Form 10KSB
period 2001-12-31
XFONE INC
filed 2002-03-27
CIK 1126216

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

                               Annual Report Under
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                            For the fiscal year ended
                                December 31, 2001

                             Commission file number
                                    333-67232

                                   XFONE, INC.
             (Exact name of registrant as specified in its charter)

                Nevada
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

             960 High Road
     London, United Kingdom N12 9RY                     011.44.2084469494
(Address of principal executive offices)         (Registrant's telephone number,
                                                      including area code)

          (Former name and former address if changed since last report)

           Securities registered pursuant to Section 12(g) of the Act:

    Title of each class                Name of each exchange on which registered
 Common Stock, $.01 Par Value             Over-the-Counter Bulletin Board

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. |_|

     The issuer's revenues for its most recent fiscal year were $3,855,412.

     The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity (i.e., does not include directors, executive officers or ten percent stockholders identified in
Item 11 hereof) of the issuer as of March 26, 2001 was approximately $901,275.

     As of March 26, 2002, there were 5,022,214 shares of our common stock issued and outstanding.

     We have incorporated by reference, our Form SB-2 Registration Statement.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2001

                                     PART I

                                     PART II

Item 8.     Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure.............................19

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance With Section 16(a) of the Exchange Act......20
Item 10.    Executive Compensation..........................................21
Item 11.    Security Ownership of Certain Beneficial Owners and Management..22
Item 12.    Certain Relationships and Related Transactions..................23
Item 13.    Exhibits and Reports on Form 8-K................................26

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Forward-Looking Statements

This annual report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934. The words or phrases "would be," "will allow,"
"intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including the risk factors set forth below and elsewhere in this report (See "Risk Factors" and Management's Discussion and
Analysis of Financial Condition and Results of Operations") Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.
Unless otherwise required by applicable law, we do not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                                     PART I

Item 1. Description of Business

General
We were incorporated in the State of Nevada on September 1, 2000 in order to acquire Swiftnet, Ltd. and to conduct Swiftnet's telecommunications business.
Swiftnet was incorporated under the laws of the United Kingdom on February 12,
1990. We acquired Swiftnet on October 4, 2000. The acquisition was accomplished through a share exchange in which we acquired all of Swiftnet's issued and outstanding stock in exchange for 2.4 million shares of our newly issued common stock. At the time of the share exchange our 2.4 million shares represented 55%
of our issued shares. As a result of the share exchange, Swiftnet became our subsidiary, the members of Swiftnet's board of directors were appointed to our board of directors and Swiftnet's officers became our officers. We are authorized to issue 25,000,000 shares of common stock of which 5,000,000 shares are issued and outstanding. We are authorized to issue 50,000,000 shares of preferred stock of which no shares are issued and outstanding.

We have never been the subject of a bankruptcy, receivership or similar proceeding.

Our principal executive offices are located at Britannia House, 960 High Road,
London, United Kingdom N12 9RY. Our telephone number is 011.44.2084469494.

BUSINESS
We provide long distance voice and data communications services solely through our subsidiary, Swiftnet, Ltd, which has conducted communications service operations in the United Kingdom since 1990. Our telecommunications services include providing telephone, facsimile, and e-mail methods of communications.
Our customers are located in over 75 countries in Europe, Australia, North
America, South America, Asia, and Africa. Approximately 75% of our revenues are derived from our United Kingdom customers.

Our services include home and business telephone services utilizing access numbers and calling cards. We also provide e-mail and facsimile messaging services, including multiple facsimile distributions, e-mail to facsimile and facsimile to e-mail services. Our future services primarily include creating an
Internet-based customer service and billing interface to include on-line registration, account control, payment and billing functions and information retrieval. We also plan to establish our services in other countries worldwide.
In addition, we plan to resell cellular telephone services of other carriers.

The operations of our subsidiary, Swiftnet, have consisted of selling telecommunications services, including telephone services, facsimile messages, calling cards, Internet driven applications, and telex for commercial and residential uses. In addition, Swiftnet has provided services and telecom solutions to resellers and partners worldwide.

Our Principal Services/Distribution Methods and Markets:
We use network switching and transport facilities of Tier I and Tier II long distance providers such as Worldcom International, Ltd. Tier 1. Tier 1 calls are typically transferred via large telephone operators in which the service level is usually very high. Tier 2 calls usually have lower cost prices and are routed through smaller companies or other routings.

We provide the following telecommunication services:
     o  Indirect telephone service: Using 1XXX access [similar to XX-XX-XXXX in the US] we resell telephone services provided by other carriers or through the use of our own platform. This enables us to take calls originated by customers and route them to different destinations. 1XXX access is a code number that people in England can dial in order to reach certain other carriers.
     o  PIN access using 0800 free numbers: Using 0800 free numbers and PIN access codes for client identification, our customers can call from almost any phone, including British Telecom pay phones, to access our platform and make calls to any destination;
     o  Mobile access using 0800 free numbers: This service is similar to our
PIN access service but uses mobile telephone devices. The identification of the client is automatic and PIN identifier numbers are not required;
     o  Email to Facsimile service: Our Email2Fax service allows customers with an Internet Email account to send facsimiles at a discounted cost. The email arrives at our Internet server which we send via facsimile through high-speed facsimile modems to the proper destination. We issue a confirmation every 15 minutes indicating: (a) all successful or failed facsimile transmissions; (b) a complete list of transmissions, including date and time of delivery, destination number, pages, duration, subject, and answerback of the transmission. Email2Fax will send a facsimile based on a pre-defined table of retries. If a facsimile does not go through, within the pre-defined time, Email2Fax will cancel the facsimile and a report of the failed transmission will be included in the next status report;
     o  Print to Facsimile service: Similar to our Email2Fax service, anyone with Windows 95 and an Internet browser will be able to utilize our Print2Fax service to send a facsimile through their printer driver, usually at a discounted cost. Using any Windows application that supports printing, the user selects the printer driver to receive a dialog box that allows entry of:
(a) the recipient name and fax number (including multiple recipients, sent directly "To" or copied "CC"); (b) the sender's name; and (c) the subject;

     o  Facsimile to Email or Cyber Number: This service allows the user to receive facsimile messages directly to an email address through the use of a personal identification number;
     o  Facsimile Broadcast: This service enables our business customers to quickly send thousands of facsimiles to various destinations;
     o  Email to Telex: Our Email2telex service allows a user with an Internet email account to send telexes to anywhere in the world at a discounted cost.
Users of this service are billed in six-second increments with no minimum time requirement; users receive back the same type of confirmation that our Email2fax customers receive; and
     o  Nodal Services: This service enables our business customers to use a small platform located in that country, to establish their own messaging services within that country, including sending and receiving customer facsimiles utilizing store and forward delivery.

Our Platforms:
A platform generally could be any personal computer with telecommunications applications, such as calling cards and transferring call applications. We operate the following platforms in our business:
     o    Telsis Switch that enables us to interconnect with other telephone carriers;
     o    Calling cards and prepay platforms that enable us to use voice prompts and to accept pin numbers; and
     o    Messaging platform that manages facsimile broadcasts and messaging applications.

Revenue/Products Breakdown:
Our revenues are derived from:
     o    Approximately 70% from our telephone services;
     o    Approximately 15% from our facsimile services; and
     o    Approximately 15% from our calling cards.

Our Customers:
We have four major types of customers:
     o    Residential - These customers either must dial 1XXX or acquire a box that dials automatically.
     o    Commercial - Smaller businesses are treated the same as residential customers. Larger businesses' PBX units are reprogrammed.
     o    Government Agencies - Includes the United Nations World Economic
          Forum, the Argentine Embassy, and the Israeli Embassy.
     o    Resellers, such as WorldNet and Voicenet - We provide them with our telephone and messaging services for a wholesale price. For WorldNet, we also supply the billing system.

Our Billing Practices:
We charge our customers based on usage by full or partial minutes. Our rates vary with distance, duration, time, and type of call, but are not dependent upon the facilities selected for the call transmission. The standard terms for our regular telephone customers require that payments are due 21 days from the date of the invoice. Our prepay telephone services represent around 20 percent of our revenues. Our supplier's standard terms are payment within 30 days from invoice date; however, payments are being made up to 90 days from date of invoice without interest or penalty.

Divisions Added to our Business during 2001:
Calling Card Division: We opened this division in January 2001 to sell calling cards to various end-users.

New Reseller Division: We opened this division in March 2001 to attract new resellers and agents to market our products and services.

Geographic Markets:
Our primary geographic market is located in the United Kingdom. We also have customers in Angola, Australia, Austria, Bangladesh, Belgium, Benin, Brazil,
Bulgaria, Cambodia, Cameroon, Canada, China, Congo, Croatia, Cyprus, Czech
Republic, Denmark, Egypt, Finland, France, Germany, Gibraltar, Greece, Guinea,
Hong Kong, India, Indonesia, Iran, Irish Republic, Israel, Italy, Ivory Coast,
Japan, North Korea, South Korea, Kuwait, Latvia, Lebanon, Liberia, Lithuania,
Malawi, Malaysia, Maldives Isles, Mauritius, Nepal, Netherlands, New Zealand,
Niger, Nigeria, Norway, Oman, Pakistan, Panama, Philippines, Poland, Portugal,
Qatar, Russia, Saudi Arabia, Sierra Leone, Singapore, Slovak Republic, South
Africa, Spain, Sri Lanka, Sweden, Switzerland, Taiwan, Tanzania, Thailand, Togo,
Turkey, U.A.E, Uganda, USA and Vietnam.

Marketing:
We use the following methods to market our services:
     o    Recruiting agents and resellers to sell our telephone services;
     o    Direct marketing, primarily using facsimile broadcasts;
     o    Agents that sell our services directly to customers at our established prices. Agents receive a commission of approximately 10% of the total sale amount less any bad debts;
     o    Resellers who purchase telephone traffic directly from us at an approximately 25% discount and then resell this telephone traffic to their customers at a mark-up according to their own price lists.
     o    Attending telecommunications trade shows in the United Kingdom to promote our services; and
     o    Advertising on a monthly basis in "Comms Dealer", a telecommunications agents/resellers trade magazine.

Our agents and resellers are independent contractors.  We do not have our own in-house sales personnel.

We have agreements with approximately 15 resellers, including Voicenet, Worldnet and InTouchUK.com. Our reseller agreements with Voicenet and Worldnet may be terminated with 60 and 7 days notice, respectively. The Voicenet agreement requires that they make minimum monthly payments to us of 10,000 pounds UK
(approximately $14,730 US). Our reseller agreement with InTouchUK.com provides us with an exclusive right to sell our fax broadcast services in the United
Kingdom, including northern Ireland, provided that InTouchUK.com makes certain minimum monthly revenue payments to us. As of December 2001, InTouchUK.com is required to make minimum monthly payments of 35,000 pounds UK (approximately
$51,555) to us, in order to maintain their exclusivity rights under their reseller agreement.

We believe that in the future the telecommunications and e-commerce markets will merge, permitting consumers to purchase telecommunication services through
Internet tools. Therefore, we foresee utilizing the Internet as an additional distribution channel for our services. We intend to utilize Xfone.com as our brand name for our new e-commerce telecommunications operations. We intend to build a brand name with the launch of "Xfone.com" by advertising our Internet services, partnering with other websites, and offering attractive rates and quality of lines. We plan to have Xfone.com operational in July 2002.

Our Future Business Plans
Our future business plans during 2001 and continuing through 2002 primarily include the following described in (a) - (i):

(a) Creating an Internet Based Customer Service and Billing Interface
We plan to create an Internet based customer service and billing interface to include on-line registration, full account control, and payment and billing functions and information retrieval. To achieve these goals we will enhance our
Internet operations, including fine-tuning our website which will consist of integrating and adding more services, perfecting our billing system, and launching our Internet operations in beta format. We will begin enhancement of our Internet operations in July 2002, and expect to complete the project by
March 2003. Our estimated cost for this aspect of our future operations is
$100,000 and will include our research and development and the possible recruitment of a Webmaster who is responsible for integration, operation, and maintenance of the site. Our anticipated source for enhancing our Internet operations is our operational cash flow, our unused $200,000 credit line and/or future financing.

(b) Media Advertising
We plan to engage in a media advertising campaign that will consist of advertising our services in newspapers, radio and subway systems. We shall initiate our media advertising campaign in September 2002 and plan to continue it until June 2003. The estimated cost of the advertisements, which comprise our entire media advertising campaign, is $200,000. Our anticipated source for the cost of our media advertising campaign is positive cash-flow from our operations, our unused credit $200,000 credit line and/or future credit lines or funds to be raised from an equity offering.

(c) Promoting our Added Value Services Such as Cyber Number and Email2 Facsimile
We plan to promote our added value services such as cyber number and email facsimile services by Internet advertising and advertisements in professional and business magazines. We will also approach the target market with direct marketing via mail and facsimile. We shall initiate this promotion in September
2002 and plan to continue the promotion for a period of three months. The estimated cost for our promotion is $10,000. Our anticipated source for the cost of our promotion is positive cash flow from operations.

(d) Evaluating Our Pricing Structure to Determine Whether we can Offer More
Competitive Prices
We will evaluate our pricing structure by comparing our pricing structure with our competitors and attempt to increase our efficiencies in customer purchases, customer service, operations, and marketing in order to keep our costs at a minimum. Our evaluation is a continuous process. We began our evaluation process in January 2002 and plan to continue this process until December 2002. The estimated cost of our evaluation is $15,000. Our anticipated source for the evaluation is positive cash flow from operations.

(e) Recruiting New Agents, Resellers, and Managers based on Performance Based
Incentives
We started our recruitment process in January, 2001 and have to date recruited approximately 17 new agents, 11 resellers, and 4 managers. During 2002, we plan to recruit approximately 15 new agents, 10 resellers and 2 managers based on performance-based incentives which will primarily consist of a percentage of profits and/or revenues. We will recruit these personnel through professional meetings, meetings and professional conferences, and personal connections. We expect that our recruitment process will take until approximately September
2002. The estimated cost of our recruiting process is $10,000. Our anticipated source for the recruitment is our positive cash flow from operations.

(f) Providing 24 hours/7 day a week service
We started to provide 24 hours/7 day a week service on or about June 2, 2001.
Our implementation of this continuous service was accomplished by our technicians and Chief Technical Officer. In approximately June 2001, we hired 3 additional technicians to implement our continuous service. The estimated cost of our providing this continuous service is $50,000. Our anticipated source for the continuous service is our positive cash flow from operations.

(g) Negotiating with More Carriers
We will negotiate with more carriers for the purpose of reducing our cost base and risk. We will conduct these negotiations on a continuous basis. We do not anticipate material costs to conduct these negotiations.

(h) Developing Incoming and Outgoing Interconnection with Various Telephone
Carriers and Incorporating Our Switch and Messaging Platform that Interfaces to our Prepay and Billing Systems
Since our inception, we have attempted to develop incoming and outgoing interconnection with various telephone carriers that will involve negotiations with various telephone carriers, acquisition and installment of telephone lines and enhancement of our switch capacity. In addition we will incorporate our switch and messaging platform that interfaces to our prepay and billing systems that will involve software development and integration. The purpose of this aspect of our business is to enhance capacity and to enable on line integrated billing to our customers and resellers. We plan to complete this aspect of our business by December 2002. The estimated cost of our completing this aspect of our business is $50,000. Our anticipated source for completing this aspect of our business is positive cash flow from operations.

(i)  GSM interface to the Switching System
We will research the feasibility of implementing a GSM interface, which is a platform that connects mobile calls directly through the mobile network without transporting the calls via a local carrier to the switching system. The purpose of implementing a GSM interface is to enable us to sell mobile phone calls at a reduced rate. The GSM interface would enable us to accomplish this reduced rate because mobile-to-mobile rates, on the same network, are less expensive. We began our integrating and testing this technology to implement this program in
September 2001; we plan to complete our research in June 2002. The estimated cost our research and implementation is $20,000. Our anticipated source for our research and implementation is our cash flow from operations and possibly our available credit line.

Competitive Business Conditions
The communications and information services industry is highly competitive and varied. Many of our existing and potential competitors have financial, personnel, marketing, customer bases and other financial resources significantly greater than ours.

Among our various competitors are:
     o    Large regional carriers in the United Kingdom such as British Telecom;
     o    Smaller regional carriers such as Quip.com;
     o    Wireless telecommunications providers such as Vodafone; and
     o    International carriers.

Currently, there are approximately 160 licensed telecom carriers in the United
Kingdom market. Most of these competitors have greater financial, personnel, and marketing resources greater than we do. These competitors have the flexibility to introduce new service and pricing options that may be more attractive to our existing as well as our future potential customers. As a result, these competitors have greater growth and profit potential than we do.

We will attempt to overcome the competitive advantages of our competitors by:
     o    Enhanced our personal contact with our customers and local agents;
     o    Providing our customers with the option to control and see their account over the Internet;
     o    Negotiating volume discounts with our underlying carriers; and
     o    Increasing our ability to direct customer call traffic over the transmission networks of more than one carrier.

Sources and Availability of Raw Materials
We do not use raw materials in our business.

Principal Suppliers:
WorldCom International, Ltd., is our principal supplier of telephone routing and switching services. Our agreement with WorldCom International may be terminated by either party with thirty days notice. In addition, this agreement may be terminated immediately if either party has committed a material breach of the agreement that is incapable of remedy. Any breach capable of remedy must be corrected within 15 days. To our knowledge, we are in compliance with all material terms of the WorldCom International agreement. We do not have an exclusive agreement with WorldCom International. As such, Worldcom International provides these same services to our competitors.

Dependence on Major customers:
During 2000 and 2001, one customer, the United Nations World Economic Forum, located in Switzerland, accounted for approximately 8% and 5% of our revenues, respectively. No other customer accounts for more than 10% of our revenues.
Collectively, the United Kingdom accounts for approximately 75% of our revenues.
In the future we will attempt to expand our customer base into other countries and with additional customer accounts; accordingly, in 2002 there may be, in addition to the United Kingdom, countries or customers that account for more than 10% of our revenues.

Patents, trademarks and licenses:
We do not have any patents or trademarks, nor have we filed any applications for patents or trademarks. Our subsidiary, Swiftnet, Ltd., is licensed in the United
Kingdom as an international telecommunication carrier.

Regulatory Matters:
In 1996, our subsidiary, Swiftnet, Ltd., was granted a license to operate a telecommunications system from the Secretary of State for Trade and Industry of the United Kingdom. The license may be revoked upon thirty days notice in the event of certain conditions.

We are affected by regulations introduced by Secretary of State for Trade and
Industry of the United Kingdom. Since the break up of the United Kingdom telecommunications duopoly consisting of British Telecom and Mercury in 1991 it has been the stated goal of Secretary of State for Trade and Industry to create a competitive marketplace. The Secretary of State for Trade and Industry has
imposed mandatory rate reductions on British Telecom in the past, which are expected to continue for the near future. We do not believe that any regulations introduced by Secretary of State for Trade and Industry will interfere with or substantially hurt our business.

We believe that we are in substantial compliance with applicable laws and regulations. To the extent that these laws and regulations are changed or new laws or regulations are adopted, we may be required to obtain additional licenses or renew, modify or replace our existing licenses. If we fail to comply with these laws, we could lose our license or be subjected to other sanctions that could result in substantial costs to us.

Since only messaging services, but no calls by our customers originate in the
United States, we do not believe that we are subject to any telecommunications laws or regulations in the United States. In the future, if our services expand, it is possible that we will become subject to the telecommunications laws and regulations of the United States. If this occurs, compliance with such laws will involve higher costs than we now have in Europe.

Cost of Compliance With Environmental Laws
We currently have no costs associated with compliance with environmental regulations. We do not anticipate any future costs associated with environmental compliance; however, there can be no assurance that we will not incur such costs in the future.

Research and Development:
Other than developing and expanding our telecommunications applications and our website, we do not intend to undertake any significant research and development activities. We have incurred less than 50,000 Pounds Sterling, (approximately
$71,000 US) in aggregate research and development expenses since January 1,
1998. During 2001, we spent approximately $45,000 on research and development.

Employees
We have 9 full-time employees consisting of:
     o    1 Chief Executive Officer;
     o    1 President;
     o    1 research and development manager;
     o    6 employees in our administration department;
We also have 3 part-time employees that operate in shifts and assist our administrative employees.

Reports to Security Holders
We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange
Commission's public reference rooms in Washington, D.C., New York, New York, and
Chicago, Illinois. Our filings are also available to the public from commercial document retrieval services and the Internet world wide website maintained by the Securities and Exchange Commission at www.sec.gov.

Item 2. Description of Property
Our corporate headquarters are located at 960 High Road, London N12 9RY - United
Kingdom. This 1600 square foot facility has four offices, one computer room, one operation room that controls the computer room, entrance hall, main hall, accounting, secretarial and administration and a kitchen. Our office is located on the fifth floor of a six floor building with a concierge, two elevators and parking facilities. Our premises were leased on a 5 year term, which was due to expire on December 12, 2001. The yearly lease payments are approximately
$23,421.00 (15,900 Pound Sterling). On October 8, 2001, we renewed our lease for a period of 12 months. Our current lease expires on December 20, 2002. The yearly lease payments have been increased to $34,320 (24,000 Pound Sterling).
Our offices are in good condition and are sufficient to conduct our operations.
We do not own any property nor do we have any plans to acquire any property in the future. We do not intend to renovate, improve or develop any properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. We have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings
In July 2001 we filed a lawsuit in the court of Petach - Tikva, Israel against
Ryfcom, Ltd. and its Chief Executive Officer, Mr. Paltiel Porat. In this lawsuit, we allege an unpaid debt due to us in the amount of $107,528 from
Ryfcom for services rendered by us. The debt arose from an agreement between us and Ryfcom, a provider of calling card services operating in Israel, in which traffic originating from Ryfcom calling cards was delivered through our system in London. Mr. Porat signed a personal guarantee agreement to secure all of
Ryfcom's obligations under our agreement with Ryfcom. During January 2002, the
Court issued a judgment in the full amount against Ryfcom, Ltd. In February
2002, the Court issued an interim ruling and ordered Mr. Porat, the guarantor of the debt, to pay 7% of the total debt within 30 days and an additional 8% of the total debt within 75 days. The Court also granted Mr. Porat the further right to defend himself in this action. On March 26, 2002, we received from Mr. Porat the
Court ordered payment of 7% of the total debt.

We are involved in a potential dispute with a former director of Swiftnet Ltd,
Yehuda Shenhav, regarding Mr. Shenhav's claim that Swiftnet unjustly removed him from Swiftnet's board of directors. From April 2000 to May 2000, Swiftnet desired to enhance its finance and management team by removing Mr. Shenhav from its board of directors and replacing him with our President, Mr. G. Nissenson.

Mr. Shenhav has never participated in any board meetings and was never actively involved in the management of Swiftnet. The proposed enhancement of our finance and management team was in preparation for Swiftnet plan to become a Securities and Exchange Commission reporting company and later an Over-the-Counter Bulletin
Board traded company. Despite our invitations and correspondence to Mr. Shenhav to exercise his rights through proxy regarding his proposed removal from
Swiftnet's Board of Directors, he never properly exercised his rights. On June
16, 2000, over 75% of Swiftnet's shareholders passed resolutions removing Mr.
Shenhav from Swiftnet's Board of Directors and replaced him with Mr. G.
Nissenson. Mr. Shenhav claims that the process by which he was removed from
Swiftnet's Board of Directors was not lawful. No actual litigation has been initiated in this matter. We have not received any other communications from Mr.
Shenhav regarding any such claims since approximately July 2000. In addition, we have never received any communications from Mr. Shenhav threatening litigation in this matter.

Although we believe that Mr. Shenhav's claims have no merit and we will vigorously defend any such claims should they be litigated, there are no assurances that we will prevail in such litigation. Any judgment that may be brought against us in connection with such a matter may have an adverse effect upon our financial condition and/or dilute the value of your investment should the additional shares be issued to the former director/shareholder. No litigation has been filed regarding this matter as of the date of this Form
10KSB.

Other than the above, we are not a party to any pending legal proceeding, nor is our property the subject of such a legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2001.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Share Price History

Subsequent to our year end at December 31, 2001, on March 22, 2002, our common stock (the "Common Stock") became traded in the over-the-counter market in what is commonly referred to as the "Electronic" or "OTC Bulletin Board" or the
"OTCBB" under the trading symbol "XFNE.OB." The following table sets forth the high and low bid information of the Common Stock for the periods indicated. The price information contained in the table was obtained from IDD Information
Services, Inc. and other sources we consider reliable. Note that such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and the quotations may not necessarily represent actual transactions in the Common Stock.

2002                                        Low               High
----                                        ---               ----
March 22, 2002                              $0.75             $0.75
March 25, 2002                              $0.75             $2.10
March 26, 2002                              $1.80             $2.75

Holders of Record

At December 31, 2001, there were approximately 128 holders of record of our
Common Stock. The number of holders of record was calculated by reference to our stock transfer agent's books.

Dividend Policy

To date, we have not paid dividends on our common stock. The payment of dividends, if any, is within the discretion of the Board and will depend upon our earnings, our capital requirements and financial condition, and other relevant factors. See "Management's Discussion and Analysis of Financial
Condition and Results of Operation." The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our operations.

Issuance of Securities

On September 1, 2000, we issued 1,730,000 shares of our common stock to our founder and director, Abraham Keinan, for services rendered in our corporate formation.

On September 1, 2000, we issued 270,000 shares of our common stock to
Campbeltown Business Ltd, for services rendered in our corporate formation.
Campbeltown Business Ltd. is owned by our president, Guy Nissenson and his family.

On September 20, 2000, we issued an aggregate of 2,400,000 shares of our common stock to Abraham Keinan, Vision Consultants Ltd., and Campbeltown Business Ltd.
to acquire our subsidiary, Swiftnet. Ltd.

On October 20, 2000, we issued 100,000 shares of our common stock to Zeneca
Commercial S.A., on behalf of Mr. Nissim Levy, for giving our subsidiary,
Swiftnet, a bank guaranty for the amount of $200,000.

On October 20, 2000, we issued 252,800 shares of our common stock to 116
non-U.S. Companies and non-U.S. persons for non cash consideration. Our legitimate business purpose for issuing these shares was to: (a) gain recognition of our business operations; (b) establish a stock holder base for our common stock; (c) assist us in our future plan to secure qualification for quotation on the Over the Counter Bulletin Board; and (d) to motivate our employees. On October 20, 2000, we issued 25,000 shares to agents of Swiftnet for the purpose of future incentive plan for our agents.

On July 25, 2001, we issued 117,200 shares to the `management fund' of our subsidiary Swiftnet for future incentive of the management team implementing the expanding plan of the company.

We relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as
amended for the above issuances. None of these issuance involved underwriters, underwriting discounts or commissions or any public offer in the United States.
We placed restrictive legends on all certificates issued. We believed that
Regulation S and Section 4(2) were available because:
     o    We are an operational company with revenues and not a blank check company;
     o    Sales were not made by general solicitation or advertising;
     o    Sales were made only to accredited investors or investors who represented that they were sophisticated enough to evaluate the risks of the investment;
     o    No offers or sales were made to persons in the United States; and
     o    No direct selling efforts were made in the United States.

On July 25, 2001, we issued 105,000 shares of our common stock to the Law Firm of Hamilton, Lehrer & Dargan, P.A. for legal services rendered to us. We relied upon the exemption from registration provided by Section 4(2) and Rule 506 of
Regulation D of the Act, as amended. We believed this exemption is available because the issuance to Hamilton, Lehrer & Dargan, P.A. was an isolated transaction which did not involve a public offering.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The terms "Company", "we", "our" or "us" are used in this discussion to refer to Xfone, Inc. and its wholly owned subsidiary,
Swiftnet.

Years ended December 31, 2001 and 2000

Consolidated Statement of Operations

Revenues. Revenues for the year ended December 31, 2001 increased 96.3%
to £2,658,905 ($3,855,412) from £1,354,746 ($1,964,382) for the same period in 2000. The increase in revenues is attributed mainly to growth in revenues generated from our voice telephone services.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues increased
85.3% to £1,629,604 ($2,362,926) for the year ended December 31, 2001 from £879,207 ($1,274,850) for the year ended December 31, 2000, representing 61.3% and 65% of the total revenues for the year ended December 31,
2001 and December 31, 2000, respectively. The decrease in cost of revenues is attributable to lower rates that we negotiated and concluded with our largest supplier.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the year ended December 31, 2001 and 2000, respectively, gross profit was £1,029,301 ($1,492,486) and £475,539 ($689,532), which represent
116.4% increase. The gross profit as percentage of revenues increased to 38.7%
for the year ended December 31,2001 from 35% for the year ended December 31,
2000. The increase of the gross profit as percentage of revenues is attributed to the lower rates that we paid in the year ended December 31, 2001.

Research and Development. Research and development expenses were £30,791
($44,647) and £29,124 ($42,230) for the year ended December 31, 2001 and
2000, respectively. These expenses represented 1.2% and 2.1% of our revenues of the year ended December 31, 2001 and 2000, respectively. The expenses consist of labor costs of the research and development manager and other related costs.
Main developments relate to the development of our Xfone web site and its interconnections, the upgrade of software for our telephone platforms, billing systems, messaging services and the resellers support package.

Marketing and Selling Expenses. Marketing and selling expenses increased to £219,238 ($317,895) from £112,310 ($162,850) for the year ended
December 31, 2001 and 2000, respectively. Marketing and selling expenses as percentage of revenues were 8.2% and 8.3% for the year ended December 31, 2001 and 2000, respectively.

General and Administrative Expenses. General and administrative expenses increased to £543,936 ($788,707) for the year ended December 31, 2001 from £219,238 ($342,806) for the year ended December 31,2000. As percentage of revenues General and administrative expenses increased to 20.5% for the year ended December 31, 2001 from 17.5% for the year ended December 31, 2000 the increase is mainly attributable to expenses related to the preparation of the
Form SB2 registration statement that was filed with the Securities and Exchange
Commission.

Financing Expenses. Financing expenses, net, increased to £30,982 ($44,924)
for the year ended December 31, 2001 from £12,016 ($17,423) for the year ended December 31, 2000.

Income Before Taxes. Income before taxes for the year ended December 31, 2001 increased by 139% to £205,363 ($297,777) from £85,896 ($124,552) for the year ended December 31, 2000. The increase of the income before taxes is attributable primarily to the increase of 96.3% in our revenues and the lesser increase of 85.3% in our cost of revenues. Income before taxes as percentage of revenues was 7.7% for the year ended December 31, 2001 and 6.3% for the year ended December 31, 2000.

Taxes on Income. United Kingdom companies are usually subject to income tax at the corporate rate of 20%. Taxes on income for the year ended December 31,
2001,excluding the approximately £65,000 loss for which no benefit has been recognized, amounted to £59,757 ($86,648) which represents 22% of the income before taxes as compared with £16,339 ($23,692) for the year ended
December 31, 2000 that represents 19% of the income before taxes, excluding approximately £13,000 loss for which no benefit has been recognized. The increase in the percentage of taxes on such income before taxes is attributable primarily to the effect of permanent differences between taxable and financial statement income.

Net Income. Net income for the year ended December 31, 2001 amounted to £145,606 ($211,129) and represents 5.5% of the revenues, as compared with £69,559 ($100,860) 5.1% of the revenues, for the year ended December
31, 2000. The increase in the net income is mainly attributable to the 139%
growth in our income before taxes that was partially offset by a higher growth in the taxes on income for the year ended December 31, 2001.

Earning per share

The earning per share for the year ended December 31, 2001 was £0.03
($0.043) for the basic 4,848,333 weighted average Shares and £0.027
($0.039) for diluted number of shares including the option to buy 500,000 shares.

Balance Sheet

Current Assets. Current Assets amounted to £1,194,764 ($1,732,408) as of
December 31, 2001 as compared to £744,693 ($1,111,474) as of December 31,
2000. Increases is mainly attributable to an 146% increase in account receivable as a result of the growth in our activities, offset by a decrease in prepayments and other receivables and in the loan to shareholder.

Loan to shareholder. Loan to shareholder amounted to £282,347 ($409,403) as of December 31, 2001 as compared to £216,133 ($322,586) as of December
31,2000. As of December 31, 2001 £66,212 ($96,007) of the loan is classified as current asset.

Fixed assets. Fixed assets after accumulated depreciation increased to £158,437 ($229,733) as of December 31, 2001 as compared
with £87,072 ($129,958) as of December 31,2000. Purchase of equipment during the year ended December 31, 2001 amounted to £108,377 ($144,456) and depreciation for same period amounted to £37,012 ($53,727).

Current Liabilities. As of December 31, 2001 Current Liabilities increased by £438,476 ($635,790) to £1,094,330 ($1,586,778) as compared with £655,854 ($978,886) as of December 31, 2000. The increase is mainly attributable to an increase of £461,466 ($647,852) in trade payables that are as a result of the growth in the revenues of Xfone.

Liquidity and Capital resources December 31, 2001.

Net cash provided by operating activities for the year ended December 31, 2001 was £181,271 ($262,843).

The cash provided by operating activities was primarily attributable to our Net
Income £145,606 ($211,129) complemented by Depreciation for the amount of £37,012 ($53,667).

Net financing activities provided £9,904 ($14,361). Investing activities used £108,377 ($157,147) to finance the purchase of new equipment.

Cash at December 31, 2001 amounted to £279,243 ($404,902) an increase of £82,798 ($120,057) since December 31,2000. Our current assets for
December 31, 2001 are higher than our current liabilities by £100,434
($145,629).

Our commitments for capital expenditures as of December 31, 2001 were £54,395 ($78,873). The purpose of the commitment was buying new equipment.

We shall continue to finance our operations and fund the commitments for capital expenditures mainly from the cash provided from operating activities. We have, as well, an unused $200,000 credit facility that a UK bank made available to our operating subsidiary, Swiftnet.

We believe that our future cash flow from operations together with our current cash and the unused Bank facility will be sufficient to finance our activities through the years 2001 and 2002. For the implementation of our expansion plans, we plan to raise money through either a public or private offering.

Impact of Inflation and Currency Fluctuations.

As of December 31, 2001 we deal with only two currencies British Pounds and U.S.
Dollars. Even when we do business in countries other than the United Kingdom. or the United States, we sell and buy in either U.K. Pounds or U.S. Dollars.

Most of our revenues and Current Assets are in British Pounds, the long-term loan to a shareholder is all in U.K. Pounds.

Our Cost of Revenues is all in British Pounds. Most of our liabilities, operating and financing expenses are in British Pounds. The reminder of the
Assets, Liabilities, Revenues and expenditures are in U.S. Dollars.

A devaluation of the U.K. Pound in relation to the U.S. Dollar will have the effect of decreasing the Dollar value of all assets or liabilities that are in
U.K. Pounds. Conversely, any increase in the value of the U.K. Pound in relation to the Dollar has the effect of increasing the Dollar value of all U.K. Pounds assets and the Dollar amounts of any U.K. liabilities and expenses.

Inflation would affect our operational results if we shall not be able to match our Revenues with our expenses. If rate of inflation will cause a raise in salaries or other expenses and the market conditions will not allow us to raise prices proportionally it will have a negative effect on the value of our assets and on our profitability.

Item 7. Financial Statements

See the index to consolidated financial statements and consolidated financial statement schedules included herein as Item 13.

                           Xfone, Inc. and Subsidiary

                        CONSOLIDATED FINANCIAL STATEMENTS

                             as of December 31, 2001
                             -----------------------

                           Xfone, Inc. and Subsidiary

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2001

                                    CONTENTS
                                    --------

                                                               PAGE
                                                               ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                         1

     Balance Sheet                                              2-3

     Statements of Operations                                    4

     Statement of Changes in Shareholders' Equity                5

     Statements of Cash Flows                                   6-7

     Notes to Consolidated Financial Statements                8-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
Xfone, Inc. and Subsidiary
--------------------------

We have audited the accompanying balance sheet of Xfone, Inc. and Subsidiary as of December 31, 2001, the related statements of operations, changes in shareholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xfone, Inc. and Subsidiary as of December 31, 2001, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2001 in conformity with generally accepted accounting principles in the United States.

Chaifetz & Schreiber, P.C.
21 Harbor Park Drive N.
Port Washington, NY 11050
March 8, 2002
                                       F-1

------------------------------------------------------------------------------------

                           Xfone, Inc. and Subsidiary
------------------------------------------------------------------------------------
                                  BALANCE SHEET

                                              December 31,          December 31,
                                             --------------  -----------------------
                                                  2001                 2001
                                             --------------  -----------------------
                                                             Convenience translation
                                                                    into U.S. $
                                                             -----------------------
Current assets

Cash                                         £      286,578       $      415,538

Accounts receivable, net                            726,959            1,054,091

Prepaid expenses and other
    receivables (Note 4)                            115,015              166,772

Loan to shareholder (Note 5)                         66,212               96,007
                                             --------------  -----------------------
Total Current Assets                              1,194,764            1,732,408
                                             --------------  -----------------------
Loan to shareholder (Note 5)                        216,135              313,396
                                             --------------  -----------------------

Fixed assets (Note 6)

Cost                                                406,714              589,735

Less  - accumulated depreciation                   (248,277)            (360,002)
                                             --------------  -----------------------
Total fixed assets                                  158,437              229,733
                                             --------------  -----------------------
Total assets                                 £    1,569,336       $    2,275,537
                                             ==============  =======================

                                       F-2

------------------------------------------------------------------------------------

                           Xfone, Inc. and Subsidiary
------------------------------------------------------------------------------------
                                  BALANCE SHEET

                                             --------------  -----------------------
                                              December 31,         December 31,
                                             --------------  -----------------------
                                                  2001               2001
                                                             Convenience translation
                                                                    into US$
                                                             -----------------------

Current liabilities
Bank overdraft                               £        7,335       $       10,636
Notes payable - current portion (Note 8)              9,971               14,458
Trade payables                                      961,576            1,394,285
Other liabilities and accrued expenses
 (Note 7)                                            90,576              131,335
Obligations under capital leases
 - current portion                                   24,872               36,064
                                             --------------  -----------------------
Total current liabilities                         1,094,330            1,586,778

Deferred taxes                                       20,000               29,000
Notes payable (Note 8)                               11,166               16,191
Obligation under capital lease                       19,322               28,017
                                             --------------  -----------------------
Total liabilities                                 1,144,818            1,659,986
                                             --------------  -----------------------

Shareholders' equity (Note 9)
Preferred stock - 50,000,000 shares
  authorized, none issued
Common stock:
 25,000,000 shares authorized,
 £.0006896 par value;
 5,000,000 issued and outstanding                     3,448                5,000
Contributions in excess of par value                140,903              204,309
Receipt on account of shares                             -                    -
Retained earnings                                   280,167              406,242
                                             --------------  -----------------------
Total shareholders' equity                          424,518              615,551
                                             --------------  -----------------------
Total liabilities and shareholders' equity   £    1,569,336       $    2,275,537
                                             ==============  =======================

                                       F-3

-----------------------------------------------------------------------------------------------

                                       Xfone, Inc. and Subsidiary
-----------------------------------------------------------------------------------------------
                                        STATEMENT OF OPERATIONS

                                               Years Ended                  Years Ended
                                               December 31,                 December 31,
                                          2001           2000           2001          2000
                                      ------------   ------------   ------------   ------------
                                                                      Convenience translation
                                                                            into U.S. $
                                                                    ---------------------------

Revenues                              £  2,658,905   £  1,354,746   $  3,855,412   $  1,964,382
Cost of revenues                        (1,629,604)      (879,207)    (2,362,926)    (1,274,850)
                                      ------------   ------------   ------------   ------------
Gross profit                             1,029,301        475,539      1,492,486        689,532
                                      ------------   ------------   ------------   ------------
Operating expenses: (Note 11)
Research and development                   (30,791)       (29,124)       (44,647)       (42,230)
Marketing and selling                     (219,238)      (112,310)      (317,895)      (162,850)
General and administrative                (543,936)      (236,418)      (788,707)      (342,806)
                                      ------------   ------------   ------------   ------------
Total operating expenses                  (793,965)      (377,852)    (1,151,249)      (547,886)
                                      ------------   ------------   ------------   ------------

Operating profit                           235,336         97,687        341,237        141,646
Financing expenses -  net (Note 11)        (30,982)       (12,016)       (44,924)       (17,423)
Other income                                 1,009            227          1,464            329
                                      ------------   ------------   ------------   ------------
Income before taxes                        205,363         85,898        297,777        124,552
Taxes on income                            (59,757)       (16,339)       (86,648)       (23,692)
                                      ------------   ------------   ------------   ------------
Net income                            £    145,606   £     69,559   $    211,129   $    100,860
                                      ============   ============   ============   ============
Earnings Per Share:
Basic                                 £       0.03   £       0.02   $       0.04   $       0.03
                                      ============   ============   ============   ============

Diluted                               £       0.03   £       0.02   $       0.04   $       0.03
                                      ============   ============   ============   ============

                                       F-4

---------------------------------------------------------------------------------------------------------------

                                            Xfone, Inc. and Subsidiary
---------------------------------------------------------------------------------------------------------------
                                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                    Contributions
                                       Number of                      in excess                      Total
                                       Ordinary                          of          Retained     Shareholders'
                                        Shares       Share Capital    par value      Earnings        Equity
                                      ------------   ------------   ------------   ------------   -------------

Balance at January 1, 2000               2,400,000   £      1,655   £     63,345   £     65,002   £     130,002
Issuance of ordinary shares              2,400,000          1,655         70,798             -           72,453
Net income                                      -              -              -          69,559          69,559
                                      ------------   ------------   ------------   ------------   -------------
Balance at December 31, 2000             4,800,000   £      3,310   £    134,143   £    134,561   £     272,014
                                      ------------   ------------   ------------   ------------   -------------

Balance at January 1, 2001               4,800,000          3,310        134,143        134,561         272,014
Issuance of shares                         200,000            138          6,760             -            6,898
Net income                                      -              -              -         145,606         145,606
                                      ------------   ------------   ------------   ------------   -------------
Balance at December 31, 2001             5,000,000   £      3,448   £    140,903   £    280,167   £     424,518
                                      ============   ============   ============   ============   =============

Convenience translation into U.S. $:
Balance at January 1, 2001               4,800,000   $      4,800   $    194,507   $    195,113   $     394,420
Issuance of shares                         200,000            200          9,802             -           10,002
Net income                                      -              -              -         211,129         225,128
                                      ------------   ------------   ------------   ------------   -------------
Balance at December 31, 2001             5,000,000   $      5,000   $    204,309   $    406,242   $     615,551
                                      ============   ============   ============   ============   =============

                                       F-5

---------------------------------------------------------------------------------------------------------------

                                           Xfone, Inc. and Subsidiary
---------------------------------------------------------------------------------------------------------------
                                            STATEMENTS OF CASH FLOWS

                                                                Years                         Years
                                                                Ended                         Ended
                                                             December 31,                  December 31,
                                                         2000           2001           2001           2000
                                                     ------------    -----------   ------------   -------------
                                                                                     Convenience translation
                                                                                           into U.S. $
                                                                                   ----------------------------
Cash flow from operating activities
Net income                                           £    145,606   £     69,559   $    211,129   $     100,860
Adjustments to reconcile net cash
  provided by (used in) operating activities               35,665           (716)        51,714          (1,038)
                                                     ------------    -----------   ------------   -------------
Net cash provided by operating activities                 181,271         68,843        262,843          99,822
                                                     ------------    -----------   ------------   -------------
Cash flow from investing activities
Purchase of equipment                                    (108,377)       (60,339)      (157,147)        (87,492)
                                                     ------------    -----------   ------------   -------------
Net cash used in investing activities                    (108,377)       (60,339)      (157,147)        (87,492)
                                                     ------------    -----------   ------------   -------------
Cash flow from financing activities
Repayment of long term debt                                 9,904             -          14,361              -
Proceeds from issuance of long term debt                       -          27,918             -           40,481
Proceeds from issuance of common stock                         -          72,453             -          105,057
                                                     ------------    -----------   ------------   -------------
Net cash provided by financing activities                   9,904        100,371         14,361         145,538
                                                     ------------    -----------   ------------   -------------
Net increase in cash                                       82,798        108,875        120,057         157,868
Cash, beginning of year                                   196,445         87,570        284,845         126,977
                                                     ------------    -----------   ------------   -------------
Cash, at end of year                                 £    279,243   £    196,445   $    404,902   $     284,845
                                                     ============   ============   ============   =============
Supplement disclosures of cash flow information:
Net cash paid during the year for:
Income taxes                                         £         -    £      4,297   $      9,419   $       6,231
                                                     ============   ============   ============   =============
Interest                                             £      6,496   £      2,171   $         -    $       3,148
                                                     ============   ============   ============   =============

                                       F-6

---------------------------------------------------------------------------------------------------------------

                                            Xfone, Inc. and Subsidiary
---------------------------------------------------------------------------------------------------------------
                                          STATEMENT OF CASH FLOWS (Cont.)

(1)  Adjustments to reconcile net income to net cash provided by operating activities:

                                                                Years                         Years
                                                                Ended                         Ended
                                                             December 31,                  December 31,
                                                         2000           2001           2001           2000
                                                     ------------    -----------   ------------   -------------
                                                                                     Convenience translation
                                                                                           into U.S. $
                                                                                   ----------------------------

Depreciation                                         £     37,012   £     29,024   $     53,667   $      42,085
                                                     ------------    -----------   ------------   -------------
Stock issued for professional services                      6,898             -          10,002              -
                                                     ------------    -----------   ------------   -------------
Changes in assets and liabilities:
Increase in trade receivables                            (431,873)      (164,079)      (626,216)       (237,915)
Decrease (increase) in other receivables                   58,793       (116,093)        85,250        (168,335)
Increase in shareholder loans                             (66,212)       (77,932)       (96,007)       (113,001)
Increase in trade payables                                461,466        275,860        669,126         399,997
(Decrease) increase in other payables                     (50,419)        52,504        (73,108)         76,131
Increase in deferred taxes                                 20,000             -          29,000              -
                                                     ------------    -----------   ------------   -------------
 Total adjustments                                         (8,245)       (29,740)       (11,955)        (43,123)
                                                     ------------    -----------   ------------   -------------
                                                     £     35,665   £       (716)  $     51,714   $      (1,038)
                                                     ============   ============   ============   =============

                                       F-7

--------------------------------------------------------------------------------

                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -  Organization and Nature of Business

          A.   Xfone, Inc. ("Xfone") was incorporated in Nevada, U.S.A. in
               September, 2000 and is a provider of long distance voice and data telecommunications services, primarily in the United Kingdom. The financial statements consolidate the operations  of Xfone and
               Swiftnet, Limited. ("Swiftnet") (the "Predecessor"), its wholly owned U.K. subsidiary, (collectively the "Company") from January
               1, 2000 through December 31, 2001 (see Note 3).

          B.   The financial statements of the Company have been prepared in
               Sterling ("£") since this is the currency of the prime
               economic environment, the U.K., in which the operations of the
               Company are conducted. Transactions and balances denominated in
               Sterling are presented at their original amounts. Transactions and balances in other currencies are translated into Sterling in accordance with Statement of Financial Accounting Standards
               ("SFAS") No. 52 of the U.S. Financial Accounting Standards Board
               ("FASB"). Accordingly, items have been translated as follows:
               Monetary items - at the exchange rate effective at the balance sheet date. Revenues and expense items - at the exchange rates in effect at the date of recognition of those items. Exchange gains and losses from the aforementioned translation are included in financing expenses, net.

          C.   The financial statements have been translated into U.S. dollars using the rate of exchange of the U.S. dollar at December 31,
               2001. The translation was made solely for the convenience of the readers. It should be noted that the £ figures do not
               necessarily represent the current cost amounts of the various elements presented and that the translated U.S. dollars figures should not be construed as a representation that
               the £ currency amounts actually represent, or could be
               converted into, U.S. dollars. The representative rate of exchange of the £ at December 31, 2001 was £1 = 1.45 U.S.$.

                                       F-8

--------------------------------------------------------------------------------

                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 2 -  Significant Accounting Policies

          The financial statements are prepared in accordance with generally accepted accounting principles in the United States. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are as follows:

          A.   Principles of Consolidation and Basis of Financial Statement
               Presentation - The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its wholly-owned subsidiary.  All significant inter-company balances and transactions have been eliminated in consolidation.

          B.   Allowance for Doubtful Accounts

               The allowance is determined based upon management's evaluation of receivables doubtful of collection on a specific basis.  Such allowances for doubtful accounts are as follows:
                                                          £
                        December 31, 2001              115,550
                        December 31, 2000               31,128

          C.   Equipment

               Equipment is stated at cost. Depreciation is calculated by the declining balance method over the estimated useful lives of the assets. Annual rates of depreciation are as follows:

                                                                     Useful
                                               Method                Life

               Switching equipment             straight line         10 years
               Machinery and equipment         reducing balance       4 years
               Furniture and fixtures          reducing balance       4 years
               Motor vehicles                  reducing balance       4 years

          D.   Revenue Recognition

               The Company's source of revenues results from charges to
               customers for the call minutes they use while on the Company's telecommunications system.  Such revenues are recognized at the time this service is rendered.

                                       F-9

--------------------------------------------------------------------------------

                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 2 -  Significant Accounting Policies (Cont.)

          E.   Revenue Recognition (cont.)

               Management believes that the Company's revenue recognition policies are in accordance with the Securities and Exchange
               Commission Staff Accounting Bulletin No. 101, "Revenue
               Recognition in Financial Statements" (SAB 101).

          F.   Use of Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

          7.   New Accounting Pronouncements

               In June 2001, the Financial Accounting Standards Board ("FASB")
               issued SFAS No. 143 "Accounting For Asset Retirement Obligations"
               which addresses financial accounting and reporting for
               obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs; SFAS No. 141
               "Business Combinations", which addresses the financial accounting and reporting for business combinations; SFAS No. 142 "Goodwill and other Intangible Assets", which addresses the financial accounting and reporting of acquired goodwill and other
               intangible assets. In August 2001, the FASB issued SFAS No. 144
               "Accounting for the Impairment or Disposal of Long-Lived Assets"
               which addresses financial  accounting and reporting for the impairment of long-lived assets. The adoption of these statements are not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

          H.   Earnings Per Share

               Earnings per share are calculated and reported in accordance with
               Statement of Financial Accounting Standards No. 128, Earnings Per
               Share ("EPS") ("SFAS 128"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

                                      F-10

--------------------------------------------------------------------------------

                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 2 -  Significant Accounting Policies (Cont.)

          1.   Income Taxes

               Income taxes are accounted for under Statement of Financial
               Accounting Standards No. 109, "Accounting for Income Taxes,"
               which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been
               recognized in the Company's financial statements or tax returns.

Note 3 -    Pooling of Interests

               On October 4, 2000 Xfone acquired Swiftnet Ltd. ("Swiftnet") in a business combination accounted for as a pooling of interests.
               Swiftnet, which engages in the telecommunications industry, became a wholly owned subsidiary of Xfone through the exchange of
               2,400,000 shares of the company's common stock for all of the outstanding stock of Swiftnet. From September 7, 2000, date of formation, through October 4, 2000, date of combination, the
               Company had minimal operating activity. The accompanying
               financial statements for 2000 are based on the assumption that the companies were combined for the full year and financial statements of prior years have been restated to give effect to the combination.

               Summarized results of operations of the separate companies for the period from January 1, 2000 through September 30, 2000 and for the year ended December 31, 2000 are as follows:

                                                                 Year Ended
                         January 1, - September 30, 2000     December 31, 2000
                         ------------------------------- ---------------------------
                              Xfone         Swiftnet        Xfone         Swiftnet
                           ------------   ------------   ------------   ------------
               Net sales      £   0       £    972,016      £   0       £  1,354,746
                           ============   ============   ============   =============
               Net income     £   0       £     43,649      £   0       £     69,559
                           ============   ============   ============   =============

                                      F-11

--------------------------------------------------------------------------------

                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 4 -  Prepaid Expenses and Other Receivables

                                           December 31,        December 31,
                                              2001                 2001
                                          -------------  -----------------------
                                                         Convenience translation
                                                                into US$
                                                         -----------------------

          Professional fees               £      46,291        $     67,122
          Due from Swiftglobal, Ltd.
             (nonaffiliated entity)              30,000              43,500
          Other prepaid expenses                 21,908              31,767
          Others receivables                     16,816               24,383
                                          -------------  -----------------------
                                          £     115,015        $    166,772

Note 5 -  Loan to Shareholder

          The Company has a non-interest bearing demand loan of £66,212 due from a shareholder.  In addition, the Company has a non-interest bearing loan of £216,135, due from such shareholder which has been classified as noncurrent since it will not be called before January 2003.

                                      F-12

--------------------------------------------------------------------------------

                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

                                                  December 31,          December 31,
                                                      2001                  2001
                                                  ------------    -----------------------
Note 6 -  Fixed Assets
                                                                  Convenience translation
                                                                        into U.S.$
                                                                  -----------------------
          Cost
          Machinery and equipment                 £    246,676        $       357,680
          Office furniture and equipment                46,234                 67,039
          Property held under capital leases:
             Motor vehicle                              35,000                 50,750
             Switching equipment                        78,804                114,266
                                                  ------------    -----------------------
                                                  £    406,714        $       589,735
                                                  ============    =======================

          Accumulated Depreciation
          Machinery and equipment                 £    178,368        $       258,634
          Office furniture and equipment                41,796                 60,604
          Property held under capital leases:
             Motor vehicle                              20,233                 29,338
             Switching equipment                         7,880                 11,426
                                                  ------------    -----------------------
                                                  £    248,277        $       360,002
                                                  ============    =======================

Note 7 -  Other Liabilities and Accrued Expenses
          Corporate taxes                         £     59,767        $        86,662
          Professional fees                             10,341                 14,995
          Payroll taxes                                  5,503                  7,979
          Others                                        14,965                 21,699
                                                  ------------    -----------------------
                                                  £     90,576        $       131,335
                                                  ============    =======================

                                      F-13

--------------------------------------------------------------------------------

                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 8 -  Notes Payable

                                                      December 31,       December 31,
                                                         2001                2001
                                                     -------------  -----------------------
                                                                    Convenience translation
                                                                           into US$

          Barclays Bank - maturity 2002,
             annual interest rate 5.83%              £       5,971       $      8,658

          First National Finance - maturity 2005,
             annual Interest rate 7.16%                      8,000             11,600
          Newcourt - maturity 2005, annual
             interest rate 7.16%                             7,166             10,391
                                                     -------------  -----------------------
                                                            21,137             30,649
          Less: current portion                             (9,971)           (14,458)
                                                     -------------  -----------------------
          Notes payable - non current                £      11,166       $     16,191
                                                     =============  =======================

                                      F-14

--------------------------------------------------------------------------------

                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 8 - Notes Payable (cont.)

          B.  Maturities of notes payable are as follows:

                                                    Convenience
                                               translation into U.S. $
                                              -------------------------
          December 31
          -----------
             2002              £   9,971            $    14,458
             2003                  4,000                  5,800
             2004                  4,000                  5,800
             2005                  3,166                  4,590
                               -----------          ------------
                               £  21,137            $    30,648

Note 9 -  Capital Lease Obligations

          The Company is the lessee of switching equipment and a motor vehicle under capital leases expiring in various years through 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated productive lives.  Depreciation of assets under capital leases is included in depreciation expense for 2001 and 2000.

          Minimum future lease payments under capital leases as of December 31,
          2001 for each of the next five years are:

                                                                             Convenience
                                                                       translation into U.S. $
                                                                      -------------------------
          December 31
          -----------
             2002                                    £    27,833            $    40,357
             2003                                          8,388                 12,163
             2004                                          8,388                 12,163
             2005                                          8,388                 12,163
             2006                                          1,398                  2,027
                                                     -----------            -----------
          Total minimum lease payments                    54,395                 78,873
          Less: amount representing interest             (10,201)               (14,792)
                                                     -----------            -----------
          Present value of net minimum lease payment £    44,194            $    64,081
                                                     ===========            ===========
          Interest rates on capitalized leases
            vary up to 7.49%.

                                      F-15

--------------------------------------------------------------------------------

                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 10 - Income Taxes

          The Company accounts for income taxes under the provisions of SFAS
          109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived  from tax loss and tax credit carryforward. SFAS 109, additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company does not file consolidated tax returns. At December 31, 2001, Xfone had deferred tax assets of approximately£26,000, resulting from its net operating loss. The
          Company has established a valuation allowance for the full amount of such deferred tax assets at December 31, 2001, as management of the
          Company has not been able to determine that it is more likely than not that the deferred tax asset will be realized.

          The following table reflects the Company's deferred tax assets and
          (liabilities) at December 31, 2001:

                                                             Convenience
                                                             translation
                                                             into U.S. $
                                                             ------------

          Net operating loss deduction  £     26,000         $     37,700
          Valuation allowance                (26,000)             (37,700)
          Accelerated tax writeoff of
            fixed assets                      20,000               29,700
                                        ------------         ------------
          Net deferred liability        £     20,000         $     29,700

          The provision for income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes, excluding the loss included therein of £65,252 and £13,440, respectively for the years ended December 31, 2001 and 2000, for which no benefit has been recognized, as follows:

                                                           Years Ended                  Years Ended
                                                           December 31,                 December 31,
                                                       2001           2000          2001           2000
                                                  ------------    -----------    ------------  ------------
                                                                                  Convenience translation
                                                                                        into U.S. $
                                                                                 --------------------------
          Income tax computed at statutory rate   £     53,682    £    19,868    $     77,839  $     28,809
          Effect of permanent differences                6,075          1,852           8,809         2,685
          Utilization of net operating loss                 -          (5,381)             -         (7,802)
                                                  ------------    -----------    ------------  ------------
          Provision for income taxes              £     59,757    £    16,339    $     86,648  $     23,692
                                                  ============    ===========    ============  ============

          The net operating loss carryforward at December 31, 2001 was approximately £78,000 and expires in the years 2020 and 2021.

                                      F-16

--------------------------------------------------------------------------------

                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 11 - Capital Structure

          Campbeltown Business Ltd., a shareholder, has the option from the
          Company and one of its directors to purchase 500,000 additional shares of Xfone for the amount of $200,000. This transaction can be executed either by Xfone issuing new shares, or by the director selling his private shares as long as he has an adequate amount of shares, as the director will decide. This option will expire on December 31, 2005.

          The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.
          The common stock has no preemptive or conversion rights or other subscription rights. There are no sinking fund provisions applicable to the common stock.

          During November 2001, the Company issued 105,000 shares of common stock to its attorneys as compensation for services rendered in connection with the successful initial registration and offering of the Companies' shares which was effective December 28, 2001. The value of the stock at the time of its issuance was charged to professional fees.  During July 2001, the Company issued 95,000 shares of common stock to the Swiftnet Management Fund to be distributed by such fund at will.

                                      F-17

--------------------------------------------------------------------------------

                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 12 - Earnings Per Share

                                                                    2001
                                                              Weighted Average
                                        ----------------------------------------------------------
                                           Income         Shares       Per Share       Per Share
                                         (Numerator)   (Denominator)    Amounts        Amounts
                                        ------------   -------------   ------------   ------------
                                                                                       Convenience
                                                                                       translation
                                                                                       into U.S. $
                                                                                      ------------
          Net Income                    £    145,606

          Basic EPS:
             Income available to common
               stockholders             £    145,606       4,848,333     £   0.03        $  0.04

          Effect of dilutive securities:
             Options                              -          500,000           -              -
          Diluted EPS:
             Income available to common
               stockholders             £    145,606       5,348,333     £   0.03        $  0.04

                                                                    2000
                                                              Weighted Average
                                        ----------------------------------------------------------
                                           Income         Shares       Per Share       Per Share
                                         (Numerator)   (Denominator)    Amounts        Amounts
                                        ------------   -------------   ------------   ------------
                                                                                       Convenience
                                                                                       translation
                                                                                       into U.S. $
                                                                                      ------------

          Net Income                    £     69,559

          Basic EPS:\
             Income available to common
               stockholders             £     69,559       2,880,000     £   0.02        $  0.03

          Effect of dilutive securities:
             Options                              -           48,767           -              -
          Diluted EPS:
             Income available to common
               stockholders             £     69,559       2,928,767     £   0.02        $  0.03

                                      F-18

--------------------------------------------------------------------------------

                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 13 - Selected Statement of Operations Data

                                                   Years                         Years
                                                   Ended                         Ended
                                                December 31,                  December 31,
                                           2001           2000            2001          2000
                                        ------------   ------------   ------------   ------------
                                                                        Convenience translation
                                                                                into U.S.
                                                                      ---------------------------
          A. Marketing & Selling:
          Distribution costs            £         -    £     23,353   $         -    $     33,862
          Salaries & benefits                     -           5,400             -           7,830
          Advertising                          4,904          1,198          7,111          1,737
          Consultancy                         39,187             -          56,821             -
          Commissions                        139,827         60,826        202,749         88,198
          Others                              35,320         21,533         51,214         31,223
                                        ------------   ------------   ------------   ------------

                                        £    219,238   £    112,310   $    317,895   $    162,850
                                        ============   ============   ============   ============

          B. General & Administrative:
          Salaries & benefits           £    180,952   £    105,386   $    262,380   $    152,810
          Rent & maintenance                  47,623         41,469         69,053         60,130
          Communications                      28,619         18,609         41,498         26,983
          Professional fees                  156,959         21,217        227,591         30,765
          Bad debts                           84,427         14,972        122,419         21,709
          Depreciation                        37,012         29,024         53,667         42,085
          Others                               8,344          5,741         12,099          8,324
                                        ------------   ------------   ------------   ------------
                                        £    543,936   £    236,418   $    788,707   $    342,806
                                        ============   ============   ============   ============

                                      F-19

--------------------------------------------------------------------------------

                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 13 - Selected Statement of Operations Data (cont.)

                                                   Years                         Years
                                                   Ended                         Ended
                                                December 31,                  December 31,
                                           2001           2000            2001          2000
                                        ------------   ------------   ------------   ------------
                                                                        Convenience translation
                                                                                into U.S.
                                                                      ---------------------------

          C. Financing Expenses, Net:

          Bank interest & charges       £     25,741   £     15,556   $     37,324   $     22,556
          Hire purchase interest               3,808          1,919          5,522          2,782
          Foreign currency exchange               -          (5,658)            -          (8,204)
          Other interest and charges           1,433            199          2,078            289
                                        ------------   ------------   ------------   ------------
                                        £     30,982   £     12,016   $     44,924   $     17,423
                                        ============   ============   ============   ============

Note 14 - Related Party Transactions

                                                   Years                         Years
                                                   Ended                         Ended
                                                December 31,                  December 31,
                                           2001           2000            2001          2000
                                        ------------   ------------   ------------   ------------
                                                                        Convenience translation
                                                                                into U.S.
                                                                      ---------------------------

          Shareholders' salaries        £     42,000   £     23,000   $     60,900   $     33,350
          Shareholders' pensions        £      3,300   £      3,300   $      4,785   $      4,785
          Campbeltown Business Ltd.
            consulting fees             £     78,375   £         -    $    113,644   $         -

Note 15 - Financial Commitments

          The Company has annual rent commitments under a non-cancellable operating lease of £24,000, which terminates in December 2002.

                                      F-20

Item 8. Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure

There have been no disagreements with accountants on accounting and financial disclosure.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our bylaws provide that we have at least one director. Our directors and executive officers are as follows:
-------------------- ---------- ---------------------------------------------
 Name                   Age      Position
-------------------- ---------- ---------------------------------------------
Abraham Keinan           52      Chairman of the Board of Directors,
                                   Principal Financial and Accounting Officer
-------------------- ---------- ---------------------------------------------
Guy Nissenson            27      President/Director
-------------------- ---------- ---------------------------------------------
Mr. Abraham Keinan has been our Chairman of the Board of Directors and our
Principal Financial and Accounting Officer since our inception. Abraham Keinan founded Swiftnet, Ltd., in January 1991. From 1991 to present he has been
Swiftnet's Managing Director. Abraham Keinan received a Bachelor of Science
Degree in Mechanical Engineering from Ben-Gurion University, Beer-Sheeva -
Israel.

Mr. Guy Nissenson has been our President and a Director since our inception. Guy
Nissenson joined Swiftnet, Ltd. in October 1999 and became a director of
Swiftnet, Ltd. in May 2000. He was a marketing manager of RADA Electronics
Industries from May 1997 to October 1998. Guy Nissenson was an audit and control officer with the rank of lieutenant of the Israeli Defense Forces - Central
Drafting Base and other posts from March 1993 to May 1997. In July 2000, Guy
Nissenson received a Bachelor of Science Degree in Business Management from
Kings College - University of London.

Our Executive Officers are elected by the Board on an annual basis and serve at the discretion of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the our executive officers, directors and persons who beneficially own more than 10% of the
Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

Based solely on our review of such forms furnished to us and representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during 2001.

Item 10. Executive Compensation

The following table sets forth summary information concerning the compensation received for services rendered to it during the current year and the years ended
December 31, 2000 and 2001 respectively by our Chief Executive Officer, who is also the managing director of Swiftnet. No other executive officers received aggregate compensation during our last fiscal year which exceeded, or would exceed on an annualized basis, $100,000.

Summary Compensation Chart            Annual Compensation                   Long Term Compensation
----------------- -------- ------------- ---------- ----------- -------------- ------------- ---------- -------
Name &              Year     Salary ($)   Bonus($)   Other ($)   Restricted     Options ($)   L/Tip($)   All
Position                                                         Stock Awards                            Other
----------------- -------- ------------- ---------- ----------- -------------- ------------- ---------- -------
Abraham Keinan,     2001     $42,300         0           0             0             0           0         0
Chairman/                  (30000 Pound
CEO                        Sterling)
----------------- -------- ------------- ---------- ----------- -------------- ------------- ---------- -------
                    2000     $22,095         0           0             0             0           0         0
                           (15000 Pound
                           Sterling)
----------------- -------- ------------- ---------- ----------- -------------- ------------- ---------- -------

Our chairman of the Board of Directors, Mr. Abraham Keinan , does not have a written employment agreement with us. Since January 2001, we have agreed to pay him a salary of $3,525 (2,500 Pound Sterling) per month. Abraham Keinan receives pension benefits and a company car.

On May 11, 2000, we entered into a written employment agreement with our
President, Guy Nissenson. Under the agreement, Guy Nissenson will work on business development, sales and marketing. We have agreed to pay him a salary of
$1,473 (1000 Pound Sterling) per month, subject to a future increase of $1,473
(1000 Pound Sterling) if Swiftnet reaches average sales of $257,775 (175,000
Pound Sterling) per month. In addition, we have agreed that if we grant options to Abraham Keinan, we will grant Guy Nissenson options to buy Swiftnet or us according to the following formula: 50% of the options with same price and conditions that Abraham Keinan will receive, subject to our reaching a benchmark of $176,760 (120,000 Pound Sterling) average sales per month during Guy
Nissenson activities or in the 12 months thereafter. The agreement with Guy
Nissenson can be terminated with one month notice. Our research and development manager, Mrs. Bosmat Houston, has an employment agreement us which provides that we pay her a salary of $3,337 (2266 Pound Sterling) per month. She is not subject to a covenant not to compete. We may terminate Mrs. Houston's agreement with 8 weeks notice. She may terminate the agreement with one week notice.

Board Compensation
Other than provide above our directors do not receive any compensation for their services as directors, although some directors are reimbursed for reasonableexpenses incurred in attending board or committee meetings

Stock Options and Warrants

We granted an option to Cambeltown Business, Ltd., a shareholder, and our Chief
Executive Officer/Chairman of the Board, Abraham Keinan, to purchase 500,000 additional shares of our common stock for $200,000. This transaction can be executed either by our issuing new shares or by Mr. Keinan selling his private shares as long as he has an adequate amount of shares, as will he will decide.
The option is scheduled to expire on December 31, 2005.

On May 11, 2000, our subsidiary, Swiftnet, Ltd., and our director, Abraham
Keinan, entered into an employment agreement with Guy Nissenson. Among the terms of the agreement, our president, Guy Nissenson, will receive an unspecified number of options to acquire our stock (limited to 50% of the options that
Abraham Keinan receives) and that these options are transferable at Guy
Nissenson's discretion. The specific terms of these options (including the number of options and the exercise price) are not specified in this agreement.
Swiftnet may only cancel these options if two conditions are satisfied: (1) Guy
Nissenson no longer works with Swiftnet; and (2) if within twelve months of Guy
Nissenson's employment with the company, Swiftnet and any other companies that may buy or merge into Swiftnet in the future, do not reach average revenues
(over a three consecutive month period) of at least 120,000 pounds (UK).

Item 11. Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of our Common Stock as of the date of this Form 10KSB by:
     o    Each shareholder known by us to own beneficially more than 5% of our common stock;
     o    Each executive officer;
     o    Each director or nominee to become a director; and
     o    all directors and executive officers as a group.
---------------- ----------------------- --------------------- --------------------- ------------------
 Title of Class  Name & Address of       Amount of Beneficial   Nature of Ownership   Percent of Class
                 Beneficial Owner        Ownership
---------------- ----------------------- --------------------- --------------------- ------------------
Common           Abraham Keinan               2,342,333               Direct                46.8
                 4 Wycombe Gardens
                 London Nw11 8al
                 United Kingdom
---------------- ----------------------- --------------------- --------------------- ------------------
Common           Vision Consultants *         1,302,331              Indirect*              26.0
                 Kings Court
                 POB N-3944
                 Bay Street
                 Nassau, Bahamas
---------------- ----------------------- --------------------- --------------------- ------------------
Common           Campbeltown                    720,336              Indirect*              14.4
                 Business Ltd. **
                 P.O. Box 3152
                 Road Town, Tortola,
                 British Virgin Islands
---------------- ----------------------- --------------------- --------------------- ------------------
Common           All directors and            4,365,000                                     87.2
                 executive officers
                 as a group
---------------- ----------------------- --------------------- --------------------- ------------------

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise noted, herein, we are not aware of any arrangements which may result in a change in control of our company. The chairman of our Board of Directors, Abraham
Keinan and our President, Guy Nissenson have entered into a shareholders agreement with each other, on behalf of their respective companies, Vision
Consultants and Campbeltown Business Ltd., pursuant to which each party has a right of first refusal on any proposed sale of our stock by the other party.
     *Our Chairman of the Board, Abraham Keinan, owns 100% of the stock of
Vision Consultants, which was incorporated in Nassau, Bahamas. The sole business purpose of this corporation is to hold and manage Mr. Keinan's investments.
     **Guy Nissenson and his family are shareholders of Campbeltown Business
Ltd. Pursuant to a Stock Purchase Agreement, clarified on July 30, 2001,
Campbeltown has an option to acquire 10% of our outstanding stock if we become listed on the Over-the-Counter Bulletin Board before December 31, 2005.
Campbeltown also has a first right of refusal on any of our securities offerings until December 31, 2005, so long as Campbeltown owns more than 4% of our outstanding stock. To the extent that we issue any shares to Abraham Keinan,
Campbeltown has the right to purchase or acquire such number of our shares on the same terms and conditions as Abraham Keinan such that the relative percentage ownership of Abraham Keinan and Campbeltown remains the same.

Change In Control

We are not currently engaged in any activities or arrangements that we anticipate will result in a change in our
control.

Item 12. Certain Relationships and Related Transactions

On September 1, 2000, we issued 1,730,000 shares of our common stock to our founder and director, Abraham Keinan for services rendered in our corporate formation.

Since inception through December 31, 2000, we have (along with our subsidiary,
Swiftnet, Ltd.) loaned Abraham Keinan a total of 216,133 Pound Sterling or approximately $322,586 based upon the exchange rate at December 31, 2000. This loan is reflected in a promissory note payable in ten equal installments of approximately $19,150 beginning January 1, 2002 and ending on January 1, 2011.
This note is non-interest bearing.

On May 5, 2000, our Swiftnet, Ltd., entered into an 18-month renewable consulting agreement with Campbeltown Business, Ltd., a private company owned by
Guy Nissenson our president and director and his family, to provide consulting services in the area of marketing and finance. Under the agreement, we are obligated to pay Campbeltown 2,000 UK Pound Sterling (approximately $2,946) per month, along with an additional monthly performance bonus based upon Swiftnet,
Ltd., attaining the following revenue levels:

                                       23

------------------------------------------------- ------------------------------
          TARGET AMOUNT OF                          ADDITIONAL MONTHLY BONUS
          REVENUES PER MONTH
------------------------------------------------- ------------------------------
Less than 125,000 Pounds (UK)                         0 Pounds (UK)
------------------------------------------------- ------------------------------
Between 125,000 - 150,000 Pounds (UK)             1,250 Pounds (UK)
     (approximately $ 184,125 - $ 220,950 US)       (approximately $ 1,841 US)
------------------------------------------------- ------------------------------
Between 150,000 - 175,000 (UK)                    2,500 Pounds (UK)
     (approximately $ 220,950 - $ 257,775 US)       (approximately $ 3,583 US)
------------------------------------------------- ------------------------------
Over 175,000 Pounds (UK)                          2,750 Pounds (UK)
     (approximately $ 257,775 US)                   (approximately $ 4,050 US)
------------------------------------------------- ------------------------------
On May 11, 2000, our subsidiary, Swiftnet, Ltd., and our director, Abraham
Keinan, entered into an employment agreement with Guy Nissenson. Under the terms of the agreement, Swiftnet has employed Nissenson for the purpose of business development, sales and marketing, at a base rate of 1000 pounds (UK) per month
(approximately $1,433 US); when Swiftnet reaches average sales of 175,000 pounds
(UK) per month for a three month period, Guy Nissenson's salary will be increased to 2,000 pounds (approximately $2,866 US) per month. In addition, the agreement provides that Guy Nissenson will receive an unspecified number of options to acquire our stock (limited to 50% of the options that Abraham Keinan receives) and that these options are transferable at Guy Nissenson's discretion.
The specific terms of these options (including the number of options and the exercise price) are not specified in this agreement. Swiftnet may only cancel these options if two conditions are satisfied: (1) Guy Nissenson no longer works with Swiftnet; and (2) if within twelve months of Guy Nissenson's employment with the company, Swiftnet and any other companies that may buy or merge into
Swiftnet in the future, do not reach average revenues (over a three consecutive month period) of at least 120,000 pounds (UK).

On June 19th, 2000, our subsidiary, Swiftnet, Ltd., entered into a Stock
Purchase Agreement with Abraham Keinan and Campbeltown Business Ltd., a company owned by Guy Nissenson and his family. That agreement, which was clarified on
July 30, 2001, provided the following:
     o  Abraham Keinan confirmed that all his businesses activities and initiatives in the field of telecommunications are conducted through Swiftnet, and would continue for at least 18 months after the conclusion of this transaction.
     o  Campbeltown declared that it is not involved in any business that competes with Swiftnet and would not be involved in such business at least for
18 months after this transaction is concluded.
     o Campbeltown would invest $100,000 in Swiftnet Ltd., in exchange for 20%
of the total issued shares of Swiftnet, Ltd.; Campbeltown would also receive 5%
of the issued and outstanding shares of our company following our acquisition with Swiftnet.
     o  Swiftnet, Ltd., and Keinan would guarantee that Campbeltown's 20%
interest in the outstanding shares of Swiftnet would be exchanged for at least
10% of our outstanding shares and that Campbeltown would have in total at least
15% of our total issued shares after our acquisition occurred.
     o  Campbeltown would have the right to nominate 33% of the members of our board of directors and Swiftnet's board of directors. When Campbeltown ownership in our common stock was less than 7%, Campbeltown would have the right to nominate only 20% of our board members but always at least one member. In the case that Campbeltown ownership in our common tock was less than 2%, this right would expire. In the case that Adar group transaction is not concluded and
Campbeltown sells all of its shares in Swiftnet, the right for 33% board members in Swiftnet will expire.

     o Campbeltown would have the right to nominate a vice president in Swiftnet and/or our common stock. It is agreed that Mr. Guy Nissenson is nominated now.
If for any reason Guy Nissenson will leave his position, Campbeltown and Abraham
Keinan will agree on another nominee. The Vice President will be employed with suitable conditions. This right will expire when both conditions happen:
Campbeltown is no longer a shareholder in Swiftnet and it owns less than 2% of our common stock.
     o Campbeltown has the option to purchase additional shares of Swiftnet that will represent 10% of all issued shares after the transaction for $200,000 US.
This transaction can be executed either by Swiftnet issuing new shares, or by
Abraham Keinan selling his private shares (as long as he has an adequate amount of shares), as Abraham Keinan will decide. This option will expire on Dec 31,
2005. Campbeltown can exercise this option in parts. If this option is exercised before the conclusion of Adar Group transaction Keinan and Swiftnet will make sure and guarantee that the shares owned by Campbeltown because of exercising this option will be exchanged by the same percentage of ownership in our common stock. It is agreed that if Campbeltown exercised only part of the option buying
Swiftnet shares it will have the right to exercise the reminder of the option for our shares at the same terms. As long as Swiftnet is not a public company or is merged/bought/taken over by a third party only half of the option above could be taken.
     o  Alternatively to the right described in the point above after the conclusion of Adar group transaction Campbeltown will have the option to purchase shares of Xfone that will represent 10% of all issued and outstanding shares at the first day of flotation (after the transaction) for the amount of
$200,000 US. It is Campbeltown decision what alternative to choose. This transaction can be executed either by Xfone issuing new shares, or by Abraham
Keinan selling his private shares in Xfone (as long as he has an adequate amount of shares), as Abraham Keinan will decide. The option can be executed in parts and will expire on Dec 31,2005.
     o Campbeltown will have the right to participate under the same terms and conditions in any investment or transaction that involve equity rights in
Swiftnet or us conducted by Abraham Keinan at the relative ownership portion.
     o In the event that Swiftnet or we will seek for money in a private placement for equity or any other rights, Campbeltown will have the right of first refusal on any transaction or part of it until Dec 31, 2005 or as long as it owns over 7% of Swiftnet equity or 4% of our common stock.
     o Keinan and Campbeltown have signed a right of first refusal agreement for the sale of their shares.
     o Until we conduct a public offering or are traded on a stock market, we are not permitted to will not issue any additional shares or equity rights without a written agreement from Campbeltown. This right expires when
Campbeltown no longer owns any equity interest or shares in our company or our subsidiary, Swiftnet.

On August 5, 2000, Swiftnet Ltd., and Abraham Keinan entered into an agreement with an unrelated individual, Nissim Levy, who was to secure a bank loan facility of $200,000 (US) on behalf of Swiftnet, Ltd. Pursuant to the agreement,
Swiftnet issued to Mr. Levy a total of 100,000 shares (2% of its then outstanding shares), where were subsequently exchanged for 100,000 shares of stock in our company. Under the terms of the agreement, if we do not conduct an initial public offering by August 5, 2001, Mr. Levy has the option to surrender his shares to Swiftnet's nominee at which time, we will be obligated to pay Mr.
Levy 5% of the outstanding balance on the bank loan from its inception and until repayment.

Other than the above transactions, we have not entered into any material transactions with any promoter, director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons.

Item 13.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)  The following documents are filed as a part of this Report:

1. Financial Statements. The following Financial Statements of and Report of
Independent Accountants are contained in this Form 10-K.

                                                                    Page in the
                                                                     Form 10-K
                                                                    -----------
Independent Auditors' Report - Chaifetz & Schreiber, P.C.            F-1

Balance Sheets - As of December 31, 2001                             F-2 to F-3

Statements of Operations - For the years ended
  December 31, 2000 and 2001                                             F-4

Statement of Changes in Shareholders' Equity -
  For the years ended December 31, 2000 and 2001                         F-5

Statements of Cash Flows for the years ended
  December 31, 2001 and 2000                                         F-6 to F-7

Notes to Consolidated Financial Statements                           F-8 to F-20

         Exhibits.

Exhibit
Number                  Description
------                  -----------

2.       Agreement and plan or reorganization between Xfone, Inc. and Swiftnet
         Ltd. Dated September 20, 2000*
3.1      Articles of Incorporation of Xfone, Inc.*
3.2      Bylaws of Xfone, Inc.*
3.3      Articles of Incorporation of Swiftnet Ltd.*
3.4      Bylaws of Swiftnet Ltd.*
4.       Specimen Stock Certificate*
10.1     Agreement between Swiftnet Ltd. And Guy Nissenson dated May 11, 2000*
10.2     Employment Agreement with Bosmat Houston dated January 1, 2000*
10.3     Loan Agreement with Swiftnet Ltd., Guy Nissenson, and Nissim Levy Dated
         August 5, 2000*
10.4     Promissory Note executed between Xfone and Swiftnet Ltd. Dated
         September 29, 2000*
10.5     Stock Purchase Agreement between Swiftnet Ltd, Abraham Keinan, and
         Campbeltown Business, Ltd. Dated June 19, 2000*
10.6     Consulting Agreement between Swiftnet Ltd. and Campbeltown Business,
         Ltd. Dated May 5, 2000*
10.7     Agreement with Campbeltown Business Ltd. Dated July 30, 2001*
10.8     Contract with WorldCom International Ltd. Dated June 20, 1998*
10.9     Contract with VoiceNet Inc. Dated April 11, 2000*
10.10    Contract with InTouchUK.com Ltd. Dated April 25, 2000*
10.11    Letter of Understanding from Campbeltown Business Ltd. to Xfone, Inc.
         dated July 30, 2001**
10.12    Agreement between Adar International, Inc./Mr. Sidney J. Golub and
         Swiftnet dated April 6, 2000**
10.13    Lease Agreement between Elmtree Investments, Ltd. and Swiftnet, Ltd.
         dated December 4, 1991**
10.14    Lease Agreement between Postwick Property Holdings Limited and
         Swiftnet, Ltd. dated October 8, 2001.**
21.      List of Subsidiaries*
23.1     Consent of Chaifetz & Schreiber, P.C.***
23.2     Consent of Chaifetz & Schreiber, P.C.
24.      Consent of Hamilton, Lehrer & Dargan, P.A. included in Exhibit 5*
*  Denotes previously filed exhibits: filed on August 10, 2001 with Xfone,
         Inc.'s SB-2 registration statement, file # 333-67232.
** Denotes previously filed exhibits: filed on October 16, 2001 with Xfone,
         Inc.'s SB-2/Amendment 1 registration statement, file # 333-67232.
***Denotes previously filed exhibit: filed on November 28, 2001 with Xfone,
         Inc.'s SB-2/Amendment 2 registration statement, file # 333-67232.

(b)  Reports on Form 8-K
None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            XFONE, INC.
                                            (Registrant)

                                            By  /s/
Date: March 27, 2002                        Abraham Keinan
                                            Chief Executive Officer (Principal
                                               Executive Officer), Chairman of
                                               the Board, Chief Financial and
                                               Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                   Title                                 Date
  ---------                   -----                                 ----
/s/Abraham Keinan             Chief Executive Officer
------------------------      (Principal Executive Officer),
Abraham Keinan                Chairman of the Board, Chief
                              Financial and Accounting Officer   March 27, 2002

/s/Guy Nissenson              President, Director                March 27, 2002
----------------------
Guy Nissenson

