Form 10QSB
period 2002-03-31
XFONE INC
filed 2002-05-14
CIK 1126216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                          Commission File No. 333-67232

                                   XFONE, INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

                                  960 High Road
                         London, United Kingdom N12 9RY
               (Address of principal executive offices) (Zip Code)

                                011.44.2084469494
              (Registrant's telephone number, including area code)

     Registrant has filed all reports required to be filed by Section 13 or
 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

On March 31, 2002, the issuer had  outstanding  5,027,214  shares of common stock, no par value per share.

                           Xfone, Inc. and Subsidiary
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2002

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Balance Sheets
     As of March 31, 2002 (Unaudited) and as of December 31, 2001............F-1

   Statements of Operations (Unaudited)
     For the Three Months Ended March 31, 2002 and Year end at
     December 31, 2001.......................................................F-2

   Statement of Changes in Shareholders' Equity
     For the Three Months Ended March 31, 2002 ..............................F-3

   Statements of Cash Flow (Unaudited)
     For the Three Months Ended March 31, 2002 and Year end at
     December 31, 2001.......................................................F-4

   Notes to Consolidated Financial Statements.........................F-5 - F-14

   Item 2 - Management's Discussion and Analysis and Plan of
     Operations................................................................2

PART II - OTHER INFORMATION

Part I.

Item 1 - Financial Statements

                           Xfone, Inc. and Subsidiary

                        CONSOLIDATED FINANCIAL STATEMENTS

                              As at March 31, 2002

                                                                          PAGE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                     F-1

Balance Sheets                                                         F-2 - F-3

Statements of Operations                                                     F-4

Statement of Changes in Shareholders' Equity                                 F-5

Statements of Cash Flows                                               F-6 - F-7

Notes to Consolidated Financial Statements                            F-8 - F-19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Xfone, Inc. and Subsidiary

We have audited the accompanying balance sheets of Xfone, Inc. and Subsidiary as of December 31, 2001 and 2000, the related statements of operations, changes in shareholders' equity and cash flows for each of the three years then ended.
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xfone, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2001 in conformity with generally accepted accounting principles in the United States.

Chaifetz & Schreiber, P.C.

21 Harbor Park Drive N.
Port Washington, NY 11050
March 8, 2002

                           Xfone, Inc. and Subsidiary

                                 BALANCE SHEETS

                                                                   Mar-31        December 31,         Mar-31           December 31,
                                                                    2002             2001              2002                2001
                                                                 -----------     -----------        -----------        -----------

                                                                 (Unaudited)                        (Unaudited)

                                                                                                 Convenience translation into U.S. $
Current assets

Cash                                                              £738,588         £286,576         $1,070,953           $415,535

Accounts receivable, net                                           776,362          726,959          1,125,725          1,054,091

Prepayments and other receivables (Note 3)                         163,805          115,015            237,517            166,772

Loan to shareholder (Note 4)                                        83,914           66,212            121,675             96,007

Total Current Assets                                            £1,762,669       £1,194,762         $2,555,870         $1,732,405
                                                                 -----------     ------------       -----------        -----------
Loan to shareholder (Note 4)                                      £216,135         £216,135         $  313,396           $313,396
                                                                ------------     ------------       -----------        -----------

Fixed assets (Note 5)

Cost                                                               504,900          406,714            732,105            589,735

Less  - accumulated depreciation                                  -256,431         -248,277           -371,825           -360,002
                                                                 -----------     -----------        -----------        -----------
Total fixed assets                                                £248,469         £158,437           $360,280           $229,734
                                                                 -----------     -----------        -----------        -----------
Total assets                                                    £2,227,273       £1,569,334         $3,229,546         $2,275,534
                                                                 ===========     ===========        ===========        ===========

                           Xfone, Inc. and Subsidiary

                                 BALANCE SHEETS

                                                                            Mar-31           Dec-31          Mar-31         Dec-31
                                                                             2002             2001            2002           2001
                                                                         -----------       ---------      -----------      --------

                                                                         (Unaudited)                      (Unaudited)

                                                                                                        Convenience translation into U.S. $
                                                                         ------------     ------------    ------------   ------------
Current liabilities
Bank Overdraft                                                             £39,834           £7,335         $57,759         $10,636
Notes payable - current portion                                              7,836            9,971          11,362          14,458
Trade payables                                                           1,509,454          961,576       2,188,708       1,394,285
Other liabilities and accrued expenses (Note 6)                            108,903           90,576         157,909         131,335
Obligation under Capital Leases
Current portion                                                             23,386           24,872
                                                                          ----------       ----------      ----------     ----------
Total current liabilities                                                1,689,413        1,094,330       2,415,739       1,550,714
                                                                          ----------       ----------      ----------     ----------
Deferred Taxes                                                                               20,000
Long-term liabilities
Notes payable (Note 8)                                                       9,063           11,166
Obligation under Capital Leases                                             16,799           19,322
                                                                          ----------       ----------
Notes payable                                                               25,862           30,488          37,500          44,208
                                                                          ----------       ----------                     ----------
Total liabilities                                                        1,715,275        1,144,818       2,487,149       1,659,986
                                                                          ----------       ----------      ----------     ----------
Shareholders' equity (Note 7)
Preferred stock - 50,000,000 shares authorized, none issued
Common stock:
25,000,000 shares authorized,  par value; 5,027,214
issued and outstanding                                                       3,450            3,448           5,003           5,000
Authorized & outstanding - ordinary shares of £1 par value:
9,015 "A" Common stock
10,697 "B" Common stock
Contributions in excess of par value                                       159,669          140,903         231,520         204,309
Receipt on account of shares                                                                                                    -
Retained earnings                                                          348,879          280,167         505,875         406,242
                                                                          ----------       ----------      ----------     ----------
Total shareholders' equity                                                £511,998         £424,518        $742,397        $615,551
                                                                          ----------       ----------      ----------     ----------

                                                                          ==========       ==========      ==========     ==========
Total liabilities and shareholders' equity                              £2,227,273       £1,569,336      $3,229,546      $2,275,537
                                                                          ==========       ==========      ==========     ==========

                           Xfone, Inc. and Subsidiary

                             STATEMENT OF OPERATIONS

                                      Three months Ended          Year Ended           Three Months Ended        Year Ended
                                            Mar-31                  Dec-31                  Mar-31                 Dec-31
                                     2002            2001            2001            2002          2001            2001
                                 (Unaudited)                                     (Unaudited)
                                                                                   Convenience translation into U.S. $

Revenues                           £913,920        £505,695       £2,658,905      $1,325,184    $723,144       $3,855,412
Cost of revenues                   -574,182        -328,715       -1,629,604        -832,564    -470,062       -2,362,926
                                 -----------     -----------     -----------     -----------   -----------     -----------
Gross profit                        339,738         176,980        1,029,301        492,620      253,081        1,492,486
                                 -----------     -----------     -----------     -----------   -----------     -----------
Operating expenses:
Research and development             -7,500          -6,798          -30,791         -10,875   -9,721.14          -44,647
Marketing and selling               -60,448         -39,127         -219,238         -87,650     -55,952         -317,895
General and administrative         -171,081         -76,916         -543,936        -248,067    -109,990         -788,707
                                 -----------     -----------     -----------     -----------   -----------     -----------
Total operating expenses           -239,029        -122,841         -793,965     -346,592.05 -175,662.63       -1,151,249
                                 -----------     -----------     -----------     -----------   -----------     -----------

Operating profit (loss)            100,709          54,139          235,336         146,028       77,419          341,237
Financing expenses -  net          -10,366          -6,818          -30,982         -15,031       -9,750          -44,924
Other income                         1,273             194            1,009           1,846          277            1,463
                                 -----------     -----------     -----------     -----------   -----------     -----------
Income (loss) before taxes          91,616          47,515          205,363         132,843       67,946          297,776
Taxes on income                    -22,904          -8,552          -59,757         -33,211      -12,229          -86,648
                                 -----------     -----------     -----------     -----------   -----------     -----------

Net income (loss)                  £68,712         £38,963         £145,606         $99,632      $55,717         $211,129
                                 ===========     ===========     ===========     ===========   ===========     ===========

Earnings Per Share (Note 8):
                                 ===========     ===========     ===========     ===========   ===========     ===========
Basic                                £0.01           £0.01            £0.03           $0.02        $0.01            $0.04
                                 ===========     ===========     ===========     ===========   ===========     ===========
Diluted
                                     £0.01           £0.01            £0.03           $0.02        $0.01            $0.04
                                 ===========     ===========     ===========     ===========   ===========     ===========

                           Xfone, Inc. and Subsidiary

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                          Number of                         in excess                             Total
                                          Ordinary                              of            Retained        Shareholders'
                                           Shares        Share Capital      par value         Earnings           Equity
                                        ------------     ------------      ------------     ------------      -------------

Balance at January 1, 2002                5,000,000        £3,448           £140,903         £280,167          £424,518
Issuance of shares                           27,214              2             18,766               -             18,768
Net income                                       -              -                  -            68,712            68,712
                                        ------------     ------------      ------------     ------------      -------------
Balance at March 31, 2002                 5,027,214         £3,450           £159,669         £348,879          £511,998
                                        ============     ============      ============     ============      =============

Convenience translation into U.S. $:
Balance at January 1, 2002                5,000,000         $5,000           $204,309         $406,242          $615,551
Issuance of shares                           27,214              3             27,214               -             27,217
Net income                                    -                 -                  -            99,632            99,632
                                        ------------     ------------      ------------     ------------      -------------
Balance at March 31, 2002                 5,027,214         $5,003           $231,523         $505,875          $742,401
                                        ============     ============      ============     ============      =============

                           Xfone, Inc. and Subsidiary

                            STATEMENTS OF CASH FLOWS

                                                           Three Months        Year Ended       Three Months       Year Ended
                                                              Ended             31-Dec             Ended            31-Dec
                                                             31-Mar              2001             31-Mar             2001
                                                               2002                                 2002
                                                                                                 Convinience Translation to US$

Cash flow from operating activities
Net income                                                  £68,712           £145,606            $99,632          $211,129
Adjustments to reconcile net cash
provided by (used in) operating activities                  453,613             35,665            657,739            51,714
                                                          ------------       ------------      ------------      ------------
Net cash provided by operating activities                   522,325            181,271            757,371           262,843
                                                          ------------       ------------      ------------      ------------
Cash flow from investing activities
Purchase of equipment & Developpment cost                   -15,927           -108,377           -23,094           -157,147
Payment on account of equipment                             -47,776                              -69,275
Payment on account of accquisition of a subsidiary          -34,483                              -50,000

                                                          ------------       ------------      ------------      ------------
Net cash used in investing activities                       -98,186           -108,377          -142,370           -157,147
                                                          ------------       ------------      ------------      ------------
Cash flow from financing activities
Repayment of long term debt                                  -4,626              9,904            -6,708             14,361
Proceeds from issuance of long term debt                         -                  -                 -                  -
Proceeds from issuance of common stock                           -                  -                 -                  -
                                                          ------------       ------------      ------------      ------------
Net cash provided by financing activities                    -4,626              9,904            -6,708             14,361
                                                          ------------       ------------      ------------      ------------
Net increase in cash                                        419,513             82,798           608,294            120,057
Cash, beginning of year                                     279,241            196,445           404,899            284,845
                                                          ------------       ------------      ------------      ------------
Cash, at end of period                                      £698,754           £279,243         1,013,193         $  404,902
                                                          ============       ============      ============      ============
Supplement disclosures of cash flow information:
Net cash paid during the year for:
Income taxes                                                   £ -              £6,496              $ -             $ 9,419
                                                          ============       ============      ============      ============
Interest                                                       £ -                £ -               $ -               $  -
                                                          ============       ============      ============      ============

                           Xfone, Inc. and Subsidiary

                            STATEMENTS OF CASH FLOWS

                                               Three Months            Year Ended            Three Months          Year Ended
                                                  Ended                  31-Dec                 Ended                31-Dec
                                                  31-Mar                  2001                  31-Mar                2001
                                                   2002                                          2002
                                                                                                    Convinience Translation
                                                                                                            to US$

Depreciation                                      £8,154                 £37,012               $11,823               $53,667
                                                 --------             ------------           ------------         ------------
Stock issued for professional services            18,766                  6,898                 27,211               10,002
                                               ------------           ------------           ------------         ------------
Changes in assets and liabilities:
Increase in trade receivables                    -49,403                -431,873               -71,634              -626,216
Decrease (increase) in other receivables         -48,790                 58,793                -70,746               85,250
Increase in shareholder loans                    -17,702                 -66,212               -25,668               -96,007

Increase in trade payables                       547,878                 461,466               794,423               669,126
(Decrease) increase in other payables             14,706                 -50,419                21,324               -73,108
Increase in deferred taxes                       -20,000                 20,000                -29,000               29,000

                                               ------------           ------------           ------------         ------------
Total adjustments                                453,609                 -8,245                657,733               -11,955
                                               ------------           ------------           ------------         ------------
                                                 £434,843                £35,665               $630,522             $ 51,714
                                               ============           ============           ============         ============

                           Xfone, Inc. and Subsidiary

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
               dollars. The representative rate of exchange of the £ at
               December 31, 2001 and March 31, 2002 was £1 = 1.45 U.S.$.

                           Xfone, Inc. and Subsidiary

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

                           Xfone, Inc. and Subsidiary

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

          7.   New Accounting Pronouncements

               In June 2001, the Financial Accounting Standards Board ("FASB")
               issued SFAS No. 143 "Accounting For Asset Retirement Obligations"
               which addresses financial accounting and reporting for
               obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs; SFAS No. 141
               "Business Combinations", which addresses the financial accounting and reporting for business combinations; SFAS No. 142 "Goodwill and other Intangible Assets", which addresses the financial accounting and reporting of acquired goodwill and other
               intangible assets. In August 2001, the FASB issued SFAS No. 144
               "Accounting for the Impairment or Distraightflineg-Lived Assets"
               which addresses financial  accountinreducingpbalancefor the impairment of long-lived assets. Thereducingnbalancese statements are not expected to have a material reducingnbalancempany's financial condition, results of operations or cash flows.

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

                           Xfone, Inc. and Subsidiary

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

Note 3 -  Prepaid Expenses and Other Receivables

                                            Mar-31           December 31,           Mar-31             December 31,
                                             2002                2001                2002                  2001
                                        -------------       -------------        -------------         -------------
                                                                                  Convenience translation into US$
                                        -------------       -------------        -------------         -------------

Professional fees                          £14,830             £46,291              £21,504               $67,122
Due from Swiftglobal, Ltd.
(nonaffiliated entity)                     £13,126              30,000              £19,032                43,500
Other prepaid expenses                     £19,851              21,908              £28,784                31,767
Others receivables                        £115,998             £16,816             £168,197               £24,383
                                        -------------       -------------        -------------    -----------------------
                                          £163,805            £115,015             £237,517              $166,772

Note 4 -  Loan to Shareholder

          The Company has a non-interest bearing demand loan of £83,914 due from a shareholder.  In addition, the Company has a non-interest bearing loan of £216,135, due from such shareholder which has been classified as noncurrent since it will not be called before January 2003.

                           Xfone, Inc. and Subsidiary

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 5 -  Fixed Assets

                                           Mar-31            Dec-31            Mar-31           Dec-31
                                            2002              2001              2002             2001
                                           -------          -------           -------           -------
                                                           (Audited)                           (Audited)
                                              £                 £                 $                 $
Cost
Machinery and equipment                   £246,675          £246,676          $357,679         $357,680
Office furniture and equipment             £53,161            46,234           $77,084           67,039
Property held under capital leases:
Motor vehicle                              £35,000            35,000           $50,750           50,750
Switching equipment                        £78,804            78,804          $114,266          114,266
Development cost-software                   £9,000                             $13,050
Payment on account of equipments           £47,776                             $69,275
Payment on account of acquisition          £34,483                             $50,000
                                         ----------        ----------        ----------       ----------
                                          £504,900          £406,714          $732,104        $ 589,735
                                        ============      ============      ============     ============

Accumulated Depreciation
Machinery and equipment                   £182,637          £178,368          $264,824         $258,634
Office furniture and equipment             £42,788            41,796           $62,042           60,604
Property held under capital leases:
Motor vehicle                              £21,156            20,233           $30,676           29,338
Switching equipment                         £9,850             7,880           $14,283           11,426
                                        ------------      ------------      ------------     ------------
                                          £256,431          £248,277          $371,825         $360,002
                                        ============      ============      ============     ============

                           Xfone, Inc. and Subsidiary

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 7 - Capital Structure

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

                           Xfone, Inc. and Subsidiary

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 8 - Earnings Per Share

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

Note 9 - Related Party Transactions

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

                           Xfone, Inc. and Subsidiary

Note 10 - Financial Commitments

          The Company has annual rent commitments under a non-cancellable operating lease of £24,000, which terminates in December 2002.

Item 2 - Management's Discussion and Analysis and Plan of Operations

Three Months Ended March 31, 2002 and 2001

Consolidated Statement of Operations

Revenues. Revenues for the three months ended March 31, 2002 increased 83%
to £913,920 (913,920 pounds) ($1,325,184) from £505,695 ($723,144) for the same period in 2001. This increase in revenues is attributed mainly to growth in our voice telephony services revenues.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues increased
77% to £574,182 ($832,564) for the three months ended March 31, 2002 from £328,715 ($470,062) for the three months ended March 31, 2001, representing 62.8% and 65% of the total revenues for the three months ended
March 31, 2002 and March 31, 2001, respectively. The decrease in cost of revenues is attributable to lower rates that we negotiated and concluded with our largest supplier.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the three months ended March 31, 2002 and 2001, respectively, gross profit was £339,738 ($492,620) and £176,980 ($253,081), representing a 95%
increase. The gross profit as percentage of revenues increased to 37.2% for the three months ended March 31,2002, from 35% for the three months ended March 31,
2001. The increase of the gross profit as percentage of revenues is attributed to the lower rates that we paid in the three months ended March 31, 2002.

Research and Development. Research and development expenses were £7,500
($10,875) and £6,798 ($9,721) for the three month ended March 31, 2002 and
2001, respectively, representing 0.8% and 1.3% of revenues of the three months ended March 31, 2002 and 2001, respectively. The expenses consist of labor costs of the research and development manager and other related costs. Main developments relate to the development of the our web site and its interconnections, the upgrade of software for our telephone platforms, billing systems, messaging services and the resellers support package.

Marketing and Selling Expenses. Marketing and selling expenses increased to £60,448 ($87,650) from £39,127 ($55,952) for the three months ended
March 31, 2002 and 2001, respectively. Marketing and selling expenses as a percentage of revenues were 6.6% and 7.7% for the three months ended March 31,
2002 and 2001, respectively.

General and Administrative Expenses. General and administrative expenses increased to  £171,081 ($248,067) for the three months ended March 31, 2002 from £76,916 ($109,990) for the three months ended March 31,2001. As a percentage of revenues, general and administrative expenses increased to 18.7%
for the three months ended March 31, 2002 from 15.2% for the three months ended
March 31, 2001. This increase is mainly attributable to expenses related to the preparation of the registration statement that was filed with the Securities and
Exchange Commission and other expenses that relate to our periodic and other filing requirements with the Securities and Exchange Commission.

Financing Expenses. Financing expenses, net, increased to £10,366 ($15,031)
for the three months ended March 31, 2002 from £6,818 ($9,750) for the year ended December 31, 2001.

Income Before Taxes. Income before taxes for the three months ended March 31,
2002 increased by 95% to  £91,616 ($132,843) from £47,515 ($67,946)
for the three months ended March 31, 2001. The increase of the income before taxes is attributable primarily to the increase of 83% in our revenues and the lesser increase of 77% in our cost of revenues. Income before taxes as percentage of revenues was 10% for the three months ended March 31, 2002 and
9.4% for the three months ended March 31, 2001.

Taxes on Income. United Kingdom companies are usually subject to income tax at the corporate rate of 20% to 30%. Taxes on income for the three months March 31,
2002 amounted to £22,904 ($33,211), which represents 25% of the income before taxes as compared with £8,552 ($12,229) for the three months ended
March 31, 2001 which represents 18% of the income before taxes. The 72% increase in taxes on income is mainly attributable to the higher income before tax.

Net Income. Net income for the three months ended March 31, 2002 amounted to £68,712 ($99,632) and represents 7.5% of the revenues, as compared with £38,963 ($55,717) for the three months ended March 31, 2001 that represent 7.7% of the revenues. The 79% increase in the net income is mainly attributable to the 95% growth in our gross profit.

Earning per share. The earning per share for the three months ended March 31,
2002 was £0.014 ($0.02) for the basic 5,027,214 Shares and £0.013
($0.2) for diluted number of shares including the option to buy 500,000 shares.

Balance Sheet

Current Assets. Current Assets amounted to £1,762,669 ($2,555,870) as of
March 31, 2002 as compared to £1,194,764 ($1,732,408) as of December 31,
2001. The increase is mainly attributable to a 158% increase in cash and cash equivalents resulting from the growth in our revenues and improved terms with our suppliers.

Loan to shareholder. Loan to shareholder amounted to £300,049 ($435,071) as of March 2002, as compared to £282,347 ($409,403) as of December 31,2001.
As of March 31, 2002 £83,914 ($121,675) of the loan is classified as a current asset.

Fixed assets. Fixed assets after accumulated depreciation increased to £248,469 ($360,280) as of March 31, 2001 as compared with £158,437
($229,733) as of December 31, 2002. The increase reflects purchase of telecommunication equipment for the amount of £98,186 ($142,370).

Current Liabilities. As of March 31, 2002 Current Liabilities increased by £570,564 ($827,318) to £1,684,894 ($2,443,096) as compared with
£1,094,330 ($1,586,778) as of December 31, 2001. The increase is mainly attributable to an increase of £547,878 ($794,423) in trade payables as a result of the 83% growth in our revenues.

Liquidity and Capital resources March 31 2002.

Net cash provided by operating activities for the three months ended March 31,
2002 was £525,735 ($762,315). The cash provided by operating activities was primarily attributable to our £547,878 ($794,423) increase in trade payables and our net income.

Cash at March 31, 2002 amounted to £738,588 ($1,070,953), an increase of £452,012 ($655,417) since December 31,2001.

Our commitments for capital expenditures as of December 31, 2001 were
£46,149 ($66,916). The purpose of the commitment was the purchase of equipment.

We shall continue to finance our operations and fund the commitments for capital expenditures mainly from the cash provided from operating activities. We believe that our future cash flow from operations together with our current cash will be sufficient to finance our activities through the years 2002 and 2003. We plan to fund our expansion plans by raising money through a public or private placement;
however, there are no assurances that we will be successful in raising sufficient funds to finance our expansion plans. Our expansion plans will consist of possible acquisitions and further marketing initiatives.

Impact of Inflation and Currency Fluctuations.

As of March 31, 2002 we deal with only two currencies British Pounds and United
States Dollars. Even when we do business in other countries, rather than the
United Kingdom or the United States, we sell and buy in either United Kingdom
Pounds or United States Dollars. Most of our revenues and Current Assets are in
British Pounds. The Long-Term Loan to a Shareholder is all in United Kingdom
Pounds. Our Cost of Revenues is all in British Pounds, most of our liabilities, operating and financing expenses are in British Pounds. The reminder of the
Assets, Liabilities, Revenues and expenditures are in United States Dollars. A devaluation of the United Kingdom Pound in relation to the United States Dollar will have the effect of decreasing the dollar value of all assets or liabilities that are in United Kingdom Pounds. Conversely, any increase in the value of the
United Kingdom Pound in relation to the Dollar has the effect of increasing the
Dollar value of all Unite Kingdom Pounds assets and the Dollar amounts of any
United Kingdom liabilities and expenses. Inflation would affect our operational results if we shall not be able to match our Revenues with our expenses. If rate of inflation will cause a raise in salaries or other expenses and the market conditions will not allow us to raise prices proportionally it will have a negative effect on the value of our assets and on our profitability.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In July 2001 we filed a lawsuit in the court of Petach - Tikva, Israel against
Ryfcom, Ltd. and its Chief Executive Officer, Mr. Paltiel Porat. In this lawsuit, we allege an unpaid debt due to us in the amount of $107,528 from
Ryfcom for services rendered by us. We are also involved in a potential dispute with a former director of Swiftnet Ltd, Yehuda Shenhav, regarding Mr. Shenhav's claim that Swiftnet unjustly removed him from Swiftnet's board of directors. No litigation has been filed regarding this matter as of the date of this Form
10-QSB.

More particularized information pertaining to this lawsuit and potential dispute are contained in our Form 10-KSB at our year end of December 31, 2001. There have been no material developments in this lawsuit or potential dispute since we filed our Form 10-KSB at our year end of December 31, 2001.

Item 2. Changes in Securties

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits and Index of Exhibits

Exhibit
Number                                Description

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
10.14    Lease Agreement between Postwick Property Holdings Limited and
         Swiftnet, Ltd. dated October 8, 2001.**
21.      List of Subsidiaries*
23.      Consent of Chaifetz & Schreiber, P.C.***
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

We hereby incorporate the following documents by reference: (a) our Form 10-KSB for the period ended December 31, 2001 which was filed on March 27, 2002; (b)our
Registration Statement on Form SB-2 and all amendments thereto which was filed on August 10, 2001 and amended on October 16, 2001 and November 28, 2001.

b)  Reports on Form 8-K
No reports on Form 8-K were filed during the first quarter of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated: May 14, 2002                  XFONE, INC.

                                        By:   /s/ Guy Nissenson
                                              -------------------------
                                                  Guy Nissenson, President