Form 10QSB
period 2002-06-30
XFONE INC
filed 2002-08-13
CIK 1126216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002.

                          Commission File No. 333-67232

                                   XFONE, INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   11-3618510
                     (I.R.S. Employer Identification Number)

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

On June 30, 2002, the issuer had outstanding 5,039,814 shares of common stock, no par value per share.

                           Xfone, Inc. and Subsidiary
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2002.

                                      INDEX

                                                                             Page

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Balance Sheets
     As of June 30, 2002 (Unaudited) and as of December 31, 2001.............F-1

   Statements of Operations (Unaudited)
     For the Six Months Ended June 30, 2002 and Year end at
     December 31, 2001.......................................................F-2

   Statement of Changes in Shareholders' Equity
     For the Six Months Ended June 30, 2002 .................................F-3

   Statements of Cash Flow (Unaudited)
     For the Six Months Ended June 30, 2002 and Year end at
     December 31, 2001.......................................................F-4

   Notes to Consolidated Financial Statements.........................F-5 - F-14

   Item 2 - Management's Discussion and Analysis and Plan of
     Operations................................................................3

PART II - OTHER INFORMATION

                           Xfone, Inc. and Subsidiary

                        CONSOLIDATED FINANCIAL STATEMENTS

                               As at June 30, 2002

                           Xfone, Inc. and Subsidiary

                                 BALANCE SHEETS

                                                     Jun-30        December 31,          Jun-30          December 31,
                                                      2002             2001               2002               2001
                                                   -----------      -----------        -----------        -----------
                                                   (Unaudited)                         (Unaudited)

                                                                                Convenience translation into U.S. $
Current assets

Cash                                               £653,849         £286,578          $1,000,389          $415,538

Accounts receivable, net                            867,595          726,959           1,327,420          1,054,091

Prepayments and other receivables (Note 3)          178,758          115,015            273,500            166,772

Loan to shareholder (Note 4)                         75,971           66,212             116,236            96,007

Total Current Assets                             £1,776,173       £1,194,764         $2,717,545         $1,732,408
                                                -----------     ------------        -----------        -----------
Loan to shareholder (Note 4)                       £216,135         £216,135           $330,687           $313,396
                                                ------------     ------------        -----------        -----------
Fixed assets (Note 5)

Cost                                                511,590          406,714            782,733            589,735

Less  - accumulated depreciation                   -270,802         -248,277           -414,327           -360,002
                                                -----------      -----------        -----------        -----------
Total fixed assets                                 £240,788         £158,437           $368,406           $229,734
                                                -----------      -----------        -----------        -----------
Total assets                                     £2,233,097       £1,569,336         $3,416,638         $2,275,537
                                                ===========      ===========        ===========        ===========

-Conutined-

                           Xfone, Inc. and Subsidiary

                                 BALANCE SHEETS

                                                   Jun-30        Dec-31       Jun-30      Dec-31
                                                    2002         2001          2002        2001
                                                  ---------    ---------    ---------   --------
                                                 (Unaudited)                (Unaudited)

                                                                       Convenience translation into U.S. $
                                                 -----------------------------------------------
Current liabilities
Bank Overdraft                                     £59,839       £7,335      $91,553      $10,636
Notes payable - current portion                     29,212        9,971       44,694       14,458
Trade payables                                   1,348,230      961,576    2,062,792    1,394,285
Other liabilities and accrued expenses (Note 6)    161,561       90,576      247,188      131,335
Obligation under Capital Leases
Current portion                                                  24,872                    36,064
                                                 ---------    ---------    ---------     --------
Total current liabilities                       £1,598,841   £1,094,330   $2,446,227   $1,550,714
                                                 ---------    ---------    ---------     --------
Deferred Taxes                                                  £20,000                   $29,000
Long-term liabilities
Notes payable (Note 8)                              9,167       £11,166       14,025       16,191
Obligation under Capital Leases                    44,041       £19,322       67,382       28,017
                                                 ---------    ---------    ---------     --------
Notes payable                                     £53,207       £30,488      $81,407      $44,208
                                                 ---------    ---------    ---------     --------
Total liabilities                              £1,652,048    £1,144,818   $2,527,634   $1,659,986
                                                 ---------    ---------    ---------     --------
Shareholders' equity (Note 7)
Preferred stock - 50,000,000 shares
authorized, none issued
Common stock:
25,000,000 shares authorized,  par value;
5,039,814 issued and outstanding                    3,450         3,448        5,279        5,000
Authorized & outstanding - ordinary shares
of £1 par value:
9,015 "A" Common stock
10,697 "B" Common stock
Contributions in excess of par value              159,669       140,903      244,294      204,309
Receipt on account of shares                                                                   -
Retained earnings                                 417,929       280,167      639,432      406,242
                                                 ---------    ---------    ---------     --------
Total shareholders' equity                       £581,048      £424,518     $889,004     $615,551
                                                 =========    =========    =========     =========
Total liabilities and shareholders' equity     £2,233,097    £1,569,336   $3,416,638   $2,275,537
                                                 =========    =========    =========     =========

                           Xfone, Inc. and Subsidiary

                             STATEMENT OF OPERATIONS

                                               Six months Ended             Three months Ended             Year Ended

                                                     Jun-30                          Jun-30                  Dec-31

                                              2002            2001            2002            2001            2001
                                          (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Revenues                                   £1,719,290      £1,108,923        £805,370        £603,228      £2,658,905
Cost of revenues                           -1,044,177        -709,434        -469,995        -380,719      -1,629,604
                                          -----------     -----------     -----------     -----------     -----------
Gross profit                                  675,114         399,489         335,375         222,509       1,029,301
                                          -----------     -----------     -----------     -----------     -----------
Operating expenses:
Research and development                      -15,000         -14,346          -7,500          -7,548         -30,791
Marketing and selling                         -98,436         -74,424         -37,988         -35,297        -219,238
General and administrative                   -363,803        -185,115        -192,722        -108,199        -543,936
                                          -----------     -----------     -----------     -----------     -----------
Total operating expenses                     -477,239        -273,885        -238,210        -151,044        -793,965
                                          -----------     -----------     -----------     -----------     -----------

Operating profit (loss)                       197,875         125,604          97,165          71,465         235,336
Financing expenses -  net                     -19,118         -12,148          -8,752          -5,330         -30,982
Other income                                  4924.29             314            3651             120           1,009
                                          -----------     -----------     -----------     -----------     -----------
Income (loss) before taxes                    183,681         113,770          92,064          66,255         205,363
Taxes on income                               -45,920         -17,552         -23,016          -9,000         -59,757
                                          -----------     -----------     -----------     -----------     -----------

Net income (loss)                           £137,761         £96,218         £69,048         £57,255         £145,606
                                          ===========     ===========     ===========     ===========     ===========

Earnings Per Share (Note 8):
                                          ===========     ===========     ===========     ===========     ===========
Basic                                          £0.03           £0.02           £0.01           £0.01            £0.03
                                          ===========     ===========     ===========     ===========     ===========
Diluted
                                               £0.02           £0.02           £0.01           £0.01            £0.03
                                          ===========     ===========     ===========     ===========     ===========

-Continued-

           Six months Ended         Three months Ended             Year Ended

             Jun-30                          Jun-30                  Dec-31

      2002            2001            2002            2001            2001
  (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

                      Convenience translation into U.S. $

   $2,630,514      $1,585,760      $1,232,216        $862,616      $3,855,412
   -1,597,590      -1,014,491        -719,092        -544,428        -2362926
  -----------     -----------     -----------     -----------     -----------
    1,032,924         571,269         513,124         318,188       1,492,486
  -----------     -----------     -----------     -----------     -----------

      -22,950          -20515         -11,475         -10,794          -44647
     -150,607        -106,426         -58,122         -50,475         -317895
     -556,618        -264,714        -294,865        -154,725         -788707
  -----------     -----------     -----------     -----------     -----------
     -730,176        -391,655        -364,461        -215,993      -1,151,249
  -----------     -----------     -----------     -----------     -----------

      302,748         179,614         148,662         102,195         341,237
      -29,250         -17,372         -13,391          -7,622          -44924
        7,534             449           5,586             172            1463
  -----------     -----------     -----------     -----------     -----------
      281,032         162,691         140,858          94,745         297,776
      -70,258         -25,099         -35,214         -12,870          -86648
  -----------     -----------     -----------     -----------     -----------

     $210,775        $137,592        $105,643         $81,875        $211,129
  ===========     ===========     ===========     ===========     ===========

  ===========     ===========     ===========     ===========     ===========
        $0.04           $0.03           $0.02           $0.02           $0.04
  ===========     ===========     ===========     ===========     ===========

        $0.04           $0.03           $0.02           $0.01           $0.04
  ===========     ===========     ===========     ===========     ===========

                           Xfone, Inc. and Subsidiary

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                          Number of                         in excess                             Total
                                          Ordinary                              of            Retained        Shareholders'
                                           Shares        Share Capital      par value         Earnings           Equity
                                        ------------     ------------      ------------     ------------      -------------

Balance at January 1, 2002                5,000,000         £3,448           £140,903         £280,167          £424,518
Issuance of shares                           39,814              3             18,766               -             18,769
Net income                                    -                -                -              137,761           137,761
                                        ------------     ------------      ------------     ------------      -------------
Balance at June 30, 2002                  5,039,814         £3,451           £159,669         £417,928          £581,048
                                        ============     ============      ============     ============      =============

Convenience translation into U.S. $:
Balance at January 1, 2002                5,000,000         $5,000           $204,309         $406,242          $615,552
Issuance of shares                           39,814              4             39,810               -             39,814
Net income                                       -              -                  -           210,775           210,775
Exchange rate difference                                                                                          22,863
                                        ------------     ------------      ------------     ------------      -------------
Balance at June 30, 2002                  5,039,814         $5,004           $244,119         $617,017          $889,004
                                        ============     ============      ============     ============      =============

                           Xfone, Inc. and Subsidiary

                            STATEMENTS OF CASH FLOWS

                                                         Six Months Ended         Year Ended     Six Months Ended       Year Ended

                                                            'June 30                31-Dec          'June 30              31-Dec
                                                        2002           2001          2001      2002          2001          2001
                                                      Unaudited       Unaudited              Unaudited    Unaudited

Cash flow from operating activities
Net income                                            £137,761        £96,218      £145,606   $210,774     $137,592      $211,129
Adjustments to reconcile net cash
provided by (used in) operating activities            £259,165       -£44,926       £35,665   $396,522     -$64,244       $51,714
                                                     -----------    -----------  ----------- -----------  -----------    -----------
Net cash provided by operating activities             £396,926        £51,292      £181,271   $607,297      $73,348      $262,843
                                                     -----------    -----------  ----------- -----------  -----------    -----------
Cash flow from investing activities
Purchase of equipment & Developpment cost            -£104,876       -£89,092     -£108,377  -$160,460    -$127,402     -$157,147
Payment on account of equipment
Payment on account of accquisition of a subsidiary

                                                     -----------    -----------  ----------- -----------  -----------    -----------
Net cash used in investing activities                -£104,876       -£89,092     -£108,377  -$160,460    -$127,402     -$157,147
                                                     -----------    -----------  ----------- -----------  -----------    -----------
Cash flow from financing activities
Repayment of long term debt                            £22,719        -£8,610        £9,904    $34,760     -$12,312       $14,361
Proceeds from issuance of long term debt                              £30,000            -                  $42,900            -
Proceeds from issuance of common stock                                                   -                                     -
                                                     -----------    -----------  ----------- -----------  -----------    -----------
Net cash provided by financing activities              £22,719        £21,390        £9,904    $34,760      $30,588       $14,361
                                                     -----------    -----------  ----------- -----------  -----------    -----------
Net increase in cash                                  £314,769       -£16,410       £82,798   $481,597     -$23,466      $120,057
Cash, beginning of year                               £279,241       £196,445      £196,445   $427,239     $280,916      $284,845
                                                     -----------    -----------  ----------- -----------  -----------    -----------
Cash, at end of period                                £594,010       £180,035      £279,243   $908,835     $257,450      $404,902
                                                     ===========    ===========  =========== ===========  ===========    ===========

                           Xfone, Inc. and Subsidiary

                            STATEMENTS OF CASH FLOWS

                                                Six Months End     Year Ended        Six Months Ended       Year Ended
                                                   'June 30          31-Dec             'June 30               31-Dec
                                                2002       2001       2001          2002         2001           2001
                                           (Unaudited)  (Unaudited)             (Unaudited)   (Unaudited)

Depreciation                                 £22,525       £16,668     £37,012    $34,463      $23,835       $53,667
                                            ---------     ---------   ---------  ---------    ---------     ---------
Stock issued for professional services        18,766                     6,898     28,712                     10,002
                                            ---------     ---------   ---------  ---------    ---------     ---------
Changes in assets and liabilities:
Decrease (Increase) in Stock                               -19,027                                                                               -27,209
Increase in trade receivables               -140,635      -263,739    -431,873   -215,172     -377,147      -626,216
Decrease (increase) in other receivables     -63,743       -36,251      58,793    -97,527      -51,839        85,250
Increase in shareholder loans                 -9,758       -35,531     -66,212    -14,930      -50,809       -96,007
Decrease in Notes payable                     -5,630                               -8,614
Increase in trade payables                   386,654       217,674     461,466    591,581      311,274       669,126
(Decrease) increase in other payables         70,986        75,280     -50,419    108,609      107,650       -73,108
Increase in deferred taxes                   -20,000                               20,000      -30,600                                                   29,000

                                           ----------    ---------    ---------  ---------     --------     ---------
Total adjustments                            217,874       -61,594      -8,245    333,347      -88,079       -11,955
                                           ----------    ---------    ---------  ---------     --------     ---------
                                            £259,165      -£44,926     £35,665   $367,810     -$64,244      $ 51,714
                                           ==========    =========    =========  =========     ========     =========

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
               dollars. The representative rate of exchange of the £ at December
               31, 2001 was £1=1.45 US $ and June 30, 2002 was £1 = 1.53 U.S.$.

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
                                             £
                         June 30,2002            148,224
                         December 31, 2001       115,550

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

          H.   New Accounting Pronouncements

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

Note 3 -  Prepaid Expenses and Other Receivables

                                             Jun-30           December 31,           Jun-30             December 31,
                                             2002                2001                2002                  2001
                                        -------------       -------------        -------------         -------------
                                                                                      Convenience translation
                                                                                              into US$
                                        -------------       -------------        -------------         -------------
Professional fees                          £17,110             £46,291              $26,178               $67,122
Due from Swiftglobal, Ltd.
(nonaffiliated entity)                      19,199              30,000              29,375                43,500
Other prepaid expenses                      31,504              21,908              48,202                31,767
Other receivables                          110,944              16,816              169,744               24,383
                                        -------------       -------------        -------------         -------------
                                           £178,757            £115,015            $273,499              $166,772

Note 4 -  Loan to Shareholder

          The Company has a non-interest bearing demand loan of £75,971 due from a shareholder. In addition, the Company has a non-interest bearing loan of £216,135, due from such shareholder which has been classified as noncurrent since it will not be called before January 2003.

                           Xfone, Inc. and Subsidiary

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 5 -  Fixed Assets                  Jun-31       Dec-31       Jun-31      Dec-31
                                         2002         2001         2002        2001
                                        -------     -------      -------     -------
                                                    (Audited)               (Audited)
                                           £            £           $           $
Cost
Machinery and equipment                 £274,060    £246,676     $397,387    $357,680
Office furniture and equipment            56,871      46,234       82,463      67,039
Property held under capital leases:
Motor vehicle                             35,000      35,000       50,750      50,750
Switching equipment                      136,659      78,804      198,156     114,266
Development cost-software                  9,000                   13,050
Payment on account of equipments               0                                   0
Payment on account of acquisition              0                                   0
                                       ----------  ----------   ----------  ----------
                                        £511,590    £406,714     $741,806   $589,735
                                       ==========  ==========   ==========  ==========

Accumulated Depreciation
Machinery and equipment                 £190,330    £178,368     $275,978   $258,634
Office furniture and equipment            43,680      41,796       63,337     60,604
Property held under capital leases:
Motor vehicle                             22,079      20,233       32,014     29,338
Switching equipment                       14,713       7,880       21,334     11,426
                                      ----------  ----------   ----------  ----------
                                       £270,802    £248,277     $392,663   $360,002
                                      ==========  ==========   ==========  ==========

Note 6 -  Other Liabilities and Accrued Expenses

Corporate taxes                          £79,804     £59,767     $122,100    $86,662
Professional fees                          7,580      10,341       11,597     14,995
Payroll taxes                                667       5,503        1,021      7,979
Others                                    73,510      14,965      112,470     21,699
                                      ----------  ----------   ----------  ----------
                                        £161,561     £90,576     $247,189   $131,335
                                      ==========  ==========   ==========  ==========

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
                                      F-11

                           Xfone, Inc. and Subsidiary

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 8 - Earnings Per Share

                                                    2001

                                              Weighted Average
                                ------------------------------------------------
                                Income     Shares       Per Share     Per Share
                             (Numerator) (Denominator)   Amounts       Amounts
                            ------------ ------------  -----------   -----------

                                                Convenience
                                                translation
                                                into U.S. $
                                                ------------
   Net Income                 £145,606

   Basic EPS:
   Income available to common
      stockholders            £145,606   4,848,333        £0.03         $0.04

   Effect of dilutive
      securities:
   Options                          -      500,000           -             -
   Diluted EPS:
   Income available to common
      stockholders            £145,606   5,348,333        £0.03         $0.04

Note 9 - Related Party Transactions

                                                Years                 Years
                                                Ended                 Ended
                                             December 31,          December 31,
                                         2001          2000      2001          2000
                                       -------        -------   -------       -------

                                                   Convenience translation
                                                          into U.S.
                                                   ------------------------

          Shareholders' salaries      £42,000        £23,000    $60,900       $33,350
          Shareholders' pensions      £ 3,300        £ 3,300    $ 4,785       $ 4,785
          Campbeltown Business Ltd.
            consulting fees           £78,375        £    -    $113,644       $    -

                           Xfone, Inc. and Subsidiary

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 10 - Financial Commitments

          The Company has annual rent commitments under a non-cancellable operating lease of £24,000, which terminates in December 2002.

                                      F-13

Part I.

Forward-Looking Statements

This quarterly report for the period ended June 30, 2002 on Form 10-QSB contains forward looking statements. The words or phrases "would be," "will allow,"
"intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 2 - Management's Discussion and Analysis and Plan of Operations

Six Months Ended June 30, 2002 and 2001

Consolidated Statement of Operations

Revenues. Revenues for the six months ended June 30, 2002, increased 55%
to £1,719,290 ($2,630,514) from £1,108,923 ($1,585,760) for the same period in 2001. This increase in revenues is attributed mainly to growth in our voice telephony services revenues.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues increased
47% to £1,044,177 ($1,597,590) for the six months ended June 30, 2002, from £709,434 ($1,014,491) for the six months ended June 30, 2001, representing 61% and 64% of the total revenues for the six months ended June 30,
2002 and June 30, 2001, respectively. The decrease in cost of revenues is attributable to lower rates that we negotiated and concluded with our largest supplier.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the six months ended June 30, 2002, and 2001, respectively, gross profit was £675,114 ($1,032,924) and £399,489 ($571,269), representing a 69%
increase. The gross profit as percentage of revenues increased to 39% for the six months ended June 30, 2002, from 36% for the six months ended June 30, 2001.
The increase of the gross profit as percentage of revenues is attributed to the lower rates that we paid in the six months ended June 30, 2002.

Research and Development. Research and development expenses were £15,000
($22,950) and £14,436 ($20,515) for the six month ended June 30, 2002, and
2001, respectively, representing 0.8% and 1.3% of revenues for the six months ended June 30, 2002, and 2001, respectively. The expenses consist of labor costs of the research and development manager and other related costs. Main developments relate to the development of our website and its interconnections, the upgrade of software for our telephone platforms, billing systems, messaging services and the resellers support package.

Marketing and Selling Expenses. Marketing and selling expenses increased to
£98,436 ($150,607) from £74,424 ($106,426) for the six months ended
June 30, 2002, and 2001, respectively. Marketing and selling expenses as a percentage of revenues were 5.7% and 6.7% for the six months ended June 30,
2002, and 2001, respectively.

General and Administrative Expenses. General and administrative expenses increased to £363,803 ($556,618) for the six months ended June 30, 2002, from £185,115 ($264,714) for the six months ended June 30, 2001. As a percentage of revenues, general and administrative expenses increased to 21.2%
for the six months ended June 30, 2002 from 16.7% for the six months ended June
30, 2001. This increase is mainly attributable to expenses related to the preparation of the registration statement that was filed with the Securities and
Exchange Commission and other expenses that relate to our periodic and other filing requirements with the Securities and Exchange Commission.

Financing Expenses. Financing expenses, net, increased to £19,118 ($29,250)
for the six months ended June 30, 2002, from £12,148 ($17,372) for the six months ended June 30, 2001.

Income Before Taxes. Income before taxes for the six months ended June 30, 2002, increased by 61% to £183,681 ($281,032) from £113,770 ($162,691) for the six months ended June 30, 2001. The increase of the income before taxes is attributable primarily to the increase of 55% in our revenues and the lesser increase of 47% in our cost of revenues. Income before taxes as percentage of revenues was 11% for the six months ended June 30, 2002 and 10% for the six months ended June 30, 2001.

Taxes on Income. United Kingdom companies are usually subject to income tax at the corporate rate of 20% to 30%. Taxes on income for the six months June 30,
2002 amounted to £45,920 ($70,258), which represents 25% of the income before taxes as compared with £17,552 ($25,099) for the six months ended
June 30, 2001, which represents 15% of the income before taxes. The 162%
increase in taxes on income is mainly attributable to the higher income before tax.

Net Income. Net income for the six months ended June 30, 2002, amounted to £137,761 ($210,775) and represents 8% of the revenues, as compared with £96,218 ($137,592) for the six months ended June 30, 2001, that represent 8.5% of the revenues. The 43% increase in the net income is mainly attributable to the 69% growth in our gross profit.

Earning per Share. The earning per share for the six months ended June 30, 2002, was £0.027 ($0.04) for the basic 5,039,814 shares and £0.025 ($0.04)
for diluted number of shares including the option to buy 500,000 shares.

Balance Sheet

Current Assets. Current Assets amounted to £1,776,173 ($2,717,545) as of
June 30, 2002, as compared to £1,194,764 ($1,732,408) as of December 31,
2001. The increase is mainly attributable to a 128% increase in cash and cash equivalents resulting from the growth in our revenues and improved terms with our suppliers.

Loan to Shareholder. Loan to shareholder amounted to £292,106 ($446,923) as of June 2002, as compared to £282,347 ($409,403) as of December 31, 2001.
As of June 30, 2002, £75,971 ($116,236) of the loan is classified as a current asset.

Fixed assets. Fixed assets after accumulated depreciation increased to £240,788 ($368,406) as of June 30, 2001, as compared with £158,437
($229,733) as of December 31, 2002. The increase reflects purchase of telecommunication equipment for the amount of £98,186 ($142,370).

Current Liabilities. As of June 30, 2002, Current Liabilities increased by £507,230 ($776,062) to £1,652,048 ($2,527,634) as compared with
£1,094,330 ($1,586,778) as of December 31, 2001. The increase is mainly attributable to an increase of £386,654 ($591,580) in trade payables as a result of the 55% growth in our revenues.

Liquidity and Capital Resources June 30 2002.

Cash at June 30, 2002, amounted to £653,849 ($1,000,386), an increase of £367,271 ($561,925) since December 31, 2001.

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

Impact of Inflation and Currency Fluctuations.

As of June 30, 2002, we deal with only two currencies, British Pounds and United
States Dollars. Even when we do business in other countries, rather than the
United Kingdom or the United States, we sell and buy in either United Kingdom
Pounds or United States Dollars. Most of our revenues and Current Assets are in
British Pounds. The Long-Term Loan to a Shareholder is all in United Kingdom
Pounds. Our Cost of Revenues is all in British Pounds, and most of our liabilities, operating and financing expenses are in British Pounds. The reminder of the Assets, Liabilities, Revenues and Expenditures are in United
States Dollars. A devaluation of the United Kingdom Pound in relation to the
United States Dollar will have the effect of decreasing the dollar value of all assets or liabilities that are in United Kingdom Pounds. Conversely, any increase in the value of the United Kingdom Pound in relation to the Dollar has the effect of increasing the Dollar value of all United Kingdom Pounds assets and the Dollar amounts of any United Kingdom liabilities and expenses. Inflation would affect our operational results if we shall not be able to match our
Revenues with our Expenses. If rate of inflation will cause a raise in salaries or other expenses and the market conditions will not allow us to raise prices proportionally it will have a negative effect on the value of our assets and on our profitability.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In July 2001, we filed a lawsuit in the court of Petach - Tikva, Israel against
Ryfcom, Ltd. and its Chief Executive Officer, Mr. Paltiel Porat. In this lawsuit, we allege an unpaid debt due to us in the amount of $107,528 from
Ryfcom for services rendered by us. Mr. Porat paid two installments equal to approximately $15,000. We are also involved in a potential dispute with a former director of Swiftnet Ltd, Yehuda Shenhav, regarding Mr. Shenhav's claim that
Swiftnet unjustly removed him from Swiftnet's Board of Directors. No litigation has been filed regarding this matter as of the date of this Form 10-QSB. More particularized information pertaining to this lawsuit and potential dispute are contained in our Form 10-KSB at our year end of December 31, 2001. There have been no material developments in this lawsuit or potential disputes since we filed our Form 10-KSB at our year end of December 31, 2001.

Item 2. Changes in Securities and Use of Proceeds

In April 2002, our Board of Directors granted our Chairman of the Board of
Directors, Mr. Abraham Keinan, and our Chief Executive Officer, Mr. Guy
Nissenson, the following options:

To buy 100,000 shares (each) of Xfone for the average closing trading price
(last trade as published by the OTCBB website) of the first 20 trading days multiplied by 1.25.
To buy additional 200,000 shares (each) for $3.25 per share.
To buy additional 200,000 shares (each) for $6.00 per share.

To authorize our Chairman of the Board and our Chief Executive Officer to grant an additional 200,000 options to the Company's employees, subsidiaries or affiliates, agents, resellers and consultants.

The options could be exercised until March 31, 2007.

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
10.12     Agreement between Adar International, Inc./Mr. Sidney J. Golub and
          Swiftnet Ltd. dated April 6, 2000**
10.13     Lease Agreement between Elmtree Investments, Ltd. and Swiftnet Ltd.
          dated December 4, 1991**
10.14     Lease Agreement between Postwick Property Holdings Limited and
          Swiftnet Ltd. dated October 8, 2001**

21.       List of Subsidiaries*

23.       Consent of Chaifetz & Schreiber, P.C.***

24.       Consent of Hamilton, Lehrer & Dargan, P.A. included in Exhibit 5*

*   Denotes previously filed exhibits: filed on August 10, 2001 with Xfone,
    Inc.'s SB-2 Registration Statement, File # 333-67232, hereby incorporated by reference.

**  Denotes previously filed exhibits: filed on October 16, 2001 with Xfone,
    Inc.'s SB-2/Amendment 1 Registration Statement, File # 333-67232, hereby incorporated by reference.

*** Denotes previously filed exhibit: filed on November 28, 2001 with Xfone,
    Inc.'s SB-2/Amendment 2 Registration Statement, File # 333-67232, hereby incorporated by reference.

We hereby incorporate the following additional documents by reference: (a) our
Form 10-KSB for the period ended December 31, 2001 which was filed on March 27,
2002; (b) our Registration Statement on Form SB-2 and all amendments thereto which was filed on August 10, 2001 and amended on October 16, 2001 and November
28, 2001.

b)  Reports on Form 8-K
No reports on Form 8-K were filed during the first quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated: August 13, 2002                  XFONE, INC.

                                        By:   /s/ Guy Nissenson
                                              -------------------------
                                                  Guy Nissenson, President