Form 10QSB/A
period 2002-06-30
XFONE INC
filed 2002-08-20
CIK 1126216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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


                                      INDEX




                                                                            Page

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Balance Sheets
     As of June 30, 2002 (Unaudited) and as of December 31, 2001.......F-1 - F-2

   Statements of Operations (Unaudited)
     For the Six Months Ended June 30, 2002 and Year end at
     December 31, 2001.................................................F-2 - F-4

   Statement of Changes in Shareholders' Equity
     For the Six Months Ended June 30, 2002 .................................F-5

   Statements of Cash Flow (Unaudited)
     For the Six Months Ended June 30, 2002 and Year end at
     December 31, 2001.................................................F-6 - F-7

   Notes to Consolidated Financial Statements.........................F-8 - F-12

   Item 2 - Management's Discussion and Analysis and Plan of
     Operations................................................................3


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings..................................................6

   Item 2 - Changes in Securities and Use of Proceeds..........................6

   Item 3 - Default Upon Senior Securities.....................................6

   Item 4 - Submission of Matters to a Vote of Security Holders................6

   Item 5 - Other Information..................................................6

   Item 6 - Exhibits and Reports on Form 8-K...................................6

   Signatures..................................................................8


                           Xfone, Inc. and Subsidiary

                        CONSOLIDATED FINANCIAL STATEMENTS

                               As at June 30, 2002


                           Xfone, Inc. and Subsidiary

                                 BALANCE SHEETS




                                                Jun-30      December 31,      Jun-30      December 31,
                                                  2002           2001           2002           2001
                                             ------------   ------------   ------------   ------------
                                             (Unaudited)                   (Unaudited)

                                                                             Convenience translation
                                                  In British Pounds                into U.S. $
                                             ---------------------------   ---------------------------

Current assets

Cash                                              653,849        286,578   $  1,000,389   $    415,538

Accounts receivable, net                          867,595        726,959      1,327,420      1,054,091

Prepayments and other receivables (Note 3)        178,758        115,015        273,500        166,772

Loan to shareholder (Note 4)                       75,971         66,212        116,236         96,007

Total Current Assets                            1,776,173      1,194,764   $  2,717,545   $  1,732,408
                                             ------------   ------------   ------------   ------------
Loan to shareholder (Note 4)                      216,135        216,135   $    330,687   $    313,396
                                             ------------   ------------   ------------   ------------
Fixed assets (Note 5)

Cost                                              511,590        406,714        782,733        589,735

Less  - accumulated depreciation                 -270,802       -248,277       -414,327       -360,002
                                             ------------   ------------   ------------   ------------
Total fixed assets                                240,788        158,437   $    368,406   $    229,734
                                             ------------   ------------   ------------   ------------
Total assets                                    2,233,097      1,569,336   $  3,416,638   $  2,275,537
                                             ============   ============   ============   ============

 -Conutined-


                           Xfone, Inc. and Subsidiary

                                 BALANCE SHEETS

                                                    Jun-30       Dec-31       Jun-30       Dec-31
                                                     2002         2001         2002         2001
                                                  ----------   ----------   ----------   ----------
                                                  (Unaudited)                            (Unaudited)

                                                                            Convenience translation
                                                     In British Pounds            into U.S. $
                                                  -----------------------   -----------------------

Current liabilities
Bank Overdraft                                        59,839        7,335   $   91,553   $   10,636
Notes payable - current portion                       29,212        9,971       44,694       14,458
Trade payables                                     1,348,230      961,576    2,062,792    1,394,285
Other liabilities and accrued expenses (Note 6)      161,561       90,576      247,188      131,335
Obligation under Capital Leases
Current portion                                                    24,872                    36,064
                                                  ----------   ----------   ----------   ----------
Total current liabilities                          1,598,841    1,094,330   $2,446,227   $1,550,714
                                                  ----------   ----------   ----------   ----------
Deferred Taxes                                                     20,000                $   29,000
Long-term liabilities
Notes payable (Note 8)                                 9,167       11,166       14,025       16,191
Obligation under Capital Leases                       44,041       19,322       67,382       28,017
                                                  ----------   ----------   ----------   ----------
Notes payable                                         53,207       30,488   $   81,407   $   44,208
                                                  ----------   ----------   ----------   ----------
Total liabilities                                  1,652,048    1,144,818   $2,527,634   $1,659,986
                                                  ----------   ----------   ----------   ----------
Shareholders' equity (Note 7)
Preferred stock - 50,000,000 shares authorized,
none issued
Common stock: 25,000,000 shares authorized,
par value; 5,039,814 issued and outstanding            3,450        3,448        5,279        5,000
Authorized & outstanding - ordinary shares
of British Pound 1 par value:
9,015 "A" Common stock
10,697 "B" Common stock
Contributions in excess of par value                 159,669      140,903      244,294      204,309
Receipt on account of shares                            --
Retained earnings                                    417,929      280,167      639,432      406,242
                                                  ----------   ----------   ----------   ----------
Total shareholders' equity                           581,048      424,518   $  889,004   $  615,551
                                                  ==========   ==========   ==========   ==========
Total liabilities and shareholders' equity         2,233,097    1,569,336   $3,416,638   $2,275,537
                                                  ==========   ==========   ==========   ==========


                           Xfone, Inc. and Subsidiary

                             STATEMENT OF OPERATIONS


                                               Six months Ended             Three months Ended             Year Ended

                                                     Jun-30                          Jun-30                  Dec-31

                                              2002            2001            2002            2001            2001
                                          (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

                                                                       In British Pounds
                                          ---------------------------------------------------------------------------

Revenues                                    1,719,290       1,108,923         805,370         603,228       2,658,905
Cost of revenues                           -1,044,177        -709,434        -469,995        -380,719      -1,629,604
                                          -----------     -----------     -----------     -----------     -----------
Gross profit                                  675,114         399,489         335,375         222,509       1,029,301
                                          -----------     -----------     -----------     -----------     -----------
Operating expenses:
Research and development                      -15,000         -14,346          -7,500          -7,548         -30,791
Marketing and selling                         -98,436         -74,424         -37,988         -35,297        -219,238
General and administrative                   -363,803        -185,115        -192,722        -108,199        -543,936
                                          -----------     -----------     -----------     -----------     -----------
Total operating expenses                     -477,239        -273,885        -238,210        -151,044        -793,965
                                          -----------     -----------     -----------     -----------     -----------


Operating profit (loss)                       197,875         125,604          97,165          71,465         235,336
Financing expenses -  net                     -19,118         -12,148          -8,752          -5,330         -30,982
Other income                                  4924.29             314            3651             120           1,009
                                          -----------     -----------     -----------     -----------     -----------
Income (loss) before taxes                    183,681         113,770          92,064          66,255         205,363
Taxes on income                               -45,920         -17,552         -23,016          -9,000         -59,757
                                          -----------     -----------     -----------     -----------     -----------

Net income (loss)                             137,761          96,218          69,048          57,255         145,606
                                          ===========     ===========     ===========     ===========     ===========

Earnings Per Share (Note 8):
                                          ===========     ===========     ===========     ===========     ===========
Basic                                            0.03            0.02            0.01            0.01            0.03
                                          ===========     ===========     ===========     ===========     ===========
Diluted
                                                 0.02            0.02            0.01            0.01            0.03
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
  (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

                      Convenience translation into U.S. $
   ---------------------------------------------------------------------------
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
  ===========     ===========     ===========     ===========     ===========


                           Xfone, Inc. and Subsidiary

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                         Number of                       in excess                         Total
                                         Ordinary                            of           Retained     Shareholders'
                                          Shares       Share Capital     par value        Earnings         Equity
                                       -------------   -------------   -------------   -------------   -------------

In British Pounds
Balance at January 1, 2002                 5,000,000           3,448         140,903         280,167         424,518
Issuance of shares                            39,814               3          18,766            --            18,769
Net income                                      --              --              --           137,761         137,761
                                       -------------   -------------   -------------   -------------   -------------
Balance at June 30, 2002                   5,039,814           3,451         159,669         417,928         581,048
                                       =============   =============   =============   =============   =============

Convenience translation into U.S. $:
Balance at January 1, 2002                 5,000,000   $       5,000   $     204,309   $     406,242   $     615,552
Issuance of shares                            39,814               4          39,810            --            39,814
Net income                                      --              --              --           210,775         210,775
Exchange rate difference                                                                                      22,863
                                       -------------   -------------   -------------   -------------   -------------
Balance at June 30, 2002                   5,039,814   $       5,004   $     244,119   $     617,017   $     889,004
                                       =============   =============   =============   =============   =============


                           Xfone, Inc. and Subsidiary

                            STATEMENTS OF CASH FLOWS

                                                      Six Months Ended         Year Ended        Six Months Ended       Year Ended

                                                         'June 30                31-Dec       'June 30                    31-Dec
                                                     2002           2001         2001           2002         2001          2001
                                                  Unaudited      Unaudited                   Unaudited    Unaudited

                                                                                                    Convenience translatio
                                                              In British Pounds                           into U.S. $
                                                  ---------------------------------------   ---------------------------------------


Cash flow from operating activities
Net income                                            137,761        96,218       145,606   $   210,774   $   137,592   $   211,129
Adjustments to reconcile net cash
provided by (used in) operating activities            259,165       -44,926        35,665   $   396,522   $   -64,244   $    51,714
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Net cash provided by operating activities             396,926        51,292       181,271   $   607,297   $    73,348   $   262,843
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Purchase of equipment & Developpment cost            -104,876       -89,092      -108,377   $  -160,460   $  -127,402   $  -157,147
Payment on account of equipment
Payment on account of accquisition of a subsidiary

                                                  -----------   -----------   -----------   -----------   -----------   -----------
Net cash used in investing activities                -104,876       -89,092      -108,377   $  -160,460   $  -127,402   $  -157,147
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Cash flow from financing activities
Repayment of long term debt                            22,719        -8,610         9,904   $    34,760   $   -12,312   $    14,361
Proceeds from issuance of long term debt                             30,000          --                   $    42,900          --
Proceeds from issuance of common stock                                               --                                        --
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Net cash provided by financing activities              22,719        21,390         9,904   $    34,760   $    30,588   $    14,361
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Net increase in cash                                  314,769       -16,410        82,798   $   481,597   $   -23,466   $   120,057
Cash, beginning of year                               279,241       196,445       196,445   $   427,239   $   280,916   $   284,845
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Cash, at end of period                                594,010       180,035       279,243   $   908,835   $   257,450   $   404,902
                                                  ===========   ===========   ===========   ===========   ===========   ===========


                           Xfone, Inc. and Subsidiary

                            STATEMENTS OF CASH FLOWS

                                                Six Months End          Year Ended       Six Months Ended         Year Ended
                                                   'June 30               31-Dec            'June 30                31-Dec
                                               2002         2001           2001          2002         2001           2001
                                           (Unaudited)  (Unaudited)                  (Unaudited)   (Unaudited)

                                                                                             Convenience translation
                                                      In British Pounds                            into U.S. $
                                           ---------------------------------------   ---------------------------------------
Depreciation                                    22,525        16,668        37,012   $    34,463   $     23,835   $    53,667
                                           -----------   -----------   -----------   -----------   ------------   -----------
Stock issued for professional services          18,766                       6,898        28,712                       10,002
                                           -----------   -----------   -----------   -----------   ------------   -----------
Changes in assets and liabilities:
Decrease (Increase) in Stock                                 -19,027
Increase in trade receivables                 -140,635      -263,739      -431,873      -215,172       -377,147   -   626,216
Decrease (increase) in other receivables       -63,743       -36,251        58,793       -97,527        -51,839        85,250
Increase in shareholder loans                   -9,758       -35,531       -66,212       -14,930        -50,809       -96,007
Decrease in Notes payable                       -5,630                                    -8,614
Increase in trade payables                     386,654       217,674       461,466       591,581        311,274       669,126
(Decrease) increase in other payables           70,986        75,280       -50,419       108,609        107,650       -73,108
Increase in deferred taxes                     -20,000                                    20,000        -30,600

                                           -----------   -----------   -----------   -----------   ------------   -----------
Total adjustments                              217,874       -61,594        -8,245       333,347        -88,079       -11,955
                                           -----------   -----------   -----------   -----------   ------------   -----------
                                               259,165       -44,926        35,665   $   367,810   $    -64,244   $    51,714
                                           ===========   ===========   ===========   ===========   ============   ===========

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

     B. The financial statements of the Company have been prepared in Sterling ("British Pounds") since this is the currency of the prime economic environment, the U.K., in which the operations of the Company are conducted. Transactions and balances denominated in Sterling are presented at their original amounts. Transactions and balances in other currencies are translated into Sterling in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 of the U.S. Financial Accounting Standards Board ("FASB"). Accordingly, items have been translated as follows: Monetary items - at the exchange rate effective at the balance sheet date. Revenues and expense items - at the exchange rates in effect at the date of recognition of those items. Exchange gains and losses from the aforementioned translation are included in financing expenses, net.

     C. The financial statements have been translated into U.S. dollars using the rate of exchange of the U.S. dollar at December 31, 2001. The translation was made solely for the convenience of the readers. It should be noted that the British Pound figures do not necessarily represent the current cost amounts of the various elements presented and that the translated U.S. dollars figures should not be construed as a representation that the British Pound currency amounts actually represent, or could be converted into, U.S. dollars. The representative rate of exchange of the British Pound at December 31, 2001 was British Pound 1=1.45 US $ and June 30, 2002 was British Pound 1 = 1.53 U.S.$.

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

                         Xfone, Inc. and Subsidiary

     B.   Allowance for Doubtful Accounts

          The allowance is determined based upon management's evaluation of receivables doubtful of collection on a specific basis. Such allowances for doubtful accounts are as follows: British Pounds June 30,2002 148,224 December 31, 2001 115,550


     C.   Equipment

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

                           Xfone, Inc. and Subsidiary

Note 2 -  Significant Accounting Policies (Cont.)


     G.   New Accounting Pronouncements

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



     I.   Income Taxes

          Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Note 3 -  Prepaid Expenses and Other Receivables


                               Jun-30    December 31,    Jun-30    December 31,
                                2002           2001       2002         2001
                             ----------   ----------   ----------   ----------
                                                       Convenience translation
                                In British Pounds              into US$
                             -----------------------   -----------------------
Professional fees                17,110       46,291   $   26,178   $   67,122
Due from Swiftglobal, Ltd.
(nonaffiliated entity)           19,199       30,000       29,375       43,500
Other prepaid expenses           31,504       21,908       48,202       31,767
Other receivables               110,944       16,816      169,744       24,383
                             ----------   ----------   ----------   ----------
                                178,757      115,015   $  273,499   $  166,772


Note 4 -  Loan to Shareholder

          The Company has a non-interest bearing demand loan of British Pounds 75,971 due from a shareholder. In addition, the Company has a non-interest bearing loan of British Pounds 216,135, due from such shareholder which has been classified as noncurrent since it will not be called before January 2003.


                           Xfone, Inc. and Subsidiary

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)



Note 5 -  Fixed Assets                               Jun-31       Dec-31       Jun-31       Dec-31
                                                      2002         2001         2002         2001
                                                   ----------   ----------   ----------   ----------
                                                                 (Audited)                 (Audited)
                                                                             Convenience translation
                                                      In British Pounds             into US $
                                                   -----------------------   -----------------------

Cost
Machinery and equipment                               274,060      246,676   $  397,387   $  357,680
Office furniture and equipment                         56,871       46,234       82,463       67,039
Property held under capital leases:
Motor vehicle                                          35,000       35,000       50,750       50,750
Switching equipment                                   136,659       78,804      198,156      114,266
Development cost-software                               9,000                    13,050
Payment on account of equipments                            0                                      0
Payment on account of acquisition                           0                                      0
                                                   ----------   ----------   ----------   ----------
                                                      511,590      406,714   $  741,806   $  589,735
                                                   ==========   ==========   ==========   ==========

Accumulated Depreciation
Machinery and equipment                               190,330      178,368   $  275,978   $  258,634
Office furniture and equipment                         43,680       41,796       63,337       60,604
Property held under capital leases:
Motor vehicle                                          22,079       20,233       32,014       29,338
Switching equipment                                    14,713        7,880       21,334       11,426
                                                   ----------   ----------   ----------   ----------
                                                      270,802      248,277   $  392,663   $  360,002
                                                   ==========   ==========   ==========   ==========


Note 6 -  Other Liabilities and Accrued Expenses

Corporate taxes                                        79,804       59,767   $  122,100   $   86,662
Professional fees                                       7,580       10,341       11,597       14,995
Payroll taxes                                             667        5,503        1,021        7,979
Others                                                 73,510       14,965      112,470       21,699
                                                   ----------   ----------   ----------   ----------
                                                      161,561       90,576   $  247,189   $  131,335
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

Note 8 - Earnings Per Share


                                                          2001

                                                     Weighted Average
                                 -------------------------------------------------------------
                                    Income           Shares        Per Share       Per Share
                                  (Numerator)    (Denominator)      Amounts         Amounts
                                 -------------   -------------   -------------   -------------
                                                                    Convenience translation
                                       In British Pounds                   into U.S. $
                                 -----------------------------   -----------------------------

   Net Income                          145,606

   Basic EPS:
   Income available to common
      stockholders                     145,606       4,848,333            0.03   $        0.04

   Effect of dilutive
      securities:
   Options                                --           500,000             --              --
   Diluted EPS:
   Income available to common
      stockholders                     145,606       5,348,333            0.03$           0.04


Note 9 - Related Party Transactions



                                    Years                       Years
                                    Ended                       Ended
                                 December 31,                December 31,
                              2001          2000          2001          2000
                          -----------   -----------   -----------   -----------

                                                       Convenience translation
                              In British Pounds               into U.S.
                          -------------------------   -------------------------
Shareholders' salaries         42,000        23,000   $    60,900   $    33,350
Shareholders' pensions          3,300         3,300   $     4,785   $     4,785
Campbeltown Business Ltd.
  consulting fees              78,375          --     $   113,644   $      --


Note 10 - Financial Commitments

          The Company has annual rent commitments under a non-cancellable operating lease of British Pounds 24,000, which terminates in December 2002.

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

Item 2 - Management's Discussion and Analysis and Plan of Operations

Six Months Ended June 30, 2002 and 2001

Consolidated Statement of Operations

Revenues. Revenues for the six months ended June 30, 2002, increased 55% to British Pounds 1,719,290 ($2,630,514) from British Pounds 1,108,923 ($1,585,760)
for the same period in 2001. This increase in revenues is attributed mainly to growth in our voice telephony services revenues.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues increased 47% to British Pounds 1,044,177 ($1,597,590) for the six months ended June 30, 2002, from British Pounds 709,434 ($1,014,491) for the six months ended June 30, 2001, representing 61% and 64% of the total revenues for the six months ended June 30, 2002 and June 30, 2001, respectively. The decrease in cost of revenues is attributable to lower rates that we negotiated and concluded with our largest supplier.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the six months ended June 30, 2002, and 2001, respectively, gross profit was British Pounds 675,114 ($1,032,924) and British Pounds 399,489 ($571,269), representing a 69% increase. The gross profit as percentage of revenues increased to 39% for the six months ended June 30, 2002, from 36% for the six months ended June 30, 2001. The increase of the gross profit as percentage of revenues is attributed to the lower rates that we paid in the six months ended June 30, 2002.

Research and Development. Research and development expenses were British Pounds 15,000 ($22,950) and British Pounds 14,436 ($20,515) for the six month ended June 30, 2002, and 2001, respectively, representing 0.8% and 1.3% of revenues for the six months ended June 30, 2002, and 2001, respectively. The expenses consist of labor costs of the research and development manager and other related costs. Main developments relate to the development of our website and its interconnections, the upgrade of software for our telephone platforms, billing systems, messaging services and the resellers support package.

Marketing and Selling Expenses. Marketing and selling expenses increased to British Pounds 98,436 ($150,607) from British Pounds 74,424 ($106,426) for the six months ended June 30, 2002, and 2001, respectively. Marketing and selling expenses as a percentage of revenues were 5.7% and 6.7% for the six months ended June 30, 2002, and 2001, respectively.

General and Administrative Expenses. General and administrative expenses increased to British Pounds 363,803 ($556,618) for the six months ended June 30, 2002, from British Pounds 185,115 ($264,714) for the six months ended June 30, 2001. As a percentage of revenues, general and administrative expenses increased to 21.2% for the six months ended June 30, 2002 from 16.7% for the six months ended June 30, 2001. This increase is mainly attributable to expenses related to the preparation of the registration statement that was filed with the Securities and Exchange Commission and other expenses that relate to our periodic and other filing requirements with the Securities and Exchange Commission.

Financing Expenses. Financing expenses, net, increased to British Pounds 19,118 ($29,250) for the six months ended June 30, 2002, from British Pounds 12,148 ($17,372) for the six months ended June 30, 2001.

Income Before Taxes. Income before taxes for the six months ended June 30, 2002, increased by 61% to British Pounds 183,681 ($281,032) from British Pounds 113,770 ($162,691) for the six months ended June 30, 2001. The increase of the income before taxes is attributable primarily to the increase of 55% in our revenues and the lesser increase of 47% in our cost of revenues. Income before taxes as percentage of revenues was 11% for the six months ended June 30, 2002 and 10% for the six months ended June 30, 2001.

Taxes on Income. United Kingdom companies are usually subject to income tax at the corporate rate of 20% to 30%. Taxes on income for the six months June 30, 2002 amounted to British Pounds 45,920 ($70,258), which represents 25% of the income before taxes as compared with British Pounds 17,552 ($25,099) for the six months ended June 30, 2001, which represents 15% of the income before taxes. The 162% increase in taxes on income is mainly attributable to the higher income before tax.

Net Income. Net income for the six months ended June 30, 2002, amounted to British Pounds 137,761 ($210,775) and represents 8% of the revenues, as compared with British Pounds 96,218 ($137,592) for the six months ended June 30, 2001, that represent 8.5% of the revenues. The 43% increase in the net income is mainly attributable to the 69% growth in our gross profit.

Earning per Share. The earning per share for the six months ended June 30, 2002, was British Pounds 0.027 ($0.04) for the basic 5,039,814 shares and British Pounds 0.025 ($0.04) for diluted number of shares including the option to buy 500,000 shares.

Balance Sheet

Current Assets. Current Assets amounted to British Pounds 1,776,173 ($2,717,545) as of June 30, 2002, as compared to British Pounds 1,194,764 ($1,732,408) as of December 31, 2001. The increase is mainly attributable to a 128% increase in cash and cash equivalents resulting from the growth in our revenues and improved terms with our suppliers.

Loan to Shareholder. Loan to shareholder amounted to British Pounds 292,106 ($446,923) as of June 2002, as compared to British Pounds 282,347 ($409,403) as of December 31, 2001. As of June 30, 2002, British Pounds 75,971 ($116,236) of the loan is classified as a current asset.

Fixed assets. Fixed assets after accumulated depreciation increased to British Pounds 240,788 ($368,406) as of June 30, 2001, as compared with British Pounds 158,437 ($229,733) as of December 31, 2002. The increase reflects purchase of telecommunication equipment for the amount of British Pounds 98,186 ($142,370).

Current Liabilities. As of June 30, 2002, Current Liabilities increased by British Pounds 507,230 ($776,062) to British Pounds 1,652,048 ($2,527,634) as
compared with British Pounds 1,094,330 ($1,586,778) as of December 31, 2001. The increase is mainly attributable to an increase of British Pounds 386,654 ($591,580) in trade payables as a result of the 55% growth in our revenues.

Liquidity and Capital Resources June 30 2002.

Cash at June 30, 2002, amounted to British Pounds 653,849 ($1,000,386), an increase of British Pounds 367,271 ($561,925) since December 31, 2001.

Our commitments for capital expenditures as of December 31, 2001 were British Pounds 46,149 ($66,916). The purpose of the commitment was the purchase of equipment.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits and Index of Exhibits

Exhibit
Number                                Description
-------                               -----------


2. Agreement and plan or reorganization between Xfone, Inc. and Swiftnet Ltd. dated September 20, 2000*
3.1      Articles of Incorporation of Xfone, Inc.*
3.2      Bylaws of Xfone, Inc.*
3.3      Articles of Incorporation of Swiftnet Ltd.*
3.4      Bylaws of Swiftnet Ltd.*
4.       Specimen Stock Certificate*
10.1     Agreement between Swiftnet Ltd. and Guy Nissenson dated May 11, 2000*
10.2     Employment Agreement with Bosmat Houston dated January 1, 2000*
10.3 Loan Agreement with Swiftnet Ltd., Guy Nissenson, and Nissim Levy dated August 5, 2000*
10.4     Promissory  Note  executed   between  Xfone  and  Swiftnet  Ltd.  dated
         September 29, 2000*
10.5 Stock Purchase Agreement between Swiftnet Ltd, Abraham Keinan, and Campbeltown Business, Ltd. dated June 19, 2000*
10.6 Consulting Agreement between Swiftnet Ltd. and Campbeltown Business, Ltd. dated May 5, 2000*
10.7     Agreement with Campbeltown Business Ltd. dated July 30, 2001*
10.8     Contract with WorldCom International Ltd. dated June 20, 1998*
10.9     Contract with VoiceNet Inc. dated April 11, 2000*
10.10    Contract with InTouchUK.com Ltd. dated April 25, 2000*
10.11 Letter of Understanding from Campbeltown Business Ltd. to Xfone, Inc. dated July 30, 2001**
10.12 Agreement between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Ltd. dated April 6, 2000**
10.13 Lease Agreement between Elmtree Investments, Ltd. and Swiftnet Ltd. dated December 4, 1991**
10.14 Lease Agreement between Postwick Property Holdings Limited and Swiftnet Ltd. dated October 8, 2001**
21.      List of Subsidiaries*
23.      Consent of Chaifetz & Schreiber, P.C.***
24.      Consent of Hamilton, Lehrer & Dargan, P.A. included in Exhibit 5*
99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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



         Dated: August 20, 2002         XFONE, INC.


                                        By:   /s/ Guy Nissenson
                                              ------------------------
                                              Guy Nissenson, President