Form 10QSB
period 2002-09-30
XFONE INC
filed 2002-11-14
CIK 1126216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002.

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

                             All Correspondence to:
                          Brenda Lee Hamilton, Esquire
                        Hamilton, Lehrer and Dargan, P.A.
                          2 East Camino Real, Suite 202
                            Boca Raton Florida 33432
                                  561-416-8956

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

On September 30, 2002, the issuer had outstanding 5,057,859 shares of common stock, no par value per share.

                           Xfone, Inc. and Subsidiary
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

                                      INDEX

                                                                        Page
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Balance Sheets As of SEPTEMBER 30, 2002 (Unaudited)
     and as of December 31, 2001......................................F-1 - F-2

   Statements of Operations (Unaudited) for the Nine Months
     Ended September 30, 2002 and Year end at December 31, 2001..........F-3

   Statement of Changes in Shareholders' Equity For the Nine
     Months Ended September 30, 2002.....................................F-4

   Statements of Cash Flow (Unaudited) For the Nine Months
     Ended September 30, 2002 and Year end at December 31, 2001.......F-5 - F-6

   Notes to Consolidated Financial Statements.........................F-7 - F-14

   Item 2 - Management's Discussion and Analysis and Plan of
     Operations...........................................................3

   Item 3 - Controls and Procedures.......................................6

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Forward-Looking Statements

This quarterly report for the period ended September 30, 2002 on Form 10-QSB contains forward looking statements. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue,"
"is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 1 - Financial Statements

                        CONSOLIDATED FINANCIAL STATEMENTS

                            As at September 30, 2002

Xfone, Inc. and Subsidiary
BALANCE SHEETS

                                      Sep-30     December 31,    Sep-30      December 31,
                                       2002         2001          2002          2001
                                   -----------   -----------   -----------   -----------
                                   (Unaudited)                 (Unaudited)
                                        £             £         Convenience translation
                                                                      into U.S. $

Current assets

Cash                               £   728,715   £   286,578   $ 1,129,508   $   415,538

Accounts receivable, net               964,873       726,959     1,495,553     1,054,091

Prepayments and other receivables
  (Note 3)                             147,745       115,015       229,004       166,772

Loan to shareholder (Note 4)            81,644        66,212       126,548        96,007

Total Current Assets               £ 1,922,976   £ 1,194,764   $ 2,980,613   $ 1,732,408
                                   -----------   -----------   -----------   -----------
Loan to shareholder (Note 4)       £   216,135   £   216,135   $   335,009   $   313,396
                                   -----------   -----------   -----------   -----------

Fixed assets (Note 5)

Cost                                   527,884       406,714       818,220       589,735

Less  - accumulated depreciation      -286,806      -248,277      -444,550      -360,002
                                   -----------   -----------   -----------   -----------
Total fixed assets                 £   241,078   £   158,437   $   373,671   $   229,734
                                   -----------   -----------   -----------   -----------

Total assets                       £ 2,380,189   £ 1,569,336   $ 3,689,293   $ 2,275,537
                                   ===========   ===========   ===========   ===========

Xfone, Inc. and Subsidiary
BALANCE SHEETS (Cont'd)

                                      Sep-30     December 31,    Sep-30      December 31,
                                       2002         2001          2002          2001
                                   -----------   -----------   -----------   -----------
                                   (Unaudited)                 (Unaudited)
                                        £             £         Convenience translation
                                                                      into U.S. $
Current liabilities
Bank Overdraft                     £    18,299   £     7,335   $    28,363    $   10,636
Notes payable - current portion          4,000         9,971         6,200        14,458
Trade payables                       1,357,325       961,576     2,103,854     1,394,285
Other liabilities and accrued
  expenses (Note 6)                    258,747        90,576       401,058       131,335
Obligation under Capital Leases
Current portion                         23,577        24,872        36,544        36,064
                                   -----------   -----------   -----------   -----------
Total current liabilities          £ 1,661,947   £ 1,094,330   $ 2,576,019   $ 1,550,714
                                   -----------   -----------   -----------   -----------
Deferred Taxes                                   £    20,000                      29,000
Long-term liabilities
Notes payable (Note 8)             £     7,495   £    11,166        11,618        16,191
Obligation under Capital Leases    £    38,640   £    19,322        59,892        28,017
                                   -----------   -----------   -----------   -----------
Notes payable                      £    46,135   £    30,488   $    71,510   $    44,208
                                   -----------   -----------   -----------   -----------
Total liabilities                  £ 1,708,083   £ 1,144,818   $ 2,647,529   $ 1,659,986
                                   -----------   -----------   -----------   -----------
Shareholders' equity (Note 7)
Preferred stock - 50,000,000
  shares authorized, none issued
Common stock:
25,000,000 shares authorized,
  par value; 5,057,859
issued and outstanding                   3,452         3,448         5,006         5,000
Authorized & outstanding -
  ordinary shares of
  £1 par value:
9,015 "A" Common stock
10,697 "B" Common stock
Contributions in excess of
  par value                            179,438       140,903       278,473       204,309
Receipt on account of shares
Retained earnings                      489,216       280,167       758,285       406,242
                                   -----------   -----------   -----------   -----------
Total shareholders' equity         £   672,106   £   424,518   $ 1,041,764   $   615,551
                                   -----------   -----------   -----------   -----------
Total liabilities and
  shareholders' equity             £ 2,380,189   £ 1,569,336   $ 3,689,293   $ 2,275,537
                                   ===========   ===========   ===========   ===========

Xfone, Inc. and Subsidiary
STATEMENT OF OPERATIONS

                              Nine Months Ended       Three Months Ended      Year Ended      Nine Months Ended     Year Ended
                                    Sep-30                  Sep-30             Dec-31               Sep-30            Dec-31
                              2002         2001        2002         2001        2001          2002          2001       2001
                           (Unaudited) (Unaudited)  (Unaudited) (Unaudited)               (Unaudited)  (Unaudited)
                           ----------- -----------  ----------- -----------  -----------  -----------  ----------- -----------
                                                                                          Convenience translation into U.S. $
                                                                                           £1=US$1.55   £1=US$1.43  £1=US$1.45

Revenues                    £2,817,727  £1,783,035   £1,098,437    £674,112   £2,658,905   $4,367,478   $2,549,740  $3,855,412
Cost of revenues            -1,772,170  -1,166,178     -727,993    -456,744   -1,629,604   (2,746,863)  -1,667,635  -2,362,926
                           ----------- -----------  ----------- -----------  -----------  -----------  ----------- -----------
Gross profit                 1,045,558     616,857      370,445     217,368    1,029,301    1,620,614      882,106   1,492,486
                           ----------- -----------  ----------- -----------  -----------  -----------  ----------- -----------

Operating expenses:
Research and development       -22,500     -22,729      -7,500       -8,383      -30,791      (34,875)     -32,502     -44,647
Marketing and selling         -139,590    -112,093      -41,154     -37,669     -219,238     (216,365)    -160,293    -317,895
General and administrative    -574,558    -293,482     -210,755    -108,367     -543,936     (890,564)    -419,679    -788,707
                           ----------- -----------  ----------- -----------  -----------  -----------  ----------- -----------

Total operating expenses      -736,648    -428,304     -259,409    -154,419     -793,965   -1,141,804     -612,475  -1,151,249
                           ----------- -----------  ----------- -----------  -----------  -----------  ----------- -----------

Operating profit (loss)        308,910     188,553      111,036      62,949      235,336      478,810      269,631     341,237
Financing expenses -  net      -31,147     -18,540      -12,029      -6,392      -30,982      (48,277)     -26,512     -44,924
Other income                     8,706         387         3,782         73        1,009       13,495          553       1,463
                           ----------- -----------  ----------- -----------  -----------  -----------  ----------- -----------
Income (loss) before taxes     286,469     170,400      102,789      56,630      205,363      444,028      243,672     297,776
Taxes on income                -77,420     -24,413      -31,500      -6,861      -59,757     (120,001)     -34,911     -86,648
                           ----------- -----------  ----------- -----------  -----------  -----------  ----------- -----------

Net income (loss)             £209,049    £145,987      £71,289     £49,769     £145,606     $324,027     $208,761    $211,129
                           =========== ===========  =========== ===========  ===========  ===========  =========== ===========

Earnings Per Share
  (Note 8):
Basic                            £0.04       £0.03        £0.01       £0.01        £0.03        $0.06        $0.04       $0.04
                           =========== ===========  =========== ===========  ===========  ===========  =========== ===========

Diluted                          £0.04       £0.03        £0.01       £0.01        £0.03        $0.06        $0.04       $0.04
                           =========== ===========  =========== ===========  ===========  ===========  =========== ===========

Xfone, Inc. and Subsidiary
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                        Number of                    in excess                    Total
                                        Ordinary                        of        Retained    Shareholders'
                                         Shares      Share Capital   par value    Earnings        Equity
                                      ------------   -------------   ---------   ----------  -------------

Balance at January 1, 2002               5,000,000          £3,448    £140,903     £280,167       £424,518
Issuance of shares                          57,859               4      38,535         -            38,539
Net income                                    -               -           -         209,049        209,049
                                      ------------   -------------   ---------   ----------  -------------
Balance at September 30, 2002            5,057,859          £3,452    £179,438     £489,216       £672,106
                                      ============   =============   =========   ==========  =============

Convenience translation into U.S. $:
Balance at January 1, 2002               5,000,000          $5,000    $218,400     $434,259       $657,659
Issuance of shares                          57,859               6      59,729         -            59,735
Net income                                    -               -           -         324,026        324,026
Exchange rate difference                                                   344                         344
                                      ------------   -------------   ---------   ----------  -------------
Balance at September 30, 2002            5,057,859          $5,006    $278,473     $758,285     $1,041,764
                                      ============   =============   =========   ==========  =============

Xfone, Inc. and Subsidiary
STATEMENTS OF CASH FLOWS

                                Nine Months Ended     Year Ended       Nine Months Ended     Year Ended
                                  September 30        December 31        September 30        December 31
                                2002         2001        2001          2002         2001        2001
                              Unaudited   Unaudited                 Unaudited    Unaudited
                             ----------- -----------  -----------  -----------  -----------  -----------
                                                                    Convenience translation into U.S. $
                                                                     @$1.55       @$1.43       @$1.45

Cash flow from operating
  activities
Net income                      £209,049    £145,987     £145,606     $324,026     $208,761     $211,129
Adjustments to reconcile
  net cash provided by
  (used in) operating
  activities                    £289,110     £16,626      £35,665     $448,121      $23,776      $51,714
                             ----------- -----------  -----------  -----------  -----------  -----------
Net cash provided by
  operating activities          £498,159    £162,613     £181,271     $772,146     $232,537     $262,843
                             ----------- -----------  -----------  -----------  -----------  -----------

Cash flow from investing
  activities
Purchase of equipment
  & Development cost           -£121,170    -£96,127    -£108,377    -$187,814    -$137,462    -$157,147
                             ----------- -----------  -----------  -----------  -----------  -----------
Net cash used in
  investing activities         -£121,170    -£96,127    -£108,377    -$187,814    -$137,462    -$157,147
                             ----------- -----------  -----------  -----------  -----------  -----------
Cash flow from financing
  activities
Repayment of long term debt      £15,647    -£13,700       £9,904      $24,253     -$19,591      $14,361
Proceeds from issuance
  of long term debt                          £30,000         -                      $42,900         -
Proceeds from issuance
  of common stock               £38,539                     -                                      -
                             ----------- -----------  -----------  -----------  -----------  -----------
Net cash provided by
  financing activities           £54,186     £16,300       £9,904      $24,253      $23,309      $14,361
                             ----------- -----------  -----------  -----------  -----------  -----------
Net increase in cash            £431,175     £82,786      £82,798     $608,586     $118,385     $120,057
Cash, beginning of year         £279,241    £196,445     £196,445     $432,824     $280,916     $284,845
                             ----------- -----------  -----------  -----------  -----------  -----------

Cash, at end of period          £710,416    £279,231     £279,243   $1,041,409     $399,300     $404,902
                             =========== ===========  ===========  ===========  ===========  ===========

Xfone, Inc. and Subsidiary
STATEMENTS OF CASH FLOWS

                                      Nine Months Ended     Year Ended       Nine Months Ended     Year Ended
                                        September 30        December 31        September 30        December 31
                                      2002         2001        2001          2002         2001        2001
                                    Unaudited   Unaudited                 Unaudited    Unaudited
                                   ----------- -----------  -----------  -----------  -----------  -----------
                                                                           Convenience translation into U.S. $
                                                                              @$1.55       @$1.43       @$1.45

Depreciation                           £38,529     £27,066      £37,012      $59,720      $38,704      $53,667
                                   ----------- -----------  -----------  -----------  -----------  -----------
Stock issued for professional
  services                              18,766                    6,898       29,087                    10,002
                                   ----------- -----------  -----------  -----------  -----------  -----------
Changes in assets and liabilities:
Decrease (Increase) in Stock                       -16,176                                             -23,132
Increase in trade receivables         -237,913    -380,133     -431,873     -368,765     -543,590     -626,216
Increase  in other receivables         -32,730     -57,862       58,793      -50,732      -82,743       85,250
Increase in shareholder loans          -15,431     -55,159      -66,212      -23,918      -78,877      -96,007
Decrease in Notes payable               -5,971                                -9,255
Increase in trade payables             395,749     421,016      461,466      613,411      602,053      669,126
Increase in other payables             168,172      77,875      -50,419      260,667      111,361      -73,108
Decrease in deferred taxes             -20,000                   20,000      -31,000                    29,000
Decrease in current Capital leases      -1,295                                -2,007
                                   ----------- -----------  -----------  -----------  -----------  -----------
Total adjustments                      250,581     -10,439       -8,245      388,401      -14,928      -11,955
                                   ----------- -----------  -----------  -----------  -----------  -----------
                                      £289,110     £16,627      £35,665     $448,121      $23,776     $ 51,714
                                   =========== ===========  ===========  ===========  ===========  ===========

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
               Sep 30, 2002 was £1 = 1.55 U.S.$.

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
                 September 30,2002
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

Note 3 -  Prepaid Expenses and Other Receivables

                             Sep-30     December 31,    Sep-30    December 31,
                              2002          2001         2002        2001
                            ---------   -----------   ---------   -----------
                                                      Convenience translation
                                                             into US$
                            ---------   -----------   ---------   -----------

Professional fees                  £0       £46,291          $0       $67,122
Due from Swiftglobal, Ltd.
(nonaffiliated entity)         49,659        30,000      76,972        43,500
Other prepaid expenses         48,299        21,908      74,864        31,767
Others receivables             49,786        16,816      77,168        24,383
                            ---------   -----------   ---------   -----------
                             £147,745      £115,015    $229,004      $166,772

Note 4 -  Loan to Shareholder

          The Company has a non-interest bearing demand loan of £81,643.87 due from a shareholder.  In addition, the Company has a non-interest bearing loan of £216,135, due from such shareholder which has been classified as noncurrent since it will not be called before January 2003.

                           Xfone, Inc. and Subsidiary

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 5 -  Fixed Assets
                                    Sep-31       Dec-31       Sep-31      Dec-31
                                     2002         2001         2002        2001
                                   --------     --------     --------    --------
                                               (Audited)                (Audited)
                                      £           £            $          $
Cost
Machinery and equipment            £278,026     £246,676     $430,940    $357,680
Office furniture and equipment       58,859       46,234       91,232      67,039
Property held under capital leases:
Motor vehicle                        35,000       35,000       54,250      50,750
Switching equipment                 136,659       78,804      211,822     114,266
Development cost-software            19,340                    29,977
Payment on account of equipments          0                         0
Payment on account of acquisition         0                         0
                                   --------     --------     --------    --------
                                   £527,884     £406,714     $818,220    $589,735
                                   ========     ========     ========    ========

Accumulated Depreciation
Machinery and equipment            £197,054     £178,368     $305,433    $258,634
Office furniture and equipment       44,995       41,796       69,743      60,604
Property held under capital leases:
Motor vehicle                        23,002       20,233       35,653      29,338
Switching equipment                  18,129        7,880       28,100      11,426
Development cost-software             3,626                     5,621
                                   --------     --------     --------    --------
                                   £286,806     £248,277     $444,550    $360,002
                                   ========     ========     ========    ========

Note 6 -  Other Liabilities and Accrued Expenses

Corporate taxes                    £111,304      £59,767     $172,521     $86,662
Professional fees                    12,080       10,341      $18,724      14,995
Payroll taxes                         6,432        5,503       $9,970       7,979
Others                              128,931       14,965     $199,843      21,699
                                   --------     --------     --------    --------
                                   £258,747      £90,576     $401,058    $131,335
                                   ========     ========     ========    ========

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

                           Xfone, Inc. and Subsidiary

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

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

Item 2 - Management's Discussion and Analysis and Plan of Operations

Nine Months Ended September 30, 2002 and 2001

Consolidated Statement of Operations

Revenues. Revenues for the nine months ended September 30, 2002, increased 58%
to British Pounds 2,817,727 ($4,367,478) from British Pounds 1,783,035
($2,549,740) for the same period in 2001. This increase in revenues is attributed mainly to growth in our voice telephony services revenues.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues increased
52% to British Pounds 1,772,170 ($2,746,863) for the nine months ended September
30, 2002, from British Pounds 1,166,178 ($1,667,635) for the nine months ended
September 30, 2001, representing 63% and 65% of the total revenues for the nine months ended September 30, 2002 and September 30, 2001, respectively. The decrease in cost of revenues is attributable to lower rates that we negotiated and concluded with our largest supplier.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the nine months ended September 30, 2002, and 2001, respectively, gross profit was
British Pounds 1,045,558 ($1,620,614) and British Pounds 616,857 ($882,106),
representing a 69% increase. The gross profit as percentage of revenues increased to 37% for the nine months ended September 30, 2002, from 35% for the nine months ended September 30, 2001. The increase of the gross profit as a percentage of revenues is attributed to the lower rates that we paid in the nine months ended September 30, 2002.

Research and Development. Research and development expenses were British Pounds
22,500 ($34,875) and British Pounds 22,729 ($32,502) for the nine month ended
September 30, 2002, and 2001, respectively, representing 0.8% and 1.3% of revenues for the nine months ended September 30, 2002, and 2001, respectively.
The expenses consist of labor costs of the research and development manager and other related costs. Main developments relate to the development of our website and its interconnections, the upgrade of software for our telephone platforms, billing systems, messaging services and the resellers support package.

Marketing and Selling Expenses. Marketing and selling expenses increased to
British Pounds 139,590 ($216,365) from British Pounds 112,093 ($160,293) for the nine months ended September 30, 2002, and 2001, respectively. Marketing and selling expenses as a percentage of revenues were 4.9% and 6.3% for the nine months ended September 30, 2002, and 2001, respectively.

General and Administrative Expenses. General and administrative expenses increased to British Pounds 574,558 ($890,564) for the nine months ended
September 30, 2002, from British Pounds 293,482 ($419,679) for the nine months ended September 30, 2001. As a percentage of revenues, general and administrative expenses increased to 20.4% for the nine months ended September
30, 2002 from 16.5% for the nine months ended September 30, 2001. This increase is mainly attributable to expenses related to our periodic and other filing requirements with the Securities and Exchange Commission.

Financing Expenses. Financing expenses, net, increased to British Pounds 31,147
($48,277) for the nine months ended September 30, 2002, from British Pounds
18,540 ($26,512) for the nine months ended September 30, 2001.

Income Before Taxes. Income before taxes for the nine months ended September 30,
2002, increased by 68% to British Pounds 286,469 ($444,028) from British Pounds
170,400 ($243,672) for the nine months ended September 30, 2001. The increase of the income before taxes is attributable primarily to the increase of 58% in our revenues and the lesser increase of 52% in our cost of revenues. Income before taxes as percentage of revenues was 10% for the nine months ended September 30,
2002 and 10% for the nine months ended September 30, 2001.

Taxes on Income. United Kingdom companies are usually subject to income tax at the corporate rate of 20% to 30%. Taxes on income for the nine months September
30, 2002 amounted to British Pounds 77,420 ($120,001), which represents 27% of the income before taxes as compared with British Pounds 24,413 ($34,911) for the nine months ended September 30, 2001, which represents 15% of the income before taxes. The 217% increase in taxes on income is mainly attributable to the higher income before tax.

Net Income. Net income for the nine months ended September 30, 2002, amounted to
British Pounds 209,049 ($324,027) and represents 7.4% of the revenues, as compared with British Pounds 145,987 ($208,761) for the nine months ended
September 30, 2001, that represent 8.2% of the revenues. The 43% increase in the net income is mainly attributable to the 69% growth in our gross profit.

Earning per Share. The earning per share for the nine months ended September 30,
2002, was British Pounds 0.04 ($0.06) for the basic 5,057,859 shares and British
Pounds 0.04 ($0.06) for diluted number of shares including the option to buy
500,000 shares.

Balance Sheet

Current Assets. Current Assets amounted to British Pounds 1,922,976 ($2,980,613)
as of September 30, 2002, as compared to British Pounds £1,194,764
($1,732,408) as of December 31, 2001. The increase is mainly attributable to the growth in our revenues and improved terms with our suppliers.

Loan to Shareholder. Loan to shareholder amounted to British Pounds 297,779
($461,557) as of September 2002, as compared to British Pounds 282,347
($409,403) as of December 31, 2001. As of September 30, 2002, British Pounds
81,644 ($126,548) of the loan is classified as a current asset.

Fixed assets. Fixed assets after accumulated depreciation increased to British
Pounds 241,078 ($373,671) as of September 30, 2001, as compared with British
Pounds 158,437 ($229,733) as of December 31, 2002. The increase reflects purchase of telecommunication equipment for the amount of British Pounds 121,170
($187,813).

Current Liabilities. As of September 30, 2002, Current Liabilities increased by
British Pounds 1,661,947 ($2,576,019) to British Pounds 1,652,048 ($2,527,634)
as compared with British Pounds 1,094,330 ($1,586,778) as of December 31, 2001.
The increase is mainly attributable to an increase of British Pounds 395,749
($613,411) in trade payables as a result of the 58% growth in our revenues.

Liquidity and Capital Resources September 30 2002.

Cash at September 30, 2002, amounted to British Pounds 728,715 ($1,129,508), an increase of British Pounds 442,137 ($685,312) since December 31, 2001.

Our commitments for capital expenditures as of December 31, 2001 were British
Pounds 46,149 ($66,916). The purpose of the commitment was the purchase of equipment.

We shall continue to finance our operations and fund the commitments for capital expenditures mainly from the cash provided from operating activities. We believe that our future cash flow from operations together with our current cash will be sufficient to finance our activities through the years 2002 and 2003. We plan to fund our expansion plans by raising money through a public or private placement of securities; however, there are no assurances that we will be successful in raising sufficient funds to finance our expansion plans. Our expansion plans will consist of possible acquisitions and further marketing initiatives.

Impact of Inflation and Currency Fluctuations.

As of September 30, 2002, we deal with only two currencies, British Pounds and
United States Dollars. Even when we do business in other countries, rather than the United Kingdom or the United States, we sell and buy in either United
Kingdom Pounds or United States Dollars. Most of our revenues and Current Assets are in British Pounds. The Long-Term Loan to a Shareholder is all in United
Kingdom Pounds. Our Cost of Revenues is all in British Pounds, and most of our liabilities, operating and financing expenses are in British Pounds. The reminder of the Assets, Liabilities, Revenues and Expenditures are in United
States Dollars. A devaluation of the United Kingdom Pound in relation to the
United States Dollar will have the effect of decreasing the dollar value of all assets or liabilities that are in United Kingdom Pounds. Conversely, any increase in the value of the United Kingdom Pound in relation to the Dollar has the effect of increasing the Dollar value of all United Kingdom Pounds assets and the Dollar amounts of any United Kingdom liabilities and expenses. Inflation would affect our operational results if we shall not be able to match our
Revenues with our Expenses. If the rate of inflation will cause a raise in salaries or other expenses and the market conditions will not allow us to raise prices proportionally it will have a negative effect on the value of our assets and on our profitability.

Item 3. Controls and Procedures

The Company's Chief executive Officer and Chief Financial Officer evaluated the
Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

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
         Campbeltown Business, Ltd. dated September 19, 2000*
10.6     Consulting Agreement between Swiftnet Ltd. and Campbeltown Business,
         Ltd. dated May 5, 2000*
10.7     Agreement with Campbeltown Business Ltd. dated July 30, 2001*
10.8     Contract with WorldCom International Ltd. dated September 20, 1998*
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

b)  Reports on Form 8-K

We filed a Form 8-K on August 20, 2002 in connection with Item 9, Regulation FD
Disclosure, with an attached exhibit, Exhibit 99.1 - the Certification of Guy
Nissenson, our President, Chief Executive Officer, Chief Financial Officer, and
Principal Accounting Officer, in response to the new legislation that requires our Chief Executive Officer and Chief Financial Officer to certify periodic reports that contain financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated: November 14, 2002         XFONE, INC.

                                        By:   /s/ Guy Nissenson
                                              Guy Nissenson, President/Chief
                                              Executive Officer

   CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Guy Nissenson, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Xfone, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of
Xfone, Inc. as of, and for, the periods presented in this quarterly report.

4.   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for Xfone, Inc.
and have:
a) designed such disclosure controls and procedures to ensure that material information relating to Xfone, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of Xfone, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

5.   I have disclosed, based on my most recent evaluation, to Xfone, Inc.'s auditors and the audit committee of Xfone, Inc.'s board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect Xfone, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in Xfone, Inc.'s internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Guy Nissenson
    Guy Nissenson
President/Chief Executive Officer/Chairman of the Board/Chief Financial
Officer/Chief Accounting Officer