Form 10KSB
period 2002-12-31
XFONE INC
filed 2003-03-31
CIK 1126216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                            For the fiscal year ended
                                December 31, 2002

                             Commission file number
                                    333-67232

                                   XFONE, INC.
                 (Name of small business issuer in its charter)

                Nevada                                     11-3618510
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

               960 High Road
          London, United Kingdom                  N12 9RY
   (Address of principal executive offices)     (Zip Code)

                   Issuer's telephone number 011.44.2084469494

          (Former name and former address if changed since last report)

           Securities registered pursuant to Section 12(g) of the Act:
    Title of each class           Name of each exchange on which registered
Common Stock, $.01 Par Value                 OTC Bulletin Board

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

The issuer's revenues for its most recent fiscal year were $5,986,298.

As of March 26, 2003, there were 5,071,539 shares of our common stock issued and outstanding.

We have incorporated by reference, our Form SB-2 Registration Statement and all amendments thereto.

Transitional Small Business Disclosure Format (Check one): Yes [ ];  No [X]

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2001

                                     PART I

                                     PART II

Item 8.     Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure.............................22

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act...............22
Item 10.    Executive Compensation..........................................24
Item 11.    Security Ownership of Certain Beneficial Owners and

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Forward-Looking Statements
The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate,"
"project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties.
Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                                     PART I

Item 1. Description of Business

General
We were incorporated in the State of Nevada on September 1, 2000 to acquire our wholly owned subsidiary Swiftnet, Ltd. and to conduct Swiftnet's telecommunications business. Swiftnet was incorporated under the laws of the
United Kingdom on February 12, 1990. We completed the acquisition of Swiftnet on
October 4, 2000 through a share exchange whereby we acquired all of Swiftnet's issued and outstanding stock in exchange for 2.4 million shares of our newly issued common stock. At the time of the share exchange, the 2.4 million shares represented 55% of our issued shares. As a result of the share exchange,
Swiftnet became our subsidiary, the members of Swiftnet's board of directors were appointed to our board of directors and Swiftnet's officers became our officers. We are authorized to issue 25,000,000 shares of common stock. As of
March 26, 2003, there are 5,071,539 shares of common stock issued and outstanding. We are authorized to issue 50,000,000 shares of preferred stock, no shares of which are issued and outstanding.

We have never been the subject of a bankruptcy, receivership or similar proceeding.

Our principal executive offices are located at Britannia House, 960 High Road,
London, United Kingdom N12 9RY. Our telephone number is 011.44.2084469494.

BUSINESS
We provide long distance voice and data communications services solely through our subsidiary, Swiftnet, Ltd., which has conducted communications service operations in the United Kingdom since 1990. Swiftnet's business consists of selling various telecommunication related services, including telephone, facsimile, e-mail, calling cards, and Internet driven applications. Because our operations are conducted solely through Swiftnet, we have provided the same services since our inception. Our customers are located in 78 countries in
Europe, Australia, North America, South America, Asia, and Africa. Approximately
75% of our revenues are derived from our United Kingdom customers.

Our future business plans include negotiating with more carriers, continuing our media advertising campaign, conducting our added value services, and recruiting new agents, resellers and managers to sell our telecommunications services on a performance incentive basis.

Our Principal Services and their Markets:
We use network switching and transport facilities of Tier I and Tier II long distance providers such as Worldcom International, Ltd. Tier 1. Tier 1 calls are typically transferred via large telephone operators in which the service level is usually very high. Tier 2 calls usually have lower cost prices and are routed through smaller companies or other routings.

On or about June 2, 2001, we began to provide our services 24 hours a day, 7 days a week.

We provide the following telecommunication services:
     o    Indirect telephone service: Using 1XXX access [similar to XX-XX-XXXX in the US] we resell telephone services provided by other carriers or through the use of our own platform. 1XXX access is a code number that people in Great Britain can dial in order to reach certain other carriers. This enables us to take calls originated by customers and route them to different destinations.

     o    PIN access using 0800 free numbers: Using 0800 free numbers and PIN access codes for client identification, our customers can call from almost any phone, including British Telecom pay phones, to access our platform and make calls to any destination.

     o    Mobile access using 0800 free numbers: This service is similar to our
          PIN access service but uses mobile telephone devices. The
          identification of the client is automatic and PIN identifier numbers are not required.

     o    Email to Facsimile service: Our Email2Fax service allows customers with an Internet Email account to send facsimiles at a discounted cost. The email arrives at our Internet server which we send via facsimile through high-speed facsimile modems to the proper destination. We issue a confirmation every 15 minutes indicating: (a)
          all successful or failed facsimile transmissions; and (b) a complete list of transmissions, including date and time of delivery, destination number, pages, duration, subject, and answerback of the transmission. Email2Fax will send a facsimile based on a pre-defined table of retries.  If a facsimile does not go through within the pre-defined time, Email2Fax will cancel the facsimile and a report of the failed transmission will be included in the next status report.

     o    Print to Facsimile service: Similar to our Email2Fax service, anyone with Windows 95 and an Internet browser will be able to utilize our
          Print2Fax service to send a facsimile through their printer driver, usually at a discounted cost. Using any Windows application that supports printing, the user selects the printer driver to receive a dialog box that allows entry of: (a) the recipient name and fax number
          (including multiple recipients, sent directly "To" or copied "CC"; (b)
          the sender's name; and (c) the subject.

     o    Facsimile to Email or Cyber Number: This service allows the user to receive facsimile messages directly to an email address through the use of a personal identification number.

     o    Facsimile Broadcast: This service enables our business customers to quickly send thousands of facsimiles to various destinations.

     o    Nodal Services: This service enables our business customers to use a small platform located in their respective country, to establish their own messaging services within that country, including sending and receiving customer facsimiles utilizing store and forward delivery.

     o    Auracall: This is a service that was introduced in approximately March
          2002. The Auracall services can be accessed by any business or residential user through our website at www.auracall.com. When customers need to make an international or national call they can dial the appropriate designed number for that country and save on calling rates over the current British Telecommunications published rates by gaining access to our switch and providing savings on a per minute basis.

     o    International Toll Free Calling Card Service: We began offering international toll free calling card service during approximately
          June 2002 from the United States, Canada, France, Germany, Greece,
          Israel, Chile, Columbia, Japan, Thailand, Hong Kong, Indonesia,
          Australia, New Zealand, Belgium, Netherlands, Austria, Italy,
          Switzerland, Spain, Poland, Hungary, Ireland, Norway, Philippines,
          South Korea and Sweden. We also offer Story Telecom Ltd.'s branded calling cards.

     o    Internet Based Customer Service and Billing Interface
          In June 2002, we completed the creation of our Internet based customer service and billing interface at www.xfone.com, which includes on-line registration, full account control, and payment and billing functions and information retrieval. To complete our Internet based customer service and billing interface, we enhanced our Internet operations by, among other things, fine-tuning our website which consisted of integrating and adding more services, perfecting our billing system, and launching our Internet operations in beta format. During 2003, we plan to continue enhancing this service at an estimated cost of
          $100,000.

Discontinued Service:
From approximately 1990 until January 2002, we offered an Email2telex service which allowed a user with an Internet email account to send telexes to anywhere in the world at a discounted cost. In January of 2002, we discontinued offering this service due to low demand.

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

Revenues:
The percentage of our revenues are derived from the following:
     o    Approximately 70% from our telephone services;
     o    Approximately 15% from our messaging services, including facsimile, nodal and e-mail related services; and
     o    Approximately 15% from our calling cards, including 0800 and pin access.

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
     o    Government Agencies - Includes the United Nations World Economic
          Forum, the Argentine Embassy, and the Israeli Embassy.
     o    Resellers, such as WorldNet, VSAT, and Voicenet - We provide them with our telephone and messaging services for a wholesale price. For
          WorldNet, we also supply the billing system.

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

Divisions:
We operate the following divisions:
     o    Partner Division - Our Partner Division operates as a separate profit center by attempting to recruit new resellers and agents to market our products and services and to provide support and guidance to resellers and agents. We currently have 20 active resellers and 21 active agents.
     o    Operations Division - Our Operations Division provides the following operational functions to our business: (a) 24 hour/7 day a week technical support; (b) inter-company network; (c) hardware and software installations; and (d) operating switch and other platforms.
     o    Administration Division - Our Administration Division provides the billing, collection, credit control, and customer support aspects of our business.
     o    Research and Development - The function of our Research and
          Development Division is to develop and improve our billing system, switch and telephony platforms, websites and special projects.
     o    Retail - Our Retail Division is responsible our marketing and selling campaigns that target potential and existing  retail customers.

Geographic Markets:
Our primary geographic market is the United Kingdom. We also have customers in
Angola, Australia, Austria, Bangladesh, Belgium, Benin, Brazil, Bulgaria,
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
Malaysia, Maldives Isles, Mauritius, Nepal, Netherlands, New Zealand, Niger,
Nigeria, Norway, Oman, Pakistan, Panama, Philippines, Poland, Portugal, Qatar,
Russia, Saudi Arabia, Sierra Leone, Singapore, Slovak Republic, South Africa,
Spain, Sri Lanka, Sweden, Switzerland, Taiwan, Tanzania, Thailand, Togo, Turkey,
U.A.E, Uganda, USA and Vietnam.

Our Distribution and Marketing Methods:

We use the following distribution methods to market our services:
     o    We actively recruit independent contractor agents and resellers who purchase telephone traffic directly from us at an approximately 25%
          discount, and who then resell this telephone traffic to their customers at a mark-up according to their own price lists;
     o    We use direct marketing, primarily using facsimile broadcasts;
     o    We utilize agents that sell our services directly to customers at our established prices; these agents receive a commission of approximately
          10% of the total sale amount less any bad debts;
     o    We attend telecommunications trade shows in the United Kingdom to promote our services;
     o    We advertise on a monthly basis in "Comms Dealer", a
          telecommunications agents/resellers trade magazine; and
     o    During November 2002, we started utilizing the Internet as an additional distribution channel for our services. We utilize Xfone.com as our brand name for our new e-commerce telecommunications operations. We plan to build a brand name with the launch of
          "xfone.com" by advertising our Internet services, partnering with other websites, and offering attractive rates and quality of lines.

We do not have in-house sales personnel.

Material Agreements:

Reseller Agreements

We have agreements with approximately 15 resellers, including Voicenet, VSAT,
Worldnet and InTouchUK.com.

Our reseller agreement with Voicenet may be terminated with 60 days notice, and our reseller agreement with Worldnet may be terminated with 7 days notice. The
Voicenet agreement requires that Voicenet make minimum monthly payments to us of
10,000 pounds UK (approximately $14,730 US). Our reseller agreement with VSAT provides that we receive payment directly from a customer secured by VSAT and we then remit to VSAT their portion of the sale. Our reseller agreement with
InTouchUK.com provides that company with an exclusive right to sell our fax broadcast services in the United Kingdom, including Northern Ireland, provided that InTouchUK.com makes certain minimum monthly revenue payments to us of
35,000 pounds UK (approximately $51,555) to us, in order to maintain their exclusivity rights under their reseller agreement.

Story Telecom Ltd. Agreement
Our subsidiary, Swiftnet, owns a 40% interest in Story Telecom Ltd. This 40%
interest was conveyed to Swiftnet in accordance with the terms of a September
30, 2002 agreement. The parties to the agreement, us, Swiftnet, Ltd., and Mr.
Nir Davidson who is the Managing Director of Story Telecom, Ltd, agreed to establish a joint business to develop, sell, market, and distribute telecommunications products bearing the name of Story Telecom Ltd.

Under the agreement, Swiftnet will supply Story Telecom Ltd. with:
     (a) Cost plus 6% prices (to cover certain costs) with the base cost plus percentage for the first three months of operations at 4%;
     (b) Its technological backbone;
     (c) Technical help service (24 Hours/7 Days a week); and
     (d) Use of relevant software and hardware including switch, billing, and
         IVR.

Under the agreement, Nir Davidson will supply Story Telecom Ltd. with the following:
     (a) Marketing and sales;
     (b) Distribution channels; and
     (c) Management in which Nir Davidson will function as the Managing Director of Story Telecom Ltd.

In addition, the agreement provides that Nir Davidson will have the option to purchase our shares of common stock within a 12 month period after the September
30, 2002 agreement, according to the formula specified in paragraph 28 of the agreement.

Supplier Agreements
Our agreement with WorldCom International, Ltd. may be terminated by either party with thirty days notice. In addition, the contract may be terminated immediately if either other party has committed a material breach of the agreement that is incapable of remedy. Any breach capable of remedy must be corrected within 15 days. To our knowledge, we are in compliance with all material terms of the agreement. We do not have an exclusive agreement with
WorldCom International, Ltd.; Worldcom International, Ltd. provides these same services to our competitors.

We also have agreements with British Telecom and Teleglobe as suppliers of telephone routing and switching services.

Our Future Business Plans
Our other future plans include the following:

Media Advertising
We initiated a media advertising campaign in the last quarter of 2002 that consists of advertising our services in newspapers. Contingent upon satisfactory advertising results, market conditions and sufficient cash flow, we will continue our media campaign for approximately 12 months at an estimated cost of
$200,000. Our anticipated source for the cost of our media advertising campaign is from positive cash-flow from our operations.

Promoting our Added Value Services Such as Cyber Number and Email2 Facsimile
We are considering whether to promote our added value services such as cyber number and email facsimile services by Internet advertising and advertisements in professional and business magazines and with direct marketing via mail and facsimile. Our anticipated source for the cost of this possible promotion is positive cash flow from operations.

Evaluating Our Pricing Structure to Determine Whether we can Offer More
Competitive Prices
We will evaluate our pricing structure by comparing our pricing structure with our competitors and attempt to increase our efficiencies in customer purchases, customer service, operations, and marketing in order to keep our costs at a minimum. Our evaluation is a continuous internal process which does not require us to spend additional funds.

Recruiting New Agents, Resellers, and Managers based on Performance Based
Incentives
We have continued our recruitment process which we began in January 2001; to date, we have recruited approximately 17 new agents, 11 new resellers, and 3 managers. During the period from April 2003 until December 2003, we plan to recruit approximately 15 new agents, 10 resellers and 3 managers based on performance-based incentives. These personnel will receive performance based incentives consisting of a percentage of profits and/or revenues. We will recruit these personnel through professional meetings, meetings and professional conferences, and personal connections. The estimated cost of our recruiting process is $10,000. Our anticipated source for the recruitment is our positive cash flow from operations.

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
Since our inception, we have attempted to develop incoming and outgoing interconnection with various telephone carriers that will involve negotiations with various telephone carriers, acquisition and installment of telephone lines, and enhancement of our switch capacity. In addition we will incorporate our switch and messaging platform that interfaces to our prepay and billing systems that will involve software development and integration. The purpose of developing this aspect of our business is to enhance capacity and enable on line integrated billing to our customers and resellers. The estimated cost of further enhancing this aspect of our business is $50,000. Our anticipated source for completing this aspect of our business is positive cash flow from operations.

Competitive Business Conditions
The communications and information services industry is highly competitive and varied. Many of our existing and potential competitors have financial, personnel, marketing, customer bases and other financial resources significantly greater than ours. Our competitors include:
     o    Large regional carriers in the United Kingdom such as British Telecom;
     o    Smaller regional carriers such as Quip.com;
     o    Wireless telecommunications providers such as Vodafone; and
     o    International carriers.

Currently, there are approximately 160 licensed telecom carriers in the United
Kingdom market. Most of these competitors have greater financial, personnel, and marketing resources greater than we do. In addition, most of these competitors have the flexibility to introduce new service and pricing options that may be more attractive to our existing as well as our future potential customers. As a result, these competitors have greater growth and profit potential than we do.

We will attempt to overcome the competitive advantages of our competitors by:
     o    Enhancing our personal contact with our customers and local agents;
     o    Providing our customers with the option to control and see their account over the Internet;
     o    Negotiating volume discounts with our underlying carriers; and
     o    Increasing our ability to direct customer call traffic over the transmission networks of more than one carrier.

Principal Suppliers:
WorldCom International, Ltd. is our principal supplier of telephone routing and switching services, representing approximately 65% of such services to us. Our other suppliers are British Telecom and Teleglobe, both of which supply telephone routing and switching services. These companies furnish us with less than 35% of these type of services to us.

Dependence on Major Customers:
During 2002, we had no customer accounts that accounted for more than 10% of our revenues. Collectively, the United Kingdom accounts for approximately 75% of our revenues. We do not anticipate than any customer or country, besides the United
Kingdom, will account for more than 10% of our revenues during 2003.

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

Since only messaging services but no calls by our customers originate in the
United States, we do not believe that we are subject to any telecommunications laws or regulations in the United States. In the future, if our services expand, it is possible that we will become subject to the telecommunications laws and regulations of the United States. If this occurs, compliance with such laws will involve higher costs than we now have in Europe.

Cost of Compliance with Environmental Laws
We currently have no costs associated with compliance with environmental regulations. We do not anticipate any future costs associated with environmental compliance; however, there can be no assurance that we will not incur such costs in the future.

Research and Development:
Other than developing and expanding our telecommunications applications and our website, we do not intend to undertake any significant research and development activities. We have incurred less than 50,000 Pounds Sterling or approximately
$71,000 US in aggregate research and development expenses since January 1, 1998.
During fiscal year 2002, we spent $51,200 on research and development.

Employees
We have 9 full-time employees consisting of:
     o    1 Chief Executive Officer;
     o    1 President;
     o    1 research and development manager; and
     o    6 employees in our administration department;

We also have 3 part-time employees that operate in shifts, helping our administrative employees.

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

Item 2. Description of Property

Our corporate headquarters are located at 960 High Road, London N12 9RY - United
Kingdom. This 1600 square foot facility has four offices, one computer room, one operation room that controls the computer room, entrance hall, main hall, accounting, secretarial and administration and a kitchen. Our office is located on the fifth floor of a six floor building with a concierge, two elevators and parking facilities. Our premises were leased on a 5 year term, which was due to expire on December 12, 2001. The yearly lease payments are approximately
$23,421.00 (15,900 Pound Sterling). On December 20, 2002, we renewed our lease for a period of 10 years, with a five year cancellation option. Our current lease expires on December 20, 2012. The yearly lease payments have been increased to $34,320 (24,000 Pound Sterling).

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

Item 3. Legal Proceedings

In July 2001 we filed a lawsuit in the court of Petach - Tikva, Israel against
Ryfcom, Ltd. and its Chief Executive Officer, Mr. Paltiel Porat. In this lawsuit, we allege an unpaid debt due to us in the amount of $107,528 from
Ryfcom for services rendered by us. The debt arose from an agreement between us and Ryfcom, a provider of calling card services operating in Israel, in which traffic originating from Ryfcom calling cards was delivered through our system in London. Mr. Porat signed a personal guarantee agreement to secure the all of
Ryfcom's obligations under our agreement with Ryfcom. Before the judgment, Mr.
Paltiel repaid the amount of approximately $15,000. On January 6, 2003, the court of Petach Tikva, rendered a judgment in favor of Swiftnet. According to the judgment Mr. Paltiel has to repay the remainder of the money, approximately
$92,000, plus the court fee that was paid by Swiftnet of approximately $1,500, plus expenses in the amount of $9,300. All amounts are linked until fully paid by the Israeli Consumer Price Index.

We are involved in a potential dispute with a former director of Swiftnet Ltd,
Yehuda Shenhav, regarding Mr. Shenhav's claim that Swiftnet unjustly removed him from Swiftnet's board of directors. From April 2000 to May 2000, Swiftnet desired to enhance its finance and management team by removing Mr. Shenhav from its board of directors and replacing him with our President/Principal Executive
Officer/Principal Financial Officer/Principal Accounting Officer, Mr. Guy
Nissenson. Mr. Shenhav has never participated in any board meetings and was never actively involved in the management of Swiftnet. The proposed enhancement of our finance and management team was in preparation for Swiftnet's plan to become a Securities and Exchange Commission reporting company and later an OTC
Bulletin Board traded company. Despite our invitations and correspondence to Mr.
Shenhav to exercise his rights through proxy regarding his proposed removal from
Swiftnet's Board of Directors, he never properly exercised his rights. On June
16, 2000, over 75% of Swiftnet's shareholders passed resolutions removing Mr.
Shenhav from Swiftnet's Board of Directors and replaced him with Mr. Guy
Nissenson. We have never received any communications from Mr. Shenhav threatening litigation in this matter; however, Mr. Shenhav claims that the process by which he was removed from Swiftnet's Board of Directors was not lawful. No actual litigation has been initiated in this matter and we have not received any other communications from Mr. Shenhav regarding any such claims since approximately July 2000.

Although we believe that Mr. Shenhav's claims have no merit and we will vigorously defend any such claims should they be litigated, there are no assurances that we will prevail in such litigation. Any judgment that may be brought against us in connection with such a matter may have an adverse effect upon our financial condition. In addition, should additional shares be issued to the former director/shareholder, the value of your investment will be diluted.
No litigation has been filed regarding this matter as of the date of this prospectus.

In August 2002, we filed a summary procedure lawsuit in the court of Tel - Aviv,
Israel against MG Telecom Ltd. and its Chief Executive Officer, Mr. Avner Shur.
In this lawsuit, we allege an unpaid debt due to us in the amount of $50,000 from MG Telecom for services rendered by us. The debt arose from an agreement between us and MG Telecom, a provider of calling card services, in which traffic originating from MG Telecom calling cards was delivered through our system in
London. Mr. Shur signed a personal guarantee agreement to secure the MG Telecom obligations under our agreement with MG Telecom. Mr. Shur has filed a request for leave to defend. The court has not rendered a judgment in the matter and we are unable to determine the future dispositions of this matter.

Other than the above, we are not a party to any pending legal proceeding, nor is our property the subject of such a legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

We held a shareholders meeting on December 19, 2002 at our principal executive offices. The purpose of the meeting was the election of directors and to propose the payment of a dividend to our shareholders. A quorum represented by 86% of our total common shares was present or represented by proxy.

Dividend:
On December 19, 2002, we declared our first cash dividend in the amount of $0.02 per common share. The cash dividend was payable on January 15, 2003 to our common stockholders of record at the close of business on December 31, 2002.
Apart from this dividend, we have not declared any cash dividends on our common stock since our inception. At the present time, we cannot determine whether we will issue any further dividends in the future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

Election of Directors:
Our Bylaws provide that each Director is elected by the Shareholders at each annual meeting and shall hold the office until the next annual meeting of shareholders and until that director's successor shall have been elected and qualified.  The affirmative vote of the holders of a plurality of the shares of our common stock present in person or represented by proxy and entitled to vote at the Annual Meeting is required for the election of the Directors. On December
19, 2002, the following directors were elected:

        Name                    Age        Position
        Abraham Keinan          53         Chairman of the Board
        Guy Nissenson           28         President, CEO and Director
        Eyal Harish             50         Director
        Shemer Schwarz          28         Director

No other matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2002.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information
Below is the market information pertaining to the range of the high and low bid information of our common stock for each quarter since our common stock has been quoted on the OTC Bulletin Board. Our common stock is quoted on the OTC Bulletin
Board under the symbol XFNE. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      2002                    Low               High
Fourth Quarter                $ .66            $1.45
Third Quarter                 $ .70            $1.33
Second Quarter                $ .70            $3.65
First Quarter                 $ .75            $ .75

      2001                    Low               High
Fourth Quarter                $ .00            $ .00
Third Quarter                 $ .00            $ .00
Second Quarter                $ .00            $ .00
First Quarter                 $ .00            $ .00

No regular trading market exists for our common stock and there is no assurance that a regular trading market will develop, or if developed will be sustained. A shareholder in all likelihood, therefore, will not be able to resell their securities should he or she desire to do so when eligible for public resales.
Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Holders.
At December 31, 2002, there were 125 holders of record of our common stock. We have one class of common stock outstanding.

Dividends.
On December 19, 2002, we declared our first cash dividend in the amount of $0.02 per common share. The cash dividend was payable on January 15, 2003 to our common stockholders of record at the close of business on December 31, 2002.
Apart from this dividend, we have not declared any cash dividends on our common stock since our inception and we do not anticipate at the present time paying further dividends in the foreseeable future. Currently, we plan to retain future earnings, if any, for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

Issuance of Securities

On August 1, 2002, we sold 2,631 shares of our common stock to Mr. Vic Chhabria at $0.95 per share or an aggregate of $2,500.

On September 1, 2002, we sold 2,551 shares of our common stock to Mr. Vic
Chhabria at $0.98 per share or an aggregate of $2,500.

On October 1, 2002, we sold 3,333 shares of our common stock to Mr. Vic Chhabria at $0.75 per share or an aggregate of $2,500.

On November 1, 2002, we sold 4330 shares of our common stock to Mr. Vic Chhabria at $0.58 per share or an aggregate of $2,500.

On December 1, 2001, we sold 3030 shares of our common stock to Mr. Vic Chhabria at $0.83 per share or an aggregate of $2,500.

We sold these shares of our common stock to Mr. Vic Chhabria based on a July
23, 2002 agreement we entered into with him that includes the following terms:
     o    As a valuable reseller of our services, we will sell Mr. Chhabria
          $2,500 worth of our common stock on the first of every month beginning
          August 2002;
     o    The shares that will be issued to Mr. Chhabria will be allotted from treasury and will be restricted;
     o    The share price will be determined on the first trading day of every month, less a 25% discount;
     o    The $2,500 will be made on the first of the month; and
     o    The agreement is for 12 months and can be altered or continued by written consent from both sides.

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
     o    Sales were made only to an accredited investor or investor who represented that he was a sophisticated enough to evaluate the risks of the investment;
     o    No offers or sales were made to persons in the United States; and
     o    No direct selling efforts were made in the United States.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
of Operation.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The terms "Company", "we", "our" or "us" are used in this discussion to refer to Xfone, Inc. and its wholly owned subsidiary,
Swiftnet.

Years ended December 31, 2002 and 2001

The US Dollars amounts for both 2002 and 2001 are presented herein at the current rate of £1 to $1.6 for convenience purposes.

Consolidated Statement of Operations

Revenues. Revenues for the year ended December 31, 2002 increased by 41%
to £3,741,436 ($5,968,298), from £2,658,905 ($4,254,248) for the same period in 2001. The increase in revenues is attributed mainly to growth in revenues generated from our voice telephony services.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues increased by 35% to £2,194,792 ($3,511,667) for the year ended December 31, 2002, from £1,629,604 ($2,607,366) for the year ended December 31, 2001, representing 58.7% and 61.3% of the total revenues for the year ended December
31, 2002 and December 31, 2001, respectively. The decrease in cost of revenues is attributable to lower rates that we negotiated and concluded with our suppliers.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the year ended December 31, 2002 and 2001, respectively, gross profit was
£1,546,644 ($2,474,631) and £1,029,301 ($1,646,882) which represents a 50% increase. The gross profit as a percentage of revenues increased to 41.3%
for the year ended December 31 2002, from 38.7% for the year ended December 31,
2001. The increase of the gross profit as a percentage of revenues is attributed to the lower rates that the company paid in the year ended December 31, 2002.

Research and Development. Research and development expenses were £32,000
($51,200) and £30,791 ($49,265) for the year ended December 31, 2002 and
2001, respectively, which represents 1% and 1.2% of revenues for the years ended
December 31, 2002 and 2001, for the same periods, respectively. These expenses consist of labor costs of our research and development manager and other related costs. Main developments relate to the development of the Xfone web site and its interconnections, and the upgrade of software for our telephone platforms, billing systems, messaging services and the resellers support package.

Marketing and Selling Expenses. Marketing and selling expenses increased to
£320,418 ($512,668) from £219,238 ($350,781) for the year ended
December 31, 2002 and 2001, respectively. Marketing and selling expenses as a percentage of revenues were 8.6% and 8.2% for the year ended December 31, 2002 and 2001, respectively.

General and Administrative Expenses. General and administrative expenses increased to £878,624 ($1,405,799) for the year ended December 31, 2002 from £543,936 ($870,298) for the year ended December 31,2001. As a percentage of revenues, general and administrative expenses increased to 23.5%
for the year ended December 31, 2002, from 20.5% for the year ended December 31,
2001. This increase is mainly attributable to expenses related to the growth in our operations and our status as a public company.

Financing Expenses. Financing expenses, net, decreased to £12,837
($20,539) for the year ended December 31, 2002 from £30,982 ($49,571) for the year ended December 31, 2001.

Income Before Taxes. Income before taxes for the year ended December 31, 2002 increased by 53% to £313,794 ($502,071) from £205,363 ($328,581) for the year ended December 31, 2001. The increase of the income before taxes is attributable primarily to the increase of 41% in our revenues and the lesser increase of 35% in our cost of revenues. Income before taxes as a percentage of revenues was 8.4 for the year ended December 31, 2002 and 7.7% for the year ended December 31, 2001.

Taxes on Income. United Kingdom companies are usually subject to income tax at the corporate rate of 20%-30%. Taxes on income for the year ended December 31,
2002, amounted to £72,813 (116,501) which represents 23% of the income before taxes, as compared with £59,757 ($95,611) for the year ended
December 31, 2001 representing 29% of the income before taxes. The decrease in the percentage of taxes on such income before taxes is attributable primarily to the carry forward loss of the parent company.

Net Income. Net income for the year ended December 31, 2002 amounted to
£240,981 ($385,570)representing 6.4% of our revenues, as compared with
£145,606 ($232,970), representing 5.4% of the revenues for the year ended
December 31, 2001. The increase in the net income is mainly attributable to the
53% growth in our Income before taxes and our lesser increase of 22% in the taxes on income.

Earning per share

The earning per share of common stock for the year ended December 31, 2002 was
£0.05 ($0.08) for the basic 5,030,444 weighted average shares of common stock and £0.04 (0.07) for diluted number of shares of common stock including the option to buy 500,000 shares of common stock.

Balance Sheet

Current Assets. Current Assets amounted to £1,658,835 ($2,654,136) as of
December 31, 2002 as compared to £1,194,762 ($1,911,619) as of December
31, 2001. This increase of £464,073 ($742,517) is mainly attributable to a
32% increase in account receivable and a 64% increase in cash both of which are a result of our growth in business activities and profitability.

Loan to shareholder. Loan to shareholder amounted to £303,130 ($485,008)
as of December 31, 2002, as compared to £282,347 ($451,755) as of December
31,2001. As of December 31, 2002, £45,558 ($72,893) of the loan is classified as a current asset. This loan to shareholder was made to our Chairman of the Board, Abraham Keinan, and was made prior to the passage of the Sarbanes
Oxley Act. There has been no material modification of the loan since the passage of the Sarbanes Oxley Act.

Fixed assets. Fixed assets after accumulated depreciation increased to
£252,894 ($404,630) as of December 31, 2002 as compared with
£158,437 ($253,499) as of December 31,2001. Purchase of equipment during the year ended December 31, 2001 amounted to £152,757 ($244,411);
depreciation for the same period amounted to £58,300 $93,280.

Current Liabilities. As of December 31, 2002, current liabilities increased by
£347,697 ($556,315) to £1,462,027 ($2,339,243) as compared with
£1,114,330 ($1,782,928) as of December 31, 2001. This increase is mainly attributable to an increase of £214,607 ($343,371) in trade payables that increased as a result of the 35% growth in cost of revenues.

Liquidity and Capital resources September 30, 2002.

Net cash provided by operating activities for the year ended December 31, 2002 was £345,379 ($552,606). The cash provided by operating activities was primarily attributable to our net Income of £240,981 ($385,570)
complemented by depreciation for the amount of £58,300 ($93,280).
Investment activities used £153,272 ($245,235) primarily for purchase of equipment. Net financing activities used £613 ($981). Cash at December 31,
2002 amounted to £471,963 ($755,141), an increase of £192,720
($308,352) since December 31,2001. Our current assets for December 31, 2002 are higher than our current liabilities by £196,808 ($314,893). Our commitments for capital expenditures as of December 31, 2002 were £41,193
($65,909), the purpose of these commitments was buying new equipment.

We shall continue to finance our operations and fund the commitments for capital expenditures mainly from the cash provided from operating activities. We also have an unused $200,000 credit facility that a United Kingdom bank made available to our subsidiary, Swiftnet. We believe that our future cash flow from operations together with our current cash and the unused bank facility will be sufficient to finance our activities through the years 2003 and 2004. For business expansion purposes requiring additional capital, we intend to raise funds through a public or private placement sale of our securities and/or by obtaining financing from a financial institution; however, there are no assurances that we will be successful in obtaining funding through any means.

Impact of Inflation and Currency Fluctuations.

As of December 31, 2002, we deal with only two currencies United Kingdom Pounds and United States dollars. Even when we do business in other countries rather than the United Kingdom or the United States we sell and buy in either United
Kingdom pounds or United States dollars. Most of our revenues and current assets are in United Kingdom pounds, the long-term loan to a shareholder is all in
United Kingdom Pounds.

Our cost of revenues is all in United Kingdom pounds. Most of our liabilities, operating and financing expenses are in United Kingdom pounds. The reminder of the assets, liabilities, revenues and expenditures are in United States dollars.
A devaluation of the United Kingdom pound in relation to the United States dollar will have the effect of decreasing the dollar value of all assets or liabilities that are in United Kingdom pounds.
Conversely, any increase in the value of the United Kingdom pound in relation to the United States dollar has the effect of increasing the dollar value of all
United Kingdom pounds assets and the dollar amounts of any United Kingdom liabilities and expenses.

If we are unable to match our revenues with our expenses, inflation would affect our operational results. If the rate of inflation will cause a raise in salaries or other expenses and the market conditions will not allow us to raise prices proportionally it will have a negative effect on the value of our assets and our profitability.

Item 7. Financial Statements

See the index to consolidated financial statements and consolidated financial statement schedules included herein as Item 13.

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2002

                                    CONTENTS
                                    --------

                                                              PAGE
                                                              ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                        1

     Balance Sheet                                             2-3

     Statements of Operations                                   4

     Statement of Changes in Shareholders' Equity               5

     Statements of Cash Flows                                  6-7

     Notes to Consolidated Financial Statements                8-21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
Xfone, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Xfone, Inc. and
Subsidiary as of December 31, 2002, the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used in significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Xfone, Inc. and Subsidiary as of December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/Chaifetz & Schreiber, P.C.

Chaifetz & Schreiber, P.C.
21 Harbor Park Drive N.
Port Washington, NY 11050
March  25, 2003

                                       F-1

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET

                                          December 31,           December 31,
                                              2002                   2002
                                        ------------            ------------
                                                           Convenience translation
                                                                 into U.S. $
Current assets
Cash                                     £  471,963              $  755,141
Accounts receivable, net                    960,729               1,537,166
Prepaid expenses and other receivables      180,585                 288,936
Loan to shareholder                          45,558                  72,893
                                        ------------            ------------
Total Current Assets                      1,658,835               2,654,136
                                        ------------            ------------
Loan to shareholder                         257,572                 412,115
                                        ------------            ------------
Investments                                     515                     824
                                        ------------            ------------
Fixed assets
Cost                                        559,471                 895,154
Less - accumulated depreciation            (306,577)               (490,523)
                                        ------------            ------------
Total fixed assets                          252,894                 404,631
                                        ------------            ------------
Total assets                             £2,169,816              $3,471,706
                                        ============            ============

                  The accompanying notes are an integral part
                  of these consolidated financial statements.

                                       F-2

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET

                                          December 31,           December 31,
                                              2002                   2002
                                        ------------       -----------------------
                                                           Convenience translation
                                                                 into U.S. $
                                        ------------       -----------------------

Current liabilities
Dividend payable                         £   63,261              $  101,218
Notes payable - current portion               4,000                   6,400
Trade payables                            1,176,183               1,881,893
Other liabilities and accrued expenses      197,053                 315,285
Obligations under capital leases -
  current portion                            21,530                  34,448
                                        ------------       -----------------------
Total current liabilities                 1,462,027               2,339,244
Deferred taxes                               25,000                  40,000
Notes payable                                 7,167                  11,467
Obligation under capital lease               34,026                  54,442
                                        ------------       -----------------------
Total liabilities                         1,528,220               2,445,153
                                        ------------       -----------------------
Shareholders' equity
Preferred stock - 50,000,000 shares
  authorized, none issued
Common stock:
25,000,000 shares authorized,
  £.0006896 par value;
  5,060,889 issued and outstanding            3,490                   5,584
Contributions in excess of shares           180,219                 288,350
Receipt on account of shares                    -                       -
Retained earnings                           457,887                 732,619
                                        ------------       -----------------------
Total shareholders' equity                  641,596               1,026,553
                                        ------------       -----------------------
Total liabilities
  and shareholders' equity               £2,169,816              $3,471,706
                                        ============       =======================

                  The accompanying notes are an integral part
                  of these consolidated financial statements.

                                       F-3

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Years Ended                   Years Ended
                                  December 31,                  December 31,
                               2002         2001             2002          2001
                           ----------   ----------       ----------   ------------
                                                           Convenience translation
                                                                into U.S. $
                           ----------   ----------       -------------------------

Revenues                   £3,741,436   £2,658,905       $5,986,298   $4,254,248
Cost of revenues           (2,194,792)  (1,629,604)      (3,511,667)  (2,607,366)
                           ----------   ----------       ----------   ------------
Gross profit                1,546,644    1,029,301        2,474,631    1,646,882
                           ----------   ----------       ----------   ------------
Operating expenses:
Research and development      (32,000)     (30,791)         (51,200)     (49,265)
Marketing and selling        (320,418)    (219,238)        (512,668)    (350,781)
General and administrative   (878,624)    (543,936)      (1,405,799)    (870,298)
                           ----------   ----------       ----------   ------------
Total operating expenses   (1,231,042)    (793,965)      (1,969,667)  (1,270,344)

Operating profit              315,602      235,336          504,964      376,538
Financing expenses - net      (12,837)     (30,982)         (20,539)     (49,571)
Other income                   11,029        1,009           17,646        1,614
                           ----------   ----------       ----------   ------------
Income before taxes           313,794      205,363          502,071      328,581
Taxes on income               (72,813)     (59,757)        (116,501)     (95,611)
                           ----------   ----------       ----------   ------------
Net income                 £  240,981   £  145,606       $  385,570   $  232,970
                           ==========   ==========       ==========   ============
Earnings Per Share:
Basic                      £     0.05   £     0.03       $     0.08   $     0.05
                           ==========   ==========       ==========   ============
Diluted                    £     0.04   £     0.03       $     0.07   $     0.04
                           ==========   ==========       ==========   ============

                  The accompanying notes are an integral part
                  of these consolidated financial statements.

                                       F-4

-------------------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
-------------------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                              Number of            Contributions                 Total
                              Ordinary     Share    in excess of   Retained   Shareholders'
                               Shares     Capital    par value     Earnings      Equity
                              ---------  --------  ----------      --------   -------------
Balance at January 1, 2001    4,800,000   £ 3,310   £ 134,143     £ 134,561    £ 272,014
Issuance of ordinary shares     200,000       138       6,760          -           6,898
Net income                         -          -          -          145,606      145,606
                              ---------  --------  ----------      --------   -------------
Balance at December 31, 2001  5,000,000   £ 3,448   £ 140,903     £ 280,167    £ 424,518
                              ---------  --------  ----------      --------   -------------

Balance at January 1, 2002    5,000,000     3,448     140,903       280,167      424,518
Issuance of shares               60,889        42      39,316          -          39,358
Net income                         -         -           -          240,981      240,981
Dividend                           -         -           -          (63,261)     (63,261)
                              ---------  --------  ----------      --------   -------------
Balance at December 31, 2002  5,060,889   £ 3,490   £ 180,219     £ 457,887    £ 641,596
                              =========  ========  ==========      ========   =============

Convenience translation
     into U.S. $:
Balance at January 1, 2002    5,000,000    $5,517    $225,445      $448,267     $679,229
Issuance of shares               60,889        67      62,905          -          62,972
Net income                         -         -           -          385,570      385,570
Dividend                           -         -           -         (101,218)    (101,218)
                              ---------  --------  ----------      --------   -------------
Balance at December 31, 2002  5,060,889    $5,584    $288,350      $732,619   $1,026,553
                              =========  ========  ==========      ========   =============

                  The accompanying notes are an integral part
                  of these consolidated financial statements.

                                       F-5

-----------------------------------------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
-----------------------------------------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Years                                Years
                                                           Ended                                Ended
                                                        December 31,                        December 31,
                                                   2002             2001         2002                     2001
                                                 -------------------------    -----------------------------------
                                                                              Convenience translation into U.S. $
Cash flow from operating activities
Net income                                       £240,981         £145,606     $385,570                 $232,970
Adjustments to reconcile net income to net cash
      provided by operating activities            104,398           35,665      167,036                   57,064
                                                 -------------------------    -----------------------------------
Net cash provided by operating activities         345,379          181,271      552,606                  290,034
                                                 -------------------------    -----------------------------------
Cash flow from investing activities
Investments made in year                             (515)            -            (824)                    -
Purchase of equipment                            (152,757)        (108,377)    (244,411)                (173,403)
                                                 -------------------------    -----------------------------------
Net cash used in investing activities            (153,272)        (108,377)    (245,235)                (173,403)
                                                 -------------------------    -----------------------------------
Cash flow from financing activities
Repayment of long term debt                        (9,970)            -         (15,952)                    -
Proceeds from issuance of long term debt             -               9,904         -                      15,846
Proceeds from issuance of common stock             10,583             -          16,933                     -
                                                 -------------------------    -----------------------------------
Net cash  provided by financing activities            613            9,904          981                   15,846
                                                 -------------------------    -----------------------------------
Net increase in cash
Cash, beginning of year                           279,243          196,445      446,789                  314,312
Cash, at end of year                             £471,963         £279,243     $755,141                 $446,789
                                                 =========================    ===================================

Supplement disclosures of cash flow information:
Net cash paid during the year for:
Income taxes                                      £41,723           £ -         $66,757                 $   -
                                                 =========================    ===================================
Interest                                          £12,816           £6,496      $20,506                 $ 10,394
                                                 =========================    ===================================

                  The accompanying notes are an integral part
                  of these consolidated financial statements.

                                       F-6

--------------------------------------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------------------------------------

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

(1) Adjustments to reconcile net income to net cash provided by operating activities:

                                                      Years                               Years
                                                      Ended                               Ended
                                                   December 31,                        December 31,
                                            2002                2001            2002                 2001
                                         -----------------------------      -----------------------------------
                                                                            Convenience translation into U.S. $
                                         -----------------------------      -----------------------------------

Depreciation                              £58,300             £37,012          $93,280              $59,219
                                         -----------       -----------      -------------       ---------------

Stock issued for professional services     28,775               6,898           46,040               11,037
                                         -----------       -----------      -------------       ---------------

Changes in assets and liabilities:
Increase in trade receivables            (233,770)           (431,873)        (374,032)            (690,997)
(Increase) decrease in other receivables  (65,570)             58,793         (104,912)              94,068
Increase in shareholder loans             (20,783)            (66,212)         (33,253)            (105,939)
Increase in trade payables                214,607             461,466          343,371              738,346
Increase (decrease) in other payables     117,839             (50,419)         188,542              (80,670)
Increase in deferred taxes                  5,000              20,000            8,000               32,000
                                         -----------       -----------      -------------       ---------------

 Total adjustments                         17,323              (8,245)          27,716              (13,192)
                                         -----------       -----------      -------------       ---------------
                                         £104,398             £35,665         $167,036              $57,064
                                         ===========       ===========      =============       ===============

                  The accompanying notes are an integral part
                  of these consolidated financial statements.

                                       F-7

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Nature of Business

A.   Xfone, Inc. ("Xfone") was incorporated in Nevada, U.S.A. in September, 2000 and is a provider of long distance voice and data telecommunications services, primarily in the United Kingdom. The financial statements consolidate the operations of Xfone and Swiftnet, Limited ("Swiftnet"), its wholly owned U.K. subsidiary, (collectively the "Company") .

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

C.   The financial statements have been translated into U.S. dollars using the rate of exchange of the U.S. dollar at December 31, 2002. The translation was made solely for the convenience of the readers. It should be noted that the £figures do not necessarily represent the current cost amounts of the various elements presented and that the translated U.S. dollar figures should not be construed as a representation that the £ currency amounts actually represented, or could be converted into, U.S. dollars. The representative  rate of exchange of the £ at December 31, 2002 was
     £1 = 1.60 U.S.$.

                                       F-8

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 2 - Significant Accounting Policies

     The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are as follows:

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

                                                          £
          December 31, 2002                            190,550
          December 31, 2001                            115,550

     C.   Investments

     Investments in companies in which the Company has a 20% to 50% interest are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses.

     D.   Equipment

     Equipment is stated at cost. Depreciation is calculated by the declining balance method over the estimated useful lives of the assets. Annual rates of depreciation are as follows:
                                              Method           Useful Life
          Switching equipment             straight line         10 years
          Machinery and equipment         reducing balance       4 years
          Furniture and fixtures          reducing balance       4 years
          Motor vehicles                  reducing balance       4 years

     E.   Revenue Recognition

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

     F.   Revenue Recognition (cont.)

     Management believes that the Company's revenue recognition policies are in accordance with the Securities and Exchange Commission Staff Accounting
     Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101).

     G.   Use of Estimates

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

     H.   New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS
     No. 143 "Accounting For Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment of long-lived assets.
     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated
     With Exit or Disposal Activities" which addresses the accounting and reporting for costs associated with exit or disposal activities and primarily, provides for the recognition of a liability when related costs are incurred rather than when an entity commits to an exit or disposal plan. In December 2002, the FASB issued SFAS No. 148 "Accounting for
     Stock-Based Compensation - "Transition and Disclosure" which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. The adoption of these statements are not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

     I.   Earnings Per Share

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

Note 3 - Prepaid Expenses and Other Receivables

                                                              December 31,                   December 31,
                                                                  2002                           2002
                                                              -----------               -----------------------
                                                                                        Convenience translation
                                                                                               into US$
                                                              -----------               -----------------------

             Due from Swiftglobal, Ltd. (nonaffiliated entity) £ 59,274                           $94,839

             Other prepaid expenses                              59,127                            94,603

             Due from related entities                           30,921                            49,473

             Others receivables                                  31,263                            50,021
                                                              -----------               -----------------------
                                                               £180,585                          $288,936
                                                              ===========               =======================

Note 4 - Loans to Shareholders

     The Company has a non-interest bearing demand loan of £45,558 due from a shareholder. In addition, the Company has a non-interest bearing loan of £257,572, due from such shareholder which has been classified as noncurrent.

                                      F-11

--------------------------------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

                                                     December 31,                December 31,
                                                         2002                        2002
                                                     ------------     ----------------------------------
Note  5 - Fixed Assets                                                Convenience translation into U.S.$
                                                     ------------     ----------------------------------
          Cost
          Machinery and equipment                     £289,871                     $463,794
          Office furniture and equipment                59,409                       95,054
          Motor vehicle                                 35,000                       56,000
          Development costs                             32,060                       51,296
          Property held under capital lease:
             Switching equipment                       143,131                      229,010
                                                     ------------     ----------------------------------
                                                      £559,471                     $895,154
                                                     ============     ==================================
          Accumulated Depreciation
          Machinery and equipment                     £206,244                     $329,990
          Office furniture and equipment                46,200                       73,920
          Motor vehicle                                 23,925                       38,280
          Development costs                              8,015                       12,824
          Property held  under capital lease:
             Switching equipment                        22,193                       35,509
                                                     ------------     ----------------------------------
                                                      £306,577                     $490,523
                                                     ============     ==================================
Note  6 - Investments

     During 2002, the Company entered into two business ventures acquiring approximately 47% of Auracall Limited and 40% of Story Telecom Limited,
     both start up entities in the U.K.

                                      F-12

-----------------------------------------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
-----------------------------------------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

                                                             December 31,                  December 31,
                                                                2002                           2002
                                                             ------------         --------------------------------
                                                                                  Convenience translation into US$
                                                             ------------         --------------------------------

Note 7 -Other Liabilities and Accrued Expenses
          Corporate taxes                                    £ 86,549                       $138,478
          Professional fees                                    30,201                         48,322
          Payroll and other  taxes                             37,338                         59,741
          Others                                               42,965                         68,744
                                                             ------------         --------------------------------
                                                             £197,053                       $315,285

Note 8 - Notes Payable

                                                             December 31,                  December 31,
                                                                2002                           2002
                                                             ------------         --------------------------------
                                                                                  Convenience translation into US$
                                                             ------------         --------------------------------
           First National Finance - maturity 2005, annual
              Interest rate 7.16%                             £ 6,000                         $9,600

           Newcourt - maturity 2005, annual interest rate
              7.16%                                             5,167                          8,267
                                                             ------------         --------------------------------
                                                               11,167                         17,867

           Less: current portion                               (4,000)                        (6,400)
                                                             ------------         --------------------------------
           Notes payable - non current                        £ 7,167                        $11,467
                                                             ============         ================================

                                      F-13

--------------------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 8 - Notes Payable (cont.)

     B.  Maturities of notes payable are as follows:
                                                                 Convenience translation into
                                                                            U.S. $
                                                                 ----------------------------
             December 31
             -----------
                2003                               £  4,000                $6,400
                2004                                  4,000                 6,400
                2005                                  3,167                 5,067
                                                   --------      ----------------------------
                                                   £ 11,167                $17,867
                                                   ========      ============================
£

Note 9 - Capital Lease Obligations

     The Company is the lessee of switching equipment under capital leases expiring in various years through 2005. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2002.

     Minimum future lease payments under capital leases as of December 31, 2002 for each of the next three years are:
                                                                 Convenience translation into
                                                                            U.S. $
                                                                 ----------------------------
           December 31
           -----------
               2003                                £ 25,710               $41,136
               2004                                  25,710                41,136
               2005                                  14,876                23,802
     Total minimum lease payments
     Less: amount representing interest             (10,740)              (17,184)
                                                   --------      ----------------------------
     Present value of net minimum lease payment    £ 55,556               $88,890
                                                   ========      ============================

     Interest rates on capitalized leases vary up to 9.6%.

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
     SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforward. SFAS 109, additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company does not file consolidated tax returns. At December
     31, 2002, Xfone had deferred tax assets of approximately £6,500, resulting from its net operating loss. The Company has not been able to determine that it is more likely than not that the deferred tax asset will be realized and has, therefore, provided a valuation allowance for the total amount of the benefit.

     The following table reflects the Company's deferred tax liabilities at
     December 31, 2002:

                                                                       Convenience
                                                                  translation into U.S. $
                                                                  -----------------------
     Net operating loss deduction               £ 6,500                  $10,400
     Valuation allowance                         (6,500)                 (10,400)
     Accelerated tax writeoff of fixed assets    25,000                   40,000
                                                -------           -----------------------
     Net deferred liability                     £25,000                  $40,000
                                                =======           =======================

     The provision for income taxes differs from the amount computed by applying the statutory income tax rate to income before taxes, excluding the loss included therein of £65,252 for the year ended December 31, 2001, for which no benefit has been recognized, as follows:

                                                   Years Ended                  Years Ended
                                                   December 31,                 December 31,
                                              2002           2001          2002            2001
                                           ---------      ---------      ---------       ---------
                                                                     Convenience translation into U.S. $
                                                                     -----------------------------------
     Income tax computed at statutory rate  £73,066        £53,682      $116,906          $85,891
     Effect of  permanent differences         6,663          6,075        10,661            9,720
     Utilization of net operating loss       (6,916)          -          (11,066)             -
     Provision for income taxes             £72,813        £59,757      $116,501          $95,611
                                           =========      =========     =========        =========

     The net operating loss carryforward at December 31, 2002 was approximately
     £32,000 and expires in the year 2021.

                                      F-15

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 11 - Capital Structure, Stock Options and Dividend

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

     The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the  stockholders.  The common stock has no pre-emptive or conversion rights or other subscription rights.
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

     In 2002, the Company issued 45,014 shares of common stock at a value of
     £28,775 as compensation for professional services rendered to the
     Company.

     On December 19, 2002, the Company declared a dividend of $0.02 per share to stockholders of record on December 31, 2002, payable on January 15, 2003.

                                      F-16

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

   Note 12 - Earnings Per Share
                                            -----------------------------------------------------------------
                                                                           2002
                                                                     Weighted Average
                                            -----------------------------------------------------------------
                                                 Income          Shares         Per Share        Per Share
                                              (Numerator)     (Denominator)      Amounts          Amounts
                                            -----------------------------------------------------------------
                                                                                                Convenience
                                                                                                translation
                                                                                                into U.S. $
                                            -----------------------------------------------------------------
     Net Income                                £ 240,981
     Basic EPS:
                                               £ 240,981        5,030,444         £0.05             $0.08
     Income available to common stockholders
     Effect of dilutive securities:
           Options                                   -            500,000            -                 -
     Diluted EPS:
     Income available to common stockholders   £ 240,981        5,530,444         £0.04             $0.07

                                            -----------------------------------------------------------------
                                                                           2001
                                                                     Weighted Average
                                            -----------------------------------------------------------------
                                                 Income          Shares         Per Share        Per Share
                                              (Numerator)     (Denominator)      Amounts          Amounts
                                            -----------------------------------------------------------------
                                                                                                Convenience
                                                                                                translation
                                                                                                into U.S. $
                                            -----------------------------------------------------------------
     Net Income                                £ 145,606
     Basic EPS:
                                               £ 145,606        4,848,333         £ 0.03             $0.05
     Income available to common stockholders
     Effect of dilutive securities:
            Options                                  -            500,000             -                 -
     Diluted EPS:
     Income available to common stockholders   £ 145,606        5,348,333         £ 0.03             $0.04

                                      F-17

----------------------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
----------------------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 13 - Selected Statement of Operations Data

                                                    Years                       Years
                                                    Ended                       Ended
                                                 December 31,                December 31,
                                              2002         2001           2002          2001
                                            --------     --------       --------      --------
                                                                   Convenience translation into U.S. $
                                            --------     --------  -----------------------------------
         A. Marketing & Selling:
             Advertising                    £ 22,401     £  4,904       $ 35,842      $  7,847
             Consultancy                      59,372       39,187         94,995        62,699
             Commissions                     174,835      139,827        279,735       223,723
             Others                           63,810       35,320        102,096        56,512
                                            --------     --------       --------      --------
                                            £320,418     £219,238       $512,668      $350,781
                                            ========     ========       ========      ========

         B. General & Administrative:
             Salaries & benefits            £268,884     £180,952       $430,215      $289,524
             Rent & maintenance               90,916       47,623        145,466        76,197
             Communications                   11,539       28,619         18,462        45,791
             Professional fees               142,863      156,959        228,581       251,134
             Bad debts                       226,984       84,427        363,174       135,083
             Depreciation                     58,300       37,012         93,280        59,219
             Others                           79,138        8,344        126,621        13,350
                                            --------     --------       --------      --------
                                            £878,624     £543,936     $1,405,799      $870,298
                                            ========     ========       ========      ========

                                      F-18

----------------------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
----------------------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 13 - Selected Statement of Operations Data (cont.)

                                                    Years                       Years
                                                    Ended                       Ended
                                                 December 31,                December 31,
                                              2002         2001           2002          2001
                                            --------     --------       --------      --------
                                                                   Convenience translation into U.S. $
                                            --------     --------  -----------------------------------
         C. Financing Expenses, Net:
             Bank interest & charges        £  1,607     £ 25,741       $  2,571      $ 41,186
             Interest on capital lease         8,476        3,808         13,562         6,093
             Foreign currency exchange            21         -                34          -
             Other interest and charges        2,733        1,433          4,372         2,292
                                            --------     --------       --------      --------
                                            £ 12,837    £  30,982       $ 20,539      $ 49,571
                                            ========     ========       ========      ========

                                      F-19

-------------------------------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
-------------------------------------------------------------------------------------------------------

Note 14 - Related Party Transactions

                                                  Years                            Years
                                                  Ended                            Ended
                                               December 31,                     December 31,
                                          ---------------------     -----------------------------------
                                            2002         2001             2002                 2001
                                          ---------------------     -----------------------------------
                                                                    Convenience translation into U.S. $
                                          ---------------------     -----------------------------------
   Shareholders' salaries                 £63,448       £42,000      $101,517              $ 67,200
   Shareholders' pensions                 £  -          £ 3,300      $   -                 $  5,280
   Campbeltown Business Ltd.:
        Consulting and professional fees  £59,372       £78,375      $ 94,995              $125,400

   Vision Consultants Limited:
        Consulting expense                £25,000       £  -         $ 40,000              $   -

   Story Telecom Limited :
        Accounts receivable, net          £ 3,606       £  -         $  5,770              $   -

        Due from related entities         £14,725       £  -         $ 23,560              $   -

        Revenues                          £ 3,716       £  -         $  5,946              $   -

   Auracall Limited :
        Due from related entities         £16,196       £  -         $ 25,914              $   -

        Trade payables                    £12,362       £  -         $ 19,779              $   -

        Commission expense                £73,661       £  -         $117,858              $   -

                                      F-20
--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

Note 15 - Financial Commitments

     The Company has annual rent commitments under a non-cancellable operating lease of £38,200, which terminates in December 2012.

Note 16 - Economic Dependency and Credit Risk

     Approximately, 14% and 13% of total 2002 revenues were derived, respectively, from two customers and approximately 12% of total 2001 revenues was derived from one of these customers.

     Approximately, 19% and 18% of the total accounts receivable - net at 2002 were due from the aforementioned two customers, respectively.

                                      F-21

Item 8. Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure

There have been no disagreements with accountants on accounting and financial disclosure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act

DIRECTORS AND EXECUTIVE OFFICERS
Our Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our bylaws provide that we have at least one director. Our directors and executive officers are as follows:
-------------------- ---------- ---------------------------------------------
 Name                   Age      Position
-------------------- ---------- ---------------------------------------------
Abraham Keinan           53      Chairman of the Board of Directors
-------------------- ---------- ---------------------------------------------
Guy Nissenson            28      President, Principal Executive Officer,
                                 Principal Financial Officer, Principal
                                 Accounting Officer and Director
-------------------- ---------- ---------------------------------------------
Eyal Harish              50      Director
-------------------- ---------- ---------------------------------------------
Shemer Schwartz          28      Director
-------------------- ---------- ---------------------------------------------

Mr. Abraham Keinan has been our Chairman of the Board of Directors and our
Principal Financial and Accounting Officer since our inception. Abraham Keinan founded Swiftnet, Ltd., in January 1991. From 1991 to present, he has been
Swiftnet's Managing Director. Abraham Keinan received a Bachelor of Science
Degree in Mechanical Engineering from Ben-Gurion University, Beer-Sheeva -
Israel.

Mr. Guy Nissenson has been our President, Principal Executive Officer, and a
Director since our inception. Guy Nissenson joined Swiftnet, Ltd. in October
1999 and became a director of Swiftnet, Ltd. in May 2000. He was a marketing manager of RADA Electronics Industries from May 1997 to October 1998. Guy
Nissenson was an audit and control officer with the rank of Lieutenant of the
Israeli Defense Forces - Central Drafting Base and other posts from March 1993 to May 1997. In July 2000, Guy Nissenson received a Bachelor of Science Degree in Business Management from Kings College - University of London.

Dr. Eyal Harish has been one of our directors since December 19, 2002. From 1980 to present, Dr. Harish has been in his own private practice in Israel as a dentist. Prior to becoming a dentist, from 1974 to 1980, Dr. Harish was an
Administration Manager with Consortium Holdings, an Israel based communication company. Dr. Harish is the brother-in-law of Mr. Keinan, our Chairman of the
Board.

Mr. Shemer Schwartz has been one of our directors since December 19, 2002. From
November 1991 to present, Mr. Schwartz has been an Application Team Leader of RF
Waves, an Israel based high technology company in the field of wireless communication. From 1996 to 2001, Mr. Schwartz was a Captain in the R&D Center
of the Israeli Defense Forces Intelligence. In 1995, Mr. Schwartz received a BSc degree in Physics and Mathematics from the Hebrew University in Jerusalem.

SIGNIFICANT EMPLOYEES
Mrs. Bosmat Houston, 41 years of age, has been our Research and Development
Manager since our inception. She joined Swiftnet, Ltd., in September 1991 as its
Research and Development Manager. Mrs. Houston received a Bachelor of Science
Degree in Computer Science from the Technion - Institution of Technology, Haifa
- Israel in 1986.

Other than as identified above, we have no significant employees.

FAMILY RELATIONSHIPS
Dr. Harish, one of our directors, is the brother-in-law of Mr. Keinan, our
Chairman of the Board. Other than this family relationship, there are no other family relationships among our officers, directors, or persons nominated for such positions.

LEGAL PROCEEDINGS
No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

Based solely on our review of such forms furnished to us and representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during the most recent fiscal year, ended December 31, 2002.

Item 10. Executive Compensation

The following table sets forth summary information concerning the compensation received for services rendered to it during the current year and the years ended
December 31, 2001 and 2002 respectively by our Chief Executive Officer, Abraham
Keinan who is the managing director of Swiftnet and Guy Nissenson, who is our
President/Principal Executive Officer/Principal Financial Officer/Principal
Accounting Officer and a Director. Abraham Keinan is our only executive officer who received aggregate compensation during our last fiscal year which exceeded, or would exceed on an annualized basis, $100,000.
---------------------------------------------------------------------------------------------------
Summary Compensation Chart
---------------------------------------------------------------------------------------------------
                             Annual Compensation               Long Term Compensation
--------------------- ---------------------------------- ----------------------------------- ------
Name &          Year  Salary ($)     Bonus($)  Other($)  Restricted    Options($)  L/Tip($)  All
Position                                                 Stock Awards                        Other
--------------- ----- -------------- --------- --------- ------------- ----------- --------- ------
Abraham Keinan  2002     $45,000       9,588     67,500       0             0         0         0
Chairman/CEO           (30000 Pound   (6,372    (45,000
                         Sterling)     Pound     Pound
                                     Sterling)  Sterling)

                2001     $42,300         0        0           0             0         0         0
                       (30000 Pound
                         Sterling)

                2000     $22,095         0        0           0             0         0         0
                       (15000 Pound
                         Sterling)
---------------------------------------------------------------------------------------------------
Our chairman of the Board of Directors, Mr. Abraham Keinan, does not have a written employment agreement with us. Since January 2001, we have agreed to pay him a salary of $3,525 (2,500 Pound Sterling) per month. Abraham Keinan receives pension benefits and a company car.

On May 11, 2000, we entered into a written employment agreement with our
President/Principal Executive Officer/Principal Financial Officer/Principal
Accounting Officer and Director, Guy Nissenson. Under the agreement, Guy
Nissenson will work on business development, sales and marketing. We have agreed to pay him a salary of $1,473 (1000 Pound Sterling) per month, subject to a future increase of $1,473 (1000 Pound Sterling) if Swiftnet reaches average sales of $257,775 (175,000 Pound Sterling) per month. In addition, we have agreed that if we grant options to Abraham Keinan, we will grant Guy Nissenson options to buy Swiftnet or us according to the following formula: 50% of the options with same price and conditions that Abraham Keinan will receive, subject to our reaching a benchmark of $176,760 (120,000 Pound Sterling) average sales per month during Guy Nissenson activities or in the 12 months thereafter. The agreement with Guy Nissenson can be terminated by either party with one month notice.

On October 15, 2002, our Board of Directors approved a bonus and success fee whereby if we receive monthly revenues in excess of $485,000 then Mr. Keinan and our consultant, Campbeltown Business, Ltd. shall receive 1% of the revenues for each month where our revenues reach $485,000 up to a maximum of one million dollars.

Our research and development manager, Mrs. Bosmat Houston, has an employment agreement us which provides that we pay her a salary of $3,337 (2266 Pound
Sterling) per month. She is not subject to a covenant not to compete. We may terminate Mrs. Houston's agreement with 8 weeks notice. She may terminate the agreement with one week notice.

Board Compensation
Other than provided above, our directors do not receive any compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

The following table sets forth the ownership of our Common Stock as of the date of this Form 10-KSB by:
     o    Each shareholder known by us to own beneficially  more than 5% of our common stock;
     o    Each executive officer;
     o    Each director or nominee to become a director; and
     o    All directors and executive officers as a group.

                                       25

--------- ----------------------- --------------------- --------------- --------
Title of  Name & Address of       Amount of Beneficial  Nature of       Percent
Class     Beneficial Owner        Ownership             Ownership       of Class
--------- ----------------------- --------------------- --------------- --------
Common    Abraham Keinan                2,342,333       Direct            46.2
          Chairman of the Board
           4 Wycombe Gardens
          London Nw11 8al
          United Kingdom
--------- ----------------------- --------------------- --------------- --------
Common    Vision Consultants (1)        1,302,331       Indirect (1)      25.7
          Kings Court
          POB N-3944
          Bay Street
          Nassau, Bahamas
--------- ----------------------- --------------------- --------------- --------
Common    Eyal Harrish                     15,000       Direct             0.3
         Director
           3 Moshe Dayan Street
          Raanana, Israel
--------- ----------------------- --------------------- --------------- --------
Common    Shemer Schwartz                       0       Not Applicable     0.0
         Director
           960 High Road
          London N12 9RY
          United Kingdom
--------- ----------------------- --------------------- --------------- --------
Common    Campbeltown                     720,336       Indirect (2)      14.4
          Business, Ltd. (2)
          P.O. Box 3152
          Road Town, Tortola,
          British Virgin Islands
--------- ----------------------- --------------------- --------------- --------
Common    All directors and
          executive officers            4,380,000                         86.6
          as a group
--------- ----------------------- --------------------- --------------- --------

This table is based on information from our stock records. All of the above shareholders reflect the ownership of our shares of common stock, either directly or indirectly, of our executive officers and directors. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise noted, herein, we are not aware of any arrangements which may result in a change in our control. The Chairman of our Board of Directors, Abraham Keinan, and our
President/Principal Executive Officer/Principal Financial Officer/Principal
Accounting Officer, Guy Nissenson, have entered into a shareholders agreement with each other, on behalf of their respective companies, Vision Consultants and
Campbeltown Business, Ltd., pursuant to which each party has a right of first refusal on any proposed sale of our stock by the other party.

(1) Our Chairman of the Board, Abraham Keinan, owns 100% of the stock of Vision
Consultants, which was incorporated in Nassau, Bahamas. The sole business purpose of this corporation is to hold and manage Mr. Keinan's investments.

(2) Guy Nissenson, our Principle Executive Officer/Director and his family are shareholders of Campbeltown Business, Ltd. In accordance with a Stock Purchase
Agreement, clarified on July 30, 2001, Campbeltown Business, Ltd. has an option to acquire 10% of our outstanding stock if we become listed on the OTC Bulletin
Board before December 31, 2005. We became listed on the OTC Bulletin Board on
March 25, 2002. Campbeltown Business, Ltd. has not exercised its option as of
February 28, 2003, and Campbeltown Business, Ltd. has until December 31, 2005 to exercise its option. Campbeltown Business, Ltd. also has a first right of refusal on any of our securities offerings until December 31, 2005, so long as
Campbeltown Business, Ltd. owns more than 4% of our outstanding stock. To the extent that we issue any shares to Abraham Keinan, Campbeltown Business, Ltd.
has the right to purchase or acquire such number of our shares on the same terms and conditions as Abraham Keinan such that the relative percentage ownership of
Abraham Keinan and Campbeltown Business, Ltd. remains the same.

Change in Control
We are not currently engaged in any activities or arrangements that we anticipate will result in a change in our control.

Item 12. Certain Relationships and Related Transactions

On September 1, 2000, in accordance with our first board of directors meeting, we issued 1,730,000 shares of our common stock to our founder and director,
Abraham Keinan for services rendered to us in our corporate formation.
Specifically, Mr. Keinan's services consisted of the establishment of our business concept and providing his technical expertise to our business. Our
Board of Directors valued Mr. Keinan's services at $247,390.

On or about April 6, 2000 Swiftnet, Ltd., our subsidiary, entered into an agreement with Adar International Inc. and Sydney J. Golub whereby they would assist Swiftnet Ltd. to become a publicly traded company. This agreement provided for:
     o    A proposed merger between Swiftnet Ltd. and Adar Alternative Two, Inc.
          whereby Adar Alternative Two was to acquire all of Swiftnet's outstanding stock;
     o    The filing of an S-4 Registration Statement prepared by Attorney
          Michael T. Williams registering shares issued in the merger between
          Swiftnet and Adar Alternative Two, Inc;
     o    Closing of the  merger after the effectiveness of the S-4 Registration
          Statement; and
     o    Adar Alternative Two Inc. being the surviving corporation and changing its name to Xfone, Inc.

After the closing of the merger, Swiftnet, Ltd.'s would have controlled 96% of the common stock of Adar Alternative Two Inc., Sidney Golub would have controlled 2%, and Michael T. Williams would have controlled 2%. Swiftnet Ltd.
agreed to the proposed terms of the agreement based on the advice of its
Attorney, Michael T. Williams that the proposed transactions were the most beneficial and expeditious method for Swiftnet Ltd. to have its common shares quoted on the OTC Bulletin Board. On approximately July 6, 2001, our new counsel, Hamilton, Lehrer and Dargan, P.A., advised us that neither the S-4 registration statement nor the proposed merger would accomplish our objective of having Swiftnet, Ltd.'s common shares quoted on the OTC Bulletin Board. We then instructed Hamilton, Lehrer and Dargan, P.A. to request Adar Alternative Two's counsel, Mr. Burt Wiand, to affect the withdrawal of the S-4 registration statement. The Adar Alternative Two S-4 registration statement was withdrawn on or about October 12, 2001 and we proceeded with our Form SB-2 registration statement.

On or about October 4, 2000, we acquired 11,000 of the A equity outstanding common shares of Swiftnet and 11,000 of the B voting common shares of Swiftnet, representing all of Swiftnet's issued and outstanding stock in exchange for 2.4 million shares of our newly issued common stock. As a result of this transaction, Swiftnet became our subsidiary. In the exchange, our shares were valued at $0.143 per share for a total of approximately $344,187 and Swiftnet's
A and B shares were valued at $15.64 per share for a total of $344,187. There was no monetary exchange in the Swiftnet acquisition.

Since inception through December 31, 2000, we have, along with our subsidiary,
Swiftnet, Ltd., loaned Abraham Keinan a total of 216,133 Pound Sterling or approximately $322,586 based upon the exchange rate at December 31, 2000. We provided the loan to Mr. Keinan to promote his loyalty and continued service as our Chairman of the Board of Directors. This loan is reflected in a promissory note payable in ten equal installments of approximately $19,150 beginning
January 1, 2002 and ending on January 1, 2011. This note is non-interest bearing.

On May 5, 2000, Swiftnet, Ltd. entered into an 18-month renewable consulting agreement with Campbeltown Business, Ltd., a private company owned by Guy
Nissenson, our President/Principal Executive Officer/Principal Financial
Officer/Principal Accounting Officer and a Director, and his family. We renewed this agreement for an additional 18 month period beginning on November 5, 2001 and ending on July 5, 2003. We plan to renew this agreement for an additional 18 month term in after the expiration of the current term on July 5, 2003. Swiftnet agreed to provide the following services to us: (a) analysis of proposed acquisitions; (b) seek markets for our telecommunications services in additional countries; (c) formulate strategies for our future growth plans; and (d)
introduce potential customers to our business. Under the agreement, we are obligated to pay Campbeltown Business, Ltd. 2,000 UK Pound Sterling
(approximately $2,946) per month, along with an additional monthly performance bonus based upon Swiftnet, Ltd., attaining the following revenue levels for consulting services in the area of business development and management activities:
------------------------------------------- --------------------------------
       TARGET AMOUNT OF                       ADDITIONAL MONTHLY BONUS
       REVENUES PER MONTH
------------------------------------------- --------------------------------
Less than 125,000 Pounds (UK)                 0 Pounds (UK)
------------------------------------------- --------------------------------
Between 125,000 - 150,000 Pounds (UK)         1,250 Pounds (UK)
(approximately $ 184,125 - $ 220,950 US)      (approximately $ 1,841 US)
------------------------------------------- --------------------------------
Between 150,000 - 175,000 (UK)                2,500 Pounds (UK)
(approximately $ 220,950 - $ 257,775 US)      (approximately $ 3,583 US)
------------------------------------------- --------------------------------
Over 175,000 Pounds (UK)                      2,750 Pounds (UK)
(approximately $ 257,775 US)                  (approximately $ 4,050 US)
------------------------------------------- --------------------------------

On May 11, 2000, Swiftnet, Ltd. and our Chairman of the Board of Directors,
Abraham Keinan, entered into an employment agreement with Guy Nissenson, our
President/Principal Executive Officer/Principal Financial Officer/Principal
Accounting Officer and a Director. This agreement does not expire. Under the terms of the agreement, Swiftnet has employed Mr. Nissenson for the purpose of business development and sales and marketing, at a base rate of 1000 pounds (UK)
per month (approximately $1,433 US). When Swiftnet reaches average sales of
175,000 pounds (UK) per month for a three month period, Guy Nissenson's salary will be increased to 2,000 pounds (approximately $2,866 US) per month. In addition, the agreement provides that Guy Nissenson will receive an unspecified number of options to acquire our stock that is limited to 50% of the options that Abraham Keinan receives. As such, the agreement protects Mr. Nissenson's rights to have at least 50% of the options rights that Mr. Keinan will have.
Because Mr. Keinan has not received any options to date, the option amount terms are not specified. At such time as the options are received by Mr. Keinan, our
Board of Directors will establish the terms of the options. Mr. Nissenson can transfer the right of these options to another company or person at his discretion. Swiftnet may only cancel these options if : (1) Guy Nissenson no longer works with Swiftnet; or (2) if within twelve months of Guy Nissenson's employment with the company, Swiftnet and any other companies that may buy or merge into Swiftnet in the future, do not reach average revenues (over a three consecutive month period) of at least 120,000 pounds (UK). Because the average sales per month have exceeded 120,000 pounds within a twelve month period of Mr.
Nissenson's employment, Swiftnet cannot cancel the options.

On June 19th, 2000, Swiftnet, Ltd. entered into a Stock Purchase Agreement with
Abraham Keinan and Campbeltown Business Ltd., a company owned by Guy Nissenson and his family. This agreement was made in contemplation of the April 6, 2000
Swiftnet, Ltd./Adar International, Inc. merger being completed, whereby Adar
International, Inc. was to acquire all of Swiftnet, Ltd.'s outstanding common stock.

The June 19, 2000 agreement provides that:
     o    Abraham Keinan confirmed that all his businesses activities and initiatives in the field of telecommunications are conducted through
          Swiftnet, and would continue for at least 18 months after the conclusion of this transaction.

     o    Campbeltown Business, Ltd. declared that it is not involved in any business that competes with Swiftnet and would not be involved in such business at least for 18 months after this transaction is concluded.
          This agreement term has been satisfied by Campbeltown Business, Ltd.

     o    Campbeltown Business, Ltd. would invest $100,000 in Swiftnet, Ltd. in exchange for 20% of the total issued shares of Swiftnet, Ltd.;
          Campbeltown Business, Ltd. would also receive 5% of the issued and outstanding shares of our company following our acquisition with
          Swiftnet.

     o    Swiftnet, Ltd. and Keinan would guarantee that Campbeltown Business,
          Ltd.'s 20% interest in the outstanding shares of Swiftnet would be exchanged for at least 10% of our outstanding shares and that
          Campbeltown Business, Ltd. would have in total at least 15% of our total issued shares after our acquisition occurred.

     o    Campbeltown Business, Ltd. would have the right to nominate 33% of the members of our board of directors and Swiftnet's board of directors.
          When Campbeltown Business, Ltd. ownership in our common stock was less than 7%, Campbeltown Business, Ltd. would have the right to nominate only 20% of our board members but always at least one member. In the case that Campbeltown Business, Ltd. ownership in our common stock was less than 2%, this right would expire. In the case that Adar group transaction is not concluded and Campbeltown Business, Ltd. sells all of its shares in Swiftnet, the right for 33% board members in Swiftnet will expire.

     o    Campbeltown Business, Ltd. would have the right to nominate a vice president in Swiftnet and/or our common stock. It is agreed that Mr.
          Guy Nissenson is nominated now. If for any reason Guy Nissenson will leave his position, Campbeltown Business, Ltd. and Abraham Keinan will agree on another nominee. The Vice President will be employed with suitable conditions. This right will expire when both conditions happen: Campbeltown Business, Ltd. is no longer a shareholder in
          Swiftnet and it owns less than 2% of our common stock.

     o    Campbeltown Business, Ltd. has the option to purchase additional shares of Swiftnet that will represent 10% of all issued shares after the transaction for $200,000 US. This transaction can be executed either by Swiftnet issuing new shares, or by Abraham Keinan selling his private shares (as long as he has an adequate amount of shares), as Abraham Keinan will decide. This option will expire on December 31,
          2005. Campbeltown Business, Ltd. can exercise this option in parts. If this option is exercised before the conclusion of Adar Group transaction Keinan and Swiftnet will make sure and guarantee that the shares owned by Campbeltown Business, Ltd. because of exercising this option will be exchanged by the same percentage of ownership in our common stock. It is agreed that if Campbeltown Business, Ltd.
          exercised only part of the option buying Swiftnet shares it will have the right to exercise the remainder of the option for our shares at the same terms. As long as Swiftnet is not a public company or is merged/bought/taken over by a third party only half of the option above could be taken.

     o    Alternatively to the right described in the point above after the conclusion of Adar group transaction Campbeltown Business, Ltd. will have the option to purchase shares of Xfone that will represent 10% of all issued and outstanding shares at the first day of flotation (after the transaction) for the amount of $200,000 US. It is Campbeltown
          Business, Ltd. decision what alternative to choose. This transaction can be executed either by Xfone issuing new shares, or by Abraham
          Keinan selling his private shares in Xfone (as long as he has an adequate amount of shares), as Abraham Keinan will decide. The option can be executed in parts and will expire on December 31, 2005.

     o    Campbeltown Business, Ltd. will have the right to participate under the same terms and conditions in any investment or transaction that involve equity rights in Swiftnet or us conducted by Abraham Keinan at the relative ownership portion.

     o    In the event that Swiftnet or we will seek for money in a private placement for equity or any other rights, Campbeltown Business, Ltd.
          will have the right of first refusal on any transaction or part of it until December 31, 2005 or as long as it owns over 7% of Swiftnet equity or 4% of our common stock.

     o    Keinan and Campbeltown Business, Ltd. have signed a right of first refusal agreement for the sale of their shares.

     o    Until we conduct a public offering or are traded on a stock market, we are not permitted to issue any additional shares or equity rights without a written agreement from Campbeltown Business, Ltd. This right expires when Campbeltown Business, Ltd. no longer owns any equity interest or shares in our company or our subsidiary, Swiftnet.

After our formation, on July 30, 2001, and as a result of the rescission of the
Swiftnet, Ltd./Adar International, Inc. merger transaction, the June 19, 2000 stock purchase agreement between Campbeltown Business, Ltd. and Swiftnet was supplemented by a letter of understanding between Campbeltown Business, Ltd. and
us. This letter of understanding provides that we must complete our Form SB-2 registration statement and obtain quotation of our common stock on the OTC
Bulletin Board. Our stock is quoted on the OTC Bulletin Board under the symbol
"XFNE".

On October 15, 2002, our Board of Directors approved a bonus and success fee whereby if we receive monthly revenues in excess of $485,000 then Mr. Keinan and our consultant, Campbeltown Business, Ltd. shall receive 1% of the revenues for each month where our revenues reach $485,000 up to a maximum of one million dollars.

On August 5, 2000, Swiftnet, Ltd. and Abraham Keinan entered into an agreement with an unrelated individual, Nissim Levy, who was to secure a credit facility of $200,000 (US) on behalf of Swiftnet, Ltd. The purpose of the credit facility was to finance Swiftnet's proposed growth plan, including the purchase of a switch, the IP system, development software, other equipment and for working capital purposes. Mr. Levy was also to provide Swiftnet with a bank guarantee for purposes of securing the $200,000 credit facility. At the time, Mr. Levy had no relationship or association with us or our management or Swiftnet, Ltd., other than being a personal friend of Mr. Keinan. As of the date of this prospectus, the credit facility is not used because Swiftnet was able to pay for the equipment and working capital from its growth and increased ability to generate cash and its securing of a long term equipment loan to purchase the necessary equipment. In accordance with the terms of the agreement, Swiftnet issued to Zeneca Commercial S.A., a company owned and controlled by Mr. Levy, a total of 100,000 shares representing 2% of its then outstanding shares, which were subsequently exchanged for 100,000 shares of our stock. Under the terms of the agreement, if we do not conduct an initial public offering by August 5,
2001, Mr. Levy has the option to surrender his shares to Swiftnet's nominee, at which time we will be obligated to pay Mr. Levy 5% of the outstanding balance on the bank loan from its inception and until repayment. Even though we did not conduct a public offering by August 5, 2001, Mr. Levy has not exercised this option to date; accordingly, there is no change in the status of the agreement at this time. Mr. Levy's option to surrender his shares expires on May 8, 2003.

Other than the above transactions, we have not entered into any material transactions with any promoter, director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons.

Item 13.  Exhibits and Reports on Form 8-K

(a)  The following documents are filed as a part of this Report:

Financial Statements.
The following Financial Statements and Report of Independent Accountants are
contained in this Form 10-KSB

                                                                    Page in the
                                                                    Form 10-KSB
                                                                    -----------
Independent Auditors' Report - Chaifetz & Schreiber, P.C.              F-1
Balance Sheets - As of December 31, 2002                           F-2 to F-3
Statements of Operations - For the years ended
  December 31, 2001 and 2002                                           F-4
Statement of Changes in Shareholders' Equity -
  For the years ended December 31, 2001 and 2002                       F-5
Statements of Cash Flows for the years ended
  December 31, 2002 and 2001                                        F-6 to F-7
Notes to Consolidated Financial Statements                          F-8 to F-21

Exhibits.

Exhibit
Number                  Description
------                  -----------
2.       Agreement and plan or reorganization between Xfone, Inc. and Swiftnet
         Ltd. Dated September 20, 2000(1)
3.1      Articles of Incorporation of Xfone, Inc.(1)
3.2      Bylaws of Xfone, Inc.(1)
3.3      Articles of Incorporation of Swiftnet Ltd.(1)
3.4      Bylaws of Swiftnet Ltd.(1)
4.       Specimen Stock Certificate(1)
10.1     Agreement between Swiftnet Ltd. And Guy Nissenson dated May 11, 2000(1)
10.2     Employment Agreement with Bosmat Houston dated January 1, 2000(1)
10.3     Loan Agreement with Swiftnet Ltd., Guy Nissenson, and Nissim Levy Dated
         August 5, 2000(1)
10.4     Promissory Note executed between Xfone and Swiftnet Ltd. Dated
         September 29, 2000(1)
10.5     Stock Purchase Agreement between Swiftnet Ltd, Abraham Keinan, and
         Campbeltown Business, Ltd. Dated June 19, 2000(1)
10.6     Consulting Agreement between Swiftnet Ltd. and Campbeltown Business,
         Ltd. Dated May 5, 2000(1)
10.7     Agreement with Campbeltown Business Ltd. Dated July 30, 2001(1)
10.8     Contract with WorldCom International Ltd. Dated June 20, 1998(1)
10.9     Contract with VoiceNet Inc. Dated April 11, 2000(1)
10.10    Contract with InTouchUK.com Ltd. Dated April 25, 2000(1)
10.11    Letter of Understanding from Campbeltown Business Ltd. to Xfone, Inc.
         dated July 30, 2001(2)
10.12    Agreement between Adar International, Inc./Mr. Sidney J. Golub and
         Swiftnet dated April 6, 2000(2)
10.13    Lease Agreement between Elmtree Investments, Ltd. and Swiftnet, Ltd.
         dated December 4, 1991(2)
10.14    Lease Agreement between Postwick Property Holdings Limited and
         Swiftnet, Ltd. dated October 8, 2001.(2)
10.15    Agreement between Xfone, Inc., Swiftnet, Ltd., and Nir Davidson dated
         September 30, 2002(4)
21.      List of Subsidiaries(1)
23.1     Consent of Chaifetz & Schreiber, P.C.(3)
23.2     Consent of Chaifetz & Schreiber, P.C.
24.      Consent of Hamilton, Lehrer & Dargan, P.A. included in Exhibit 5(1)
99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
         to Section 906 of the Sarbanes-Oxley Act of 2002
(1) Denotes previously filed exhibits: filed on August 10, 2001 with Xfone,
Inc.'s Form SB-2 registration statement, file # 333-67232.
(2) Denotes previously filed exhibits: filed on October 16, 2001 with Xfone,
Inc.'s Form SB-2/Amendment 1 registration statement, file # 333-67232.
(3) Denotes previously filed exhibit: filed on November 28, 2001 with Xfone,
Inc.'s Form SB-2/Amendment 2 registration statement, file # 333-67232.
(4) Denotes previously filed exhibit: filed on March 3, 2003 with Xfone,
Inc.'s Form SB-2 Post Effective Amendment Number 2 registration statement, file # 333-67232.

(b)  Reports on Form 8-K

We filed a Form 8-K on December 5, 2003 in connection with Item 5, Other Events and Regulation FD Disclosure, with an attached exhibit, Exhibit 3.5(ii) -
Amended Bylaws of Xfone, Inc. dated December 5, 2002, to disclose that on
December 5, 2002, our Board of Directors, by unanimous written consent, took action to amend our bylaws.

We filed a Form 8-K on December 20, 2003 in connection with Item 5, Other Events and Regulation FD Disclosure, with an attached exhibit, Exhibit 99 - Xfone press release dated December 19, 2002, to disclose that we held a Shareholders meeting on December 19, 2002 at 16:00 at our principal executive offices in order to elect our directors and to resolve to pay dividends in the amount of $0.02 per share on January 15, 2003 to the stockholders of record as of December 31, 2002.
On December 23, 2003, we filed an amendment to this Form 8-K to correct a typographical error.

Item 14. Controls and Procedures

Our Principal Executive Officer/Principal Financial Officer evaluated our disclosure controls and procedures within the 90 days preceding the filing date of this annual report. Based upon this evaluation, the Principal Executive
Officer/Principal Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and
Exchange Commission.

There were no significant changes in our internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the evaluation date.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               XFONE, INC.
               (Registrant)

                                      By /s/Guy Nissenson
Date: March 31, 2003                     Guy Nissenson
                                         President, Principal Executive Officer,
                                         Principal Financial Officer, Principal
                                         Accounting Officer, and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                   Title                                 Date

/s/Abraham Keinan
Abraham Keinan                Chairman of the Board             March 31, 2003

/s/Guy Nissenson
Guy Nissenson                 President,                        March 31, 2003
                              Principal Executive Officer,
                              Principal Financial Officer,
                              Principal Accounting Officer,
                              and Director

CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Guy Nissenson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Xfone, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Xfone,
Inc. as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Xfone, Inc.
and have:
a) designed such disclosure controls and procedures to ensure that material information relating to Xfone, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of Xfone, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

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

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Guy Nissenson
Guy Nissenson
President, Principal Executive Officer, Principal Financial Officer, and
Principal Accounting Officer

