Form 10QSB
period 2003-03-31
XFONE INC
filed 2003-05-15
CIK 1126216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

On March 31, 2003, the issuer had 5,071,539 shares of common stock outstanding, no par value per share.

                           Xfone, Inc. and Subsidiary
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31 2003.

                                      INDEX

                                                                      Page
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Balance Sheets As of March 31, 2003 (Unaudited)
     and as of December 31, 2002......................................5 - 6

   Statements of Operations (Unaudited) for the Three Months
     Ended March 31, 2003 and Year end at December 31, 2002.............7

   Statement of Changes in Shareholders' Equity For the Three
     Months Ended March 31, 2003........................................8

   Statements of Cash Flow (Unaudited) For the Three Months
     Ended March 31, 2003 and Year end at December 31, 2002...........9 - 10

   Notes to Consolidated Financial Statements...........................11

   Item 2 - Management's Discussion and Analysis and Plan of
     Operations.........................................................24

   Item 3 - Controls and Procedures.....................................26

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Forward-Looking Statements

This quarterly report for the period ended March 31, 2003 on Form 10-QSB contains forward looking statements. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue,"
"is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 1 - Financial Statements

                           Xfone, Inc. and Subsidiary

                        CONSOLIDATED FINANCIAL STATEMENTS
                              As of March 31, 2003

                                    CONTENTS

                                                               PAGE

   Balance Sheet                                                5-6
   Statement of Operations                                       7
   Statement of Changes in Shareholders' Equity                  8
   Statement of Cash Flows                                      9-10
   Notes to Consolidated Financial Statements                  11-23

                           Xfone, Inc. and Subsidiary

                                   BALANCE SHEET

                                     March          December          March        December
                                     2003             2002             2003          2002
                                  (Unaudited)                      (Unaudited)
                                  -----------      -----------     ----------     ----------
                                                                   Convenience translation
                                                                          into U.S.$
Current assets

Cash                              £   631,645      £   471,963     $  994,842     $  755,141
Accounts receivable, net              922,908          960,729      1,453,580      1,537,166
Prepaid expenses and other
  receivables (Note 4)                132,863          180,585        209,260        288,936
Loan to shareholder (Note 5)           45,558           45,558         71,754         72,893
                                  -----------      -----------     ----------     ----------
Total Current Assets                1,732,975        1,658,835      2,729,435      2,654,136
                                  -----------      -----------     ----------     ----------
Loan to shareholder (Note 5)          232,666          257,572        366,449        412,115
                                  -----------      -----------     ----------     ----------

Investments (Note 6)                      515              515            811            824
Fixed assets (Note 6)

Cost                                  597,790          559,471        941,520        895,154
Less - accumulated depreciation      -321,273         (306,577)      -506,005       -490,523
                                  -----------      -----------     ----------     ----------
Total fixed assets                    277,032          253,409        436,326        405,454
                                  -----------      -----------     ----------     ----------

Total assets                      £2,242,673       £ 2,169,816     $3,532,210     $3,471,706
                                  ===========      ===========     ==========     ==========

                                        5

                           Xfone, Inc. and Subsidiary

                              BALANCE SHEET, Cont'd

                                     March          December          March        December
                                     2003             2002             2003          2002
                                  (Unaudited)                      (Unaudited)
                                  -----------      -----------     ----------     ----------
                                                                   Convenience translation
                                                                          into U.S.$
Current liabilities

Dividend  payable                 £         -      £    63,261     $        -     $  101,218
Notes payable - current portion
  (Note 8)                              4,000            4,000          6,300          6,400
Trade payables                      1,280,262        1,176,183      2,016,413      1,881,893
Other liabilities and accrued
  expenses (Note 7)                   160,298          197,053        252,469        315,285
Obligations under capital
  leases - current portion             21,530           21,530         33,909         34,448
                                  -----------      -----------     ----------     ----------
Total current liabilities           1,466,090        1,462,027      2,309,091      2,339,243

Deferred taxes                         25,000           25,000         39,375         40,000
Notes payable (Note 8)                  6,166            7,167          9,712         11,467
Obligation under capital lease         28,085           34,026         44,233         54,442
                                  -----------      -----------     ----------     ----------
Total liabilities                 £ 1,525,341      £ 1,528,220     $2,402,412     $2,445,152
                                  -----------      -----------     ----------     ----------

Shareholders' equity (Note 9)
Preferred stock - 50,000,000
  shares authorised, none
  issued
Common stock:
  25,000,000 shares authorised,
  £.0006896 par value;
  5,071,539 issued and
  outstanding                           3,490            3,490          5,497          5,584
Contributions in excess
  of shares                           184,981          180,219        291,345        288,350
Receipt on account of shares                                                               0
Retained earnings                     528,861          457,887        832,956        732,619
                                  -----------      -----------     ----------     ----------
Total shareholders' equity            717,332          641,596      1,129,798      1,026,554
                                  -----------      -----------     ----------     ----------
Total liabilities and
  shareholders' equity            £ 2,242,673      £ 2,169,816     $3,532,210     $3,471,706
                                  ===========      ===========     ==========     ==========

                                        6

                           Xfone, Inc. and Subsidiary

                             STATEMENT OF OPERATIONS

                               Three Months  Three Months   Year Ended     Three Months   Three Months    Year Ended
                                  Ended         Ended                          Ended           Ended
                                  Mar-03        Mar-02        Dec-02          Mar-03         Mar-02         Dec-02
                               -----------   -----------   ------------    ------------   ------------   ------------
                                                                               Convenience translation into U.S.$

Revenues                       £ 1,074,662   £   913,920   £  3,761,147    $  1,692,593   $  1,325,184   $  6,017,835
Cost of revenues                  (573,975)     (574,182)    (2,194,792)       (904,011)      (832,564)    (3,511,667)
                               -----------   -----------   ------------    ------------   ------------   ------------
Gross profit                       500,687       339,738      1,566,355         788,581        492,620      2,506,168
                               -----------   -----------   ------------    ------------   ------------   ------------

Operating expenses: (Note 13)
Research and development            (9,000)       (7,500)       (32,000)        (14,175)       (10,875)       (51,200)
Marketing and selling             (199,311)      (60,448)      (320,418)       (313,915)       (87,650)      (512,669)
General and administrative        (200,202)     (171,081)      (878,335)       (315,318)      (248,067)    (1,405,336)
                               -----------   -----------   ------------    ------------   ------------   ------------
Total operating expenses          (408,513)     (239,029)    (1,230,753)       (643,408)      (346,592)    (1,969,205)
                               -----------   -----------   ------------    ------------   ------------   ------------

Operating profit               £    92,174   £   100,709   £    335,602    $    145,174       $146,028       $536,963
Financing expenses - net
  (Note 13)                         (7,355)      (10,366)       (12,837)        (11,584)       (15,031)       (20,539)
Other income                   £     3,154   £     1,273   £     11,029    $      4,968         $1,846        $17,646

Income before taxes                 87,974        91,616        333,794         138,558        132,843        534,070
Taxes on income                    (17,000)      (22,904)       (92,813)        (26,775)       (33,211)      (148,501)
                               -----------   -----------   ------------    ------------   ------------   ------------
Net income                     £    70,974   £    68,712   £    240,981    $    111,783   $     99,632   $    385,570
                               ===========   ===========   ============    ============   ============   ============
Earnings Per Share:
Basic                          £      0.01   £      0.01   £       0.05    $       0.02   $       0.01   $       0.08
                               ===========   ===========   ============    ============   ============   ============
Diluted                        £      0.01   £      0.01   £       0.04    $       0.02   $       0.01   $       0.06
                               ===========   ===========   ============    ============   ============   ============

                                        7

                           Xfone, Inc. and Subsidiary

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                Number of             Contributions                Total
                                Ordinary      Share    in excess of   Retained  Shareholders'
                                 Shares      Capital    par value     Earnings     Equity
                               -----------   -------  -------------  ---------  -------------
Balance at January 1, 2002       5,000,000   £ 3,448   £    140,865  £ 280,167   £    424,480
Issuance of shares                  60,889        42         39,354          -         39,396
Net income                               -         -              -    240,981        240,981
Dividend payable                                                       (63,261)       (63,261)
                               -----------   -------  -------------  ---------  -------------
Balance at December 31, 2002     5,060,889   £ 3,490   £    180,219  £ 457,887   £    641,596
                               ===========   =======  =============  =========  =============

Balance at January 1, 2003       5,060,889   £ 3,490   £    180,219  £ 457,887   £    641,596
Issuance of shares                  10,650         -          4,762          -          4,762
Net income                               -         -              -     70,974         70,974
Dividend payable                                                             -              -
                               -----------   -------  -------------  ---------  -------------
Balance at March 31, 2003        5,071,539   £ 3,490   £    184,981  £ 528,861   £     717,332
                               ===========   =======  =============  =========  =============

Convenience translation into U.S.$:
Balance at January 1, 2003       5,060,889   $ 5,584   $    288,350  $ 732,619   $  1,026,554
Issuance of shares                  10,650         0          7,500          0          7,500
Net income                               -         0              0    111,784        111,784
Change of currency rates                         (87)        (4,505)   (11,447)       (16,039)
Dividend payable                                                             -              -
                               -----------   -------  -------------  ---------  -------------
Balance at March 31, 2003        5,071,539   $ 5,497   $    291,345  $ 832,956   $  1,129,799
                               ===========   =======  =============  =========  =============

                           Xfone, Inc. and Subsidiary

                            STATEMENTS OF CASH FLOWS

                                                 Three months      Year       Three months       Year
                                                    Mar-31        Dec-31         Mar-31         Dec-31
                                                     2003          2002           2003           2002
                                                 ------------  ----------     -----------     ----------
                                                                              Convenience translation
                                                                                     into U.S.$

Cash flow from operating activities

Net income                                        £   70,974   £  240,981     $   111,784     $  385,570
Adjustments to reconcile net cash
  provided by (used in) operating activities         129,207      107,169         203,502        171,470
                                                  ----------   ----------     -----------     ----------
Net cash provided by operating activities            200,181      348,150         315,286        557,040
                                                  ----------   ----------     -----------     ----------
Cash flow from investing activities
Investments made in year                                   -         (515)              -           (824)
Purchase of equipment                                (38,319)    (152,757)        (60,352)      (244,411)
Net cash used in investing activities                (38,319)    (153,272)        (60,352)      (245,235)
                                                  ----------   ----------     -----------     ----------

Cash flow from financing activities
Repayment of long term debt                           (6,942)      (9,970)        (10,934)       (15,952)
Proceeds from issuance of long term debt                   -            -               -              -
Proceeds from issuance of common stock                 4,762        7,812           7,500         12,499

Net cash provided by financing activities             (2,180)      (2,158)         (3,434)        (3,453)
                                                  ----------   ----------     -----------     ----------

Net increase in cash                                 159,682      192,720         251,501        308,352

Cash, beginning of year                              471,963      279,243         743,342        446,789

Cash at end of year                               £  631,645   £  471,963     $   994,842     $  755,141
                                                  ==========   ==========     ===========     ==========

Supplement disclosures of cash flow information
Net cash paid during the first year for:
Income taxes                                      £        -   £   41,723     $         -     $   66,757
                                                  ==========   ==========     ===========     ==========
Interest                                          £        -   £   12,816     $         -     $   20,506
                                                  ==========   ==========     ===========     ==========

                           Xfone, Inc. and Subsidiary

                        STATEMENTS OF CASH FLOWS (Cont.)

(1)  Adjustments to reconcile net income to net cash provided by operating activities

                                                 Three months      Year       Three months       Year
                                                    Mar-31        Dec-31         Mar-31         Dec-31
                                                     2003          2002           2003           2002
                                                 ------------  ----------     -----------     ----------
                                                                              Convenience translation
                                                                                     into U.S.$

Depreciation                                      £   14,696   £   58,300     $    23,146     $   93,280
                                                  ----------   ----------     -----------     ----------
Stock issued for professional services                     -       31,546               -         50,474
                                                  ----------   ----------     -----------     ----------
Changes in assets and liabilities:
(Increase) in trade receivables                       37,820     (233,770)         59,567       (374,032)
(Increase) decrease in other receivables              47,722      (65,570)         75,162       (104,912)
(Increase) in shareholder loans                       24,906      (20,783)         39,227        (33,253)
(Decrease ) In Dividend payable                      (63,261)           -               -              -
Increase in trade payables                           104,079      214,607         163,924        343,371
(Decrease) in other payables                         (36,755)     117,839         (57,889)       188,542
Increase in deferred taxes                                 -        5,000               -          8,000
                                                  ----------   ----------     -----------     ----------
Total adjustments                                    114,511       17,323         279,991         27,717
                                                  ----------   ----------     -----------     ----------
                                                  £  129,207   £  107,169     $   303,137     $  171,470
                                                  ==========   ==========     ===========     ==========

                           Xfone, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organisation and Nature of Business

A.   Xfone, Inc. ("Xfone") was incorporated in Nevada, U.S.A. in September, 2000 and is a provider of long distance voice and data telecommunications services, primarily in the United Kingdom. The financial statements consolidate the operations of Xfone and Swiftnet Limited. ("Swiftnet") (the
     "Predecessor"), its wholly owned U.K. subsidiary, (collectively the
     "Company") from January 1, 2000 through March 31, 2003 (see Note 3).

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

C.   The financial statements have been translated into U.S. dollars using the rate of exchange of the U.S. dollar at December 31, 2002 and March 31,
     2003. The translation was made solely for the convenience of the readers.
     It should be noted that the £ figures do not necessarily represent the current cost amounts of the various elements presented and that the translated U.S. dollars figures should not be construed as a representation that the £ currency amounts actually represented, or could be converted into, U.S. dollars. The representative rate of exchange of the £ at
     December 31, 2002 was £1 = 1.60 U.S.$, and at March 31, 2003 was £1 = 1.575.

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

                                             £
      December 31,2002                    190,550
      March  31,2003                       61,274

C.   Equipment
     Equipment is stated at cost. Depreciation is calculated by the declining balance method over the estimated useful lives of the assets. Annual rates of depreciation are as follows.

                                       Method             Useful Life
                                       ------             -----------
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

F.   Use of Estimated
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reports amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

G.   New Accounting Pronouncements
     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS
     No. 143 "Accounting For Asset Retirement Obligations2 which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs; SFAS No. 141 "Business Combinations", which addresses the financial accounting and reporting for business combinations; SFAS No. 142
     "Goodwill and Other Intangible Assets", which addresses the financial accounting and reporting of acquired goodwill and other intangible assets.
     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of these statements are not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

H.   Earnings Per Share
     Earnings per share are calculated and reported in accordance with Statement of Financial Accounting Standards No. 128, Earning Per Share ("EPS") ("SFAS
     128"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity.

                           Xfone, Inc. and Subsidiary

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 2 -      Significant Accounting Policies (Cont.)

I.   Income Taxes
     Income taxes are accounted for under Statement of Financial Accounting
     Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

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

                          Xfone, Inc. and Subsidiaries

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 4 - Prepaid Expenses and Other Receivables

                                           March 31,          March 31,
                                            2003                2003
                                          ----------     --------------------
                                                             Convenience
                                                         translation into US$

         Due from Swiftglobal, Ltd.
           (non-affiliated entity)        £   54,775          $    86,270
         Other prepaid expenses               66,127              104,150
         Others receivables                   11,961               18,839

                                          £  132,863          $   209,260
                                          ==========          ===========

Note 5 - Loan to Shareholders

The Company has a non-interest bearing demand loan of £45,558 due from shareholders. In addition, the Company has a non-interest bearing loan of
£232,666 due from such shareholders which has been classified as due in over one year.

                          Xfone, Inc. and Subsidiaries

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

                                                     Mar-31           Mar-31
                                                      2003             2003
                                                  ----------   --------------------
Note 6 - Fixed Assets                                             Convenience
                                                               translation into US$
         Cost
         Machinery and equipment                  £  298,637      $     470,353
         Office furniture and equipment               68,083            107,230
         Motor vehicle                                35,000             55,125
         Development costs                            32,060             50,495
         Property held under capital lease                 -                  -
                  Switching equipment                164,011            258,317
                                                  ----------      --------------
                                                  £  597,790      $     941,520

         Accumulated Depreciation
         Machinery and equipment                     211,935            333,797
         Office furniture and equipment               48,931             77,067
         Motor vehicle                                24,617             38,772
         Development costs                            10,019             15,780
         Property held under capital lease                 -                  -
                  Switching equipment                 25,771             40,590
                                                  ----------      --------------
                                                  £  321,273      $     506,005
                                                  ==========      =============

Note 6 - Investments

         Holdings of more than 20%

         The company holds more than 20% of the share capital of the following companies:

         Company                 Country of Incorporation   Class     Shares held %

         Auracall Limited        England and Wales          Ordinary       47
         Story Telecom Limited   England and Wales          Ordinary       40

                          Xfone, Inc. and Subsidiaries

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

                                                       March            March
                                                       2003              2003
                                                     ---------       -----------
Note 7 - Other Liabilities and Accrued Expenses

         Corporate taxes                             £ 85,000        $   133,876
         Professional fees                             41,375             65,166
         Payroll and other taxes                       15,644             24,639
         Others                                        18,279             28,789
                                                     ---------       -----------
                                                     £160,298        $   252,469
                                                     =========       ===========

Note 8 - Notes Payable

                                                       March            March
                                                       2003             2003
                                                     ---------       -----------
                                                                     Convenience
                                                                     translation
                                                                      into US$

         First National Finance - maturity 2005,
          annual interest rate 7.16%                 £  5,500        $     8,662
         Newcourt - maturity 2005, annual
          interest rate 7.16%                           4,667              7,350
                                                     ---------       -----------
                                                       10,167             16,012
         Less: current portion                         (4,000)            (6,300)
                                                     ---------       -----------
         Notes payable - non current                 £  6,167        $     9,712
                                                     =========       ===========

                          Xfone, Inc. and Subsidiaries

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 8 - Notes Payable (cont.)

         B. Maturities of notes payable are as follows

                                                 Convenience
                                             translation into U.S.$
                                             ----------------------
                 March 31
                 --------
                  Year 1      £ 4,000            $    6,300
                  Year 2        4,000                 6,300
                  Year 3        1,167                 1,838
                              -------            ----------
                              £ 9,167            $   14,438
                              =======            ==========

Note 9 - Capital Lease Obligations

The Company is the lessee of switching equipment under capital leases expiring in various years through 2005. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expenses for 2002.

Minimum future lease payments under capital leases as of March 31, 2003 for each of the next five years are:
                                                                       Convenience
                                                                       translation
                                                                       into U.S.$
         March 31                                                      -----------
         --------
           Year 1                                     £ 25,529          $ 40,208
           Year 2                                       25,529            40,208
           Year 3                                        9,920            15,624
                                                      --------          --------
         Total minimum lease payments                   60,978            96,040
         Less: amount representing interest             (9,943)          (15,660)
                                                      --------          --------
         Present value of net minimum lease payment   £ 51,035          $ 80,380
                                                      ========          ========

Interest rates on capitalized leases vary up to 9.6%

                          Xfone, Inc. and Subsidiaries

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

The following table reflects the Company's deferred tax assets and (liabilities)
at March 31, 2003:

                                                                       Convenience
                                                                       translation
                                                                       into U.S.$
                                                                       -----------

         Accelerated tax writeoff of fixed assets     £ 25,000          $ 39,375
                                                      --------          --------
         Net deferred liability                       £ 25,000           $39,375
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

During November 2001, the Company issued 105,000 shares of common stock to its attorneys as compensation for services rendered in connection with the successful initial registration and offering of the Company's shares which was effective December 28, 2001. The value of the stock at the time of its issuance was charged to professional fees. During July 2001, the Company issued 95,000 shares of common stock to the Swiftnet Management Fund to be distributed by such fund at will.

                           Xfone, Inc. and Subsidiary

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 12 -  Earnings Per Share

                                                                          2002
                                                                    Weighted Average
                                                 --------------------------------------------------------
                                                    Income         Shares       Per Share      Per Share
                                                 (Numerator)    (Denominator)    Amounts        Amounts
                                                 --------------------------------------------------------
                                                                                              Convenience
                                                                                              translation
                                                                                               into U.S.$
                                                 --------------------------------------------------------

    Net Income                                    £ 240,981
    Basic EPS:
       Income available to common stockholders      240,981       5,033,444      £ 0.05          $0.08

    Effect of dilutive securities:
       Options                                            -         500,000

    Basic EPS:
       Income available to common stockholders    £ 240,981       5,533,444      £ 0.04          $0.07

                                                                          2001
                                                                    Weighted Average
                                                 --------------------------------------------------------
                                                    Income         Shares       Per Share      Per Share
                                                 (Numerator)    (Denominator)    Amounts        Amounts
                                                 --------------------------------------------------------
                                                                                              Convenience
                                                                                              translation
                                                                                               into U.S$
                                                 --------------------------------------------------------
    Net Income                                    £ 145,606

    Basic EPS:
       Income available to common stockholders      145,606       4,848,333      £ 0.03          $0.05
    Effect of dilutive securities:
       Options                                            -         500,000
    Basic EPS:
       Income available to common stockholders    £ 145,606       5,348,333      £ 0.03          $0.04

                           Xfone, Inc. and Subsidiary

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 13 - Selected Statement of Operations Data

                                 Three Months Ended     Year Ended       Three Months Ended     Year Ended
                                     31-Mar               31-Dec               31-Mar             31-Dec
                                      2003                 2002                 2003               2002
                                 ------------------   ---------------    ------------------   --------------
                                                                          Convenience translation into U.S.$
                                                                         -----------------------------------
   A. Marketing & Selling:
   Distribution costs            £                -   £             -    $                -   $            -
   Salaries & benefits                            -                 -                     -                -
   Advertising                                5,086            22,401                 8,010           35,842
   Consultancy                               11,570            59,372                18,222           94,995
   Commissions                              182,655           174,835               287,682          279,736
   Others                                         -            63,810                     -          102,096
                                 ------------------   ---------------    ------------------   --------------
                                 £          199,311   £       320,418    $          313,915   $      512,669
                                 ==================   ===============    ==================   ==============
   B. General & Administrative:
   Salaries & benefits           £           65,908           268,884    $          103,806   $      430,214
   Rent & maintenance                        22,314            90,916                35,144          145,466
   Communications                             8,534            11,539                13,442           18,462
   Professional fees                         55,532           142,863                87,462          228,581
   Bad debts                                      -           226,984                     -          363,174
   Depreciation                              14,697            58,300                23,147           93,280
   Others                                    33,217            78,849                52,317          126,158
                                 ------------------   ---------------    ------------------   --------------
                                 £          200,202   £       878,335    $          315,318   $    1,405,336
                                 ==================   ===============    ==================   ==============

                           Xfone, Inc. and Subsidiary

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 13 - Selected Statement of Operations Data (cont.)

                                 Three Months Ended     Year Ended       Three Months Ended     Year Ended
                                     31-Mar               31-Dec               31-Mar             31-Dec
                                      2003                 2002                 2003               2002
                                 ------------------   ---------------    ------------------   --------------
                                                                          Convenience translation into U.S.$
                                                                         -----------------------------------
   C. Financing Expenses, Net:

   Bank interest & charges       £            4,121   £         1,607    $            6,593   $        2,571
   Hire purchase interest                       968             8,476                 1,549           13,562
   Foreign currency exchange                 (3,219)               21                (5,150)              34
   Other interest and charges                 5,485             2,733                 8,776            4,373
                                 ------------------   ---------------    ------------------   --------------
                                 £            7,355   £        12,837    $           11,767   $       20,539
                                 ==================   ===============    ==================   ==============

Note 14 - Related Party Transactions

                                 Three Months Ended     Year Ended       Three Months Ended     Year Ended
                                     31-Mar               31-Dec               31-Mar             31-Dec
                                      2003                 2002                 2003               2002
                                 ------------------   ---------------    ------------------   --------------
                                                                          Convenience translation into U.S.$
                                                                         -----------------------------------

   Shareholders' salaries        £           15,000   £        42,000    $           23,625   $       67,200
   Shareholders' pensions                         -                                       -
   Campbeltown Business Ltd.
      Consulting fees            £           23,717   £        59,372    $           37,354   $       94,995

Note 15 -  Financial Commitments
The Company has annual rent commitments under a non-cancellable operating lease of £38,200, which terminates in 2012.

Item 2 - Management's Discussion and Analysis and Plan of Operations

The following and analysis provides information that we believe is relevant to our results of operations and an assessment of our financial condition, and should be read in conjunction with our financial statements and related notes appearing elsewhere in the Form 10-QSB. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe," "expect,"
"may," "anticipates," or similar expressions are intended to identify "forward-
looking statements." Actual results could differ materially from those projected in the forward-looking statements as as result of a number of risks and uncertainties pertaining to our long distance, voice and data communications services business. The terms "Company," "we," "our" or "us" are used in this discussion to refer to Xfone, Inc. and its wholly owned subsidiary, Swiftnet.

Three Months Ended March 31, 2003 and 2002

Consolidated Statement of Operations

Revenues. Revenues for the three months ended March 31, 2003 increased by 18% to
£1,074,662 ($1,692,593) from £913,920 ($1,325,184) for the same period in 2002.
The increase in revenues is attributed mainly to growth in revenues generated from our voice telephony services.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues was not materially changed, with £573,975 ($904,011) for the three months ended
March 31, 2003 and £574,182 ($832,564) for the three months ended March 31, 2002, representing 53.4% and 62.8% of the total revenues for the three months ended
March 31, 2003 and March 31, 2002, respectively. The absence of any material change in the cost of revenues is attributable to lower rates that the Company negotiated and concluded with its largest suppliers.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the three months ended March 31, 2003 and 2002, respectively, gross profit was
£500,687 ($788,581) and £339,738 ($492,620), which represents a 47% increase.
The gross profit as a percentage of revenues increased to 46.6% for the three months ended March 31,2003, from 37.2% for the three months ended March 31,
2002. The increase of the gross profit as a percentage of revenues is attributed to the lower rates that the Company paid in the three months ended March 31,
2003.

Research and Development. Research and development expenses were £9,000
($14,175) and £7,500 ($10,875) for the three month ended March 31, 2002 and 2001, respectively, representing 0.8% and 0.8% of revenues of the three months ended March 31, 2003 and 2002, respectively. The expenses consist of labor costs of the research and development manager and other related costs.
Main developments relate to the development of the Xfone web site and its interconnections, the upgrade of software for our telephone platforms, billing systems, messaging services, and the resellers support package.

Marketing and Selling Expenses. Marketing and selling expenses increased to
£199,311 ($313,915) from £60,448 ($87,650) for the three months ended March
31, 2003 and 2002, respectively. Marketing and selling expenses as percentage of revenues were 18.5% and 6.6% for the three months ended March 31, 2003 and 2002, respectively. The increase in marketing expenses is attributable to the increasing revenues derived from commission related activities.

General and Administrative Expenses. General and administrative expenses increased to £200,202 ($315,318) for the three months ended March 31,
2003, from £171,081 ($248,067) for the three months ended March 31,2002.
As a percentage of revenues General and administrative expenses remained essentially unchanged at 18.6% for the three months ended March 31, 2003 and
18.7% for the three months ended March 31, 2002.

Financing Expenses. Financing expenses, net, increased to £7,355 ($11,584)
for the three months ended March 31, 2003 from £10,366 ($15,031) for the year ended December 31, 2002.

Income Before Taxes. Income before taxes for the three months ended March 31,
2003 decreased by 4% to £87,974 ($138,558) from £91,616 ($132,843) for the three months ended March 31, 2002. The decrease of the income before taxes is attributable primarily to the increase of our marketing costs and currency fluctuation. Income before taxes as a percentage of revenues was 10% for the three months ended March 31, 2003 and 9.4% for the three months ended March 31,
2002.

Taxes on Income. Taxes on income for the three months March 31, 2003 amounted to
£17,000 ($26,775), which represents 16% of the income before taxes as compared with £22,904 ($33,211) for the three months ended March 31, 2002.

Net Income. Net income for the three months ended March 31, 2002 amounted to
£70,974 ($111,783) and represents 6.6% of the revenues, as compared with
£68,712 ($99,632) for the three months ended March 31, 2001 that represent
7.5% of the revenues.

Earning per share

The earning per share for the three months ended March 31, 2003 was £0.014
($0.02) for the basic 5,071,539 Shares and £0.013 ($0.02) for diluted number of shares including the option to buy 500,000 shares.

Balance Sheet

Current Assets. Current Assets amounted to £1,920,083 ($3,024,130) as of
March 31, 2003 as compared to £1,658,835 ($2,654,136) as of December 31,
2002. This increase in our current assets is mainly attributable to the growth in our revenues and cash positions.

Loan to shareholder. Loan to shareholder amounted to £278,224 ($438,202)
as of March 2003, as compared to £303,130 ($477,429) as of December
31,2002. As of March 31, 2003 £45,558 ($72,893) of the loan is classified as a current asset.

Fixed assets. Fixed assets after accumulated depreciation increased to
£277,032 ($436,326) as of March 31, 2003 as compared with £252,894
($404,631) as of December 31, 2002.

Current Liabilities. As of March 31, 2003 Current Liabilities increased by
£4,063 ($6,399) to £1,466,090 ($2,309,091) as compared with
£1,462,027 ($2,339,244) as of December 31, 2002.

Liquidity and Capital resources March 31 2003.

Net cash provided by operating activities for the three months ended March 31,
2003 was £200,181 ($315,286). The cash provided by operating activities was primarily attributable to our increase in trade payables and our net income.

Cash at March 31, 2003 amounted to £631,645 ($994,842) an increase of
£159,682 ($239,701) since December 31,2001.

Our commitments for capital expenditures as of December 31, 2002 were
£46,149 ($66,916). The purpose of the commitment was buying equipment.

We shall continue to finance our operations and fund the commitments for capital expenditures mainly from the cash provided from operating activities. We believe that our future cash flow from operations together with our current cash will be sufficient to finance our activities through the years 2003 and 2004. We plan to raise money through a public or private placement to fund the implementation of an expanding operational plan.

Impact of Inflation and Currency Fluctuations.

As of March 31, 2003 we deal with only two currencies, British Pounds and United
States Dollars. Even when we do business in other countries rather than the
United Kingdom or the United States we sell and buy in either U.K. Pounds or
U.S. Dollars.

Most of our revenues and Current Assets are in British Pounds, the long-term loan to a shareholder is all in U.K. Pounds.

Our Cost of Revenues is all in British Pounds, most of our liabilities, operating and financing expenses are in British Pounds. The remainder of the
Assets, Liabilities, Revenues and expenditures are in U.S. Dollars.

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

If rate of inflation will cause a raise in salaries or other expenses and the market conditions will not allow us to raise prices proportionally, it will have a negative effect on the value of our assets and on our profitability.

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

We hereby incorporate the following additional documents by reference: (a) our
Forms 10-KSB for the year ended December 31, 2001 which was filed on March 27,
2002, and for the year ended December 31, 2002 which was filed on March 31,
2003; (b) our Registration Statement on Form SB-2 and all amendments thereto which was filed on August 10, 2001 and amended on October 16, 2001, November 28,
2001, December 27, 2001, December 28, 2001, February 4, 2002, March 3, 2003, and
April 8, 2003; (c) our Forms 10-QSB for the periods ended March 31, 2002 which was filed on May 14, 2002, June 30, 2002 which was filed on August 13, 2002 and amended on August 20, 2002, and September 30, 2002 which was filed on November
14, 2002.

b)  Reports on Form 8-K
None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated: May 15, 2003             XFONE, INC.

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

Date: May 15, 2003

/s/ Guy Nissenson
    Guy Nissenson
President/Chief Executive Officer/Chairman of the Board/Chief Financial
Officer/Chief Accounting Officer

