Form 10QSB
period 2003-06-30
XFONE INC
filed 2003-08-14
CIK 1126216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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
On June 30, 2003, the issuer had 5,101,154 shares of common stock outstanding, no par value per share.

                           Xfone, Inc. and Subsidiary
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30 2003

                                      INDEX

                                                                      Page
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Balance Sheets As of June 30, 2003 (Unaudited)
     and as of December 31, 2002......................................5 - 6

   Statements of Operations (Unaudited) for the Three Months
     Ended June 30, 2003 and Year end at December 31, 2002.............7

   Statement of Changes in Shareholders' Equity For the Three
     Months Ended June 30, 2003........................................8

   Statements of Cash Flow (Unaudited) For the Three Months
     Ended June 30, 2003 and Year end at December 31, 2002...........9 - 10

   Notes to Consolidated Financial Statements.......................11 - 23

   Item 2 - Management's Discussion and Analysis and Plan of
     Operations.......................................................24

   Item 3 - Controls and Procedures...................................27

PART II - OTHER INFORMATION

                                      2

PART I - FINANCIAL INFORMATION

Forward-Looking Statements
This quarterly report for the period ended June 30, 2003 on Form 10-QSB contains forward looking statements. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue,"
"is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                                       3

FINANCIAL REPORTS

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                               as of June 30, 2003

                                       4

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
                                  BALANCE SHEET

                                    June        December       June        December
                                    2003          2002         2003          2002
                                 (Unaudited)                (Unaudited)
                                 -----------  -----------   -----------  ------------
                                                             Convenience translation
                                                                    into U.S.$
                                                            ------------------------
Current assets

Cash                             £   747,775   £  471,963   $ 1,233,829  $   755,141

Accounts receivable, net           1,086,645      960,729     1,792,964    1,537,166

Prepaid expenses and other
  receivables (Note 4)               176,088      180,585       290,545      288,936

Loan to shareholder (Note 5)          63,924       45,558       105,475       72,893

Total Current Assets               2,074,432    1,658,835     3,422,813    2,654,136
                                 -----------  -----------   -----------  -----------

Loan to shareholder (Note 5)         232,666      257,572       383,899      412,115
                                 -----------  -----------   -----------  -----------

Investments (Note 6)                     515          515           850          824

Fixed assets (Note 6)

Cost                                 738,892      559,471     1,219,172      895,154

Less - accumulated depreciation     -345,087    (306,577)      -569,394     -490,523
                                 -----------  -----------   -----------  -----------

Total fixed assets                   394,320      253,409       650,627      405,454
                                 -----------  -----------   -----------  -----------

Total assets                     £ 2,701,418  £ 2,169,816   $ 4,457,339  $ 3,471,706
                                 ===========  ===========   ===========  ===========

                                        5

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
                                  BALANCE SHEET

                                    June        December       June        December
                                    2003          2002         2003          2002
                                 (Unaudited)                (Unaudited)
                                 -----------  -----------   -----------  ------------
                                                             Convenience translation
                                                                    into U.S.$
                                                            ------------------------
Current liabilities
Dividend  payable                £       -    £    63,261   $         0  $    101,218
Notes payable - current
  portion (Note 8)                     4,000        4,000         6,600         6,400
Trade payables                     1,473,746    1,176,183     2,431,682     1,881,893
Other liabilities and accrued
  expenses (Note 7)                  219,699      197,053       362,503       315,285
Obligations under capital
  leases - current portion            62,204       21,530       102,637        34,448
                                 -----------  -----------   -----------  ------------

Total current liabilities          1,759,650    1,462,027     2,903,423     2,339,243

Deferred taxes                        25,000       25,000        41,250        40,000
Notes payable (Note 8)                 5,166        7,167         8,525        11,467
Obligation under capital lease        88,136       34,026       145,425        54,442
                                 -----------  -----------   -----------  ------------

Total liabilities                  1,877,952    1,528,220     3,098,622     2,445,152
                                 -----------  -----------   -----------  ------------

Shareholders' equity (Note 9)
Preferred stock - 50,000,000
 shares authorised, none issued
Common stock:
25,000,000 shares authorised,
 £.0006896 par value;
 5,101,154 issued and
 outstanding                           3,518        3,490         5,803         5,584
Contributions in excess
 of shares                           189,526      180,219       312,718       288,350
Receipt on account of shares                                          0             0
Retained earnings                    630,422      457,887     1,040,196       732,619
                                 -----------  -----------   -----------  ------------

Total shareholders' equity           823,466      641,596     1,358,717     1,026,554
                                 -----------  -----------   -----------  ------------
Total liabilities and
 shareholders' equity            £ 2,701,418  £ 2,169,816   $ 4,457,339  $  3,471,706
                                 ===========  ===========   ===========  ============

                                        6

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
                             STATEMENT OF OPERATIONS

                                Six Months   Three Months   Six Months   Three Months   Year Ended
                                  Jun-03        Jun-03        Jun-02        Jun-02        Dec-02
                               (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                               ------------  ------------  ------------  ------------  ------------
Revenues                       £  2,485,609  £  1,410,947  £  1,719,290  £    805,370  £  3,761,147
Cost of revenues                - 1,430,717   -   856,742   - 1,044,177   -   469,995   - 2,194,792
                               ------------  ------------  ------------  ------------  ------------
Gross profit                      1,054,892       554,205       675,113       335,375     1,566,355
                               ------------  ------------  ------------  ------------  ------------
Operating expenses: (Note 13)
Research and development        -    19,000   -    10,000   -    15,000   -     7,500   -    32,000
Marketing and selling           -   449,523   -   211,616   -    98,436   -    37,988   -   320,418
General and administrative      -   366,170   -   214,563   -   363,803   -   192,722   -   878,335
                               ------------  ------------  ------------  ------------  ------------
Total operating expenses        -   834,693   -   436,180   -   477,239   -   238,210   - 1,230,753
                               ------------  ------------  ------------  ------------  ------------

Operating profit                    220,199       118,025       197,874        97,165       335,602
Financing expenses - net
  (Note 13)                     -    10,864   -     3,509   -    19,118  -      8,752   -    12,837
Other income                            200   -     2,954         4,925         3,652        11,029
                               ------------  ------------  ------------  ------------  ------------
Income before taxes                 209,535       111,562       183,681        92,065       333,794
Taxes on income                 -    37,000   -    20,000   -    45,920  -     23,016  -     92,813
                               ------------  ------------  ------------  ------------  ------------
Net income                     £    172,535  £     91,562  £    137,761  £     69,049  £    240,981
                               ============  ============  ============  ============  ============
Earnings Per Share:
Basic                                  0.03          0.01          0.01          0.01          0.05
                               ============  ============  ============  ============  ============
Diluted                                0.03          0.01          0.01          0.01          0.04
                               ============  ============  ============  ============  ============

                                        7

                                Six Months   Three Months   Six Months   Three Months   Year Ended
                                  Jun-03        Jun-03        Jun-02        Jun-02        Dec-02
                               (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                               ------------  ------------  ------------  ------------  ------------
                                                Convenience translation into U.S.$
                               ------------  ------------  ------------  ------------  ------------
Revenues                       $  4,101,255  $  2,328,063  $  2,630,514  $  1,232,216  $  6,017,835
Cost of revenues                - 2,360,684   - 1,413,625   - 1,597,590   -   719,092   - 3,511,667
                               ------------  ------------  ------------  ------------  ------------
Gross profit                      1,740,572       914,438     1,032,924       513,124     2,506,168
                               ------------  ------------  ------------  ------------  ------------
Operating expenses: (Note 13)
Research and development        -    31,350   -    16,500   -    22,950   -    11,475   -    51,200
Marketing and selling           -   741,712   -   349,167   -   150,607   -    58,122   -   512,669
General and administrative      -   604,180   -   354,030   -   556,618   -   294,865   - 1,405,336
                               ------------  ------------  ------------  ------------  ------------
Total operating expenses        - 1,377,243   -   719,696   -   730,175   -   364,461   - 1,969,205
                               ------------  ------------  ------------  ------------  ------------

Operating profit                    363,329       194,742       302,749       148,662       536,963
Financing expenses - net
  (Note 13)                     -    17,926   -     5,790   -    29,250   -    13,391   -    20,539
Other income                            330   -     4,874         7,534         5,588        17,646
                               ------------  ------------  ------------  ------------  ------------
Income before taxes                 345,733       184,078       281,033       140,860       534,070
Taxes on income                -     61,050   -    33,000   -    70,258   -    35,214   -   148,501
                               ------------  ------------  ------------  ------------  ------------
Net income                     $    284,683  $    151,078  $    210,775  $    105,645  $    385,570
                               ============  ============  ============  ============  ============
Earnings Per Share:
Basic                          $       0.05  $       0.02  $       0.02  $       0.01  $       0.08
                               ============  ============  ============  ============  ============
Diluted                        $       0.05  $       0.02  $       0.02  $       0.01  $       0.06
                               ============  ============  ============  ============  ============

                                  7-(continued)

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                      Number of                 Contributions                 Total
                                      Ordinary                   in excess of   Retained   Shareholders'
                                       Shares    Share Capital     par value    Earnings      Equity
                                     ----------  -------------  -------------  ----------  -------------
Balance at January 1, 2002           £5,000,000     £3,448         £140,865    £  280,167   £   424,480
Issuance of shares                       60,889         42           39,354           -          39,396
Net income                                  -           -                -        240,981       240,981
Dividend payable                                                                -  63,261    -   63,261
                                     ----------  -------------  -------------  ----------  -------------

Balance at December 31, 2002         £5,060,889     £3,490         £180,219    £  457,887   £   641,596
                                     ----------  -------------  -------------  ----------  -------------

Balance at January 1, 2003            5,060,889     £3,490         £180,219    £  457,887   £   641,596
Issuance of shares                       40,265         28            9,307           -           9,335
Net income                                  -           -                -        172,535       172,535
Dividend payable                                                                      -             -
                                     ----------  -------------  -------------  ----------  -------------

Balance at March 31, 2003            £5,101,154     £3,518         £189,526    £  630,422   £   823,466
                                     ==========  =============  =============  ==========  =============

Convenience translation into U.S.$:
Balance at January 1, 2003           $5,060,889     $5,759         $297,361    $  755,514   $ 1,058,633
Issuance of shares                       40,265         45           15,357           -          15,357
Net income                                  -           -                -        284,683       284,683
Change of currency rates                                -                                           -
Dividend payable                                                                      -             -
                                     ----------  -------------  -------------  ----------  -------------
Balance at March 31, 2003            $5,101,154     $5,803         $312,718    $1,040,196   $ 1,358,673
                                     ==========  =============  =============  ==========  =============

                                        8

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
                            STATEMENTS OF CASH FLOWS

                                            Six months      Year        Six months        Year
                                             Jun-30        Dec-31         Jun-30         Dec-31
                                              2003          2002           2003           2002
                                                                    Convenience translation into U.S.$
                                                                    ----------------------------------
                                           (Unaudited)                  (Unaudited)
Cash flow from operating activities
Net income                                  £ 172,535    £ 240,981      $   284,683    $   385,570
Adjustments to reconcile net cash                                               -
   provided by (used in) operating
   activities                                 196,348      107,169          323,975        171,470
                                           -----------  -----------     -----------    -----------
Net cash provided by operating activities     368,883      348,150          608,658        557,040
                                           -----------  -----------     -----------    -----------

Cash flow from investing activities
Investments made in year                           -          (515)             -       -      824
Purchase of equipment                        -179,421     -152,757       -  296,045     -   244,411
                                           -----------  -----------     -----------    -----------
Net cash used in investing activities        -179,421     -153,272       -  296,045     -  245,235
                                           -----------  -----------     -----------    -----------

Cash flow from financing activities
Repayment of long term debt                    52,109     -  9,970           85,981     -   15,952
Proceeds from issuance of long term debt       24,906          -             41,095            -
Proceeds from issuance of common stock          9,335        7,812           15,403         12,499
                                           -----------  -----------     -----------    -----------
Net cash provided by financing activities      86,350     -  2,158          142,479     -    3,453
                                           -----------  -----------     -----------    -----------

Net increase in cash                          275,812      192,720          455,091        308,352
Cash, beginning of year                       471,963      279,243          778,739        446,789
                                           -----------  -----------     -----------    -----------

Cash at end of year                           747,775      471,963      $ 1,233,830    $   755,141
                                           ===========  ===========     ===========    ===========

                                        9

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
                        STATEMENTS OF CASH FLOWS (Cont.)

(1)  Adjustments to reconcile net income to net cash provided by operating activities

                                            Six months      Year        Six months        Year
                                             Jun-30        Dec-31         Jun-30         Dec-31
                                              2003          2002           2003           2002
                                                                    Convenience translation into U.S.$
                                                                    ----------------------------------
                                           (Unaudited)                  (Unaudited)

Depreciation                                £  38,511    £  58,300      $    63,544    $    93,280
                                           -----------  -----------     -----------    -----------
Stock issued for professional services            -         31,546              -           50,474
                                           -----------  -----------     -----------    -----------
Changes in assets and liabilities:
(Increase) in trade receivables              (125,916)    (233,770)      -  207,761     -  374,032
(Increase) decrease in other receivables        4,497      (65,570)           7,420     -  104,912
(Increase) in shareholder loans               (18,366)     (20,783)      -   30,304     -   33,253
(decrease ) In Dividend payable               (63,261)                   -  104,381
Increase in trade payables                    297,563      214,607          490,979        343,371
(Decrease) in other payables                   63,320      117,839          104,478        188,542
Increase in deferred taxes                                   5,000              -            8,000
                                           -----------  -----------     -----------    -----------
Total adjustments                             157,837       17,323          260,431         27,717
                                           -----------  -----------     -----------    -----------
                                            £ 196,348    £ 107,169      $   323,975    $   171,470
                                           ===========  ===========     ===========    ===========

                                       10

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
          subsidiary, (collectively the "Company") from January 1, 2000 through
          December 31, 2002 (see Note 3).

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

     C.   The financial statements have been translated into U.S. dollars using the rate of exchange of the U.S. dollar at December 31, 2002. The translation was made solely for the convenience of the readers. It should be noted that the £ figures do not necessarily represent the current cost amounts of the various elements presented and that the translated U.S. dollars figures should not be construed as a representation that the £ currency amounts actually represented, or could be converted into, U.S. dollars. The representative rate of exchange of the £ at December 31, 2002 was £1 = 1.60 U.S.$ and 1.65 at
          June 30, 2003.

                                       11

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
                                                        £
                December 31, 2002                    190,550
                June 30, 2003                         51,274

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

                                       12

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

                                       13

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 2 - Significant Accounting Policies (Cont.)

          I. Income Taxes
          Income taxes are accounted for under Statement of Financial Accounting
          Standards No. 109, "Accounting forIncome Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

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

                                       14

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 4 - Prepaid Expenses and Other Receivables

                                                              June 30,          June 30,
                                                          ---------------   ---------------
                                                               2003              2003
                                                          ---------------   ---------------
                                                                              Convenience
                                                                              translation
                                                                                into US$
                                                                            ---------------
          Due from Swiftglobal, Ltd. (non-affiliated entity)  50,275            82,953
          Other prepaid expenses                              62,557           103,220
          Due from Story Ltd (affiliated entity)              28,736            47,415
          Others receivables                                  34,519            56,957
                                                          ---------------   ---------------

                                                            £176,088            $290,545
                                                          ===============   ===============

Note 5 - Loan to Shareholders

          The Company has a non-interest bearing demand loan of £63,924 due from shareholders. In addition, the Company has a non-interest bearing loan of £232,666 due from such shareholders which has been classified as due in over one year.

                                       15

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

                                                              June 30,          June 30,
                                                          ---------------   ---------------
                                                               2003              2003
                                                          ---------------   ---------------
                                                                              Convenience
                                                                              translation
                                                                                into US$
                                                                            ---------------
          Cost
          Machinery and equipment                             £312,156         $515,057
          Office furniture and equipment                        68,083          112,336
          Motor vehicle                                         27,500           45,375
          Development costs                                     32,060           52,900
          Property held under capital lease                                         -
              Switching equipment                              299,093          493,503
                                                          ---------------   ---------------

                                                              £738,892       $1,219,172
                                                          ===============   ===============

          Accumulated Depreciation
          Machinery and equipment                              219,482          362,142
          Office furniture and equipment                        48,935           80,744
          Motor vehicle                                         27,500           45,376
          Development costs                                     12,023           19,838
          Property held under capital lease                                         -
               Switching equipment                              37,147           61,294
                                                          ---------------   ---------------

                                                              £345,087         $569,394
                                                          ===============   ===============

Note 6 - Investments

          Holdings of more than 20%
          The company holds more than 20% of the share capital of the following companies:

          Company                  Country of Incorporation   Class       Shares held %
          Auracall Limited         England and Wales          Ordinary         47
          Story Telecom Limited    England and Wales          Ordinary         40

                                       16

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

                                                              June 30,          June 30,
                                                          ---------------   ---------------
                                                               2003              2003
                                                          ---------------   ---------------
                                                                              Convenience
                                                                              translation
                                                                                into US$
                                                                            ---------------

Note 7 - Other Liabilities and Accrued Expenses
          Corporate taxes                                     £105,000         $173,250
          Professional fees                                     43,050            71,033
          Payroll and other taxes                               50,941            84,052
          Others                                                20,708            34,168
                                                          ---------------   ---------------

                                                              £219,699         $362,503
                                                          ===============   ===============

Note 8 - Notes Payable

                                                              June 30,          June 30,
                                                          ---------------   ---------------
                                                               2003              2003
                                                          ---------------   ---------------
                                                                              Convenience
                                                                              translation
                                                                                into US$
                                                                            ---------------
          First National Finance - maturity 2005, annual
                                  interest rate 7.16%           £5,000           $8,250
          Newcourt - maturity 2005, annual interest
                                     rate 7.16%                  4,167             6,875
                                                          ---------------   ---------------
                                                                 9,167           15,125
          Less: current portion                                 -4,000           -6,600
                                                          ---------------   ---------------
          Notes payable - non current                           £5,167           $8,525
                                                          ===============   ===============

                                       17

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 8 - Notes Payable (cont.)

          B.  Maturities of notes payable are as follows

                                                             Convenience
                                                             translation
                                                              into U.S.$
                                                             -----------
          June 30
           Year 1                               £4,000         $6,600
           Year 2                                1,166          1,924
                                              -----------    -----------
                                                £5,166         $8,524
                                              ===========    ===========

Note 8 - Capital Lease Obligations

          The Company is the lessee of switching equipment under capital leases expiring in various years through 2005. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expenses for
          2003.

          Minimum future lease payments under capital leases as of June 30,
          2003 for each of the next five years are:

                                                             Convenience
                                                             translation
                                                              into U.S.$
                                                             -----------
          June 30
           Year 1                              £62,204        $102,637
           Year 2                               62,204         102,637
           Year 3                               25,932          42,788
                                              -----------    -----------
          Total minimum lease payments         150,340         248,061
          Less: amount representing interest   (16,398)        -27,057
                                              -----------    -----------
          Present value of net minimum
             lease payment                    £133,942        $221,004
                                              ===========    ===========

          Interest rates on capitalized leases vary up to 9.6%

                                       18

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
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

          The following table reflects the Company's deferred tax assets and
          (liabilities) at June 30, 2003:

                                                                  Convenience
                                                                  translation
                                                                   into U.S.$
                                                                 -------------
          Accelerated tax writeoff of fixed assets     £25,000      $41,250
                                                    ------------ -------------

          Net deferred liability                       £25,000      $41,250
                                                    ============ =============

                                       19

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

                                       20

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 12 - Earnings Per Share

                                                                                     2002
                                                      ---------------------------------------------------------------
                                                                              Weighted Average

                                                        Income       Shares        Per Share         Per Share
                                                      (Numerator) (Denominator)     Amounts           Amounts
                                                      ----------- -------------  ------------ -----------------------
                                                                                              Convenience translation
                                                                                                    into U.S.$
                                                                                              -----------------------
          Net Income                                    172,535
          Basic EPS:
             Income available to common stockholders    172,535      5,071,539      £0.03            $0.05
          Effect of dilutive securities:
             Options                                          0        500,000
          Basic EPS:
             Income available to common stockholders    172,535      5,571,539      £0.03            $0.05

                                                                                   2001
                                                      --------------------------------------------------------------
                                                                              Weighted Average

                                                        Income       Shares        Per Share         Per Share
                                                      (Numerator) (Denominator)     Amounts           Amounts
                                                      ----------- -------------  ------------ -----------------------
                                                                                              Convenience translation
                                                                                                    into U.S.$
                                                                                              -----------------------
          Net Income                                    145,606
          Basic EPS:
             Income available to common stockholders    145,606      4,848,333      £0.03            $0.05
          Effect of dilutive securities:
             Options                                          0        500,000
          Basic EPS:
             Income available to common stockholders    145,606      5,348,333      £0.03            $0.04

                                       21

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 13 -               Selected Statement of Operations Data

                                        Six Months      Year        Six Months       Year
                                          June         December       June         December
                                        ----------    ----------    ----------    ----------
                                          2003           2002          2003          2002
                                        ----------    ----------    ----------    ----------
                                                                    Convenience translation
                                                                            into U.S.$
                                                                    ------------------------
          A. Marketing & Selling:
          Distribution costs            £     -       £     -       $     -       $     -
          Salaries & benefits                 -                           -             -
          Advertising                       15,355    £   22,401        25,336        35,842
          Consultancy                       57,223    £   59,372        94,419        94,995
          Commissions                      376,944    £  174,835       621,958       279,736
          Others                              -       £   63,810          -          102,096
                                        ----------    ----------    ----------    ----------

                                        £  449,522    £  320,418    $  741,712    $  512,669
                                        ==========    ==========    ==========    ==========

          B. General & Administrative:
          Salaries & benefits              154,437    £  268,884       254,822       430,214
          Rent & maintenance                39,690    £   90,916        65,489       145,466
          Communications                    52,410    £   11,539        86,477        18,462
          Professional fees                 91,121    £  142,863       150,349       228,581
          Bad debts                        -10,000    £  226,984      - 16,500       363,174
          Depreciation                      38,511    £   58,300        63,544        93,280
          Others                              -       £   78,849          -          126,158
                                        ----------    ----------    ----------    ----------

                                        £   366,170   £  878,335    $  604,180    $1,405,336
                                        ==========    ==========    ==========    ==========

                                      22

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 13 -                    Selected Statement of Operations Data (cont.)

                                        Six Months      Year        Six Months       Year
                                          June         December       June         December
                                        ----------    ----------    ----------    ----------
                                          2003           2002          2003          2002
                                        ----------    ----------    ----------    ----------
                                                                    Convenience translation
                                                                            into U.S.$
                                                                    ------------------------
          C. Financing Expenses, Net:
          Bank interest & charges        £   - 317     £   1,607     $    -522     $   2,571
          Hire purchase interest             3,650         8,476         6,023        13,562
          Foreign currency exchange         -1,357            21       - 2,239            34
          Other interest and charges         8,887         2,733        14,664         4,373
                                        ----------    ----------    ----------    ----------

                                         £  10,864     £  12,837     $  17,926     $  20,539
                                        ==========    ==========    ==========    ==========

Note 14 - Related Party Transactions

                                        Six Months      Year        Six Months       Year
                                          June         December       June         December
                                        ----------    ----------    ----------    ----------
                                          2003           2002          2003          2002
                                        ----------    ----------    ----------    ----------
                                                                    Convenience translation
                                                                            into U.S.$
                                                                    ------------------------

          Shareholders' salaries         £  40,623     £  42,000     $  67,027     $  67,200
          Shareholders' pensions              -                           -
          Campbeltown Business Ltd.
              Consulting fees            £  44,012     £  59,372     $  72,620     $  94,995

Note 15 - Financial Commitments

          The Company has annual rent commitments under a non-cancellable operating lease of £38200, which terminates in 2012.

Item 2 - Management's Discussion and Analysis and Plan of Operations

The following and analysis provides information that we believe is relevant to our results of operations and an assessment of our financial condition, and should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe," "expect,"
"may," "anticipates," or similar expressions are intended to identify "forward-
looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our long distance, voice and data communications services business. The terms "Company," "we," "our" or "us" are used in this discussion to refer to Xfone, Inc. and its wholly owned subsidiary, Swiftnet.

Three Months Ended June 30, 2003 and 2002

Consolidated Statement of Operations

Revenues. Revenues for the six months ended June 30, 2003 increased by 44.6% to
(pound)2,485,609 ($4,101,255) from £1,719,290 ($2,630,514) for the same period in 2002. The increase in revenues is attributed mainly to growth in revenues generated from our voice telephony services and the new Story Telecom project.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues was correspondingly changed with the revenues, with £1,430,717 ($2,360,684) for the six months ended June 30, 2003 and £1,044,177 ($1,597,590) for the six months ended June 30, 2002, representing 57.6% and 60.7% of the total revenues for the six months ended June 30, 2003 and June 30, 2002, respectively.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the six months ended June 30, 2003 and 2002, respectively, gross profit was £1,054,892 ($1,740,572) and £675,113 ($1,032,924), which represents a 56% increase. The gross profit as a percentage of revenues increased to 42.4%
for the six months ended June 30,2003, from 39.3% for the six months ended June
30, 2002. The increase of the gross profit as a percentage of revenues is attributed to the lower rates that the Company paid in the six months ended June
30, 2003. Our new project with our affiliate, Story Telecom, will significantly reduce our gross profit margin. Lower price rates have been agreed between the companies. Xfone owns 40% of Story Telecom Ltd.

Research and Development. Research and development expenses were £19,000
($31,350) and £15,000 ($22,950) for the six months ended June 30, 2003 and
2002, respectively, representing 0.8% and 0.9% of revenues of the six months ended June 30, 2003 and 2002, respectively. The expenses consist of labor costs of the research and development manager and other related costs. Main developments relate to the development of the Xfone web site and its interconnections, the upgrade of software for our telephone platforms, billing systems, messaging services, and the resellers support package.

Marketing and Selling Expenses. Marketing and selling expenses increased to
£449,523 ($741,712) from £98,436 ($150,607) for the six months ended
March 31, 2003 and 2002, respectively. Marketing and selling expenses as a percentage of revenues were 18% and 5.7% for the six months ended June 30, 2003 and 2002, respectively. The increase in marketing expenses is attributable to the increasing revenues derived from commission related activities, including commissions for resellers of numbers similar to 1-800 or 1-900 with no specific geographical place.

General and Administrative Expenses. General and administrative expenses increased to(pound)366,170 ($604,180) for the six months ended June 30, 2003, from £363,803 ($556,618) for the six months ended June 30,2002. As a percentage of revenues general and administrative expenses decreased at 14.7%
for the six months ended June 30, 2003 and 21.6% for the six months ended June
30, 2002. The decrease in administrative expenses as a percentage of revenues is attributable to our improved computerization efficiencies.

Financing Expenses. Financing expenses increased to £10,864 ($17,926) for the six months ended June 30, 2003 from £19,118 ($29,250) for the same period in 2002.

Income Before Taxes. Income before taxes for the six months ended June 30, 2003 increased by 4% to £209,535 ($345,733) from £183,681 ($281,033) for the six months ended June 30, 2002. The increase of the income before taxes is attributable primarily to the increase of our gross profit. Income before taxes as a percentage of revenues was 8.4% for the six months ended June 30, 2003 and
10.7% for the six months ended June 30, 2002.

Taxes on Income. Taxes on income for the six months ended June 30, 2003 amounted to(pound)37,000 ($61,050), which represents 17.6% of the income before taxes as compared with(pound)45,920 ($70,258) for the six months ended June 30, 2002.

Net Income. Net income for the six months ended June 30, 2003 amounted to
£172,535 ($284,683) and represents 6.9% of the revenues, as compared with
£137,761 ($210,775) for the six months ended June 30, 2002 that represents
8% of the revenues.

Earning per share
The earning per share for the six months ended June 30, 2003 was £0.034
($0.05) for the basic 5,101,154 Shares and £0.03 ($0.05) for diluted number of shares, including the option to buy 500,000 shares.

Balance Sheet

Current Assets. Current assets amounted to(pound)2,074,432 ($3,422,813) as of
June 30, 2003 as compared to(pound)1,658,835 ($2,654,136) as of December 31,
2002. This increase in our current assets is mainly attributable to the growth in our revenues and cash positions.

Loan to shareholder. Loan to shareholder amounted to £296,590 ($489,374) as of June 2003, as compared to £303,130 ($477,429) as of December 31,2002. As of June 30, 2003 £63,924 ($105,475) of the loan is classified as a current asset.

Fixed assets. Fixed assets after accumulated depreciation increased to
£394,320 ($650,627) as of June 30, 2003 as compared with £253,409
($405,454) as of December 31, 2002.

Current Liabilities. As of June 30, 2003, current liabilities increased by
£297,623 ($564,180) to £1,759,650 ($2,903,423) as compared with
£1,462,027 ($2,339,243) as of December 31, 2002.

Liquidity and Capital resources June 30 2003.
Net cash provided by operating activities for the six months ended June 30, 2003 was £368,883 ($608,658). The cash provided by operating activities was primarily attributable to our increase in trade payables and our net income.

Cash at June 30, 2003 amounted to £747,775 ($1,233,829), an increase of
£275,812 ($478,688) since December 31,2002.

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

Impact of Inflation and Currency Fluctuations.
As of June 30, 2003 we deal with only two currencies, British Pounds and United
States Dollars. Even when we do business in other countries rather than the
United Kingdom or the United States we sell and buy in either U.K. Pounds or
U.S. Dollars.

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

If rate of inflation will cause a raise in salaries or other expenses and the market conditions will not allow us to raise prices proportionally, it will have a negative effect on the value of our assets and on our potential profitability.

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
         Ltd. dated October 8, 2001**
21.      List of Subsidiaries*
23.      Consent of Chaifetz & Schreiber, P.C.***
24.      Consent of Hamilton, Lehrer & Dargan, P.A. included in Exhibit 5*
31.      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.      Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
---------------
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
April 8, 2003; (c) our Forms 10-QSB for the periods ended March 31, 2002 which was filed on May 14, 2002, June 30, 2002 which was filed on August 13, 2002 and amended on August 20, 2002, September 30, 2002 which was filed on November
14, 2002, and March 31, 2003 which was filed on May 15, 2003.

b)  Reports on Form 8-K
None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated: August 14, 2003             XFONE, INC.

                                        By:   /s/ Guy Nissenson
                                              Guy Nissenson, President/Chief
                                              Executive Officer

