Form 10QSB
period 2003-09-30
XFONE INC
filed 2003-11-10
CIK 1126216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 6, 2003, the issuer had 5,118,709 shares of common stock outstanding.

                           Xfone, Inc. and Subsidiary

                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30 2003

                                      INDEX

                                                                      Page
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Balance Sheets As of September 30, 2003 (Unaudited)
     and as of December 31, 2002.....................................2 - 3

   Statements of Operations (Unaudited) for the Nine Months
     Ended September 30, 2003 and Year end at December 31, 2002........4

   Statement of Changes in Shareholders' Equity For the Nine
     Months Ended September 30, 2003...................................5

   Statements of Cash Flow (Unaudited) For the Nine Months
     Ended September 30, 2003 and Year end at December 31, 2002......6 - 7

   Notes to Consolidated Financial Statements........................8 - 20

   Item 2 - Management's Discussion and Analysis and Plan of
     Operations.......................................................21

   Item 3 - Controls and Procedures...................................24

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

FINANCIAL REPORTS

--------------------------------------------------------------------------------------
                                   Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------------

                               CONSOLIDATED FINANCIAL STATEMENTS

                                    as of September 30, 2003

--------------------------------------------------------------------------------------
                                   Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------------
                                        BALANCE SHEET

                                   September    December      September      December
                                     2003         2002           2003          2002
                                  (Unaudited)                (Unaudited)
                                  -----------------------    -------------------------
                                                              Convenience translation
                                                                     into U.S.$
                                  -----------------------    -------------------------
Current assets

Cash                              £  994,772   £  471,963    $1,661,268    $  755,141

Accounts receivable, net           1,543,709      960,729     2,577,993     1,537,166

Prepaid expenses and other
 receivables (Note 4)                255,809      180,585       427,201       288,936

Loan to shareholder (Note 5)          56,849       45,558        94,938        72,893
                                  ----------   ----------    ----------    ----------

Total Current Assets               2,851,139    1,658,835     4,761,402     2,654,136
                                  ----------   ----------    ----------    ----------

Loan to shareholder (Note 5)         232,666      257,572       388,552       412,115
                                  ----------   ----------    ----------    ----------

Investments (Note 6)              £      515   £      515    $      860    $      824
                                  ----------   ----------    ----------    ----------

Fixed assets (Note 6)

Cost                                 766,667      559,471     1,280,333       895,154

Less - accumulated depreciation     -365,197     -306,577      -609,878      -490,523
                                  ----------   ----------    ----------    ----------

Total fixed assets                   401,985      253,409       671,315       405,454
                                  ----------   ----------    ----------    ----------

Total assets                      £3,485,790   £2,169,816    $5,821,269    $3,471,706
                                  ==========   ==========    ==========    ==========

                                       F-2

--------------------------------------------------------------------------------------
                                   Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------------
                                        BALANCE SHEET

                                   September    December      September     December
                                     2003         2002          2003          2002
                                  (Unaudited)                (Unaudited)
                                  -----------------------    -------------------------
                                                              Convenience translation
                                                                     into U.S.$
                                  -----------------------    -------------------------
Current liabilities
Dividend  payable                 £        0   £   63,261    $        0    $  101,218
Notes payable - current
  portion (Note 8)                     4,000        4,000         6,680         6,400
Trade payables                     2,186,063    1,176,183     3,650,725     1,881,893
Other liabilities and accrued
  expenses (Note 7)                  177,310      197,053       296,108       315,285
Obligations under capital
  leases - current portion            62,204       21,530       103,881        34,448
                                  ----------   ----------    ----------    ----------

Total current liabilities         £2,429,578   £1,462,027    $4,057,395    $2,339,243

Deferred taxes                        25,000       25,000        41,750        40,000
Notes payable (Note 8)                 4,166        7,167         6,958        11,467
Obligation under capital lease        72,195       34,026       120,565        54,442
                                  ----------   ----------    ----------    ----------

Total liabilities                 £2,530,939   £1,528,220    $4,226,668    $2,445,152
                                  ----------   ----------    ----------    ----------

Shareholders' equity (Note 9)
Preferred stock - 50,000,000
  shares authorised, none issued
Common stock:
25,000,000 shares authorised,
  £.0006896 par value;
  5,117,684 issued and
  outstanding                          3,530        3,490    $    5,895    $    5,584
Contributions in excess of shares    193,514      180,219       323,168       288,350
Receipt on account of shares
Retained earnings                    757,807      457,887     1,265,537       732,619
                                  ----------   ----------    ----------    ----------

Total shareholders' equity           954,851      641,596     1,594,601     1,026,554
                                  ----------   ----------    ----------    ----------

Total liabilities and
  shareholders' equity            £3,485,790   £2,169,816    $5,821,269    $3,471,706
                                  ==========   ==========    ==========    ==========

                                       F-3

-----------------------------------------------------------------------------------------------------------------------
                                                     Xfone, Inc. and Subsidiary
-----------------------------------------------------------------------------------------------------------------------
                                                       STATEMENT OF OPERATIONS

                                     Nine Months      Three Months      Nine Months       Three Months      Year Ended
                                       Sep-03            Sep-03            Sep-02            Sep-02           Dec-02
                                     (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)
                                  -------------------------------------------------------------------------------------

Revenues                              £4,968,263       £2,482,654        £2,817,727        £1,098,437        £3,761,147
Cost of revenues                      -3,125,852       -1,695,135        -1,772,170          -727,993        -2,194,792
                                  --------------   --------------    --------------    --------------    --------------
Gross profit                           1,842,411          787,519         1,045,557           370,444         1,566,355
                                  --------------   --------------    --------------    --------------    --------------

Operating expenses: (Note 13)
Research and development                 -29,443          -10,443           -22,500            -7,500           -32,000
Marketing and selling                   -778,468         -366,190          -139,590           -41,154          -320,418
General and administrative              -650,410         -246,995          -574,558          -210,755          -878,335
                                  --------------   --------------    --------------    --------------    --------------

Total operating expenses             -£1,458,321        -£623,628         -£736,648         -£259,409       -£1,230,753
                                  --------------   --------------    --------------    --------------    --------------

Operating profit                         384,090          163,891           308,909           111,035           335,602
Financing expenses - net (Note 13)       -21,034          -10,170           -31,147           -12,029           -12,837
Other income                                 200                0             8,706             3,782            11,029
                                  --------------   --------------    --------------    --------------    --------------

Income before taxes                      363,257          153,722           286,468           102,788           333,794
Taxes on income                          -63,337          -26,337           -77,420           -31,500           -92,813
                                  --------------   --------------    --------------                      --------------

Net income                              £299,920         £127,385          £209,048           £71,288          £240,981
                                  ==============   ==============    ==============    ==============    ==============

Earnings Per Share:
Basic                                      £0.06            £0.02             £0.04             £0.01             £0.05
                                  ==============   ==============    ==============    ==============    ==============

Diluted                                    £0.05            £0.02             £0.04             £0.01             £0.04
                                  ==============   ==============    ==============    ==============    ==============

Cont'd
                                     Nine Months      Three Months      Nine Months       Three Months      Year Ended
                                       Sep-03            Sep-03            Sep-02            Sep-02           Dec-02
                                     (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)
                                                             Convenience translation into U.S.$
                                  -------------------------------------------------------------------------------------

Revenues                              $8,296,999       $4,146,032        $4,367,478        $1,702,577        $6,017,835
Cost of revenues                      -5,220,172       -2,830,875        -2,746,863        -1,128,389        -3,511,667
                                  --------------   --------------    --------------    --------------    --------------
Gross profit                           3,076,827        1,315,157         1,620,615           574,188         2,506,168
                                  --------------   --------------    --------------    --------------    --------------

Operating expenses: (Note 13)
Research and development                 -49,170          -17,440           -34,875           -11,625           -51,200
Marketing and selling                 -1,300,041         -611,537          -216,365           -63,789          -512,669
General and administrative            -1,086,185         -412,481          -890,564          -326,670        -1,405,336
                                  --------------   --------------    --------------    --------------    --------------

Total operating expenses             -$2,435,396      -$1,041,459       -$1,141,804         -$402,084       -$1,969,205
                                  --------------   --------------    --------------    --------------    --------------

Operating profit                         641,431          273,699           478,811           172,104           536,963
Financing expenses - net (Note 13)       -35,126          -16,983           -48,277           -18,645           -20,539
Other income                                 334                0            13,495             5,862            17,646
                                  --------------   --------------    --------------    --------------    --------------

Income before taxes                      606,639          256,715           444,029           159,321           534,070
Taxes on income                         -105,773          -43,983          -120,001           -48,825          -148,501
                                  --------------   --------------    --------------    --------------    --------------

Net income                              $500,866         $212,732          $324,028          $110,496          $385,570
                                  ==============   ==============    ==============    ==============    ==============

Earnings Per Share:
Basic                                      $0.10            $0.04             $0.06             $0.01             $0.08
                                  ==============   ==============    ==============    ==============    ==============

Diluted                                    $0.08            $0.03             $0.02             $0.01             $0.06
                                  ==============   ==============    ==============    ==============    ==============

                                       F-4

------------------------------------------------------------------------------------------------------
                                       Xfone, Inc. and Subsidiary
------------------------------------------------------------------------------------------------------
                              STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                     Number of                 Contributions                 Total
                                    ----------                 -------------              ------------
                                     Ordinary                   in excess of   Retained   Shareholders'
                                    ----------                 -------------  ----------  ------------
                                      Shares    Share Capital    par value     Earnings      Equity
                                    ----------  -------------  -------------  ----------  ------------

Balance at January 1, 2002           5,000,000         £3,448       £140,865    £280,167      £424,480
Issuance of shares                      60,889             42         39,354           -        39,396
Net income                                   -              -              -     240,981       240,981
Dividend payable                                                                 -63,261       -63,261
                                    ----------  -------------  -------------  ----------  ------------

Balance at December 31, 2002         5,060,889         £3,490       £180,219    £457,887      £641,596
                                    ----------  -------------  -------------  ----------  ------------

Balance at January 1, 2003           5,060,889         £3,490       £180,219    £457,887      £641,596
Issuance of shares                      56,795             40         13,295           -        13,335
Net income                                   -              -              -     299,920       299,920
Dividend payable                                                                       0             -
                                    ----------  -------------  -------------  ----------  ------------

Balance at September 30, 2003       £5,117,684         £3,530       £193,514    £757,807      £954,851
                                    ==========  =============  =============  ==========  ============

Convenience translation into U.S.$:
Balance at January 1, 2003           5,060,889         $5,828       $297,361    $755,514    $1,058,703
Issuance of shares                      56,795             67         22,203           0        22,269
Net income                                   -              0              0     500,866       500,866
Change of currency rates                                    0          3,604       9,158        12,762
Dividend payable                                                                       0             0
                                    ----------  -------------  -------------  ----------  ------------

Balance at September 30, 2003        5,117,684         $5,895       $323,168  $1,265,537    $1,594,600
                                    ==========  =============  =============  ==========  ============

                                       F-5

--------------------------------------------------------------------------------------------------------
                                         Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------------------------------
                                         STATEMENTS OF CASH FLOWS

                                            Nine months        Year           Nine months       Year
                                              Sep-30          Dec-31            Sep-30         Dec-31
                                               2003            2002              2003           2002
                                         ------------------------------    -----------------------------
                                                                              Convenience translation
                                                                                      into U.S.$
                                         ------------------------------    -----------------------------
                                             (Unaudited)                        (Unaudited)
Cash flow from operating activities
Net income                                     £299,920        £240,981          $500,866       $385,570
Adjustments to reconcile net cash
     provided by (used in)
     operating activities                       381,581         107,169           637,240        171,470
                                         --------------- --------------    --------------  -------------

Net cash provided by operating activities       681,501         348,150         1,138,106        557,040
                                         --------------- --------------    --------------  -------------

Cash flow from investing activities
Investments made in year                              0            -515                 0           -824
Purchase of equipment                          -207,196        -152,757          -346,017       -244,411
                                         --------------- --------------    --------------

Net cash used in investing activities         -£207,196       -£153,272         -$346,017      -$245,235
                                         --------------- --------------    --------------  -------------

Cash flow from financing activities
Repayment of long term debt                      -3,001          -9,970            -5,012        -15,952
Proceeds from issuance of long term debt         38,170               0            63,744              0
Proceed from issue of Capital stock                  40
Proceeds from issuance of common stock           13,295           7,812            22,203         12,499
                                         --------------- --------------    --------------  -------------

Net cash provided by financing activities        48,504          -2,158            80,935         -3,453
                                         --------------- --------------    --------------  -------------

Net increase in cash                            522,809         192,720           873,024        308,352
Difference rates of exchange                                                       33,103
Cash, beginning of year                         471,963         279,243           755,141        446,789
                                         --------------- --------------    --------------  -------------

Cash at end of year                            £994,772        £471,963        $1,661,268       $755,141
                                         =============== ==============    ==============  =============

                                       F-6

--------------------------------------------------------------------------------------------------------
                                         Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------------------------------
                                       STATEMENTS OF CASH FLOWS (Cont.)

(1) Adjustments to reconcile net income to net cash provided by operating activities

                                            Nine months        Year        Nine months          Year
                                              Sep-30          Dec-31           Sep-30           Dec-31
                                               2003            2002             2003             2002
                                            (Unaudited)                     (Unaudited)
                                         ------------------------------    -----------------------------
                                                                               Convenience translation
                                                                                     into U.S.$
                                         ------------------------------    -----------------------------

Depreciation                                    £58,620         £58,300           $97,895        $93,280
                                         --------------  --------------    --------------  -------------

Stock issued for professional services                0          31,546                 0         50,474
                                         --------------  --------------    --------------  -------------

Changes in assets and liabilities:
(Increase) in trade receivables               -£582,980       -£233,770         -$973,577      -$374,032
(Increase) decrease in other receivables        -75,224         -65,570          -125,624       -104,912
(Increase) in shareholder loans                  13,615         -20,783            22,737        -33,253
(decrease ) In Dividend payable                 -63,261               0          -105,646              0
Increase in trade payables                    1,009,880         214,607         1,686,500        343,371
(Decrease) in other payables                     20,931         117,839            34,955        188,542
Increase in deferred taxes                            0           5,000                 0          8,000

Total adjustments                               322,961          17,323           539,345         27,717
                                         --------------  --------------    --------------  -------------

                                               £381,581        £107,169          $637,240       $171,470
                                         ==============  ==============    ==============  =============

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

C.      The financial statements have been translated into U.S. dollars using the rate of exchange of the U.S. dollar at December 31, 2002. The translation was made solely for the convenience of the readers. It should be noted that the
£ figures do not necessarily represent the current cost amounts of the various elements presented and that the translated U.S. dollars figures should not be construed as a representation that the £ currency amounts actually represented, or could be converted into, U.S. dollars. The representative rate of exchange of the £ at December 31, 2002 was £1 = 1.60 U.S.$., September 30, 2003 was £1 = 1.67
US$.

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

B.      Allowance for Doubtful Accounts

The allowance is determined based upon management's evaluation of receivables doubtful of collection on a specific basis. Such allowances for doubtful accounts are as follows: £ December 31, 2002 190,550 September 30, 2003 71,777

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

                                      F-11

------------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
------------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 4 -  Prepaid Expenses and Other Receivables

                                                     Sept 30,         Sept 30,
                                                    ----------  --------------------
                                                       2003             2003
                                                    ----------  --------------------
                                                                    Convenience
                                                                translation into US$
                                                                --------------------

Due from Swiftglobal, Ltd. (non-affiliated entity)  £   47,275       $   78,949
Other prepaid expenses                                  89,410          149,314
Due from Story Ltd (affiliated entity)                  28,736           47,990
Others receivables                                      90,388          150,949
                                                    ----------  --------------------

                                                    £  255,809       $  427,201
                                                    ==========  ====================

Note 5 - Loan to Shareholders

The Company has a non-interest bearing demand loan of £76849 due from shareholders. In addition, the Company has a non-interest bearing loan of £232,666 due from such shareholders which has been classified as due in over one year.

                                      F-12

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

                                         Sept 30,               Sept 30,
                                      --------------      --------------------
                                           2003                   2003
                                      --------------      --------------------
Note 6 - Fixed Assets                                         Convenience
                                                          translation into US$
                                                          --------------------
Cost
Machinery and equipment                     £314,126                  $524,590
Office furniture and equipment                68,532                   114,448
Motor vehicle                                 27,500                    45,925
Development costs                             32,060                    53,540
Property held under capital lease                                            -
     Switching equipment                     324,449                   541,830
                                      --------------      --------------------

                                            £766,667                $1,280,333
                                      ==============      ====================

Accumulated Depreciation
Machinery and equipment                     £226,472                  $378,207
Office furniture and equipment                50,387                    84,146
Motor vehicle                                 27,500                    45,925
Development costs                             14,026                    23,424
Property held under capital lease                                            -
     Switching equipment                      46,812                    78,176

                                      --------------      --------------------

                                            £365,196                  $609,878
                                      ==============      ====================

Note 6 - Investments

Holdings of more than 20%
The company holds more than 20% of the share capital of the following companies:

Company                   Country of Incorporation    Class       Shares held %
Auracall Limited          England and Wales           Ordinary               47
Story Telecom Limited     England and Wales           Ordinary               40

                                       F-13

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

                                                   Sept 30,      Sept 30,
                                                  ---------    ------------
                                                     2003          2003
                                                  ---------    ------------
Note 7 - Other Liabilities and Accrued Expenses
Corporate taxes                                    £124,862      $208,520
Professional fees                                    30,286        50,578
Payroll and other taxes                              11,166        18,648
Others                                               10,996        18,363
                                                  ---------    ------------

                                                   £177,310      $296,108
                                                  =========    ============

Note 8 - Notes Payable
                                                   Sept 30,        Sept 30,
                                                  ---------  --------------------
                                                     2003            2003
                                                  ---------  --------------------
                                                                 Convenience
                                                             translation into US$
                                                             --------------------

First National Finance - maturity 2005,
              annual interest rate 7.16%             £4,500         $7,515

Newcourt - maturity 2005, annual interest rate        3,666          6,123
                                                  ---------  --------------------
                        7.16%                         8,166         13,638
Less: current portion                                -4,000         -6,680
                                                  ---------  --------------------

Notes payable - non current                          £4,166         $6,958
                                                  =========  ====================

                                      F-14

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 8 - Notes Payable (cont.)

B. Maturities of notes payable are as follows

                                                              Convenience
                                                        translation into U.S.$
                                                        ----------------------

                   Sept 30,
               ----------------
                    Year 1                  £4,000              $6,680
                    Year 2                     167                 279
                                          ----------    ----------------------
                                            £4,167              $6,959
                                          ==========    ======================

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

                                                              Convenience
                                                        translation into U.S.$
                                                        ----------------------
                   Sept 30,
               ----------------
                    Year 1                 £62,204             $103,881
                    Year 2                  62,204              103,881
                    Year 3                   9,991               16,685
                                          ----------    ----------------------

Total minimum lease payments               134,399              224,446
Less: amount representing interest         -36,773              -61,411
                                          ----------    ----------------------

Present value of net minimum
  lease payment                            £97,626             $163,035
                                          ==========    ======================

Interest rates on capitalized leases vary up to 9.6%

                                      F-15

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

The following table reflects the Company's deferred tax assets and (liabilities)
at September 30, 2003:

                                                              Convenience
                                                        translation into U.S.$
                                                        ----------------------
Accelerated tax writeoff of fixed assets   £25,000             $41,750
                                          ----------    ----------------------

Net deferred liability                     £25,000             $41,750
                                          ==========    ======================

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

                                      F-17

--------------------------------------------------------------------------------------------------------------
                                         Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------------------------------------
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 12 - Earnings Per Share

                                                                          2002
                                          -------------------------------------------------------------------
                                                                     Weighted Average
                                            Income          Shares        Per Share         Per Share
                                          (Numerator)    (Denominator)     Amounts           Amounts
                                          -----------    -------------    ---------   -----------------------
                                                                                      Convenience translation
                                                                                            into U.S.$
                                                                                      -----------------------
Net Income                                  £172,535
Basic EPS:
   Income available to common stockholders  £172,535       £5,071,539        £0.03             $0.05
Effect of dilutive securities:
   Options                                         0          500,000
Basic EPS:
   Income available to common stockholders  £172,535       £5,571,539        £0.03             $0.05

                                                                          2001
                                          -------------------------------------------------------------------
                                                                     Weighted Average
                                            Income          Shares        Per Share         Per Share
                                          (Numerator)    (Denominator)     Amounts           Amounts
                                          -----------    -------------    ---------   -----------------------
                                                                                      Convenience translation
                                                                                            into U.S>$
                                                                                      -----------------------
Net Income                                  £145,606
Basic EPS:
   Income available to common stockholders  £145,606       £4,848,333        £0.03             $0.05
Effect of dilutive securities:
   Options                                         0          500,000
Basic EPS:
   Income available to common stockholders  £145,606       £5,348,333        £0.03             $0.04

                                      F-18

----------------------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
----------------------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 13 - Selected Statement of Operations Data

                               Nine Months         Year            Nine Months       Year
                                   Sept.         December              Sept.       December
                             --------------   --------------    --------------  --------------
                                   2003            2002               2003           2002
                             --------------   --------------    --------------  --------------
                                                                    Convenience translation
                                                                          into U.S.$
                                                                ------------------------------
A. Marketing & Selling:
Distribution costs                                        £0                 -              $0
Salaries & benefits                                                          -               -
Advertising                         £23,736          £22,401           $39,640         $35,842
Consultancy                          69,833           59,372           116,622          94,995
Commissions                         669,068          174,835         1,117,344         279,736
Others                               15,830           63,810            26,436         102,096
                             --------------   --------------    --------------  --------------

                                    778,468          320,418         1,300,041         512,669
                             ==============   ==============    ==============  ==============

B. General & Administrative:
Salaries & benefits                £243,998         £268,884          $407,477        $430,214
Rent & maintenance                   67,692           90,916           113,046         145,466
Communications                       90,538           11,539           151,198          18,462
Professional fees                   156,640          142,863           261,589         228,581
Bad debts                            32,922          226,984            54,979         363,174
Depreciation                         58,620           58,300            97,896          93,280
Others                                    0           78,849                 -         126,158
                             --------------   --------------    --------------  --------------

                                   £650,410         £878,335        $1,086,185      $1,405,336
                             ==============   ==============    ==============  ==============

                                      F-19

----------------------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
----------------------------------------------------------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 13 - Selected Statement of Operations Data (cont.)

                               Nine Months         Year            Nine Months       Year
                                   Sept.         December              Sept.       December
                             --------------   --------------    --------------  --------------
                                   2003            2002               2003           2002
                             --------------   --------------    --------------  --------------
                                                                    Convenience translation
                                                                          into U.S.$
                                                                ------------------------------

C. Financing Expenses, Net:
Bank interest & charges              £2,589           £1,607            $4,324          $2,571
Hire purchase interest                5,653            8,476             9,440          13,562
Foreign currency exchange             1,016               21             1,697              34
Other interest and charges           11,776            2,733            19,665           4,373
                             --------------   --------------    --------------  --------------

                                    £21,034          £12,837           $35,126         $20,539
                             ==============   ==============    ==============  ==============

Note 14 - Related Party Transactions

                               Nine Months         Year            Nine Months       Year
                                   Sept.         December              Sept.       December
                             --------------   --------------    --------------  --------------
                                   2003            2002               2003           2002
                             --------------   --------------    --------------  --------------
                                                                    Convenience translation
                                                                          into U.S.$
                                                                ------------------------------

Shareholders' salaries              £60,123          £42,000          $100,405         $67,200
Shareholders' pensions                    -                                  -
Campbeltown Business Ltd.
  Consulting fees                   £65,387          £59,372          $109,196         $94,995

Note 15 - Financial Commitments

The Company has annual rent commitments under a non-cancellable operating lease of £38200, which terminates in 2012.

                                      F-20

Item 2 - Management's Discussion and Analysis

The following management's discussion and analysis provides information that we believe is relevant to our results of operations and an assessment of our financial condition, and should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward- looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our long distance, voice and data communications services business. The terms "Company," "we," "our" or "us"
are used in this discussion to refer to Xfone, Inc. and its wholly owned subsidiary, Swiftnet.

Nine Months Ended September 30, 2003 and 2002

Consolidated Statement of Operations

Revenues. Revenues for the nine months ended September 30, 2003 increased by 90%
to $8,296,999 (76% growth to £4,968,263) from $4,367,478 (£2,817,727) for the same period in 2002. The increase in revenues is attributed mainly to growth in revenues generated from our voice telephony services and the new Story Telecom project. The additional increase in USD is attributable to the devaluation of the USD vs the UKP.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues corresponded to changes in our revenues, with $5,220,172 (£3,125,852) for the nine months ended September 30, 2003 and $2,746,863 (£1,772,170) for the nine months ended September 30, 2002, representing 63% of the total revenues for the two periods.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the nine months ended September 30, 2003 and 2002, respectively, gross profit was
$3,076,827 (£1,842,411) and $1,620,615 (£1,045,557), which represents a 90%
increase (76% in UKP). The additional increase in USD is attributable to the devaluation of the USD vs the UKP. The gross profit as a percentage of revenues was 37% for both the September 30, 2002 and 2003 periods. The same percentage of revenues for both periods is attributable to the lower rates that the Company paid in the nine months ended September 30, 2003. Our new project with our affiliate, Story Telecom Ltd., will significantly reduce our gross profit margin, since lower price rates have been agreed upon between the companies.
Xfone owns 40% of Story Telecom Ltd.

Research and Development. Research and development expenses were $49,170
(£29,443) and $34,875 (£22,500) for the nine months ended September 30, 2003 and
2002, respectively, representing 0.6% and 0.8% of revenues of the nine months ended September 30, 2003 and 2002, respectively. These expenses consist of research and development manager related labor costs and other related costs.
Main developments relate to the development of the Xfone web site and its interconnections, the upgrade of software for our telephone platforms, billing systems, messaging services, and the resellers support package.

Marketing and Selling Expenses. Marketing and selling expenses increased to
$1,300,041 (£778,468) from $216,365 (£139,590) for the nine months ended
September 30, 2003 and 2002, respectively. Marketing and selling expenses as a percentage of revenues were 16% and 5% for the nine months ended September 30,
2003 and 2002, respectively. The increase in marketing expenses is attributable to the increasing revenues derived from commission related activities, including commissions for resellers of numbers similar to 1-800 or 1-900 with no specific geographical place.

General and Administrative Expenses. General and administrative expenses increased to $1,086,185 (£650,410) for the nine months ended September 30, 2003, from $890,564 (£574,558) for the nine months ended September 30, 2002. As a percentage of revenues, general and administrative expenses decreased to 13% for the nine months ended September 30, 2003 from 20% for the nine months ended June
30, 2002. The decrease in administrative expenses as a percentage of revenues is attributable to our growth in revenues and improved computerization efficiencies.

Financing Expenses. Financing expenses decreased to $35,126 (£21,034) for the nine months ended September 30, 2003 from $48,277 (£31,147) for the same period in 2002.

Income Before Taxes. Income before taxes for the nine months ended September 30,
2003 increased by 37% (27% in UKP) to $606,639 (£363,257) from $444,029
(£286,468) for the nine months ended September 30, 2002. The increase of the income before taxes is attributable primarily to the increase of our gross profit. The additional increase in USD is attributable to the devaluation of the
USD vs the UKP. Income before taxes as a percentage of revenues was 7.3% for the nine months ended September 30, 2003 and 10% for the nine months ended September
30, 2002.

Taxes on Income. Taxes on income for the nine months ended September 30, 2003 amounted to $105,773 (£63,337), which represents 17.4% of the income before taxes, as compared with $120,001 (£77,420) for the nine months ended September
30, 2002, which represents 27% of the income before taxes.

Net Income. Net income for the nine months ended September 30, 2003 amounted to
$500,866 (£299,920) and represents 6% of the revenues, as compared with $324,028
(£209,048) for the nine months ended September 30, 2002, which represents 7.4%
of the revenues.

Earning per share
The earning per share for the nine months ended September 30, 2003 was $0.10
(£0.06) for the basic 5,117,684 shares and $0.08 (£0.05) for the diluted number of shares, including the options to buy 1,600,000 shares.

Balance Sheet

Current Assets. Current assets amounted to $4,761,402 (£2,851,139) as of
September 30, 2003, as compared to $2,654,136 (£1,658,835) as of December
31, 2002. This increase in our current assets is mainly attributable to the growth of our account receivables that derives from the growth in our revenues and our cash positions.

Loan to shareholder. Loan to shareholder amounted to $483,490 (£289,515)
as of September 30, 2003, as compared to $485,008 (£303,130) as of
December 31, 2002. As of September 30, 2003, $94,938 (£56,849) of the loan is classified as a current asset.

Fixed assets. Fixed assets after accumulated depreciation increased to $671,315
(£401,985) as of September 30, 2003 as compared with $405,454
(£253,409) as of December 31, 2002. Growth in fixed assets reflects investments in equipment and systems to enhance our capacity.

Current Liabilities. As of September 30, 2003, current liabilities increased to
$4,057,395 (£2,429,578) as compared with $2,339,243 (£1,462,027) as of December 31, 2002.

Liquidity and Capital Resources.
Net cash provided by operating activities for the nine months ended September
30, 2003 was $1,138,106 (£681,501). The cash provided by operating activities was primarily attributable to our increase in trade payables and our net income.

Cash at September 30, 2003 amounted to $1,661,268 (£994,772), an increase of $906,127 (£522,809) since December 31, 2002.

We shall continue to finance our operations and fund the commitments for capital expenditures mainly from the cash provided from operating activities. We believe that our future cash flow from operations, together with our current cash, will be sufficient to finance our activities through the years 2003 and 2004. We shall consider raising funds through a public or private placement to fund the implementation of an expanding operational plan.

Impact of Inflation and Currency Fluctuations.
As of September 30, 2003, we deal with only two currencies, U.K. Pounds and
United States Dollars. Even when we do business in other countries rather than the United Kingdom or the United States, we sell and buy in either U.K. Pounds or U.S. Dollars.

Most of our revenues and current assets are in U.K. Pounds, the long-term loan to a shareholder is all in U.K. Pounds.

Our cost of revenues is all in U.K. Pounds, most of our liabilities, operating and financing expenses are in U.K. Pounds. The remainder of the assets, liabilities, revenues and expenditures are in U.S. Dollars.

A devaluation of the U.K. Pound in relation to the U.S. Dollar will have the effect of decreasing the Dollar value of all assets or liabilities that are in
U.K. Pounds. Conversely, any increase in the value of the U.K. Pound in relation to the Dollar has the effect of increasing the Dollar value of all U.K. Pound assets and the Dollar amounts of any U.K. liabilities and expenses.

Should we have to pay higher expenses due to inflation and we are unable to generate proportionately higher revenues, our operational results will be negatively affected.

If the rate of inflation will cause a raise in salaries or other expenses and the market conditions will not allow us to raise prices proportionally, it will have a negative effect on the value of our assets and on our potential profitability.

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief Executive Officer and Chief
Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and
Exchange Commission.

There were no significant changes in the Company's internal control over financial reporting, to the knowledge of the management of the Company, or in other factors that have materially affected or are reasonably likely to materially affect, these internal controls over financial reporting subsequent to the evaluation date.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
None

Item 2.  Changes in Securities and Use of Proceeds

On or about August 28, 2003, we sold 11,750 shares of our common stock to
WorldNet Global.com Ltd. at $0.425 per share or an aggregate of $5,000. On or about September 3, 2003, we sold 4,780 shares of our common stock to WorldNet
Global.com Ltd. at $0.523 per share or an aggregate of $2,500. We relied upon
Section 4(2) of the Act for the offers and sales to WorldNet Global.com, Ltd. We believed that Section 4(2) was available because the sales did not involve a public offering and there was no general solicitation or general advertising involved in the sales. WorldNet Global.com Ltd. had a pre-existing relationship with us as a reseller of our telecommunications services. WorldNet Global.com
Ltd. represented to us that they were purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the
Securities Act of 1933 and set forth the restrictions on their transferability and sale. WorldNet Global.com Ltd. was given access to all information about us and was given the ability to meet with our management to discuss and ask questions of and receive answers from them concerning the terms and conditions of the Offering and to obtain any additional information they deemed necessary.

On August 21, 2003, we issued 400,000 options to acquire shares of our restricted common stock to Abraham Keinan. These options were issued to Abraham
Keinan for services rendered by Abraham Keinan as the Chairman of our Board of
Directors. These options are exercisable at a price of $0.475 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 5 years after issuance. We relied upon Section 4(2) of the Act for the offers and sales to Abraham Keinan. We believed that Section
4(2) was available because the offer and sale did not involve a public offering.

On August 21, 2003, we issued 200,000 options to acquire shares of our restricted common stock to Guy Nissenson. These options were issued to Guy
Nissenson for services rendered by Guy Nissenson as our President and Chief
Executive Officer. These options are exercisable at a price of $0.475 per share.
Each option is convertible into one share of stock. These options are vested immediately and expire 5 years after issuance. We relied upon Section 4(2) of the Act for the offers and sales to Guy Nissenson. We believed that Section 4(2)
was available because the offer and sale did not involve a public offering.

On September 3, 2003, we issued 500,000 options to acquire shares of our restricted common stock to Nir Davidson. These options were issued to Nir
Davidson for services rendered by Nir Davidson as the Managing Director for
Story Telecom Ltd., our affiliate. These options are exercisable at a price of
$2.50 per share, only if and when the market price for shares of our common stock is over $4 per share. Each option is convertible into one share of stock.
These options expire 18 months after issuance. We relied upon Section 4(2) of the Act for the offers and sales to Nir Davidson. We believed that Section 4(2)
was available because the offer and sale did not involve a public offering.

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
April 8, 2003; (c) our Forms 10-QSB for the periods ended March 31, 2002 which was filed on May 14, 2002, June 30, 2002 which was filed on August 13, 2002 and amended on August 20, 2002, September 30, 2002 which was filed on November 14,
2002, March 31, 2003 which was filed on May 15, 2003, and June 30, 2003 which was filed on August 14, 2003.

b)  Reports on Form 8-K
None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated: November 7, 2003             XFONE, INC.

                                        By:   /s/ Guy Nissenson
                                              Guy Nissenson, President/Chief
                                              Executive Officer

