Form 10KSB
period 2003-12-31
XFONE INC
filed 2004-04-01
CIK 1126216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                        COMMISSION FILE NUMBER 333-67232

                                   XFONE, INC.
                 (Name of small business issuer in its charter)

             Nevada                                      11-3618510
   (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

                        c/o Swiftnet Ltd. Britannia House
                                  960 High Road
                         London, United Kingdom N12 9RY
               (Address of principal executive offices) (Zip Code)

                               011.44.845.1087777
              (Registrant's telephone number, including area code)

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $6,004,535 as determined by the closing price of $3.45 on March 30, 2004.

The issuer's revenues for its most recent fiscal year were 7,282,181 United Kingdom Pounds ($12,962,282)

As of March 30, 2004, there were 6,105,445 shares of our common stock issued and outstanding.

We have incorporated by reference, our Form SB-2 Registration Statement and all amendments thereto.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                   XFONE, INC.

                                      INDEX

Part I.
Item 1.  Description of Business .......................................  3
Item 2.  Description of Property ....................................... 20
Item 3.  Legal Proceedings ............................................. 21
Item 4.  Submission of Matters to a Vote of Security Holders ........... 21

Part II.
Item 5.  Market for Common Equity and Related Stockholder Matters ...... 21
Item 6.  Management's Discussion and Analysis or Plan of Operation...... 33
Item 7.  Financial Statements .......................................... F-1
Item 8.  Changes in and Disagreements with Accountants
         and Financial Disclosure ...................................... 45
Item 8A. Controls and Procedures ....................................... 45

Part III.
Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act .... 45
Item 10. Executive Compensation ........................................ 49
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters .................... 52
Item 12. Certain Relationships and Related Transactions ................ 55
Item 13. Exhibits and Reports on Form 8-K .............................. 57
Item 14. Principal Accountant Fees and Services ........................ 58

                                    PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

We were incorporated in the State of Nevada on September 1, 2000 to acquire our wholly owned subsidiary, Swiftnet, Ltd. and to conduct Swiftnet's telecommunications business. Swiftnet was incorporated under the laws of the United Kingdom on February 12, 1990. We completed the acquisition of Swiftnet on October 4, 2000 whereby we acquired all of Swiftnet's issued and outstanding stock in exchange for 2.4 million shares of our newly issued common stock. At the time of the acquisition, the 2.4 million shares represented 55% of our issued and outstanding common stock. As a result, Swiftnet became our subsidiary, the members of Swiftnet's board of directors were appointed to our board of directors and Swiftnet's officers became our officers. We are authorized to issue 25,000,000 shares of common stock. As of March 25, 2004, there are 6,105,445 shares of common stock issued and outstanding. We are authorized to issue 50,000,000 shares of preferred stock, no shares of which are issued and outstanding.

We have never been the subject of a bankruptcy, receivership or similar proceeding.

Our principal executive offices are located at Britannia House, 960 High Road, London, United Kingdom N12 9RY. Our telephone number is 011.44.845.1087777

BUSINESS

We provide long distance voice and data communications services solely through our subsidiary, Swiftnet, Ltd., which has conducted communications service operations in the United Kingdom since 1990. Swiftnet's business consists of selling various telecommunication related services, including telephone, facsimile, e-mail, calling cards, and Internet driven applications. Because our operations are conducted solely through Swiftnet, we have provided the same services since our inception. Our customers are located in 75 countries in Europe, Australia, North America, South America, Asia, and Africa. At least 85% of our revenues are derived from our customers located in the United Kingdom.

Our future business plans, as detailed below, include accelerating our program of recruiting resellers and agents, promoting additional services, purchasing new equipment and technology, attempting to negotiate lower rates with carriers, upgrading our database, and creating new marketing initiatives.

OUR PRINCIPAL SERVICES AND THEIR MARKETS:

Although we have our own switch which connects to other telephone operators, our long distance voice and data communications services require the services of other telephone operators that operate switches, which are electronic devices that receive calls from customers on one side and move them on to their destination on the other side. We use the network switching and transport facilities of long distance providers in which calls are transferred either by more established large telephone operators or smaller telephone operators. The more established large telephone operators typically provide a better quality of communications, such as better sound, less interference, and less sudden disconnections; however, the large telephone operators are more expensive compared with small telephone operators which have lower cost prices, but typically less service quality in these areas.

We operate a live customer service center that operates 24 hours a day, 7 days a week.

We provide the following telecommunication services:

      o Indirect telephone service: Using 1XXX access we resell telephone services provided by other carriers or through the use of our own platform. 1XXX access is a code number that people in Great Britain can dial in order to reach certain other carriers. This enables us to take calls originated by customers and route them to different destinations.

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

      o Nodal Services: This service enables our business customers to use a small platform located in their respective country, to establish their own messaging services within that country delivery.

      o Auracall: This is a service that was introduced in approximately March 2002, which permits any individual with a British Telecom line to make international calls at a lower cost and without prepayment for setting up an account with another carrier. The Auracall service can be accessed by any business or residential user through our website at www.auracall.com. When customers need to make an international or national call they can dial the appropriate designed number for that country and save on calling rates over the current British Telecommunications published rates by gaining access to our switch and providing savings on a per minute basis.

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

      o Internet Based Customer Service and Billing Interface. In June 2002, we completed the creation of our Internet based customer service and billing interface at www.xfone.com, which includes on-line registration, full account control, and payment and billing functions and information retrieval. To complete our Internet based customer service and billing interface, we enhanced our Internet operations by, among other things, fine-tuning our website which consisted of integrating and adding more services, perfecting our billing system, and launching our Internet operations in beta format. During 2003, we plan to continue enhancing this service at an estimated cost of $100,000.

Carrier Pre Select Service - In October 2003, we initiated our carrier pre select service. With this service, we instruct our carrier, British Telecom, to route the customer's telephone number to Swiftnet, which allows customers to route their telephone calls through a carrier without dialing a special 4 digit access code and without our having to program a switchboard.

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

REVENUES:

The percentage of our revenues are derived from the following:

      o     Approximately 60% from our telephone services;

      o Approximately 10% from our messaging services, including facsimile, nodal and e-mail related services; and

      o Approximately 30% from our calling cards, including 0800 and pin access.

OUR CUSTOMERS:

We have four major types of customers:

      o Residential - These customers either must dial 1XXX or acquire a box that dials automatically.

      o Commercial - Smaller businesses are treated the same as residential customers. Larger businesses have the need for a PBX unit (Private Branch Exchange Unit), which is a centralized answering and calling system, otherwise known as a switchboard. We program the PBX Unit of our customers in order that all of their calls are routed to us directly, and to save the customer the need to dial a four digit access code.

      o Government Agencies - Includes the United Nations World Economic Forum, the Argentine Embassy, and the Israeli Embassy.

      o Resellers, such as WorldNet and VSAT - We provide them with our telephone and messaging services for a wholesale price. For WorldNet, we also supply the billing system.

OUR BILLING PRACTICES:

We charge our customers based on usage by full or partial minutes. Our rates vary with distance, duration, time, and type of call, but are not dependent upon the facilities selected for the call transmission. The standard terms for our regular telephone customers require that payments are due 21 days from the date of the invoice. Our prepay telephone services represent around 20 percent of our revenues. Our supplier's standard terms are payment within 30 days from invoice date; however, some new suppliers ask for shorter payment terms.

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

      o We use direct marketing, primarily using facsimile broadcasts and newspaper advertisements;

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

      o We advertise on a monthly basis in "Comms Dealer", a telecommunications agents/resellers trade magazine; and

      o We utilize the Internet as an additional distribution channel for our services. We utilize Xfone.com as our brand name for our new e-commerce telecommunications operations. We plan to build a brand name with "xfone.com" by advertising our Internet services, partnering with other websites, and offering attractive rates and quality of lines.


We do not have in-house sales personnel.

FUTURE BUSINESS PLANS

Our future business plans during 2004 will include the following.

RECRUITMENT

We plan to accelerate our program of recruiting resellers and agents during 2004, as follows:

      o     advertising in telecoms trade publications;

      o an on-going targeted email campaign supported by telephone marketing by our in-house staff to potential re-sellers who have been identified as ideal candidates to become reseller partners;

      o should our reseller base increase, we will employ account managers whose job will be to manage their own group of newly recruited resellers; account managers will receive a fixed salary and performance related bonuses and will report to our Director of Sales and Marketing; and

      o two senior sales personnel will be recruited to sell our fixed line and mobile services to the corporate market; we will emphasize to potential corporate clients, our combination of low cost high quality fixed line telephony together with a range of competitively priced mobile price plans.

We estimate that our recruitment related costs will be approximately $5,000 per month.

NEW PRODUCTS

SWIFTNET DIAL DIRECT

Swiftnet Dial Direct is a new service where residential and small business clients can immediately have access to low cost international calls without setting up an account, prepayment, or the purchase of a calling card. As this service is totally automatic and requires no billing or account maintenance, we can offer low prices coupled with low cost to us. In March 2004, we plan to recruit self employed agents to sell this service. We estimate that our costs pertaining to this new service will be approximately $3,000 per month.

WHOLESALE LINE RENTAL

Beginning in April 2004, we will be able to take over British Telecom's BT line, which is the telephone line supplied by British Telecom that connects the client with the national telephone network. We will accomplish this by purchasing the BT line at wholesale rates and then reselling the line to our clients. We will bill our customers with one bill for their telephone line and their calls. This gives us complete control of the client, who only has one place to go to order additional lines and services, as well as calls. This will also give us the opportunity to offer bundled packages which for a fixed amount per month will offer line rental, a mobile phone handset, and inclusive mobile and fixed line minutes. We estimate that our costs associated with the wholesale line rental will be approximately $8,000 per month.

BROADBAND INTERNET CONNECTION

Beginning in April 2004, we will be offering a Swiftnet branded broadband Internet connection to our existing residential and business clients. We estimate that our costs associated with the Broadband Internet Connection will be approximately $2,000 per month.

NEW SOFTWARE

New software to supply SMS broadcasting to mobile phones is being developed by a specialized software house. SMS broadcasting allows the simultaneous sending of a text message to several thousand recipients. We plan to supply SMS broadcasting to our reseller and client base in approximately May 2004. We estimate total costs of approximately $20,000 associated with the new software.

NEW MARKETING INITIATIVES

We will be seeking partnerships with charities and groups or entities with a loyal client or supporter base, providing that they have a minimum of 1000 supporters. We will initially target over 1000 soccer clubs located in the United Kingdom to offer affinity deals, where supporters receive low cost telephone calls and the clubs receive a monthly percentage of the call revenue. We will also be looking at other opportunities in the sporting arena together with retailers who have their own loyalty card customer base and credit card companies.

Direct fax broadcasting and email and SMS marketing will continue to be used as tools to attract new end user clients. We are also considering setting up an outbound telemarketing operation which will be outsourced to a specialist call centre in Asia.

We estimate that our costs associated with the new marketing initiatives will be approximately $10,000 per month.

NEW EQUIPMENT

We will continue to invest in new equipment if our traffic increases and will embrace new technology such as VOIP (Voice over Internet Protocol) to increase the added value we can offer our clients. Our current switch is expandable to double its current capacity without any significant increase in overhead cost.

CARRIERS AND NEGOTIATING LOWER RATES

Our increased sales in 2003 have enabled us to negotiate significantly lower rates with the carriers we use to carry our international call traffic, which gives us the opportunity to increase our margins or offer significant reductions to secure deals with major clients. Should our sales increase, we will continue to negotiate for lower rates should our sales increase.

IT AND SOFTWARE DEVELOPMENT

We are in the process of upgrading our database which the core of our client maintenance and billing system. This will give us daily access to sales and profitability per client and enable us to check carrier rates on a daily basis. We are also introducing new Customer Relationship Management software to track our prospects and clients. We estimate that our IT and software development related costs will be approximately $30,000, which we plan to fund from our operations.

MATERIAL AGREEMENTS:

RESELLER AGREEMENTS

We have agreements with approximately 20 resellers, including VSAT, Story Telecom, Auracall, and Worldnet.

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

            (b) Its technological backbone, which includes Swiftnet's hardware and software capabilities, including its switch and billing system;

            (c) Technical help service (24 Hours/7 Days a week); and (d) Use of relevant software and hardware including switch, billing, and an Interactive Voice Response System. An Interactive Voice Response System is a voice recognition system that allows the customer to listen to the amount of minutes remaining on an individual's calling card and dial a desired telephone number without the need for an operator.

Under the agreement, Nir Davidson will supply Story Telecom Ltd. with the following:

            (a)   Marketing and sales;

            (b)   Distribution channels; and

            (c) Management in which Nir Davidson will function as the Managing Director of Story Telecom Ltd.

In addition, the agreement provides that Nir Davidson will have the option to purchase our shares of common stock within a 12 month period after the September 30, 2002 agreement, according to the formula specified in paragraph 28 of the agreement. Nir Davidson's rights to exercise the option have terminated because he failed to fulfill the conditions necessary to be entitled to exercise the option.

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

We also have agreements with British Telecom, ITXC, Ibasis, Openair, Wavecrest, and Teleglobe as suppliers of telephone routing and switching services.

PORTFOLIO PR AGREEMENT

As of January 1, 2004, we have an agreement with Portfolio PR, Inc., which can be terminated with a 30 day written notification by either party to the agreement within 30 days notice. The agreement provides that Portfolio PR provide us with public relations and investor relations services. Under the Agreement. Portfolio PR agrees to provide the following services during the first two months of the agreement: (a) develop a branding statement and "story" pertaining to us; (b) incorporate into a strategic corporate profile and power point presentation; and (c) advise our management on how to make our website more investor-friendly; produce a marketing-oriented and cost-effective annual report. Further, under the agreement, Portfolio PR agrees to provide us with the following additional services: (a) develop a strategic press release program;
(b) build a media campaign around our cost-effective services; (c) work with management to demonstrate its expertise by developing articles and white papers for distribution to trade groups and organizations, conferences, and trade shows; (d) build an appropriate investor database; (e) plan, arrange, and manage road shows with targeted money managers, investors, retail brokers, and media in major financial citites; (f) if appropriate, develop a virtual road show program; (g) update the corporate profile and media fact sheet quarterly or as needed; (h) be available on a special projects basis to handle event programming opportunities; and (i) serve as investor relations counsel to address a range of issues, such as Regulation FD disclosure.

In return for the above services that entitles us to 50 hours of services per month, we agree to pay Portfolio PR: (a) until we are listed on NASDAQ, if ever, $3,000 a month and 1000 shares per month; (b) if we are listed on NASDAQ, $4,000 per month and 1,200 shares per month. In addition, we agree to provide Portfolio PR with the following warrants: (a) 50,000 warrants to buy shares for $10 per shares; (b) if we become listed on NASDAQ within 6 months, an additional: (i) 50,000 warrants to buy shares for $6 per share; and (ii) 100,000 warrants to buy shares for $10 per share. The warrants expire within twelve months.

SELLING SHAREHOLDER RELATED AGREEMENTS

In connection with our January/February 2004 private placement, we entered into the following agreements with Selling Shareholders that are listed in the Form SB-2 Registration Statement we filed on February 23, 2004 with the Securities and Exchange Commission, which registration statement to date has not been declared effective:

      o     Shares and Warrant Purchase Agreement;

      o     Registration Rights Agreement;

      o     Warrant A Agreement; and

      o     Warrant B Agreement

These agreements contain standard representations and warranties by us to the selling shareholders. Additionally, each selling shareholder that purchased our common stock was required to sign an Irrevocable Proxy which appointed our Chief Executive Officer, Guy Nissenson, as proxy for each selling shareholder, and which grants to our Chief Executive Officer an aggregate of 969,237 shares that he may vote for the selling shareholders. These agreements further provide, as follows:

SHARES AND WARRANT PURCHASE AGREEMENT

In connection with a private placement we conducted during January and February 2004, we sold to the selling shareholders an aggregate of 969,237 shares of our common stock at a purchase price of $3.00 per share. Each selling shareholder who purchased common stock was also granted one Warrant A and one Warrant B for each share of common stock purchased. This agreement also provides for the following under A-C below:

A. SUCCESSORS AND ASSIGNS

We may not assign the common stock purchase agreement, or any of our rights or obligations under the agreement without the prior written consent of the Purchasers. The Purchasers may assign any or all of its rights under the common stock purchase agreement to any party. Accordingly, the assignee will have the benefit of the provisions of the common stock purchase agreement that are intended to protect Purchaser until the underlying common stock may lawfully be resold to the public in compliance with applicable securities laws.

B. GOVERNING LAW

The Shares and Warrant Purchase Agreement, and the related transaction documents, are governed by the internal laws of the State of New York, and all legal proceedings in connection with the common stock purchase agreement must be commenced exclusively in the state and federal courts sitting in the City of New York. Thus, all questions concerning the validity, enforcement and interpretation of the common stock purchase agreement and the related transaction documents, will be determined by reference to New York law.

C. PENALTIES

This agreement provides for varying terms which vary based upon the negotiations we conducted with each respective selling shareholders, as described below under A and B:

A. LEGEND REMOVAL FAILURE - We agreed to remove the restrictive legends on the selling shareholder certificates in compliance with state and federal laws. The penalties vary among the selling shareholders, but are either:

      o Within 12 months of the purchase date, if we fail to cause the legend to be removed as of the 14th business day after the selling shareholder has made a request for the legend removal, the selling shareholder may require us to pay him or her an amount equal to 130% of his purchase price for all or a portion of the shares and warrant shares he or she purchased;

      o Within 24 months of the purchase date, if we fail to remove the restrictive legend after 3 trading days following delivery of the certificate to either our transfer agent or to us (the Legend Removal Date), the shareholder may require us to pay him either: (i) $10 per trading day per $1000 worth of purchased shares and/or warrant shares, the worth being based upon the stock's closing price on the Legend Removal Date, and after 5 trading days, $20 per trading day per $1000 worth of purchased shares and/or warrant shares; or (ii) an amount equal to 130% of his purchase price for all or a portion of the shares and warrant shares he purchased.

B. RIGHTS OF PARTICIPATION IN ADDITIONAL FINANCING - We may be required to allow selling shareholders the right to participate in any subsequent financings that we may offer. The terms vary as to the maximum percentage of the financings in which each selling shareholder may participate, and, if our subsequent financing has the effect of issuing shares below the $3.00 per share price paid by the selling shareholders, we may be required to adjust the selling shareholder's purchase price to that same lower price.

REGISTRATION RIGHTS AGREEMENT

This agreement obligates us to register the common stock covered by this Prospectus and contains certain mutual indemnification provisions indemnifying us and the selling shareholders and any officers, directors, agents and employees associated with us or the selling shareholders.

WARRANT A AGREEMENT

This agreement provides that each Warrant A grants the shareholder the right to purchase our common stock at a price of $5.50 per share. The Warrant A is exercisable until five years after the purchase date, which is January or February 2009.

WARRANT B AGREEMENT

This agreement provides that each Warrant B grants the shareholder the right to purchase our common stock at a price of $3.50 per share. The Warrant B is exercisable until the earlier of: (i) 10 days after our registration statement is effective or 10 days after the Company's common stock is traded on the NASDAQ Small Cap or the American Stock Exchange; or (ii) the date that is 375 days following the date of the purchase date.

COMPETITIVE BUSINESS CONDITIONS

The communications and information services industry is highly competitive and varied. We have only approximately .06% of the market share of the United Kingdom based long distance and international telecom market, based on our revenues of $12,962,282 (approximately 7.3 million United Kingdom pounds) during 2003 compared with a 21 billion dollar market (12 billion United Kingdom pounds) in the United Kingdom. Many of our existing and potential competitors, including approximately 160 licensed telecom carriers in the United Kingdom, have greater financial, personnel, marketing, customer bases and other financial resources significantly greater than ours. Our competitors include:

      o     Large regional carriers in the United Kingdom such as British
            Telecom;

      o Other regional carriers in the United Kingdom such as OneTel, Telediscount, Alpha, and Primus;

      o     Smaller regional carriers such as Quip.com;

      o Wireless telecommunications providers such as Vodafone, T-Mobile, and Orange; and

      o     International carriers.

Many of our competitors have the flexibility to introduce new service and pricing options that may be more attractive to our existing as well as our future potential customers. As a result: (a) these competitors have greater growth and profit potential than us; (b) competition may adversely affect our telecommunications related market share; (c) our competition may lead to a decrease in the rate at which we add new customers; and (d) price competition or promotional incentives offered by our competitors may lead to decreases in the rates that we charge, which may adversely affect our potential profitability.

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

PRINCIPAL SUPPLIERS:

WorldCom International, Ltd. is our principal supplier of telephone routing and switching services, representing approximately 25% of such services to us. Our other suppliers are British Telecom and Teleglobe, both of which supply telephone routing and switching services. These companies furnish us with less than 35% of these type of services to us.

DEPENDENCE ON MAJOR CUSTOMERS:

During 2003, there were two customers that accounted for more than 10% of our revenues: (a) our affiliate, Story Telecom, represented approximately 36% of our total revenues; and (b) British Telecom represented approximately 18% of our total revenues. Collectively, the United Kingdom accounts for at least 85% of our revenues. We do not anticipate than any other customers will account for more than 10% of our revenues during 2004.

PATENTS, TRADEMARKS AND LICENSES:

On January 9, 2004, we received notification from the Trademarks Registry Office of Great Britain that as of August 8, 2003, our trademark, "Xfone", was registered by that government agency. We do not have any other patents or trademarks, nor have we filed any other applications for patents or trademarks. Our subsidiary, Swiftnet, Ltd., is licensed in the United Kingdom as an international telecommunication carrier.

REGULATORY MATTERS:

In 1996, our subsidiary, Swiftnet, Ltd., was granted a license to operate a telecommunications system from the Secretary of State for Trade and Industry of the United Kingdom. The license may be revoked by this agency upon thirty days notice in the event of certain conditions such as misconduct or breach of various telecommunications laws.

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

Our business operates in at least 75 countries, all of which have different regulations, standards and controls related to licensing, telecommunications, import/export, currency and trade. We believe that we are in substantial compliance with these laws and regulations.

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

RESEARCH AND DEVELOPMENT:

Other than developing and expanding our telecommunications applications and our website, we do not intend to undertake any significant research and development activities. During fiscal year 2002, we spent $51,200 US on research and development. During the first three quarters of 2003, from January 1, 2003 to September 30, 2003, we spent approximately $49,000 US on research and development

Employees

We have 12 full-time employees consisting of:

      o 1 Chief Executive Officer/President that directs our overall operations;

      o 1 Chairman of the Board, whose duties apart from being our Chairman of the Board, are to initiate and assist with telecom related projects;

      o 1 Research and Development Manager that directs and initiates various technological and software related projects;

      o 1 Marketing Manager, that directs our marketing initiatives, including marketing pertaining to resellers and agents, advertising and direct marketing;

      o 1 Operational Manager, that directs the technical and operational aspects of all telecom related matters pertaining to our business;

      o     1 Financial Controller, that directs our financial operations; and

      o 6 employees in our administration department that perform secretarial, filings, and other administrative duties and provide our customers with technical and billing information and support.

We also have 3 part-time employees that operate in shifts, assisting our administrative employees.

REPORTS TO SECURITY HOLDERS

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports in Washington, D.C. Our filings are also available to the public from commercial document retrieval services and the Internet world wide website maintained by the Securities and Exchange Commission at www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY.

Our corporate headquarters are located at 960 High Road, London N12 9RY - United Kingdom. This 3,000 square foot facility has seven offices, one board room, one computer room, one operation room that controls the computer room, entrance hall, main hall, accounting, secretarial and administration and 2 kitchens. Our office is located on the fifth floor of a six floor building with a concierge, two elevators and parking facilities. Our premises were leased on a 5 year term, which was due to expire on December 12, 2001. The yearly lease payments are approximately $23,421.00 (15,900 Pound Sterling). On December 20, 2002, we renewed our lease for a period of 10 years, with a five year cancellation option. Our current lease expires on December 20, 2012. The yearly lease payments have been increased to $34,320 (24,000 Pound Sterling).

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

ITEM 3. LEGAL PROCEEDINGS.

In August 2002, we filed a summary procedure lawsuit in the court of Tel - Aviv, Israel against MG Telecom Ltd. and its Chief Executive Officer, Mr. Avner Shur. In this lawsuit, we allege an unpaid debt due to us in the amount of $50,000 from MG Telecom for services rendered by us to MG Telecom. The debt arose from an agreement between us and MG Telecom, a provider of calling card services, in which traffic originating from MG Telecom calling cards was delivered through our system in London, England. Mr. Shur signed a personal guarantee agreement to secure MG Telecom's obligations under the agreement. During October 2002, Mr. Shur filed a request for leave to defend. The court has not rendered a judgment in the matter and we are unable to determine the future disposition of this matter. The court session for the hearing of the evidence was scheduled for February 24, 2004, but postponed to March 22, 2004, at which time an evidentiary hearing was held. An additional evidentiary hearing will be held on May 19, 2004.

Other than the above, we are not a party to any material pending legal proceeding, nor is any of our property the subject of such a legal proceeding. However, we may become subject to dispute and litigation in the ordinary course of our business. None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Below is the market information pertaining to the range of the high and low bid information of our common stock for each quarter since our common stock has been quoted on the OTC Bulletin Board. Our common stock is quoted under the symbol XFNE on the OTC Bulletin Board and on the Berlin (Germany) Stock Exchange. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                      2003                     Low       High
                 ----------------------------------------------
                 Fourth Quarter               $3.15$     6.25
                 Third Quarter                $0.51$     3.60
                 Second Quarter               $0.30$     0.64
                 First Quarter                $0.30$     0.77

                      2003                     Low       High
                 ----------------------------------------------
                 Fourth Quarter               $0.66$     1.45
                 Third Quarter                $0.70$     1.33
                 Second Quarter               $0.70$     3.65
                 First Quarter                $0.00$     0.00

                      2003                     Low       High
                 ----------------------------------------------
                 Fourth Quarter               $0.00$     0.00
                 Third Quarter                $0.00$     0.00
                 Second Quarter               $0.00$     0.00
                 First Quarter                $0.00$     0.00


The source of the above information is www.OTCBB.com Data Products, Historical Data Service.

There is a limited trading market for our common stock. There is no assurance that a regular trading market for our common stock will develop, or if developed will be sustained. A shareholder in all likelihood, therefore, will not be able to resell their securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

PENNY STOCK CONSIDERATIONS.

Our Shares are "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 as equity securities with a price of less than $5.00. Our shares may be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor.

In addition, under the penny stock regulations the broker-dealer is required to:


      o Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

      o Disclose commission payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;

      o Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks.

      o Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be adversely affected, with a corresponding decrease in the price of our securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

HOLDERS.

At March 30, 2004, there were 145 holders of record of our common stock. We have one class of common stock outstanding.

DIVIDENDS.

On December 19, 2002, we declared our first cash dividend in the amount of $0.02 per common share. The cash dividend was payable on January 15, 2003 to our common stockholders of record at the close of business on December 31, 2002. On December 30, 2003, we declared a cash dividend of $.03 per shares on our common stock for all shareholders of record of our common stock at the close of business on December 31, 2003. We paid this dividend on February 16, 2004.

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

Securities Authorized for Issuance under Equity Compensation Plans. Not applicable.

RECENT SALES OF UNREGISTERED SECURITIES.

On January 1, 2003, we granted the following warrants to Portfolio PR, a New York corporation owned and controlled by Paul Holm, in exchange for services:
(a) 50,000 warrants to purchase 50,000 shares of our common stock at an exercise price of $6.00 per share; and (b) 50,000 warrants to purchase 50,000 shares of our common stock at an exercise price of $10 per share. The warrants expire on January 1, 2005. We relied upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On August 21, 2003, we issued 400,000 options to acquire shares of our restricted common stock to Abraham Keinan. These options were issued to Abraham Keinan for services rendered by Abraham Keinan as the Chairman of our Board of Directors. These options are exercisable at a price of $0.475 per share. Each option is convertible into one (1) share of stock. These options vested immediately and expire on August 21, 2008. We relied upon Section 4(2) of the Act for the offers and sales to Abraham Keinan. We believed that Section 4(2) was available because the offer and sale did not involve a public offering. The options are cancelable at our sole discretion for a period of 210 days from the date of issuance. On March 1, 2004, our Board of Directors cancelled these options.

On August 21, 2003, we issued 200,000 options to acquire shares of our restricted common stock to Guy Nissenson. These options were issued to Guy Nissenson for services rendered by Mr. Nissenson as our President and Principal Executive Officer. These options are exercisable at a price of $0.475 per share. Each option is convertible into one (1) share of stock. These options vested immediately and expire on August 21, 2008. We relied upon Section 4(2) of the Act for the offers and sales to Guy Nissenson. We believed that Section 4(2) was available because the offer and sale did not involve a public offering. The options are cancelable at our sole discretion for a period of 210 days from the date of issuance. On March 1, 2004, our Board of Directors cancelled these options.

On January 9, 2004, we granted 17,500 restricted shares of our common stock, 17,500 Warrants A, and 17,500 Warrants B to Stern & Company, a limited liability company registered in New York which is owned, managed and controlled by Shai Stern, in exchange for strategic planning related services. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 17,500 shares of common stock, the 17,500 shares underlying the Warrants A and the 17,500 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 9, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 9, 2004, we sold 16,667 restricted shares of our common stock, 16,667 Warrants A, and 16,667 Warrants B to WEC Partners, LLC, a Delaware limited liability company owned and controlled by Ethan Benovitz, Daniel Saks, and Jaime Hartman, in exchange for $50,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 16,667 shares of common stock, the 16,667 shares underlying the Warrants A and the 16,667 shares underlying the Warrants
B. The Warrants A are exercisable at any time before January 9, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 9, 2004, in exchange for $300,000, we sold 100,000 restricted shares of our common stock, 100,000 Warrants A, and 100,000 Warrants B to Platinum Partners Value Arbitrage, a Cayman Islands based limited partnership; Mark Nordlicht is the Managing Member of Platinum Management LLC, the General Partner of this limited partnership, which is a limited liability company registered in new York. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 100,000 shares of common stock, the 100,000 shares underlying the Warrants A and the 100,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 9, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 9, 2004, we sold 50,000 restricted shares of our common stock, 50,000 Warrants A, and 50,000 Warrants B to Countrywide Partners, LLC, a Delaware limited liability company owned, managed, and controlled by Harry Adler, in exchange for $150,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 50,000 shares of common stock, the 50,000 shares underlying the Warrants A and the 50,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 9, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We relied upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On or about January 15, 2003, we sold 5,000 restricted shares of our common stock to WorldNet Global.com Ltd., a United Kingdom corporation controlled by Vic Chhabria, at a price of $0.50 per share or an aggregate purchase price of $2,500. On or about February 17, 2003, we sold an additional 5,650 restricted shares of our common stock to WorldNet Global.com Ltd. at a price of $0.44 per share or an aggregate purchase price of $2,500. On or about April 24, 2003, we sold an additional 20,000 restricted shares of our common stock to WorldNet Global.com Ltd. at a price of $0.25 per share or an aggregate purchase price of $5,000. On or about May 16, 2003, we sold an additional 9,615 restricted shares of our common stock to WorldNet Global.com Ltd. at a price of $0.26 per share or an aggregate purchase price of $2,500. On or about August 28, 2003, we sold an additional 11,750 restricted shares of our common stock to WorldNet Global.com Ltd. at a price of $0.425 per share or an aggregate purchase price of $5,000. On or about September 3, 2003, we sold an additional 4,780 restricted shares of our common stock to WorldNet Global.com Ltd. at a price of $0.523 per share or an aggregate purchase price of $2,500. We relied upon Section 4(2) of the Act for the offers and sales to WorldNet Global.com, Ltd. We believed that Section 4(2) was available because the sales did not involve a public offering and there was no general solicitation or general advertising involved in the sales. WorldNet Global.com Ltd. had a pre-existing relationship with us as a reseller of our telecommunications services. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act of 1933 and set forth the restrictions on their transferability and sale.

On January 15, 2004, we sold 5,000 restricted shares of our common stock, 5,000 Warrants A, and 5,000 Warrants B to Arik Ecker in exchange for $15,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 5,000 shares of common stock, the 5,000 shares underlying the Warrants A and the 5,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 15, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 15, 2004, we sold 8,500 restricted shares of our common stock, 8,500 Warrants A, and 8,500 Warrants B to Zwi Ecker in exchange for $25,500. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 8,500 shares of common stock, the 8,500 shares underlying the Warrants A and the 8,500 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 15, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 15, 2004, we sold 13,000 restricted shares of our common stock, 13,000 Warrants A, and 13,000 Warrants B to Simon Langbart in exchange for $39,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 13,000 shares of common stock, the 13,000 shares underlying the Warrants A and the 13,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 15, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 15, 2004, we sold 5,000 restricted shares of our common stock, 5,000 Warrants A, and 5,000 Warrants B to Robert Langbart in exchange for $15,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 5,000 shares of common stock, the 5,000 shares underlying the Warrants A and the 5,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 15, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i. the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 15, 2004, we sold 3,000 restricted shares of our common stock, 3,000 Warrants A, and 3,000 Warrants B to Michael Derman in exchange for $9,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 3,000 shares ofcommon stock, the 3,000 shares underlying the Warrants A and the 3,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 15, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 15, 2004, we sold 7,000 restricted shares of our common stock, 7,000 Warrants A, and 7,000 Warrants B to Errol Derman in exchange for $21,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 7,000 shares of common stock, the 7,000 shares underlying the Warrants A and the 7,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 15, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 15, 2004, we sold 8,000 restricted shares of our common stock, 8,000 Warrants A, and 8,000 Warrants B to Yuval Haim Sobel in exchange for $24,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 8,000 shares of common stock, the 8,000 shares underlying the Warrants A and the 8,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 15, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 15, 2004, we sold 8,000 restricted shares of our common stock, 8,000 Warrants A, and 8,000 Warrants B to Zvi Sobel in exchange for $24,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 8,000 shares of common stock, the 8,000 shares underlying the Warrants A and the 8,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 15, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 15, 2004, we sold 8,400 restricted shares of our common stock, 8,400 Warrants A, and 8,400 Warrants B to Tenram Investments, Ltd. in exchange for $25,200. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 8,400 shares of common stock, the 8,400 shares underlying the Warrants A and the 8,400 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 15, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 15, 2004, we sold 10,000 restricted shares of our common stock, 10,000 Warrants A, and 10,000 Warrants B to Michael Zinn in exchange for $30,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 10,000 shares of common stock, the 10,000 shares underlying the Warrants A and the 10,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 15, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 22, 2004, we granted 100,000 Warrants A to Hamilton, Lehrer & Dargan, P.A. in exchange for legal services rendered to us. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. We agreed to register the 100,000 shares of common stock underlying the Warrants A. The Warrants A are exercisable at any time before January/February 2009. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 25, 2004, we sold 20,000 restricted shares of our common stock, 20,000 Warrants A, and 20,000 Warrants B to Michael Weiss in exchange for $60,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 20,000 shares of common stock, the 20,000 shares underlying the Warrants A and the 20,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 25, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 30, 2004, we sold 16,667 restricted shares of our common stock, 16,667 A Warrants, and 16,667 B Warrants to Oded Levy in exchange for $50,000. Each A Warrant is exercisable into one share of common stock at an exercise price of $5.50 per share. Each B Warrant is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 16,667 shares of common stock, the 16,667 shares underlying the A Warrants and the 16,667 shares underlying the B Warrants. The A Warrants are exercisable at any time before January 30, 2009. The B Warrants are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We paid a finders fee in the amount of $4,000 to Oberon Group, LLC, a limited liability company registered in New York, which is owned, managed and controlled by Adam Breslawsky, in connection with the sale. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed
Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 30, 2004, we sold 66,667 restricted shares of our common stock, 66,667 A Warrants, and 66,667 B Warrants to Southridge Partners, LP, a limited partnership registered in Delaware, in exchange for $200,000. Stephen Nicks is the President of the limited partnership's general partner, Southridge Capital Management. Each A Warrant is exercisable into one share of common stock at an exercise price of $5.50 per share. Each B Warrant is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 66,667 shares of common stock, the 66,667 shares underlying the A Warrants and the 66,667 shares underlying the B Warrants. The A Warrants are exercisable at any time before January 30, 2009. The B Warrants are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We paid a finders fee in the amount of $16,000 to Oberon Group, LLC, a limited liability company registered in New York, which is owned, managed and controlled by Adam Breslawsky, in connection with the sale. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 30, 2004,we sold 5,000 restricted shares of our common stock, 5,000 A Warrants, and 5,000 B Warrants to Adam Breslawsky in exchange for $15,000. Each A Warrant is exercisable into one share of common stock at an exercise price of $5.50 per share. Each B Warrant is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 5,000 shares of common stock, the 5,000 shares underlying the A Warrants and the 5,000 shares underlying the B Warrants. The A Warrants are exercisable at any time before January 30, 2009. The B Warrants are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We paid a finders fee in the amount of $1,200 to Oberon Group, LLC, a limited liability company registered in New York, which is owned, managed and controlled by Adam Breslawsky, in connection with the sale. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed
Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 30, 2004, we sold 6,667 restricted shares of our common stock, 6,667 Warrants A, and 6,667 Warrants B to Michael Epstein in exchange for $20,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 6,667 shares of common stock, the 6,667 shares underlying the Warrants A and the 6,667 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 30, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We paid a finders fee in the amount of $1,600 to Oberon Group, LLC, a limited liability company registered in New York, which is owned, managed and controlled by Adam Breslawsky, in connection with the sale. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed
Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 30, 2004, we sold 13,334 restricted shares of our common stock, 13,334 Warrants A, and 13,334 Warrants B to Stephen Frank in exchange for $40,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 13,334 shares of common stock, the 13,334 shares underlying the Warrants A and the 13,334 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 30, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We paid a finders fee in the amount of $3,200 to Oberon Group, LLC, a limited liability company registered in New York, which is owned, managed and controlled by Adam Breslawsky, in connection with the sale. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 30, 2004, we sold 66,667 restricted shares of our common stock, 66,667 Warrants A, and 66,667 Warrants B to Southshore Capital Fund LTD, a Cayman Islands corporation, in exchange for $200,000. Navigator Management is the Corporate Director of Southshore Capital Fund, Ltd. and the Director and control person of Navigator Management is David Sims. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 66,667 shares of common stock, the 66,667 shares underlying the Warrants A and the 66,667 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 30, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We paid a finders fee in the amount of $16,000 to Oberon Group, LLC, a limited liability company registered in New York, which is owned, managed and controlled by Adam Breslawsky, in connection with the sale. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed
Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On February 2, 2004, we sold 500,000 restricted shares of our common stock, 500,000 Warrants A, and 500,000 Warrants B to Crestview Capital Master, LLC, a limited liability company registered in Delaware which is controlled by Richard Levy and Stuart Flink, in exchange for $1,500,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 500,000 shares of common stock, the 500,000 shares underlying the Warrants A and the 500,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before February 2, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We paid a finders fee in the amount of $120,000 to Oberon Group, LLC, a limited liability company registered in New York, which is owned, managed and controlled by Adam Breslawsky, in connection with the sale. We relied upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On February 11, 2004, we sold 3,334 restricted shares of our common stock, 3,334 Warrants A, and 3,334 Warrants B to Joshua Lobel in exchange for $10,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 3,334 shares of common stock, the 3,334 shares underlying the Warrants A and the 3,334 shares underlying the Warrants B. The Warrants A are exercisable at any time before February 11, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We paid a finders fee in the amount of $800 in connection with the sale. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On February 11, 2004, we sold 8,334 restricted shares of our common stock, 8,334 Warrants A, and 8,334 Warrants B to Joshua Kazam in exchange for $25,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 8,334 shares of common stock, the 8,334 shares underlying the Warrants A and the 8,334 shares underlying the Warrants B. The Warrants A are exercisable at any time before February 11, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On February 12, 2004, we sold 20,000 restricted shares of our common stock, 20,000 Warrants A, and 20,000 Warrants B to The Oberon Group, LLC, a limited liability company registered in New York, which is owned, managed and controlled by Adam Breslawsky, in exchange for $60,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 20,000 shares of common stock, the 20,000 shares underlying the Warrants A and the 20,000 shares underlying the Warrants
B. The Warrants A are exercisable at any time before February 12, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

During February 2004, we granted 50,000 Warrants A to The Oberon Group, LLC., a limited liability company registered in New York, in exchange for services rendered to us. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. We agreed to register the 50,000 shares of common stock underlying the Warrants A. The Warrants A are exercisable at any time before February 2009. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

      iv. each investor had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion provides information that we believe is relevant to our financial condition and results of operations and should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-KSB. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business. The terms "we," our" or "us" are used in this discussion refer to Xfone, Inc. Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW.

We are a holding company that operates entirely through our subsidiary, Swiftnet, Ltd., a U.K. based telecommunication service provider and international licensed telecommunication carrier. As of March 30, 2004, Swiftnet, Ltd. is and has been our source of income. Through Swiftnet, we sell and develop telecommunication services, including telephony, fax messages, calling cards, and Internet driven applications and mainly in the United Kingdom and Europe. In addition, Swiftnet provides services and telecom solutions to resellers and partners worldwide. On October 4, 2000, Xfone acquired Swiftnet which had a business plan to provide comprehensive telecommunication services and products by integrating new and old products, services and ideas through one website. Swiftnet was incorporated in 1991 under the laws of the United Kingdom. Until 1999, the main revenues for Swiftnet were derived from messaging and fax broadcast services. During the year 2000, Swiftnet shifted its business focus and our focus has remained on telephony voice services offering comprehensive support packages to resellers and new services. Utilizing automation and proprietary software packages, Swiftnet's strategy is to grow without the need of heavy investments and with lower expenses for operations and registration of new customers.

Approximately 90% of our revenues are derived from our customers located in the United Kingdom. Our integrated revenue approach led to revenue from each source as described below and is partially driven by the activities of other revenue sources. Our revenues are dependent upon the following factors:

      o     Price competition in telephone rates;

      o     Demand for our services;

      o     Individual economic conditions in our markets

      o     Our ability to market our services


We have four major types of customers:

      o Residential - These customers either must dial 1XXX or acquire a box that dials automatically.

      o Commercial - Smaller business are treated the same as residential customers. Larger businesses' PBX (Telephony system) units are programmed to dial the 1XXX automatically.

      o Governmental agencies - Includes the United Nations World Economic Forum, the Argentine Embassy and the Israeli Embassy.

      o Resellers, such as WorldNet and Vsat - We provide them with our telephone and messaging services for a wholesale price, calling cards are treated by resellers . For WorldNet we also provide the billing system.

Our revenues are derived from the following:

      o 55% from our telephone minute billing plus messaging services, including facsimile, nodal, and e-mail related services.

      o     7% from our mobile phone services.

      o     38% from calling cards.

The breakdown of our revenues is reflected in the table below:

Amounts in UK sterling

                               Telephone &
                           messaging services   Mobile phones    Calling cards          Total
                           ------------------ ---------------- ------------------  ----------------
Residential &
Commercial Customers                2,981,802          361,517                  0       3,343,319
Story Telecom                                                           2,715,231       2,715,231
Government agencies                     5,663                                              5,663
Resellers                           1,009,317          141,958             66,693       1,217,968
                           ------------------ ---------------- ------------------  ----------------
Totals                              3,996,782          503,475          2,781,924      7,282,181
                           ================== ================ ==================  ================


Converted into US dollars for convenience

                            Telephone &
                         messaging services    Mobile phones      Calling cards           Total
                         ------------------ -----------------  ------------------      ------------
Residential &
Commercial Customers            5,307,607             643,500                   0         5,951,108
Story Telecom                           0                   0           4,833,111         4,833,111
Government agencies                10,080                   0                   0           10,080
Resellers                       1,796,584             252,685             118,713         2,167,983
                         ----------------    ------------------ ------------------     ------------
Totals                          7,114,272             896,185           4,951,825        12,962,282
                         ================    ================== ==================     ============

Because both have similar economic characteristics, such as prices that we charge and the nature of the services, we have combined residential and commercial customers as one segment.

Financial Information - Percentage of Revenues

                                   Year ended December 31            Year ended December 31
                                 --------------------------       ---------------------------

                                   2001              2000           2003               2002
                                 --------          --------       --------           --------
Revenues                         100.0%             100.00%        100.00%            100.00%
Cost of Revenues                - 60.8              -58.66%        -61.29%            -64.90%
Gross Profit                      39.2%              41.34%         38.71%             35.10%
Operating Expenses:
Research and Development          -0.6%              -0.86%         -1.16%             -2.15%
Marketing and Selling            -15.0%              -8.56%         -8.24%             -8.29%
General and Administrative       -14.5%             -23.48%        -20.46%            -17.45%
Total Operating Expenses         -30.0%             -32.90%        -29.86%            -27.89%
Income before Taxes                8.6%               8.39%          7.72%              6.34%
Net Income                         5.8%               6.44%          5.48%              5.13%


YEARS ENDED DECEMBER 31, 2003 AND 2002


The US Dollars amounts for 2003 and 2002 are presented herein at the then current rate of (pound)1 to $1.78.


CONSOLIDATED STATEMENT OF OPERATIONS

REVENUES. Revenues for the year ended December 31, 2003 increased 95% to (pound)7,282,181 ($12,962,282) from (pound)3,741,436 ($6,659,756) for the same period in 2002. The increase in our Revenues is primarily attributable to the revenues that derive from the usage of calling cards sold by our affiliate, Story Telecom. All traffic generated by the Story Telecom calling cards is delivered through our systems. The following table reflects a breakdown of our Revenues according to cost of revenues characteristics:


                                                  2003                                 2002
                                                  ----                                 ----
Regular telephony voice service
and others:                            (pound)4,566,950 ($8,129,171)       (pound)3,737,720 ($6,653,142)
Story Telecom                          (pound)2,715,231 ($4,833,111)       (pound)3,716 ($6,614)

Total Revenues                         (pound)7,282,181 ($12,962,282)      (pound)3,741,436 ($6,659,756)

Story Telecom started its operations in September 2002 and contributed only (pound)3,716 during fiscal year 2002. The 22% growth in the regular telephony services is mainly attributable to an increase of approximately 450 customers in fiscal year 2003.

In the year ended December 31, 2003, the percentage of our revenues is derived from the following:

      o 55% from our telephone minute billing plus messaging services, including facsimile, nodal, and e-mail related services.

      o     7% from our mobile phone services.

      o     38% from calling cards.


We believe that during the year 2004 same type of services and customers will continue to generate most of our Revenues, we shall offer some new services and billing alternatives to stronger the connection with our registered customers and to enable easy usage of our services to non registered users.


COST OF REVENUES. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues increased 101% to (pound)4,427,939 ($7,881,731) for the year ended December 31, 2003, from
(pound)2,194,792 ($3,906,730) for the year ended December 31, 2002, representing 60.8% and 58.7% of the total revenues for the year ended December 31, 2003 and December 31, 2002, respectively. The increase in the cost of revenues as a percentage of revenues is attributable to the increase of our revenues that derive from the Story Telecom project that currently focuses on Calling Cards services. The Story Telecom Project, which accounts for approximately 37% of our Revenues in the year ended December 31, 2003 and less than 1% in the year ended December 31, 2002, our cost of revenues as a percentage of revenues in the Story Telecom project is approximately 94% while the cost of revenues as a percentage of the rest of our revenues was 40.8% for the year ended December 31, 2003 and 58.6% for the year ended December 31, 2002. This decrease of the cost of revenues as a percentage of revenues for non Story Telecom related revenues is mainly attributable to lower prices negotiated with our suppliers.

Cost of revenues breakdown:


                                                        2003                            2002
                                                       ------                          ------
Regular Telephony Services and others                1,866,619 ($3,322,581)           2,191,287 ($3,900,490)
Story Telecom                                        2,561,320 ($4,559,150)           3,505 ($6,239)
Total:                                        (pound)4,427,939 ($7,881,731)    (pound)2,194,792 ($3,906,730)

Should Story Telecom calling cards related revenues continue to grow faster than our other business segments, our Cost of Revenues as a percentage of Revenues will continue to increase.

GROSS PROFIT. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the year ended December 31, 2003 and 2002, respectively, gross profit was (pound)2,854,242 ($5,080,551) and (pound)1,546,644 ($2,753,026) which represents an 85% increase. The gross profit as a percentage of revenues decreased to 39.2% for the year ended December 31 2003, from 41.3% for the year ended December 31, 2002. Our new project with our affiliate, Story Telecom, reduced our gross profit margin. The impact is partially negated by lower rates that we received from our suppliers that relate to all our services.

RESEARCH AND DEVELOPMENT. Research and development expenses were (pound)44,553 ($79,304) and (pound)32,000 ($56,960) for the year ended December 31, 2003 and 2002, respectively. Which Represents 0.6% and 1% of revenues for the years ended December 31, 2003 and 2002, for the same periods, respectively. These expenses consist of labor costs of our research and development manager and other related costs. Main developments relate to the development of the Xfone web site and its interconnections, the upgrade of software for our telephone platforms, billing systems, messaging services and the resellers support package.

MARKETING AND SELLING EXPENSES. Marketing and selling expenses increased to (pound)1,091,012 ($1,942,001) from (pound)320,418 ($570,344) for the year ended
December 31, 2003 and 2002, respectively. Marketing and selling expenses as percentage of revenues were 15% and 8.6% for the year ended December 31, 2003 and 2002, respectively. The increase in marketing expenses is attributable to the increasing revenues derived from commission related activities, including commissions for resellers of numbers similar to 1-800 or 1-900 with no specific geographical place. Our agreement with resellers can be terminated within a relatively short notice 7-60 days. Our bigger non affiliated reseller is Worldnet that generated app 6% of our Revenues in 2003, Worldnet can terminate the agreement with a 7 days notice should he decides to terminate is agreement our Revenues will be affected accordingly.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to (pound)1,052,309 ($1,873,110) from (pound)878,624 ($1,563,951) for the year ended December 31, 2003 from (pound)878,624 ($1,563,951)for the year ended December 31,2002. As a percentage of revenues, general and administrative expenses decreased to 14.5% for the year ended December 31, 2003 from 23.5% for the year ended December 31, 2002. The decrease in administrative expenses as a percentage of revenues is mainly attributable to our growth in revenues and to our ability to control our administrative expenses utilizing improved computerization efficiencies. Our bad debt decreased to (pound)109,532 ($194,966) from (pound)226,984 ($404,031) in the year ended December 31, 2002.
In the year 2002, two of our customers filed for bankruptcy, which caused the increased bad debt figures.

FINANCING EXPENSES. Financing expenses, net, increased to (pound)44,283 ($78,823) for the year ended December 31, 2003 from (pound)12,837 ($22,850) for the year ended December 31, 2002.

INCOME BEFORE TAXES. Income before taxes for the year ended December 31, 2002 increased by 103% to (pound)637,902 ($1,135,465) from (pound)313,794
($558,554)for the year ended December 31, 2002. The increase of the income before taxes is attributable primarily to the increase of 95% in our revenues. Income before taxes as a percentage of revenues was 8.8% for the year ended December 31, 2003 and 8.4% for the year ended December 31, 2002.

TAXES ON INCOME. United Kingdom companies are usually subject to income tax at the corporate rate of 20%-30%. Taxes on income for the year ended December 31, 2003, amounted to (pound)216,456 ($385,292) which represents 34% of the income before taxes as compared with (pound)72,813 ($129,607) for the year ended December 31, 2002 that represents 23% of the income before taxes. . The increase in the percentage of taxes on such income before taxes is attributable primarily to the higher tax brackets that we are due to pay for our income in the year ended December 31, 2003 and the lower Net operating loss carry forward in the year ended December 31, 2003.

NET INCOME. Net income for the year ended December 31, 2003 increased by 75% to (pound)421,445 ($750,173) as compared to (pound)240,981 ($428,947) for the year ended December 31, 2002. Net income as percentage of revenues were 5.8% and 6.4% for the years ended December 31, 2003 and 2002 respectively.

EARNING PER SHARE

The earning per share of common stock for the year ended December 31, 2003 was (pound)0.08 ($0.15) for the basic weighted average 5,089,286 Shares and (pound)0.08 ($0.13) for diluted number of shares, including the options to buy 500,000 shares. Earning per share for the year ended December 31, 2002 was (pound)0.05 ($o.o9) for the basic weighted average 5,030,444 shares and (pound)0.04 ($0.08) for the diluted 5,530,444 shares.


BALANCE SHEET

Current Assets. Current assets amounted to(pound)2,635,846 ($4,691,806) as of December 30, 2003 as compared to (pound)1,658,835 ($2,952,726) as of December 31, 2002. This increase in our current assets is mainly attributable to the growth of(pound)303,095 ($539,509) in the account receivables and to the(pound)505,045 ($898,980) growth in our cash positions.

Loan to shareholder. Loan to the shareholder, Mr. Keinan our Chairman of the Board of Directors amounted to (pound)286,736 ($510,390) as of December 31, 2003, as compared to (pound)303,130 ($539,571) as of December 31, 2002. The decrease represents a repayment of (pound)16,394 ($29,181).Out of the total amount, (pound)54,070 are classified as current assets as Mr. Keinan agreed with the company to repay this amount during fiscal year 2004. On March 2004 Mr. Keinan signed a note to repay his loan in four installments:
   2004 (pound)  54,070  ($96,245)
   2005 (pound) 116,333 ($207,073)
   2006 (pound) 116,333 ($207,073)

Fixed assets. Fixed assets after accumulated depreciation increased to (pound) 421,715 ($750,652) as of December 31, 2003 as compared with (pound) 252,894
($450,151) as of December 31, 2002. Growth in fix assets reflects investments in equipment and systems to enhance our efficiency and throughput.

Current Liabilities. As of December 31, 2003, current liabilities increased to (pound)2,174,283 ($3,870,224) as compared with (pound)1,462,027 ($2,602,408) as of December 31, 2002. The increase in our current liabilities results mainly from an increase of (pound)461,247 ($821,020) in our trade payables attributable to the growth in our revenues.

Liquidity and Capital resources December 31 2003.
Cash as of December 31, 2003 amounted to (pound)977,008 ($1,739,075) as compared with (pound)471,963 ($840,094) for the year ended December 31, 2002 an increase of (pound)505,045, the increase was generated by net cash provided by operating activities.

Net cash provided by operating activities for the Twelve month ended December 31, 2003 was (pound)719,604 ($1,280,895). The cash provided by operating activities was mainly attributable to the (pound)180,464 increase in our net income, the (pound)461,247 ($821,019) increase in trade payables and (pound)183,271 ($326,222) increase in other trade payables that mainly consists Income Taxes.

During fiscal year 2003 we used (pound)108,270 ($192,721) for the purchase of capital equipment and (pound)55,862 ($99,434) for the repayment of capital lease obligations. In the year ended December 31, 2002 we used (pound)71,553 ($127,364) for the purchase of equipment.

We have lease obligations to repay (pound)78,091 ($139,002) during fiscal year 2004 and additional (pound)99,488 ($177,089) till the end of 2007. Our capital investments are primarily for the purchase of equipment and software for services that we provide or intend to provide. In the fiscal year 2004 we may procure additional equipment to enhance our capacity in the UK for the amount of app (pound)100,000 ($178,000). In case that we manage to establish or acquire an operation in a new country, we anticipate an investment of app (pound)600,000 ($1,000,000) in equipment, infrastructure and software.

We shall continue to finance our operations and fund the current commitments for capital expenditures mainly from the cash provided from operating activities. During January and February 2004 we completed a private placement in which we raised gross proceeds that amounted to $2,907,711. Net new cash proceeds of the Financing, approximately $2.7 million are expected to be used for general working capital and/or investment in equipment and/or for acquisitions and/or business development. We are currently looking for possible acquisitions of United States companies that provide telecom services preferably of the same nature of the current services provided by our subsidiary in the U.K. We are also evaluating the establishment of subsidiaries or affiliates in two countries to provide Telecom services of the same nature that we provide through our United Kingdom subsidiary, Switfnet. The establishment of a subsidiary might require, in addition to an investment in equipment and working capital, bank guarantees as required by local authorities. We may use our cash to enable the Bank Guarantee. As of March 29, 2004, we have no formal or informal agreements to conduct or proceed with an acquisition or establish a subsidiary.
We believe that our future cash flow from operations together with our current cash will be sufficient to finance our operation activities through the years 2004 and 2005. We will consider raising additional capital through a public or private placement to fund possible acquisitions and business development activities.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS.

As of December 31, 2003 our functional currency remains the U.K. Pound, we do business also with U.S. Dollars. Even when we do business in other countries rather than the United Kingdom or the United States we sell and buy in either U.K. Pounds or U.S. Dollars.

Most of our revenues and current assets are in British Pounds, the long-term loan to a shareholder is all in U.K. Pounds. Major part of our cash is in U.S. Dollars.

Our cost of revenues is all in British Pounds, most of our liabilities, operating and financing expenses are in U.K. Pounds. The remainder of the assets, liabilities, revenues and expenditures are in U.S. Dollars.

A devaluation of the U.K. Pound in relation to the U.S. Dollar will have the effect of decreasing the Dollar value of all assets or liabilities that are in U.K. Pounds.

Conversely, any increase in the value of the U.K. Pound in relation to the Dollar has the effect of increasing the Dollar value of all U.K. Pounds assets and the Dollar amounts of any U.K. liabilities and expenses.

Inflation would affect our operational results if we shall not be able to match our Revenues with growing expenses caused by inflation.

If rate of inflation will cause a raise in salaries or other expenses and the market conditions will not allow us to raise prices proportionally, it will have a negative effect on the value of our assets and on our potential profitability.

YEARS ENDED DECEMBER 31, 2002 AND 2001

CONSOLIDATED STATEMENT OF OPERATIONS

REVENUES. Revenues for the year ended December 31, 2002 increased 41% to (pound)3,741,436, from (pound)2,658,905 for the same period in 2001. The increase in revenues is attributed mainly to growth in revenues generated from our voice telephony services.

COST OF REVENUES. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues increased 35% to (pound)2,194,792 for the year ended December 31, 2002, from (pound)1,629,604 for the year ended December 31, 2001, representing 58.7% and 61.3% of the total revenues for the year ended December 31, 2002 and December 31, 2001, respectively. The decrease in cost of revenues is attributable to lower rates that the company negotiated and concluded with its suppliers.

GROSS PROFIT. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the year ended December 31, 2002 and 2001, respectively, gross profit was (pound)1,546,644 and (pound)1,029,301 which represents a 50% increase. The gross profit as percentage of revenues increased to 41.3% for the year ended December 31 2002, from 38.7% for the year ended December 31, 2001. The increase of the gross profit as percentage of revenues is attributed to the lower rates that the company paid in the year ended December 31, 2002.

RESEARCH AND DEVELOPMENT. Research and development expenses were (pound)32,000 and (pound)30,791 for the year ended December 31, 2002 and 2001, respectively. Which Represents 1% and 1.2% of revenues for the years ended December 31, 2002 and 2001, for the same periods, respectively. These expenses consist of labor costs of our research and development manager and other related costs. Main developments relate to the development of the Xfone web site and its interconnections, the upgrade of software for our telephone platforms, billing systems, messaging services and the resellers support package.

MARKETING AND SELLING EXPENSES. Marketing and selling expenses increased to (pound)320,418 from (pound)219,238 for the year ended December 31, 2002 and 2001, respectively. Marketing and selling expenses as percentage of revenues were 8.6% and 8.2% for the year ended December 31, 2002 and 2001, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to (pound)878,624 for the year ended December 31, 2002 from (pound)543,936 for the year ended December 31,2001. As a percentage of revenues, general and administrative expenses increased to 23.5% for the year ended December 31, 2002 from 20.5% for the year ended December 31, 2001. This increase is mainly attributable to expenses related to the growth in our operations and our status as public company.

FINANCING EXPENSES. Financing expenses, net, decreased to (pound)12,837 for the year ended December 31, 2002 from (pound)30,982 for the year ended December 31, 2001.

INCOME BEFORE TAXES. Income before taxes for the year ended December 31, 2002 increased by 53% to (pound)313,794 from (pound)205,363 for the year ended December 31, 2001. The increase of the income before taxes is attributable primarily to the increase of 41% in our revenues and the lesser increase of 35% in our cost of revenues. Income before taxes as a percentage of revenues was 8.4 for the year ended December 31, 2002 and 7.7% for the year ended December 31, 2001.


TAXES ON INCOME. United Kingdom companies are usually subject to income tax at the corporate rate of 20%-30%. Taxes on income for the year ended December 31, 2002, amounted to (pound)72,813 which represents 23% of the income before taxes as compared with (pound)59,757 for the year ended December 31, 2001 that represents 29% of the income before taxes. The decrease in the percentage of taxes on such income before taxes is attributable primarily to the carry forward loss of the parent company.


NET INCOME. Net income for the year ended December 31, 2002 amounted to (pound)240,981 and represents 6.4% of the revenues, as compared with (pound)145,606 , 5.4% of the revenues for the year ended December 31, 2001. The increase in the net income is mainly attributable to the 53% growth in our Income before taxes and our lesser increase of 22% in the taxes on income.

EARNING PER SHARE

The earning per share of common stock for the year ended December 31, 2002 was (pound)0.05 for the basic 5,030,444 weighted average shares of common stock and (pound)0.04 for diluted number of shares of common stock including the option to buy 500,000 shares of common stock.

BALANCE SHEET

CURRENT ASSETS. Current Assets amounted to (pound)1,658,835 as of December 31, 2002 as compared to (pound)1,194,762 as of December 31, 2001. This increase is mainly attributable to a 32% increase in account receivable and a 64% increase in cash both of which are a result of our growth in business activities and profitability.

LOAN TO SHAREHOLDER . Loan to our major shareholder, Mr. Abraham Keinan our Chairman of the Board of Directors, amounted to (pound)303,130 as of December 31, 2002, as compared to (pound)282,347 as of December 31,2001. As of December 31, 2002, (pound)45,558 of the loan is classified as a current asset.

FIXED ASSETS. Fixed assets after accumulated depreciation increased to (pound)252,894 as of December 31, 2002 as compared with (pound)158,437 as of December 31,2001. Purchase of equipment during the year ended December 31, 2001 amounted to (pound)152,757; depreciation for the same period amounted to (pound)58,300.

CURRENT LIABILITIES. As of December 31, 2002, current Liabilities increased by (pound)347,697 to (pound)1,462,027 as compared with (pound)1,114,330 as of December 31, 2001. The increase is mainly attributable to an increase of (pound)214,607 in trade payables that increased as a result of the 35% growth in cost of revenues.

LIQUIDITY AND CAPITAL RESOURCES SEPTEMBER 30, 2002.

Net cash provided by operating activities for the year ended December 31, 2002 was (pound)345,379.The cash provided by operating activities was primarily attributable to our net Income of (pound)240,981 complemented by depreciation for the amount of (pound)58,300.

Investment activities used (pound)153,272 primarily for purchase of equipment. Net financing activities used (pound)613 ($981). Cash at December 31, 2002 amounted to (pound)471,963 ($755,141), an increase of (pound)192,720 since December 31,2001. Our current assets for December 31, 2002 are higher than our current liabilities by (pound)196,808

Our commitments for capital expenditures as of December 31, 2002 were (pound)41,193, the purpose of these commitments was buying new equipment. We shall continue to finance our operations and fund the commitments for capital expenditures mainly from the cash provided from operating activities. We also have an unused $200,000 credit facility that a United Kingdom bank made available to our subsidiary, Swiftnet.
We believe that our future cash flow from operations together with our current cash and the unused bank facility will be sufficient to finance our activities through the years 2003 and 2004. For business expansion purposes requiring additional capital, we intend to raise funds through a public or private placement sale of our securities and/or by obtaining financing from a financial institution; however, there are no assurances that we will be successful in obtaining funding through any means.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS.

As of December 31, 2002, we deal with only two currencies British Pounds and United States dollars. Even when we do business in other countries rather than the United Kingdom or the United States we sell and buy in either United Kingdom pounds or United States dollars.

Most of our revenues and current assets are in United Kingdom pounds, the long-term loan to a shareholder is all in U.K. Pounds. Our cost of revenues is all in British Pounds. Most of our liabilities, operating and financing expenses are in United Kingdom pounds. The reminder of the assets, liabilities, revenues and expenditures are in United States dollars.

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

ITEM 7. FINANCIAL STATEMENTS.


--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2003

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2003




                                    CONTENTS


                                                                         PAGE
                                                                         ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                  F-1

    Balance Sheet                                                     F-2 - F-3

    Statements of Operations                                              F- 4

    Statement of Changes in Shareholders' Equity                          F-5

    Statements of Cash Flows                                          F-6 - F-7

    Notes to Consolidated Financial Statements                        F-8 - F-26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of
Xfone, Inc. and Subsidiary
--------------------------

We have audited the accompanying consolidated balance sheet of Xfone, Inc. and Subsidiary as of December 31, 2003 the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Xfone, Inc. and Subsidiary as of December 31, 2003 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



CHAIFETZ & SCHREIBER, P.C.
21 Harbor Park Drive N.
Port Washington, NY 11050
March 31, 2004

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET

                                                   DECEMBER 31,                DECEMBER 31,
                                                ----------------  -----------------------------------
                                                       2003                       2003
                                                ----------------  -----------------------------------
                                                                  Convenience translation into U.S. $
                                                                  -----------------------------------
CURRENT ASSETS
Cash                                              (pound)977,008             $ 1,739,074
Accounts receivable, net                               1,263,824               2,249,607
Prepaid expenses, other receivables and deposits         340,944                 606,880
Loan to shareholder                                       54,070                  96,245
                                                ----------------             -----------
TOTAL CURRENT ASSETS                                   2,635,846               4,691,806
                                                ----------------             -----------
Loan to shareholder                                      232,666                 414,145
                                                ----------------             -----------

FIXED ASSETS
Cost                                                     559,786                 996,419
Less  - accumulated depreciation                        (138,071)               (245,767)
                                                ----------------             -----------
TOTAL FIXED ASSETS                                       421,715                 750,652
                                                ----------------             -----------
TOTAL ASSETS                                    (pound)3,290,227              $5,856,603


  The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET


                                                            DECEMBER 31,                DECEMBER 31,
                                                         ----------------  -----------------------------------
                                                                2003                       2003
                                                         ----------------  -----------------------------------
                                                                           Convenience translation into U.S. $
                                                                           -----------------------------------
CURRENT LIABILITIES
Trade payables                                           (pound)1,637,430              $ 2,914,625
Dividend payable                                                   86,270                  153,561
Notes payable - current portion                                     4,000                    7,120
Other liabilities and accrued expenses                            379,809                  676,060
Obligations under capital leases - current portion                 66,774                  118,858
                                                        ----------------              -----------
TOTAL CURRENT LIABILITIES                                       2,174,283                3,870,224
Deferred taxes                                                     36,109                   64,274
Notes payable                                                       3,166                    5,635
Obligation under capital leases                                    86,563                  154,082
                                                        ----------------              -----------
TOTAL LIABILITIES                                               2,300,121                4,094,215
                                                        ----------------              -----------
SHAREHOLDERS' EQUITY
Preferred stock - 50,000,000 shares authorized,
  none issued

Common stock:
25,000,000 shares authorized,(pound).0006896 par value;
5,117,684 issued and outstanding                                   3,530                    6,283
Contributions in excess of shares                                193,514                  344,455
Retained earnings                                                793,062                1,411,650
                                                        ----------------              -----------
TOTAL SHAREHOLDERS' EQUITY                                       990,106                1,762,388
                                                        ----------------              -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              (pound)3,290,227               $5,856,603
                                                        ================              ===========


  The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEARS ENDED                         YEARS ENDED
                                             -------------------------------   -----------------------------------
                                                       DECEMBER 31,                         DECEMBER 31,
                                             -------------------------------   -----------------------------------
                                                   2003            2002              2003             2002
                                             -------------------------------   -----------------------------------
                                                                               Convenience translation into U.S. $
                                                                               -----------------------------------
Revenues                                   (pound)7,282,181 (pound)3,741,436     $ 12,962,282     $  6,659,756
Cost of revenues (exclusive of depreciation
      shown separately in Note (13))             (4,427,939)      (2,194,792)      (7,881,731)      (3,906,730)
                                             --------------   --------------     ------------     ------------
                                                  2,854,242        1,546,644        5,080,551        2,753,026
                                             --------------   --------------     ------------     ------------

OPERATING EXPENSES:
Research and development                            (44,553)         (32,000)         (79,304)         (56,960)
Marketing and selling                            (1,091,012)        (320,418)      (1,942,001)        (570,344)
General and administrative                       (1,052,310)        (878,624)      (1,873,112)      (1,563,951)
                                             --------------   --------------     ------------     ------------
Total operating expenses                         (2,187,875)      (1,231,042)      (3,894,417)      (2,191,255)
                                             --------------   --------------     ------------     ------------
                                                                     315,602        1,186,134          561,771
Operating profit                                    666,367          315,602        1,186,134          561,771
Financing expenses -  net                           (44,283)         (12,837)         (78,824)         (22,850)
Other income                                         15,817           11,029           28,154           19,632
                                             --------------   --------------     ------------     ------------
Income before taxes                                 637,901          313,794        1,135,464          558,553
Taxes on income                                    (216,456)         (72,813)        (385,292)        (129,607)
                                             --------------   --------------     ------------     ------------
Net income                                   (pound)421,445   (pound)240,981     $    750,172     $    428,946
                                             ==============   ==============     ============     ============

EARNINGS PER SHARE:
Basic                                           (pound)0.08      (pound)0.05            $0.15            $0.09
                                                ===========      ===========            =====            =====
Diluted                                         (pound)0.08      (pound)0.04            $0.13            $0.08
                                                ===========      ===========            =====            =====


  The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                           NUMBER OF                    CONTRIBUTIONS                        TOTAL
                                           ORDINARY         SHARE       IN EXCESS OF      RETAINED       SHAREHOLDERS'
                                            SHARES         CAPITAL       PAR VALUE        EARNINGS          EQUITY
                                         -----------     -----------   -------------     -----------    --------------
Balance at January 1, 2002                 5,000,000    (pound)3,448  (pound)140,903  (pound)280,167   (pound)424,518
Issuance of shares                            60,889              42          39,316              --           39,358
Net income                                        --              --              --         240,981          240,981
Dividend                                          --              --              --         (63,261)         (63,261)
                                         -----------     -----------     -----------     -----------      -----------
Balance at December 31, 2002               5,060,889    (pound)3,490  (pound)180,219  (pound)457,887   (pound)641,596
                                         -----------     -----------     -----------     -----------      -----------

Balance at January 1, 2003                 5,060,889           3,490         180,219         457,887          641,596
Issuance of shares                            56,795              40          13,295              --           13,335
Net income                                        --              --              --         421,445          421,445
Dividend                                          --              --              --         (86,270)         (86,270)
                                         -----------     -----------     -----------     -----------      -----------
Balance at December 31, 2003               5,117,684    (pound)3,530  (pound)193,514  (pound)793,062   (pound)990,106
                                         ===========     ===========     ===========     ===========      ===========
CONVENIENCE TRANSLATION INTO U.S. $:
Balance at January 1, 2003                 5,060,889     $     6,212     $   320,790     $   815,039      $ 1,142,041
Issuance of shares                            56,795              71          23,665              --           23,736
Net income                                        --              --              --         750,172          750,172
Dividend                                          --              --              --        (153,561)        (153,561)
Balance at December 31, 2003               5,117,684     $     6,283     $   344,455     $ 1,411,650      $ 1,762,388
                                         ===========     ===========     ===========     ===========      ===========


  The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED                         YEARS ENDED
                                                  -------------------------------   -----------------------------------
                                                            DECEMBER 31,                         DECEMBER 31,
                                                  -------------------------------   -----------------------------------
                                                        2003            2002              2003             2002
                                                  -------------------------------   -----------------------------------
                                                                                    Convenience translation into U.S. $
                                                                                    -----------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                        (pound)421,445   (pound)240,981      $   750,172      $   428,946
Adjustments to reconcile net income to net cash
      provided by operating activities                   298,159           48,145          530,723           85,698
                                                  --------------   --------------      -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                719,604          289,126        1,280,895          514,644
                                                  --------------   --------------      -----------      -----------
CASH FLOW FROM INVESTING ACTIVITIES
Investments                                                   --             (515)              --             (917)
Purchase of equipment                                   (108,270)         (71,553)        (192,721)        (127,364)
                                                  --------------   --------------      -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                   (108,270)         (72,068)        (192,721)        (128,281)
                                                  --------------   --------------      -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of long term debt                               (4,001)         (34,921)          (7,122)         (62,159)
Repayment of capital lease obligation                    (55,862)              --          (99,434)              --
Proceeds from sale of fixed assets                         3,500               --            6,230               --
Proceeds from issuance of common stock                    13,335           10,583           23,736           18,838
Dividend paid                                            (63,261)              --         (112,605)              --
                                                  --------------   --------------      -----------      -----------
NET CASH USED IN FINANCING ACTIVITIES                   (106,289)         (24,338)        (189,195)         (42,322)
                                                  --------------   --------------      -----------      -----------
Net increase in cash                                     505,045          192,720          898,980          343,042
Cash, beginning of year                                  471,963          279,243          840,094          497,053
                                                  --------------   --------------      -----------      -----------
Cash, at end of year                              (pound)977,008   (pound)471,963      $ 1,739,074      $   840,094
                                                  ==============   ==============      ===========      ===========
Supplement disclosures of cash flow information:
NET CASH PAID DURING THE YEAR FOR:
Income taxes                                       (pound)14,044    (pound)41,723          $24,998          $74,267
                                                  ==============   ==============      ===========      ===========
Interest                                           (pound)11,213    (pound)12,816          $19,959          $ 2,812
                                                  ==============   ==============      ===========      ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
For the year ended December 31:
                                                        2003            2002              2003             2002
                                                  -------------------------------   -----------------------------------
                                                                                    Convenience translation into U.S. $
                                                                                    -----------------------------------
Convenience translation into U.S.$
Acquired equipment under capital lease obligation  (pound)86,316    (pound)26,002         $153,642          $46,283
Issuance of 45,014 shares of common stock for                 --           28,775               --           51,220
     Compensation for professional services


  The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

(1) ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:

                                                       YEARS ENDED                          YEARS ENDED
                                            -------------------------------    -----------------------------------
                                                      DECEMBER 31,                          DECEMBER 31,
                                            -------------------------------    -----------------------------------
                                                  2003            2002               2003             2002
                                            -------------------------------    -----------------------------------
                                                                               Convenience translation into U.S. $
                                                                               -----------------------------------
Depreciation                                (pound)89,592     (pound)58,300      $    159,474      $    103,774
Bad debt expense                                  109,532           226,984           194,967           404,032
Stock issued for professional services                 --            28,775                --            51,220
                                             ------------      ------------      ------------      ------------
                                                  199,124           314,059           354,441           559,026
                                             ------------      ------------      ------------      ------------
CHANGES IN ASSETS AND LIABILITIES:
Increase in accounts  receivable                 (412,627)         (460,754)         (734,476)         (820,142)
Increase in other receivables                    (160,359)          (65,570)         (285,439)
Decrease (increase) in shareholder loans           16,394           (20,783)           29,181
Increase in trade payables                        461,247           214,607           821,020
Increase in other payables                        183,271            61,586           326,222           109,623
Increase in deferred taxes                         11,109             5,000            19,774             8,900
                                             ------------      ------------      ------------      ------------
Total adjustments                                  99,035          (265,914)          176,282          (473,328)
                                             ------------      ------------      ------------      ------------
                                           (pound)298,159     (pound)48,145      $    530,723      $     85,698
                                             ============      ============      ============      ============


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

             B. The financial statements of the Company have been prepared in Sterling ("(pound)") since this is the currency of the prime economic environment , the U.K., in which the operations of the Company are conducted. Transactions and balances denominated in Sterling are presented at their original amounts. Transactions and balances in other currencies are translated into Sterling in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 of the U.S. Financial Accounting Standards Board ("FASB"). Accordingly, items have been translated as follows:
                  Monetary items - at the exchange rate effective at the balance sheet date.
                  Revenues and expense items - at the exchange rates in effect at the date of recognition of those items.
                  Exchange gains and losses from the aforementioned translation are included in financing expenses, net.

             C. The financial statements have been translated into U.S. dollars using the rate of exchange of the U.S. dollar at December 31, 2003. The translation was made solely for the convenience of the readers. It should be noted that the (pound) figures do not necessarily represent the current cost amounts of the various elements presented and that the translated U.S. dollar figures should not be construed as a representation that the (pound) currency amounts actually represented, or could be converted into, U.S. dollars. The representative rate of exchange of the (pound) at December 31, 2003 was (pound)1 = 1.78 U.S.$.

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

            B.   Accounts Receivable

                 Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts.

                 The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, an estimate of uncollectible customer balances is made using factors such as the credit quality of the customer and the economic conditions in the market. Accounts are considered past due once the unpaid balance is 90 days or more outstanding, unless payment terms are extended. When an account balance is past due and attempts have been made to collect the receivable through legal or other means, the amount is considered uncollectible and is written off against the allowance balance.

                 At December 31, 2003 accounts receivable had a net balance in the amount of (pound)1,263,824, net of an allowance balance of (pound)142,993 .

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

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)


NOTE 2 -    SIGNIFICANT ACCOUNTING POLICIES (CONT.)

            D.   Equipment

                 Equipment is stated at cost. Depreciation is calculated by the declining balance method over the estimated useful lives of the assets. Annual rates of depreciation are as follows:

                                                      Method         Useful Life
                                                 ----------------    -----------
                     Switching equipment         straight line        10 years
                     Machinery and equipment     reducing balance      4 years
                     Furniture and fixtures      reducing balance      4 years
                     Motor vehicles              reducing balance      4 years

            E.   Revenue Recognition

                 The Company's source of revenues results from charges to customers for the call minutes they use while on the Company's telecommunications system. Such revenues are recognized at the time this service is rendered. Amounts prepaid by customers are deferred and recorded as a liability and then recorded as revenue when the customer utilizes the service. Messaging services customers are being charged on a per minute basis, per fax page or email. Commissions to agents are accounted as marketing costs for the Company.

                 Management believes that the Company's revenue recognition policies are in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101).

            F.   Reclassification

                 Certain reclassification of 2002 amounts have been made to conform to the 2003 presentation.

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

          J.  Stock-Based Compensation

              The Company accounts for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price.

         K.   New Accounting Pronouncements

              In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - "Transition and Disclosure" which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. The Company does not have any formal equity based compensation arrangements. However, when it does issue equity as compensation it continues to account for such transactions in accordance with provisions of APB No. 25 as permitted under the provisions of SFAS No. 123 (see item J above). The effect of this statement is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)


NOTE 3 -    PREPAID EXPENSES, OTHER RECEIVABLES AND DEPOSITS

                                               DECEMBER 31,                DECEMBER 31,
                                            ----------------  -----------------------------------
                                                   2003                       2003
                                            ----------------  -----------------------------------
                                                              Convenience translation into U.S. $
                                                              -----------------------------------
                                             (pound)37,687                  $ 67,083
Due from Swiftglobal, Limited
(nonaffiliated entity)

Other prepaid expenses                             117,650                   209,416

Due from Story Telecom Limited  ("Story")
(affiliated entity)                                 15,960                    28,409

Others receivables                                 169,647                   301,972
                                            --------------                 ---------
                                            (pound)340,944                  $606,880
                                            ==============                   =========

NOTE 4 -    LOAN TO SHAREHOLDER

            The Company has a non-interest bearing demand loan of (pound)54,070 due from a shareholder. In addition, the Company has a non-interest bearing loan of (pound)232,666, due from such shareholder. Which has been classified as noncurrent and is to be repaid as follows.:


                 2004                  (pound) 54,070
                 2005                         116,333
                 2006                         116,333
                                            ---------
                                       (pound)286,736

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)


                                                            DECEMBER 31,                DECEMBER 31,
                                                         ----------------  -----------------------------------
                                                                2003                       2003
                                                         ----------------  -----------------------------------
                                                                           Convenience translation into U.S. $
                                                                           -----------------------------------
NOTE  5 - FIXED ASSETS
          COST
          Equipment  held under capital lease                  364,577                  $   648,946
          Office furniture and equipment                        26,593                       47,336
          Development costs                                     32,060                       57,067
          Computer  equipment                                  136,556                      243,070
                                                           -----------                  -----------
                                                               559,786                  $   996,419
                                                           ===========                  ===========
          ACCUMULATED DEPRECIATION UNDER CAPITAL LEASE
          Equipment  held under capital lease                   61,869                  $   110,128
          Office furniture and equipment                         9,730                       17,319
          Development costs                                     16,030                       28,533
          Computer  equipment                                   50,442                       89,787
                                                           -----------                  -----------
                                                               138,071                  $   245,767
                                                           ===========                  ===========


NOTE  6 - INVESTMENTS

          The Company has investments in two business ventures of approximately 47 1/2% of Auracall Limited and 40% of Story, both start up entities in the U.K. Through December 31, 2003, these entities cumulative respective net losses have exceeded the Company's investments therein, respectively. Accordingly, such investments have been reduced to zero. Story and Auracall Limited buy their telecommunications services from the Company.

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

                                                                DECEMBER 31,                DECEMBER 31,
                                                             ----------------  -----------------------------------
                                                                    2003                       2003
                                                             ----------------  -----------------------------------
                                                                               Convenience translation into U.S. $
                                                                               -----------------------------------
NOTE 7 - OTHER LIABILITIES AND ACCRUED EXPENSES
          Corporate taxes                                          289,777                 $    515,802
          Professional fees                                         29,545                       52,590
          Payroll and other  taxes                                  48,452                       86,245
          Due to Auracall Limited (Affiliated entity)                  275                          490
          Others                                                    11,760                       20,933
                                                              ------------                 ------------
                                                                   379,809                 $    676,060
                                                              ============                 ============

NOTE 8 - NOTES PAYABLE
                                                                DECEMBER 31,                DECEMBER 31,
                                                             ----------------  -----------------------------------
                                                                    2003                       2003
                                                             ----------------  -----------------------------------
                                                                               Convenience translation into U.S. $
                                                                               -----------------------------------
           First National Finance - maturity 2005, annual
              Interest rate 7.16%                                    4,000                 $      7,120
           Newcourt - maturity 2005, annual interest rate
                  7.16%                                              3,166                        5,635
                                                              ------------                 ------------
                                                                     7,166                       12,755

           Less: current portion                                    (4,000)                      (7,120)
                                                              ------------                 ------------
           Notes payable - non current                               3,166                 $      5,635
                                                              ============                 ============

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)


NOTE 8 - NOTES PAYABLE (cont.)

                                                                               Convenience translation into U.S. $
                                                                               -----------------------------------

            B. MATURITIES OF NOTES PAYABLE ARE AS FOLLOWS:

             December 31
                2004                                           (pound)4,000                  $7,120
                2005                                                  3,166                   5,635
                                                             --------------               ---------
                                                               (pound)7,166                 $12,755
                                                             ==============               =========

NOTE 9 -    CAPITAL LEASE OBLIGATIONS

            The Company is the lessee of switching equipment under capital leases expiring in various years through 2007. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2003.

            Minimum future lease payments under capital leases as of December 31, 2003 for each of the next four years are:

                                                                               Convenience translation into U.S. $
                                                                               -----------------------------------
           December 31
               2004                                           (pound)78,091                $139,002
               2005                                                  67,987                 121,017
               2006                                                  15,688                  27,925
               2007                                                  15,813                  28,147
                                                             --------------               ---------
           Total minimum lease payments                             177,579                 316,091
           Less: amount representing interest                       (24,242)                (43,151)
                                                             --------------               ---------
           Present value of net minimum lease payment        (pound)153,337                $272,940
                                                             ==============               =========

           Interest rates on capitalized leases vary up to 9.6%, per annum.

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)


NOTE 10 - INCOME TAXES

            The Company accounts for income taxes under the provisions of SFAS
            109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforward. The Company does not file consolidated tax returns.

            The following table reflects the Company's deferred tax liabilities at December 31, 2003:

                                                                               Convenience translation into U.S. $
                                                                               -----------------------------------
             Accelerated tax writeoff of fixed assets         (pound)36,109                 $64,274
                                                             --------------               ---------
             Deferred tax liability                           (pound)36,109                 $64,274
                                                             ==============               =========

            The provision for income taxes differs from the amount computed by applying the statutory income tax rates to income before taxes as follows:

                                                                  YEARS ENDED                         YEARS ENDED
                                                       -------------------------------   -----------------------------------
                                                                 DECEMBER 31,                         DECEMBER 31,
                                                       -------------------------------   -----------------------------------
                                                             2003            2002              2003             2002
                                                       -------------------------------   -----------------------------------
                                                                                         Convenience translation into U.S. $
                                                                                         -----------------------------------
           Income tax computed at statutory rate             160,550          73,066         $  285,779      $  130,057
           Effect of tax authority adjustments                12,435              --             22,134              --
           Other                                               1,638              --              2,916              --
           Effect of permanent differences (including
             effect of nonconsolidated tax filings)           42,656           6,663             75,928          11,860

           Utilization of net operating loss                    (823)         (6,916)            (1,465)        (12,310
                                                          ----------      ----------         ----------      ----------
           Provision for income taxes                        216,456          72,813         $  385,292      $  129,607
                                                          ==========      ==========         ==========      ==========

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)


NOTE 11 -  CAPITAL STRUCTURE, STOCK OPTIONS AND DIVIDEND

            Campbeltown Business Limited ("Campbeltown"), an entity owned by the Nissenson family including the Company's President and Principal Executive Officer, a shareholder, holds options from the Company and one of its directors to purchase 500,000 additional shares of the Company for the amount of $200,000. This transaction can be executed either by the Company issuing new shares, or by the director selling his private shares as long as he has an adequate amount of shares, as the director will decide. This option will expire on December 31, 2005.

            The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The common stock has no pre-emptive or conversion rights or other subscription rights. There are no sinking fund provisions applicable to the common stock.

            In 2002, the Company issued 45,014 shares of common stock at a value of (pound)28,775 as compensation for professional services rendered to the Company.

            On August 21, 2003, the Company issued 400,000 and 200,000 options to acquire shares of its restricted common stock, respectively, to its Chairman of the Board and to its President and Principal Executive Officer exercisable as at $0.475 per share. Each option convertible into one share of common stock. The options are cancelable at the sole discretion of the Company for a period of 210 days from the date of issuance. On March 1, 2004 these options were cancelled by the Company. No related compensation cost was recognized by the Company due to this unilateral cancellation clause.

            On December 30, 2003, the Company declared a dividend of $0.03 per share , totaling $153,561, to stockholders of record on December 31, 2003, payable on February 16, 2004.

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)


NOTE 11 -  CAPITAL STRUCTURE, STOCK OPTIONS AND DIVIDEND (CONTINUED)

             The following restricted stock was issued, in U.S. dollars, to WorldNet Global.com Limited during 2003 for a total of (pound)13,335 as follows:

             Month Issued   Number of Shares  Price Per Share  Total Issue Price
             ------------   ----------------  ---------------  -----------------
             January             5,000             $0.50             $2,500
             February            5,650              0.44              2,500
             April              20,000              0.25              5,000
             May                 9,615              0.26              2,500
             August             11,750              0.43              5,000
             September           4,780              0.52              2,500
                             ---------                            ---------
                                56,795                              $20,000
                             =========                            =========

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                                                                                      2003
                                              -------------------------------------------------------------------------------------
                                                                                Weighted Average
                                              -------------------------------------------------------------------------------------
                                                  INCOME            SHARES          PER SHARE                PER SHARE
                                                (NUMERATOR)      (DENOMINATOR)       AMOUNTS                  AMOUNTS
                                              -------------------------------------------------------------------------------------
                                                                                                Convenience translation into U.S. $
                                                                                               -------------------------------------
Net Income                                    (pound) 421,445

BASIC EPS:
Income available to common stockholders       (pound) 421,445       5,089,286    (pound) 0.08                                 $0.15
Effect of dilutive securities:

        Options                                            --         500,000              --                                    --

DILUTED EPS:
Income available to common stockholders       (pound) 421,445       5,589,286      (pound)0.08                                $0.13


                                                                                      2002
                                              -------------------------------------------------------------------------------------
                                                                                Weighted Average
                                              -------------------------------------------------------------------------------------
                                                  INCOME            SHARES          PER SHARE                PER SHARE
                                                (NUMERATOR)      (DENOMINATOR)       AMOUNTS                  AMOUNTS
                                              -------------------------------------------------------------------------------------
                                                                                                Convenience translation into U.S. $
                                                                                               -------------------------------------
Net Income                                    (pound) 240,981

BASIC EPS:
Income available to common stockholders       (pound) 240,981          5,030,444      (pound) 0.05                            $0.09
Effect of dilutive securities:

        Options                                            --            500,000                --                               --

DILUTED EPS:
Income available to common stockholders       (pound) 240,981          5,530,444      (pound) 0.04                            $0.08

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)


NOTE 13 - SELECTED STATEMENT OF OPERATIONS DATA

                                                        YEARS ENDED                         YEARS ENDED
                                             -------------------------------   -----------------------------------
                                                       DECEMBER 31,                         DECEMBER 31,
                                             -------------------------------   -----------------------------------
                                                   2003            2002              2003             2002
                                             -------------------------------   -----------------------------------
                                                                               Convenience translation into U.S. $
                                                                               -----------------------------------
         A. MARKETING & SELLING:
             Advertising                      (pound)25,365   (pound)22,401         $45,150          $39,874
             Consultancy                             83,970          59,372         149,467          105,682
             Commissions                            964,623         174,835       1,717,028          311,206
             Others                                  17,054          63,810          30,356          113,582
                                           ----------------  --------------     -----------        ---------
                                           (pound)1,091,012  (pound)320,418      $1,942,001         $570,344
                                           ================  ==============     ===========        =========

         B. GENERAL & ADMINISTRATIVE:
             Salaries & benefits             (pound)410,024  (pound)268,884        $729,843         $478,614
             Rent & maintenance                      84,121          90,916         149,735          161,830
             Communications                           4,830          11,539           8,597           20,539
             Professional fees                      224,087         142,863         398,875          254,296
             Bad debts                              109,532         226,984         194,967          404,032
             Depreciation                            89,592          58,300         159,474          103,774
             Others                                 130,124          79,138         231,621          140,866
                                           ----------------  --------------     -----------        ---------
                                           (pound)1,052,310  (pound)878,624      $1,873,112       $1,583,951
                                           ================  ==============     ===========        =========

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)


NOTE 13 - SELECTED STATEMENT OF OPERATIONS DATA (cont.)

                                                        YEARS ENDED                         YEARS ENDED
                                             -------------------------------   -----------------------------------
                                                       DECEMBER 31,                         DECEMBER 31,
                                             -------------------------------   -----------------------------------
                                                   2003            2002              2003             2002
                                             -------------------------------   -----------------------------------
                                                                               Convenience translation into U.S. $
                                                                               -----------------------------------
         C. FINANCING EXPENSES, NET:
             Bank charges and interest    (pound)31,013      (pound)1,607          $55,203           $2,860
             Interest on capital lease            9,578             8,476           17,049           15,087
             Foreign currency exchange            2,305                21            4,103               37
             Other interest and charges           1,387             2,733            2,469            4,865
                                          -------------     -------------         --------         --------
                                          (pound)44,283     (pound)12,837          $78,824          $22,850
                                          =============     =============         ========         ========


--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


NOTE 14 - RELATED PARTY TRANSACTIONS

                                                        YEARS ENDED                         YEARS ENDED
                                             -------------------------------   -----------------------------------
                                                       DECEMBER 31,                         DECEMBER 31,
                                             -------------------------------   -----------------------------------
                                                   2003            2002              2003             2002
                                             -------------------------------   -----------------------------------
                                                                               Convenience translation into U.S. $
                                                                               -----------------------------------
          Shareholders' salaries             (pound)147,407  (pound) 63,448        $262,384        $112,937

          Campbeltown Business Limited.:
                                              (pound)55,000  (pound) 25,000         $97,900        $44,500
               Fees
               Consultancy                    (pound)41,237   (pound)34,372         $73,402        $61,182
                  Trade payables               (pound)6,950              --         $12,371             --

          Vision Consultants Limited:
               Fees                          (pound) 55,000  (pound) 25,000         $97,900        $44,500

          Story Telecom Limited :
               Accounts receivable,  net     (pound)429,604  (pound)  3,606        $764,695         $6,419

               Due from related entities      (pound)15,960   (pound)14,725         $28,409        $26,211
                  Conversion expense          (pound)38,930              --         $69,295             --

               Revenues                    (pound)2,715,231  (pound)  3,716      $4,833,111         $6,614
                  Trade payables              (pound)22,771              --         $40,532             --

          Auracall Limited :
               Due from  related entities      (pound)4,533   (pound)16,196          $8,069        $28,829
               Revenues                       (pound)18,883              --         $33,612             --

               Trade payables                 (pound)18,040   (pound)12,362         $32,111        $22,004
               Commission expense            (pound)171,234   (pound)73,661        $304,797       $131,117

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


NOTE 15 -     FINANCIAL COMMITMENTS

              The Company has annual rent commitments under a non-cancellable operating lease of (pound)38,200, which terminates in December 2012. Rent expense for the two years ended December 31, 2003 and 2002, were (pound)49,500 and (pound)69,100, respectively.

              The Company has a performance based incentive agreement with its Chairman of the Board and Campbeltown for which sets an amount due to such person/entity amounting to 1% of the Company's revenues exclusive of revenues resulting from Story.

              The Company has an 18 month renewable consulting agreement with Campbeltown, which is to expire on November 11, 2004 and is expected to be renewed. Under this agreement Campbeltown agrees to provide (a) analysis of proposed acquisitions; (b) such markets for the Company's telecommunications services in additional countries; (c) formulate strategies for the Company's future growth plans; and (d) introduce potential customers to the Company's business. The Company is obligated to pay Campbeltown (pound)2,000 ($3,560) per month plus an additional performance bonus based upon monthly revenue targets as follows:

              Target Monthly Revenue                   Monthly Bonus    Convenience Translation US$
              ----------------------                  --------------    ---------------------------
              Up to(pound)125,000                         (pound)--                  $--
              From(pound)125,000 to(pound)150,000      (pound)1,250               $2,225
              From(pound)150,000 to(pound)175,000      (pound)2,500               $4,450
              Over(pound)175,000                       (pound)2,750               $4,895

             The Company has commission agreements with various resellers that are entitled to 10% of the revenues that they generate.

             The Company anticipates annual maintenance of equipment to be approximately(pound)50,000 ($89,000).

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


NOTE 16 -  ECONOMIC DEPENDENCY AND CREDIT RISK

              Approximately, 36% and 18% of total 2003 revenues were derived, respectively, from two customers and approximately 14% and 13% of total 2002 revenues were derived, respectively, from two customers.

              Approximately, 12% and 11% of the total accounts receivable at 2003 were due from two customers.

              Approximately, 31%, 24%, 20% and 15% of the Company's purchases are from four suppliers for the year ended December 31, 2003, and 75% and 19% are from two suppliers for the year ended December 31, 2002.

              The Company may periodically maintain cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000.

NOTE 17 -     SEGMENT INFORMATION

              The percentage of the Company's revenues is derived from the following segments. The Company's operations were not segmented in 2002.

              Telephone minute billing plus messaging services,
                including facsimile, nodal, and e-mail related services    55%
              Mobile phone services                                         7%
              Calling cards                                                38%
                                                                        ------
                                                                          100%
                                                                        ======

              The Company has four major types of customers:

               o Residential - These customers either must dial "dial 1 service" or acquire a box that dials automatically.

               o Commercial - Smaller business are treated the same as residential customers. Larger businesses' PBX units are programmed.

               o Governmental agencies - Include the United Nations World Economic Forum, the Argentine Embassy and the Israeli Embassy.

               o Resellers, such as WorldNet and Vsat - We provide them with our telephone and messaging services. For WorldNet we also provide the billing system.

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


NOTE 17 -     SEGMENT INFORMATION (CONTINUED)

                                            TELEPHONE AND
                                              MESSAGING
                                              SERVICES                MOBILE PHONES          CALLING CARDS             TOTAL
                                          ----------------            --------------       ----------------       ----------------
            Commercial and residential    (pound)2,981,802            (pound)361,517              (pound)--       (pound)3,343,319
            Story Telecom Limited                       --                        --              2,715,231              2,715,231
            Governmental agencies                    5,663                        --                     --                  5,663
            Resellers                            1,009,317                   141,958                 66,693              1,217,968
            Totals                        (pound)3,996,782            (pound)503,475       (pound)2,781,924       (pound)7,282,181

                                                                         Converted into U.S. dollars  for convenience
                                                                         --------------------------------------------
                                            TELEPHONE AND
                                              MESSAGING
                                              SERVICES                MOBILE PHONES          CALLING CARDS             TOTAL
                                          ----------------            --------------       ----------------       ----------------
           Commercial and residential           $5,307,608                  $643,500                    $--             $5,951,108
           Story Telecom Limited                        --                        --              4,833,111              4,833,111
           Governmental agencies                    10,080                        --                     --                 10,080
           Resellers                             1,796,584                   252,685                118,714              2,167,983
           Totals                               $7,114,272                  $896,185             $4,951,825            $12,962,282


              Residential and commercial customers are combined as one segment due to both having similar economic characteristics.

              Originally, the Company's revenue was derived from just telephone minute billing and messaging services. As the Company expanded and technology improved additional revenue segments were introduced to monitor the mobile phone and calling card services.

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


NOTE 18 -    SUBSEQUENT EVENTS

             On February 12, 2004, the Company closed an offering of 986,737 restricted shares of common stock, with 1,136,737 Warrants A and 986,737 Warrants B. The Company sold 969,237 shares of common stock with a Warrant A and B attached for aggregate proceeds of $2,907,700. Each Warrant A, which is not freely transferable, entitles the owner to purchase one share, until not later than January/February 2009 at an exercise price of $5.50. Each Warrant B, which is not freely transferable, entitles the owner to purchase one share, until not later than until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange. The Warrants B are exercisable at an exercise price of $3.50 and expire 375 days from the date of purchase of the attached shares of restricted common stock. The Company sold shares with attached Warrants A and B to a total of 16 persons and 8 entities. During January 2004, the Company granted 17,510 restricted shares of its common stock with 17,500 each of Warrants A and B attached. During January and February 2004, the Company granted a total of 150,000 Warrants A.

             On January 1, 2004, the Company entered into a cancelable agreement with an investment relations firm which is cancelable on a month's notice and is renewable annually. This agreement provides a monthly payment of $3,500 per month plus 1,000 shares of the Company's common stock increasing to $4,500 plus 1,200 shares per month of the Company's stock when it becomes listed on NASDAQ.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

Not Applicable

ITEM 8A.  CONTROLS AND PROCEDURES.

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2003.

There have been no significant changes in our internal control over financial reporting during the fiscal year ended December 31, 2003, or subsequent to December 31, 2003, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

                                   PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers
Our Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies of our Board of Directors. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our bylaws provide that we have at least one director. Our directors and executive officers are as follows:

---------------------------------------------------------------------------------------------------------------------
 Name                   Age    Position                                  Term of Office
---------------------------------------------------------------------------------------------------------------------
Abraham Keinan          54     Chairman of the Board of Directors        One Year (or until replaced by a new
Director)
---------------------------------------------------------------------------------------------------------------------
Guy Nissenson           29     President, Principal Executive Officer,
                               Principal Financial Officer,
                               Principal Accounting Officer and          One Year (or until replaced by a new
Director)
                               Director
---------------------------------------------------------------------------------------------------------------------
Eyal Harish             51     Director                                  One Year (or until replaced by a new
Director)
----------------------------------------------------------------------------------------------------------------------
Shemer Schwartz         29     Director                                  One Year (or until replaced by a new
Director)
----------------------------------------------------------------------------------------------------------------------

Mr. Abraham Keinan has been our Chairman of the Board of Directors since our inception. Abraham Keinan founded Swiftnet, Ltd., our subsidiary, in February 1990. From 1991 to October 2003, Mr. Keinan was Swiftnet's Managing Director. In or about January 2002, Mr. Keinan became a Director of Auracall, Ltd. In 1975, Mr. Keinan received a Bachelor of Science Degree in Mechanical Engineering from Ben-Gurion University, Beer-Sheeva - Israel.

Mr. Guy Nissenson has been our President, Chief Executive Officer, Principal Accounting Officer, Principal Financial Officer and a Director since our inception. Mr. Nissenson joined Swiftnet, Ltd. in October 1999, became a director of Swiftnet, Ltd. in May 2000, and its Managing Director in October 2003. In October 2002, Mr. Nissenson became a Director of Story Telecom, Ltd. In or about January 2002, Mr. Nissenson became a Director of Auracall, Ltd. He was a marketing manager of RADA Electronics Industries in Israel from May 1997 to October 1998. Mr. Nissenson was an audit and control officer with the rank of Lieutenant of the Israeli Defense Forces - Central Drafting Base and other posts from March 1993 to May 1997. In July 2000, Mr. Nissenson received a Bachelor of Science Degree in Business Management from Kings College - University of London. In September 2001, Mr. Nissenson received a Master of Business Administration in International Business from Royal Holloway at the University of London in London, United Kingdom.

Dr. Eyal Harish has been a member of our Board of Directors since December 19, 2002. From 1980 to present, Dr. Harish has been in his own private practice in Israel as a dentist. Prior to becoming a dentist, from 1974 to 1980, Dr. Harish was an Administration Manager with Consortium Holdings, an Israel based communication company. Dr. Harish is the brother-in-law of Mr. Keinan, our Chairman of the Board.

Mr. Shemer Schwartz has been a member of our Board of Directors since December 19, 2002. From March 2003 to present, Mr. Schwartz has been the co-founder and research and development expert of XIV Ltd., a data storage start up company located in Tel-Aviv, Israel. From November 2001 to March 2003, Mr. Schwartz has been an Application Team Leader of RF Waves, an Israel based high technology company in the field of wireless communication. From 1996 to 2001, Mr. Schwartz was a Captain in the Research and Development Center of the Israeli Defense Forces Intelligence. In July 1995, Mr. Schwartz received a BSc degree in Physics and Mathematics from the Hebrew University in Jerusalem. In September 2003, Mr. Schwartz received an MSc degree in Computer science from the Tel-Aviv University in Tel-Aviv, Israel.

SIGNIFICANT EMPLOYEES

Mrs. Bosmat Houston, 41 years of age, has been our Research and Development Manager since our inception. She joined Swiftnet, Ltd., in September 1991 as its Research and Development Manager. Mrs. Houston received a Bachelor of Science Degree in Computer Science from the Technion - Institution of Technology, Haifa
- Israel in 1986.

Mr. Bryan Franks, 60 years of age, has been the Marketing Manager of Swiftnet, Ltd's Partner Division since April 2001. As our Marketing Manager, he has been responsible for recruiting and managing Swiftnet's resellers and agents. In May 2003, Mr. Franks became Swiftnet's Director of Sales and Marketing. From April 1998 to April 2001, Mr. Franks was employed as a Director of Sales and Marketing with Specialist DIY, Ltd., an import and distributor of a do it yourself products firm located in Manchester, United Kingdom.

Other than as identified above, we have no significant employees.

FAMILY RELATIONSHIPS

Dr. Harish, one of our directors, is the brother-in-law of Mr. Abraham Keinan, our Chairman of the Board.

On May 5, 2000, Swiftnet, Ltd. entered into an 18-month renewable consulting agreement with Campbeltown Business, Ltd., a private company incorporated in the British Virgin Island which is owned by Guy Nissenson, our Principal Executive Officer/President and Director, and his family. On November 5, 2001 and May 11, 2003, we renewed this agreement for additional 18 month periods. Guy Nissenson, our Principal Executive Officer/President, has beneficial ownership of 19.99% or 1,220,336 shares of our common stock, which consist of the following: (a) 720,336 shares of our common stock owned by Campbeltown Business Ltd., a British Virgin Islands corporation, in which Mr. Nissenson owns 20% and his family are also shareholders; (b) 500,000 options to purchase shares of our common stock that Campbeltown Business Ltd has the right to acquire.

Other than these family relationship, there are no other family relationships among our officers, directors, promoters, or persons nominated for such positions.

LEGAL PROCEEDINGS

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

      1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

      2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

      3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

      4. being found by a court of competent jurisdiction (in a civil action),the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMMITTEES OF THE BOARD OF DIRECTORS

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors is considering establish various committees during the current fiscal year. Currently, our Board of Directors makes the decisions regarding compensation, our audit, the appointment of auditors, and the inclusion of financial statements in our periodic reports.

AUDIT COMMITTEE FINANCIAL EXPERT

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive.

CODE OF ETHICS

We have not yet adopted a corporate code of ethics. Our board of directors is considering, over the next year, establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth summary information concerning the compensation received for services rendered to it during the current year and the years ended December 31, 2001 and 2002, and 2003 respectively by our Chairman of the Board, Abraham Keinan who is the managing director of Swiftnet, and Guy Nissenson, who is our Principal Executive Officer/ President. Abraham Keinan is our only executive officer who received aggregate compensation during our last fiscal year which exceeded, or would exceed on an annualized basis, $100,000.

--------------------------------------------------------------------------------------------------------------------------
Summary Compensation Chart
--------------------------------------------------------------------------------------------------------------------------
                         Annual Compensation                                         Long Term Compensation
--------------------------------------------------------------------------------------------------------------------------
Name &           Year  Salary ($)        Bonus($)         Other($)           Restricted    Options($)  L/Tip($)   All
Position                                                                     Stock Awards                        Other
--------------------------------------------------------------------------------------------------------------------------
Abraham Keinan   2003 (pound)40,622*   (pound)60,000   (pound)16,691              0           0          0         0
Chairman               ($69,057)       ($102,000)      ($28,884)

                 2002 (pound)30,000    (pound)6,372    (pound)45,000              0           0          0         0
                       ($51,000)        ($9,588)        ($67,500)

                 2001 (pound)30,000         0                0                    0           0          0         0
                       ($42,300)

Guy Nissenson    2003 (pound)43,500**       0                0                    0           0          0         0

Principal              ($74,820)
Executive
Officer          2002(pound)33,000          0                0                    0           0          0         0
                       ($52,800)

                 2001(pound)21,000          0                0                    0           0          0         0
                       ($30,450)
--------------------------------------------------------------------------------------------------------------------------


*On April 15, 2003, our Board of Directors approved of a salary increase for our Chairman of the Board from $1,473 to $4,000 per month. Abraham Keinan's total salary of $69,057 for 2003, as reflected above, is composed of: (a) $3,250 per month from January 2003 to March 2003; and (b) $4,000 per month from April 2003 to December 2003.

Our chairman of the Board of Directors, Mr. Abraham Keinan, does not have a written employment agreement with us. Since January 2001, we have agreed to pay him a salary of $3,525 (2,500 Pound Sterling) per month. Abraham Keinan receives pension benefits and a company car. On October 15, 2002, our Board of Directors approved a bonus and success fee whereby if we receive monthly revenues in excess of $485,000 then Mr. Keinan and our consultant, Campbeltown Business, Ltd. shall receive 1% of the revenues for each month where our revenues reach $485,000 up to a maximum of one million dollars. On April 10, 2003, Mr. Keinan and Campbeltown Business Ltd waived their right to receive 1% of the revenues generated from calling cards sold by Story Telecom.

**On April 15, 1003, our Board of Directors approved of a salary increase for our Principal Executive Officer from UKP2,500 ($4,300) to UKP4,000 ($6,800) per month. Guy Nissenson's total salary of $73,950 is composed of: (a) $4,250 per month from January to March 2003; and (b) $6,800 per month from April 2003 to December 2003. On May 11, 2000, we entered into a written employment agreement with our Principal Executive Officer/President, Guy Nissenson. Under the agreement, Mr. Nissenson will work on business development, sales and marketing. At that time, we agreed to pay him a salary of $1,473 (1000 Pound Sterling) per month, subject to a future increase of $1,473 (1000 Pound Sterling) if Swiftnet reaches average sales of $257,775 (175,000 Pound Sterling) per month. In addition, we have agreed that if we grant options to Abraham Keinan, we will grant Mr. Nissenson options to buy Swiftnet or us according to the following formula: 50% of the options with same price and conditions that Mr. Keinan will receive, subject to our reaching a benchmark of $176,760 (120,000 Pound Sterling) average sales per month during Mr. Nissenson activities or in the 12 months thereafter. The agreement with Mr. Nissenson can be terminated by either party with one month notice.

Our research and development manager, Mrs. Bosmat Houston, has an employment agreement us which provides that we pay her a salary of $3,337 (2266 Pound Sterling) per month. She is not subject to a covenant not to compete. We may terminate Mrs. Houston's agreement with 8 weeks notice. She may terminate the agreement with one week notice.

On August 21, 2003, we issued 400,000 options to acquire shares of our restricted common stock to Abraham Keinan. These options were issued to Abraham Keinan for services rendered by Mr. Keinan as the Chairman of our Board of Directors. On March 1, 2004, our Board of Directors cancelled the options issued to Mr. Keinan.

On August 21, 2003, we issued 200,000 options to acquire shares of our restricted common stock to Guy Nissenson. These options were issued to Guy Nissenson for services rendered by Mr. Nissenson as our President and Principal Executive Officer. On March 1, 2004, our Board of Directors cancelled the options issued to Mr. Nissenson.

BOARD COMPENSATION

Other than provide above our directors do not receive any compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables sets forth, as of March 30, 2004, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement which could result in a change in control of our company.

The following table assumes, based on our stock records, that there are 6,105,445 shares issued and outstanding as of March 31, 2004.

The following tables set forth the ownership of our Common Stock as of the date of this Registration Statement by:

      o Each shareholder known by us to own beneficially more than 5% of our common stock;

      o     Each executive officer;

      o Each director or nominee to become a director; and o All directors and executive officers as a group.

Security Ownership of Beneficial Owners
------------------------------------------------------------------------------------------------------------------
Title of               Name & Address of                   Amount of Beneficial   Nature of             Percent of
Class                  Beneficial Owner                    Ownership              Ownership             Class
------------------------------------------------------------------------------------------------------------------
Common                 Abraham Keinan                      3,644,664            Direct/Indirect*        59.70
                       Chairman of the Board
                       4 Wycombe Gardens
                       London Nw11 8al
                       United Kingdom
------------------------------------------------------------------------------------------------------------------
Common                 Crestview Capital                     500,000            Direct                   8.19**
                       Master LLC**
                       95 Revere Drive, Suite F
                       Northbrook, Illinois 60062
------------------------------------------------------------------------------------------------------------------
Common                 Guy Nissenson                       1,220,336            Direct/Indirect***      19.99
                       Principal Executive Officer
                       President/Director
                       3A Finchley Park
                       London N12 9JS
                       United Kingdom

------------------------------------------------------------------------------------------------------------------
Total                                                      5,365,000                                    87.88

* Our Chairman of the Board, Abraham Keinan's 59.70% beneficial ownership consists of (a) 2,342,333 shares of our common stock individually owned by Mr. Keinan; and (b) ownership of 1,302,331 shares of common stock owned by Vision Consultants, a Nassau, Bahamas incorporated company that is 100% owned by Mr. Keinan, and is located at Kings Court, POB N-3944, Bay Street, Nassau, Bahamas. The sole business purpose of Vision Consultants is to hold and manage Mr. Keinan's investments. On August 21, 2003, we issued 400,000 options to Mr. Keinan, but on March 1, 2004, our Board of Directors cancelled these options.

** Crestview Capital Master LLC, a selling shareholder, owns 500,000 shares of our common stock; however, upon the exercise of Warrants A and B issued to Crestview Capital Master, it will offer an additional 1,000,000 shares of our common stock. With a total of 1,500,000 shares that Crestview Capital Master LLC will offer, its beneficial ownership would be 24.60%.

*** Guy Nissenson, our Principal Executive Officer/President, has beneficial ownership of 19.99% or 1,220,336 shares of our common stock, which consist of the following: (a) 720,336 shares of our common stock owned by Campbeltown Business Ltd., a British Virgin Islands corporation, in which Mr. Nissenson owns 20% and his family are also shareholders; (b) 500,000 options to purchase shares of our common stock that Campbeltown Business Ltd has the right to acquire in accordance with a Stock Purchase Agreement, clarified on July 30, 2001 in which Cambeltown Business, Ltd. has an option to 500,000 shares of our outstanding stock if we become listed on the OTC Bulletin Board before December 31, 2005. We became listed on the OTC Bulletin Board on March 25, 2002. Campbeltown Business, Ltd. has not exercised its option as of March 31, 2004, and Campbeltown Business, Ltd. has until December 31, 2005 to exercise its option. Campbeltown Business, Ltd. also has a first right of refusal on any of our securities offerings until December 31, 2005, so long as Campbeltown Business, Ltd. owns more than 4% of our outstanding stock. To the extent that we issue any shares to Abraham Keinan. Campbeltown Business, Ltd. has the right to purchase or acquire such number of our shares on the same terms and conditions as Abraham Keinan such that the relative percentage ownership of Abraham Keinan and Campbeltown Business, Ltd. remains the same. On August 21, 2003, we issued 200,000 options to acquire our shares to Mr. Nissenson, but on March 1, 2004 these options were cancelled by our Board of Directors.

Security Ownership of Management:
---------------------------------------------------------------------------------------------------------------
Title of               Name & Address of                Amount of Beneficial   Nature of             Percent of
Class                  Beneficial Owner                 Ownership              Ownership             Class
---------------------------------------------------------------------------------------------------------------
Common                 Abraham Keinan                      3,644,664          Direct/Indirect*       59.70
                       Chairman of the Board
                       4 Wycombe Gardens
                       London NW11 8AL
                       United Kingdom
---------------------------------------------------------------------------------------------------------------
Common                 Guy Nissenson                       1,220,336          Direct/Indirect**      19.99
                       Principal Executive Officer
                       President/Director
                       3A Finchley Park
                       London N12 9JS
                       United Kingdom

---------------------------------------------------------------------------------------------------------------
Common                 Eyal Harrish                           15,000          Direct                  0.25
                       Director
                       3 Moshe Dayan Street
                       Raanana, Israel
---------------------------------------------------------------------------------------------------------------
Common                 Shemer Schwartz                             0          Not Applicable          0.0
                       Director
                       8 Haamoraim Street
                       Tel-Aviv, Israel
---------------------------------------------------------------------------------------------------------------
Common                 All directors and
                       executive officers                  4,880,000                                 79.94
                       as a group
---------------------------------------------------------------------------------------------------------------


* Our Chairman of the Board, Abraham Keinan's 66.25% beneficial ownership consists of: (a) ownership of 1,302,331 shares of common stock owned by Vision Consultants, a Nassau, Bahamas incorporated company that is 100% owned by Mr. Keinan, and is located at Kings Court, POB N-3944, Bay Street, Nassau, Bahamas. The sole business purpose of Vision Consultants is to hold and manage Mr. Keinan's investments. On August 21, 2003, we issued 400,000 options to Mr. Keinan, but on March 1, 2004, our Board of Directors cancelled these options.

** Guy Nissenson, our Principal Executive Officer/President, has beneficial ownership of 19.99% or 1,220,336 shares of our common stock, which consists of the following: (a) 720,336 shares of our common stock owned by Campbeltown Business Ltd., a British Virgin Islands corporation, in which Mr. Nissenson has a 20% and his family are also shareholders; (b) 500,000 options to purchase shares of our common stock that Campbeltown Business Ltd has the right to acquire in accordance with a Stock Purchase Agreement, clarified on July 30, 2001 in which Cambeltown Business, Ltd. has an option to 500,000 shares of our outstanding stock if we become listed on the OTC Bulletin Board before December 31, 2005. We became listed on the OTC Bulletin Board on March 25, 2002. Campbeltown Business, Ltd. has not exercised its option as of March 31, 2004, and Campbeltown Business, Ltd. has until December 31, 2005 to exercise its option. Campbeltown Business, Ltd. also has a first right of refusal on any of our securities offerings until December 31, 2005, so long as Campbeltown Business, Ltd. owns more than 4% of our outstanding stock. To the extent that we issue any shares to Abraham Keinan. Campbeltown Business, Ltd. has the right to purchase or acquire such number of our shares on the same terms and conditions as Abraham Keinan such that the relative percentage ownership of Abraham Keinan and Campbeltown Business, Ltd. remains the same. On August 21, 2003, we issued 200,000 options to acquire our shares to Mr. Nissenson, but on March 1, 2004 these options were cancelled by our Board of Directors.

We are unaware of any contract or arrangement which could result in a change in control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 1, 2000, we issued 1,730,000 shares of our common stock to our founder and Chairman of the Board, Abraham Keinan for services rendered to us in our corporate formation. Mr. Keinan's services consisted of the establishment of our business concept and providing us with technical expertise. We valued Mr. Keinan's services at $247,390.

We have, along with our subsidiary, Swiftnet, Ltd., provided a loan to Abraham Keinan. As of November 30, 2003, a total of 293,534 Pound Sterling or approximately $504,879 as of November 30, 2003. We provided the loan to Mr. Keinan to promote his loyalty and continued service as our Chairman of the Board of Directors. This loan is reflected in a promissory note payable in ten equal installments of approximately $19,150 beginning January 1, 2002 and ending on January 1, 2011. This note is a non-interest bearing note. As of December 31, 2003, the loan amounted to (pound)286,736 ($510,390). In March 2004 Mr. Keinan signed a note to repay his loan in three installments:

2007 (pound)  54,070      $ 96,244
2008 (pound) 116,333      $207,072
2009 (pound) 116,333      $207,072

On May 5, 2000, Swiftnet, Ltd. entered into an 18-month renewable consulting agreement with Campbeltown Business, Ltd., a private company incorporated in the British Virgin Island which is owned by Guy Nissenson, our Principal Executive Officer/President and Director, and his family. On November 5, 2001 and May 11, 2003, we renewed this agreement for additional 18 month periods. We plan to renew this agreement for an additional 18 month term after the expiration of the current term on November 11, 2004. Under the terms of this agreement, Campbeltown Business, Ltd. agreed to provide the following services to us: (a) analysis of proposed acquisitions; (b) seek markets for our telecommunications services in additional countries; (c) formulate strategies for our future growth plans; and (d) introduce potential customers to our business. We are obligated to pay Campbeltown Business, Ltd. 2,000 UK Pound Sterling (approximately $2,946) per month, along with an additional monthly performance bonus based upon Swiftnet, Ltd., attaining the following revenue levels for consulting services in the area of business development and management activities:

--------------------------------------------------------------------------------
TARGET AMOUNT OF                                ADDITIONAL MONTHLY BONUS
REVENUES PER MONTH
--------------------------------------------------------------------------------
Less than 125,000 Pounds (UK)                   0 Pounds (UK)
--------------------------------------------------------------------------------
Between 125,000 - 150,000 Pounds (UK)           1,250 Pounds (UK)
(approximately $ 225,000 - $ 270,000 US)        (approximately $ 2,250 US)
--------------------------------------------------------------------------------
Between 150,000 - 175,000 (UK)                  2,500 Pounds (UK)
(approximately $ 270,000 - $ 315,000 US)        (approximately $4,500 US)
--------------------------------------------------------------------------------
Over 175,000 Pounds (UK)                        2,750 Pounds (UK)
(approximately $ 315,000 US)                    (approximately $ 4,950 US)
--------------------------------------------------------------------------------

On May 11, 2000, Swiftnet, Ltd. and our Chairman of the Board of Directors, Abraham Keinan, entered into an employment agreement with Guy Nissenson, our Principal Executive Officer/ President. This agreement does not expire. Under the terms of the agreement, Swiftnet employed Mr. Nissenson to provide business development and sales and marketing services, at a base rate of 1000 pounds (UK) per month (approximately $1,433 US). When Swiftnet reaches average sales of 175,000 pounds (UK) per month for a consecutive three month period, Mr. Nissenson's salary will increase to 2,000 pounds (approximately $2,866 US) per month. In addition, Mr. Nissenson will receive an unspecified number of options to acquire our stock that is limited to 50% of the options that Abraham Keinan receives. As such, the agreement protects Mr. Nissenson's rights to have at least 50% of the options rights that Mr. Keinan will have. Mr. Nissenson can transfer the right of these options to another company or person at his discretion. Swiftnet may only cancel these options if : (1) Mr. Nissenson no longer works with Swiftnet; or (2) if within twelve months of Mr. Nissenson's employment with the company, Swiftnet and any other companies that may buy or merge into Swiftnet in the future, do not reach average revenues (over a three consecutive month period) of at least 120,000 pounds (UK). Because the average sales per month have exceeded 120,000 pounds within a twelve month period of Mr. Nissenson's employment, Swiftnet cannot cancel the options.

On June 19th, 2000, Swiftnet, Ltd. entered into a Stock Purchase Agreement with Abraham Keinan and Campbeltown Business, Ltd., a company owned by Guy Nissenson and his family. This agreement provided that if Campbeltown Business, Ltd. was to invest $100,000 in Swiftnet, it would receive in exchange 20% of the total shares of Swiftnet. In June 2000, Campbeltown Business Ltd. invested the $100,000 in Swiftnet. We acquired Swiftnet, Ltd. and Campbeltown received 720,336 shares of our common stock for its 20% interest in Swiftnet, Ltd.

Campbeltown Business, Ltd. has the option to purchase additional shares of our common stock that will represent 10% of all issued shares after the transaction for $200,000 US. This transaction can be executed either by Swiftnet issuing new shares, or by Abraham Keinan selling his private shares (as long as he has an adequate amount of shares), as Abraham Keinan will decide. This option will expire on December 31, 2005. Campbeltown Business, Ltd. can exercise this option in parts. If this option is exercised before the conclusion of Adar Group transaction Mr. Keinan and Swiftnet will make sure and guarantee that the shares owned by Campbeltown Business, Ltd. because of exercising this option will be exchanged by the same percentage of ownership in our common stock. It is agreed that if Campbeltown Business, Ltd. exercised only part of the option buying our shares it will have the right to exercise the remainder of the option for our shares at the same terms. As long as Swiftnet is not a public company or is merged/bought/taken over by a third party only half of the option above could be taken.

Campbeltown Business, Ltd. will have the right to participate under the same terms and conditions in any investment or transaction that involve equity rights in Swiftnet or us conducted by Abraham Keinan at the relative ownership portion.

In the event that Swiftnet or we seek for money in a private placement for equity or any other rights, Campbeltown Business, Ltd. will have the right of first refusal on any transaction or part of it until December 31, 2005 or as long as it owns over 7% of Swiftnet equity or 4% of our common stock.

On October 15, 2002, our Board of Directors approved a bonus and success fee whereby if we receive monthly revenues in excess of $485,000 then Mr. Keinan and our consultant, Campbeltown Business, Ltd. shall receive 1% of the revenues for each month where our revenues reach $485,000 up to a maximum of one million dollars. On April 10, 2003, Mr. Keinan and Campbeltown Business Ltd waived their right to receive 1% of the revenues generated that are derived from Story Telecom.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons within the last five years and we have not other than the above transactions, we have not entered into any material transactions with any promoter within the last five years.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
 Number                            Description
-------                            -----------
2.        Agreement and plan or reorganization between Xfone, Inc. and Swiftnet Ltd.
          dated September 20, 2000 (1)

3.1       Articles of Incorporation of Xfone, Inc.(1)

3.2a      Bylaws of Xfone, Inc.(1)

3.2b      Amended Bylaws of Xfone, Inc.(4)

3.3       Articles of Incorporation of Swiftnet, Ltd.(1)

3.4       Bylaws of Swiftnet, Ltd.(1)

3.5       Amended bylaws of Xfone, Inc.(3)

4.        Specimen Stock Certificate(1)

5.        Opinion of Hamilton, Lehrer & Dargan, P.A.

10.1      Agreement between Swiftnet Ltd. and Guy Nissenson dated May 11, 2000(1)

10.2      Employment Agreement with Bosmat Houston dated January 1, 2000(1)

10.3      Loan Agreement with Swiftnet Ltd., Guy Nissenson, and Nissim Levy dated
          August 5, 2000(1)

10.4      Promissory Note executed between Xfone and Swiftnet Ltd. dated September
          29, 2000(1)

10.5      Stock Purchase Agreement between Swiftnet, Ltd, Abraham Keinan, and
          Campbeltown Business, Ltd. dated June 19, 2000(1)

10.6      Consulting Agreement between Swiftnet, Ltd. and Campbeltown Business, Ltd.
          dated May 5, 2000(1)

10.7      Agreement with Campbeltown Business Ltd. dated July 30, 2001(1)

10.8      Contract with WorldCom International, Ltd. dated June 20, 1998(1)

10.9      Contract with VoiceNet Inc. dated April 11, 2000(1)

10.10     Contract with InTouchUK.com Ltd. dated April 25, 2000(1)

10.11     Letter of Understanding from Campbeltown Business, Ltd. to Xfone, Inc.
          dated July 30, 2001 (2)

10.12     Agreement between Adar International, Inc./Mr. Sidney J. Golub and
          Swiftnet dated April 6, 2000 (2)

10.13     Lease Agreement between Elmtree Investments, Ltd. and Swiftnet, Ltd. dated
          December 4, 1991 (2)

10.14     Lease Agreement between Postwick Property Holdings Limited and Swiftnet,
          Ltd. dated October 8, 2001.(2)

10.15     Agreement between Xfone, Inc., Swiftnet, Ltd., and Nir Davidson dated
          September 30, 2002 (5)


21.       List of Subsidiaries(1) 23. Consent of Chaifetz & Schreiber, P.C. 24.
          Consent of Hamilton, Lehrer & Dargan, P.A. included in Exhibit 5


----------

(1) Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.'s SB-2 registration statement, file # 333-67232.

(2) Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.'s SB-2/Amendment 1 registration statement, file # 333-67232.

(3) Denotes previously filed exhibit: filed on November 28, 2001 with Xfone, Inc.'s SB-2/Amendment 2 registration statement, file # 333-67232.

(4) Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.'s Form 8-K.

(5) Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.'s SB-2/Post Effective Amendment No. 2 registration statement, file # 333-67232

We hereby incorporate the following additional documents by reference:

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

(c) our Forms 10-QSB for the periods ended March 31, 2002 which was filed on May 14, 2002, June 30, 2002 which was filed on August 13, 2002 and amended on August 20, 2002, September 30, 2002 which was filed on November 14, 2002, March 31, 2003 which was filed on May 15, 2003, June 30, 2003 which was filed on August 14, 2003, and September 30, 2003 which was filed on November 10, 2003.

      (b)   Reports on Form 8-K

We filed a Form 8-K on February 18, 2004 pertaining to Item 5 - Other Events, which disclosed completion of our private placement during January and February 2004, in which we sold to certain investors an aggregate of 969,237 shares of common stock (the "Shares") at a purchase price of $3.00 per share (the "Financing") and each investor in the financing was also granted a Warrant A and Warrant B to purchase a number of shares of common stock equal to one hundred percent (100%) of the Shares purchased by that investor in the Financing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES
The aggregate fees billed for the fiscal year ended December 31, 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated as follows: We paid our accountant, Chaifetz & Schreiber, P.C., $33,000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  XFONE, INC.

By /s/Guy Nissenson                                      _________________, 2004
   -------------------------
   Guy Nissenson, President,
   Principal Executive Officer,Principal Financial Officer,
   Principal Accounting Officer, and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/Guy Nissenson                                      _________________, 2004
   -------------------------
   Guy Nissenson, President,
   Principal Executive Officer,Principal Financial Officer,
   Principal Accounting Officer, and Director

By /s/ Abraham Keinan                                  ___________________, 2004
   -------------------------
   Abraham Keinan
   Chairman of the Board of Directors