Form 10KSB/A
period 2002-12-31
XFONE INC
filed 2004-04-21
CIK 1126216

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

Loan to shareholder. Loan to shareholder, Mr. Abraham Keinan, our chairman of the board, amounted to £303,130 ($485,008) as of December 31, 2002, as compared to £282,347 ($451,755) as of December 31,2001. As of December 31,
2002, £45,558 ($72,893) of the loan is classified as a current asset. This loan to shareholder was made to our Chairman of the Board, Abraham Keinan, and was made prior to the passage of the Sarbanes Oxley Act. There has been no material modification of the loan since the passage of the Sarbanes Oxley Act.

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
                                                              ===========               =======================

Note 4 - Loans to Shareholders

      The Company has a non-interest bearing demand loan of £45,558 due from a shareholder, our chairman of the board Mr. Abraham Keinan. In addition, the Company has a non-interest bearing loan of £257,572, due from such shareholder which has been classified as noncurrent.

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

Item 14. Controls and Procedures

As of December 31, 2002, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial
Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our
Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2002.

There have been no significant changes in our internal control over financial reporting during the last quarter, which ended December 31, 2002, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               XFONE, INC.
               (Registrant)

                                      By /s/Guy Nissenson
Date: April 20, 2004                     Guy Nissenson
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

  Signature                   Title                                 Date

/s/Abraham Keinan
Abraham Keinan                Chairman of the Board             April 20, 2004

/s/Guy Nissenson
Guy Nissenson                 President,                        April 20, 2004
                              Principal Executive Officer,
                              Principal Financial Officer,
                              Principal Accounting Officer,
                              and Director

