Form 10QSB/A
period 2003-03-31
XFONE INC
filed 2004-04-21
CIK 1126216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

                                        6

                           Xfone, Inc. and Subsidiary

                             STATEMENT OF OPERATIONS

                               Three Months  Three Months   Year Ended     Three Months   Three Months    Year
Ended
                                  Ended         Ended                          Ended           Ended
                                  Mar-03        Mar-02        Dec-02          Mar-03         Mar-02         Dec-02
                               -----------   -----------   ------------    ------------   ------------   ------------
                                                                               Convenience translation into U.S.$

Revenues                       £ 1,074,662   £   913,920   £  3,761,147    $  1,692,593   $  1,325,184   $6,017,835
Cost of revenues                  (573,975)     (574,182)    (2,194,792)       (904,011)      (832,564)    (3,511,667)
                               -----------   -----------   ------------    ------------   ------------   ------------
Gross profit                       500,687       339,738      1,566,355         788,581        492,620      2,506,168
                               -----------   -----------   ------------    ------------   ------------   ------------

Operating expenses: (Note 13)
Research and development            (9,000)       (7,500)       (32,000)        (14,175)       (10,875)       (51,200)
Marketing and selling             (199,311)      (60,448)      (320,418)       (313,915)       (87,650)      (512,669)
General and administrative        (200,202)     (171,081)      (878,335)       (315,318)      (248,067)    (1,405,336)
                               -----------   -----------   ------------    ------------   ------------   ------------
Total operating expenses          (408,513)     (239,029)    (1,230,753)       (643,408)      (346,592)
(1,969,205)
                               -----------   -----------   ------------    ------------   ------------   ------------

Operating profit               £    92,174   £   100,709   £    335,602    $    145,174       $146,028     $536,963
Financing expenses - net
  (Note 13)                         (7,355)      (10,366)       (12,837)        (11,584)       (15,031)       (20,539)
Other income                   £     3,154   £     1,273   £     11,029    $      4,968         $1,846      $17,646

Income before taxes                 87,974        91,616        333,794         138,558        132,843        534,070
Taxes on income                    (17,000)      (22,904)       (92,813)        (26,775)       (33,211)      (148,501)
                               -----------   -----------   ------------    ------------   ------------   ------------
Net income                     £    70,974   £    68,712   £    240,981    $    111,783   $     99,632   $  385,570
                               ===========   ===========   ============    ============   ============   ============
Earnings Per Share:
Basic                          £      0.01   £      0.01   £       0.05    $       0.02   $       0.01   $     0.08
                               ===========   ===========   ============    ============   ============  ============
Diluted                        £      0.01   £      0.01   £       0.04    $       0.02   $       0.01   $     0.06
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

Three Months Ended March 31, 2003 and 2002

Consolidated Statement of Operations

Revenues. Revenues for the three months ended March 31, 2003 increased by 18% to
£1,074,662 ($1,692,593) from £913,920 ($1,439,424) for the same period in 2002.
The increase in revenues is attributed mainly to growth in revenues generated from our voice telephony services.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues was not materially changed, with £573,975 ($904,011) for the three months ended
March 31, 2003 and £574,182 ($904,337) for the three months ended March 31, 2002, representing 53.4% and 62.8% of the total revenues for the three months ended
March 31, 2003 and March 31, 2002, respectively. The absence of any material change in the cost of revenues is attributable to lower rates that the Company negotiated and concluded with its largest suppliers.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the three months ended March 31, 2003 and 2002, respectively, gross profit was
£500,687 ($788,581) and £339,738 ($535,087), which represents a 47% increase.
The gross profit as a percentage of revenues increased to 46.6% for the three months ended March 31,2003, from 37.2% for the three months ended March 31,
2002. The increase of the gross profit as a percentage of revenues is attributed to the lower rates that the Company paid in the three months ended March 31,
2003.

Research and Development. Research and development expenses were £9,000
($14,175) and £7,500 ($11,812) for the three month ended March 31, 2002 and 2001, respectively, representing 0.8% and 0.8% of revenues of the three months ended March 31, 2003 and 2002, respectively. The expenses consist of labor costs of the research and development manager and other related costs.
Main developments relate to the development of the Xfone web site and its interconnections, the upgrade of software for our telephone platforms, billing systems, messaging services, and the resellers support package.

Marketing and Selling Expenses. Marketing and selling expenses increased to
£199,311 ($313,915) from £60,448 ($95,206) for the three months ended March
31, 2003 and 2002, respectively. Marketing and selling expenses as percentage of revenues were 18.5% and 6.6% for the three months ended March 31, 2003 and 2002, respectively. The increase in marketing expenses is attributable to the increasing revenues derived from commission related activities.

General and Administrative Expenses. General and administrative expenses increased to £200,202 ($315,318) for the three months ended March 31,
2003, from £171,081 ($269,452) for the three months ended March 31,2002.
As a percentage of revenues General and administrative expenses remained essentially unchanged at 18.6% for the three months ended March 31, 2003 and
18.7% for the three months ended March 31, 2002.

Financing Expenses. Financing expenses, net, increased to £7,355 ($11,584)
for the three months ended March 31, 2003 from £10,366 ($16,326) for the year ended December 31, 2002.

Income Before Taxes. Income before taxes for the three months ended March 31,
2003 decreased by 4% to £87,974 ($138,558) from £91,616 ($144,295) for the three months ended March 31, 2002. The decrease of the income before taxes is attributable primarily to the increase of our marketing costs and currency fluctuation. Income before taxes as a percentage of revenues was 10% for the three months ended March 31, 2003 and 9.4% for the three months ended March 31,
2002.

Taxes on Income. Taxes on income for the three months March 31, 2003 amounted to
£17,000 ($26,775), which represents 16% of the income before taxes as compared with £22,904 ($36,073) for the three months ended March 31, 2002.

Net Income. Net income for the three months ended March 31, 2002 amounted to
£70,974 ($111,783) and represents 6.6% of the revenues, as compared with
£68,712 ($108,221) for the three months ended March 31, 2001 that represent
7.5% of the revenues.

Earning per share

The earning per share for the three months ended March 31, 2003 was £0.014
($0.02) for the basic 5,071,539 Shares and £0.013 ($0.02) for diluted number of shares including the option to buy 500,000 shares.

Balance Sheet

Current Assets. Current Assets amounted to £1,920,083 ($3,024,130) as of
March 31, 2003 as compared to £1,658,835 ($2,612,665) as of December 31,
2002. This increase in our current assets is mainly attributable to the growth in our revenues and cash positions.

Loan to shareholder. Loan to shareholder, Mr. Abraham Keinan, our chairman of the board, amounted to £278,224 ($438,202) as of March 2003, as compared to
£303,130 ($477,429) as of December 31,2002. As of March 31, 2003
£45,558 ($72,893) of the loan is classified as a current asset.

Fixed assets. Fixed assets after accumulated depreciation increased to
£277,032 ($436,326) as of March 31, 2003 as compared with £252,894
($398,308) as of December 31, 2002.

Current Liabilities. As of March 31, 2003 Current Liabilities increased by
£4,063 ($6,399) to £1,466,090 ($2,309,091) as compared with
£1,462,027 ($2,302,692) as of December 31, 2002.

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

Item 3. Controls and Procedures

As of March 31, 2003, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial
Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our
Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2003.

There have been no significant changes in our internal control over financial reporting during the last quarter, which ended March 31, 2003, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

         Dated: April 20, 2004                XFONE, INC.

                                        By:   /s/ Guy Nissenson
                                              Guy Nissenson, President/Chief
                                              Executive Officer