Form 10QSB/A
period 2003-06-30
XFONE INC
filed 2004-04-21
CIK 1126216

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
                                  FORM 10-QSB/A
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

   Item 3 - Controls and Procedures...................................27

PART II - OTHER INFORMATION

                                      2

PART I - FINANCIAL INFORMATION

Forward-Looking Statements
This quarterly report for the period ended June 30, 2003 on Form 10-QSB/A contains forward looking statements. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue,"
"is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Item 2 - Management's Discussion and Analysis and Plan of Operations

The following and analysis provides information that we believe is relevant to our results of operations and an assessment of our financial condition, and should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB/A. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe," "expect,"
"may," "anticipates," or similar expressions are intended to identify "forward-
looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our long distance, voice and data communications services business. The terms "Company," "we," "our" or "us" are used in this discussion to refer to Xfone, Inc. and its wholly owned subsidiary, Swiftnet.

Three Months Ended June 30, 2003 and 2002

Consolidated Statement of Operations

Revenues. Revenues for the six months ended June 30, 2003 increased by 44.6% to
(pound)2,485,609 ($4,101,255) from £1,719,290 ($2,836,828) for the same period in 2002. The increase in revenues is attributed mainly to growth in revenues generated from our voice telephony services and the new Story Telecom project.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues was correspondingly changed with the revenues, with £1,430,717 ($2,360,684) for the six months ended June 30, 2003 and £1,044,177 ($1,722,892) for the six months ended June 30, 2002, representing 57.6% and 60.7% of the total revenues for the six months ended June 30, 2003 and June 30, 2002, respectively.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the six months ended June 30, 2003 and 2002, respectively, gross profit was £1,054,892 ($1,740,572) and £675,113 ($1,113,936), which represents a 56% increase. The gross profit as a percentage of revenues increased to 42.4%
for the six months ended June 30,2003, from 39.3% for the six months ended June
30, 2002. The increase of the gross profit as a percentage of revenues is attributed to the lower rates that the Company paid in the six months ended June
30, 2003. Our new project with our affiliate, Story Telecom, will significantly reduce our gross profit margin. Lower price rates have been agreed between the companies. Xfone owns 40% of Story Telecom Ltd.

Research and Development. Research and development expenses were £19,000
($31,350) and £15,000 ($29,750) for the six months ended June 30, 2003 and
2002, respectively, representing 0.8% and 0.9% of revenues of the six months ended June 30, 2003 and 2002, respectively. The expenses consist of labor costs of the research and development manager and other related costs. Main developments relate to the development of the Xfone web site and its interconnections, the upgrade of software for our telephone platforms, billing systems, messaging services, and the resellers support package.

Marketing and Selling Expenses. Marketing and selling expenses increased to
£449,523 ($741,712) from £98,436 ($162,419) for the six months ended
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

General and Administrative Expenses. General and administrative expenses increased to(pound)366,170 ($604,180) for the six months ended June 30, 2003, from £363,803 ($600,274) for the six months ended June 30,2002. As a percentage of revenues general and administrative expenses decreased at 14.7%
for the six months ended June 30, 2003 and 21.6% for the six months ended June
30, 2002. The decrease in administrative expenses as a percentage of revenues is attributable to our improved computerization efficiencies.

Financing Expenses. Financing expenses increased to £10,864 ($17,926) for the six months ended June 30, 2003 from £19,118 ($31,544) for the same period in 2002.

Income Before Taxes. Income before taxes for the six months ended June 30, 2003 increased by 4% to £209,535 ($345,733) from £183,681 ($303,074) for the six months ended June 30, 2002. The increase of the income before taxes is attributable primarily to the increase of our gross profit. Income before taxes as a percentage of revenues was 8.4% for the six months ended June 30, 2003 and
10.7% for the six months ended June 30, 2002.

Taxes on Income. Taxes on income for the six months ended June 30, 2003 amounted to(pound)37,000 ($61,050), which represents 17.6% of the income before taxes as compared with(pound)45,920 ($75,768) for the six months ended June 30, 2002.

Net Income. Net income for the six months ended June 30, 2003 amounted to
£172,535 ($284,683) and represents 6.9% of the revenues, as compared with
£137,761 ($227,305) for the six months ended June 30, 2002 that represents
8% of the revenues.

Earning per share
The earning per share for the six months ended June 30, 2003 was £0.034
($0.05) for the basic 5,101,154 Shares and £0.03 ($0.05) for diluted number of shares, including the option to buy 500,000 shares.

Balance Sheet

Current Assets. Current assets amounted to(pound)2,074,432 ($3,422,813) as of
June 30, 2003 as compared to(pound)1,658,835 ($2,737,077) as of December 31,
2002. This increase in our current assets is mainly attributable to the growth in our revenues and cash positions.

Loan to shareholder. Loan to shareholder, Mr. Abraham Keinan, our chairman of the board, amounted to £296,590 ($489,374) as of June 2003, as compared to
£303,130 ($500,164) as of December 31,2002. As of June 30, 2003
£63,924 ($105,475) of the loan is classified as a current asset.

Fixed assets. Fixed assets after accumulated depreciation increased to
£394,320 ($650,627) as of June 30, 2003 as compared with £253,409
($418,125) as of December 31, 2002.

Current Liabilities. As of June 30, 2003, current liabilities increased by
£297,623 ($564,180) to £1,759,650 ($2,903,423) as compared with
£1,462,027 ($2,412,344) as of December 31, 2002.

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

Item 3. Controls and Procedures

As of June 30, 2003, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial
Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our
Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2003.

There have been no significant changes in our internal control over financial reporting during the last quarter, which ended June 30, 2003, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

