Form 10QSB/A
period 2003-09-30
XFONE INC
filed 2004-04-21
CIK 1126216

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 6, 2003, the issuer had 5,117,684 shares of common stock outstanding.

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

FINANCIAL REPORTS

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS

                            as of September 30, 2003

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

                                  BALANCE SHEETS

                                               September              December             September                 December
                                                  2003                  2002                 2,003                     2002
                                              -------------         -------------       -----------------          -------------
                                              (Unaudited)                                 (Unaudited)
                                                                                          Convenience translation into U.S.$
                                                                                        ----------------------------------------
Current assets

Cash                                              £994,772              £471,963              $1,661,269               $788,178

Accounts receivable, net                         1,543,709               960,729               2,577,993              1,604,417

Prepaid expenses and other receivables             255,809               180,585                 427,202                301,577

Loan to shareholder                                 56,849                45,558                  94,938                 76,082
                                              -------------         -------------       -----------------          -------------

Total Current Assets                             2,851,139             1,658,835               4,761,402              2,770,254
                                              -------------         -------------       -----------------          -------------

Loan to shareholder                                232,666               257,572                 388,552                430,145
                                              -------------         -------------       -----------------          -------------

Investments                                           £515                  £515                    $860                   $860
                                              -------------         -------------       -----------------          -------------

Fixed assets

Cost                                               766,667               559,471               1,280,333                934,317

Less - accumulated depreciation                   -365,197              -306,577                -609,878               -511,984
                                              -------------         -------------       -----------------          -------------

Total fixed assets                                 401,985               253,409                 671,315                423,193
                                              -------------         -------------       -----------------          -------------

Total assets                                    £3,485,790            £2,169,816              $5,821,269             $3,623,593
                                              =============         =============       =================          =============

                                       F-2

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

                                   BALANCE SHEETS

                                                                  September          December        September         December
                                                                    2003               2002            2003              2002
                                                              ----------------    -------------  -----------------------------------
                                                                 (Unaudited)                        (Unaudited)
                                                                                                 -----------------------------------
                                                                                                 Convenience translation into U.S.$
                                                                                                 -----------------------------------

Current liabilities
Dividend  payable                                                          £0          £63,261                 $0           $105,646
Notes payable - current portion                                         4,000            4,000              6,680              6,680
Trade payables                                                      2,186,063        1,176,183          3,650,725          1,964,226
Other liabilities and accrued expenses                                177,310          197,053            296,109            329,079
Obligations under capital leases - current portion                     62,204           21,530            103,881             35,955
                                                              ----------------    -------------  -----------------------------------

Total current liabilities                                           2,429,578        1,462,027          4,057,395          2,441,585

Deferred taxes                                                         25,000           25,000             41,750             41,750
Notes payable                                                           4,166            7,167              6,958             11,969
Obligation under capital lease                                         72,195           34,026            120,565             56,823
                                                              ----------------    -------------  -----------------------------------

Total liabilities                                                   2,530,939         1,528,220         4,226,668          2,552,127
                                                              ----------------    -------------  -----------------------------------

Shareholders' equity
Preferred stock - 50,000,000 shares authorised, none issued
Common stock:
25,000,000 shares authorised, £.0006896 par value;
 5,117,684 and 5,060,889 issued and outstanding at
 September 30, 2003 and December 31, 2002, respectively                 3,530            3,490              5,895              5,828
Contributions in excess of shares                                     193,514          180,219            323,168            300,966
Receipt on account of shares                                                                                    0
Retained earnings                                                     757,807          457,887          1,265,537            764,671
                                                              ----------------    -------------  -----------------------------------

Total shareholders' equity                                            954,851          641,596          1,594,601          1,071,465
                                                              ----------------    -------------  -----------------------------------

Total liabilities and shareholders' equity                         £3,485,790       £2,169,816         $5,821,269         £3,623,593
                                                              ================    =============  ===================================

                                       F-3

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

                            STATEMENTS OF OPERATIONS

                               Nine Months  Three Months Nine Months  Three MonthYear Ended   Nine Months  Three Months  Year Ended

                                Sep-03        Sep-03       Sep-02       Sep-02     Dec-02       Sep-03       Sep-03        Dec-02
                               ----------   -----------  -----------  ----------------------  -----------  -----------   -----------
                               (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)             (Unaudited)  (Unaudited)
                                                                                               Convenience translation into U.S.$
                                                                                              --------------------------------------

Revenues                       £4,968,263   £2,482,654   £2,817,727   £1,098,437 £3,761,147   $8,296,999   $4,146,032    $6,281,115
Cost of revenues               -3,125,852   -1,695,135   -1,772,170     -727,993 -2,194,792   -5,220,172   -2,830,875    -3,665,303
                              -----------   -----------  -----------  ----------------------  -----------  -----------   -----------

Gross profit                   1,842,411       787,519    1,045,557      370,444  1,566,355    3,076,827    1,315,157     2,615,813
                              -----------   -----------  -----------  ----------------------  -----------  -----------   -----------

Operating expenses:
Research and development         -29,443       -10,443      -22,500       -7,500    -32,000      -49,170      -17,440       -53,440
Marketing and selling           -778,468      -366,190     -139,590      -41,154   -320,418   -1,300,041     -611,538      -535,098
General and administrative      -650,410      -246,995     -574,558     -210,755   -878,335   -1,086,185     -412,481    -1,466,819
                              -----------   -----------  -----------  ----------------------  -----------  -----------   -----------

Total operating expenses       -1,458,321     -623,628     -736,648     -259,409 -1,230,753   -2,435,396   -1,041,459    -2,055,357
                              -----------   -----------  -----------  ----------------------  -----------  -----------   -----------

Operating profit                £384,090      £163,891     £308,909     £111,035   £335,602     $641,431     $273,699      $560,456
Financing expenses - net         -21,034       -10,170      -31,147      -12,029    -12,837      -35,126      -16,983       -21,438
Other income                         200             0        8,706        3,782     11,029         $334            0        18,418
                              -----------   -----------  -----------  ----------------------  -----------  -----------   -----------

Income before taxes              363,257       153,722      286,468      102,788    333,794      606,639      256,715       557,436
Taxes on income                  -63,337       -26,337      -77,420      -31,500    -92,813     -105,773      -43,983      -154,998
                              -----------   -----------  -----------  ----------------------  -----------  -----------   -----------

Net income                      £299,920      £127,385     £209,048      £71,288   £240,981     $500,866     $212,732      $402,438
                              ===========   ===========  ===========  ======================  ===========  ===========   ===========

Earnings Per Share:
Basic                             £0.059        £0.025       £0.042       £0.014     £0.048       $0.098       $0.042        $0.080
                              ===========   ===========  ===========  ======================  ===========  ===========   -----------

Diluted                           £0.054        £0.023       £0.038       £0.013     £0.044       $0.090       $0.038        $0.073
                              ===========   ===========  ===========  ======================  ===========  ===========   -----------

                                       F-4

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                         Number of                          Contributions                              Total
                                     -----------------                  -----------------------                   -----------------
                                          Ordinary                           in excess of                          Shareholders'
                                     -----------------                  ---------------------------------------   -----------------
                                           Shares        Share Capital        par value                                Equity
                                     -----------------   -------------  ---------------------------------------   -----------------

Balance at January 1, 2002                  5,000,000          £3,448                 £140,865        £280,167            £424,480
Issuance of shares                             60,889              42                   39,354               -              39,396
Net income                                          -               -                        -         240,981             240,981
Dividend payable                                                                                       -63,261             -63,261
                                     -----------------   -------------  ---------------------------------------   -----------------

Balance at December 31, 2002                5,060,889          £3,490                 £180,219        £457,887            £641,596

Issuance of shares                             56,795              40                   13,295               0              13,335
Net income                                          -               -                        -         299,920             299,920

                                     ----------------------------------------------------------------------------------------------
Balance at September 30, 2003               5,117,684          £3,530                 £193,514        £757,807            £954,851
                                     =================   =============  =======================================   =================

Convenience translation into U.S.$:
Balance at January 1, 2003                  5,060,889          $5,828                 $300,966        $764,671          $1,071,465
Issuance of shares                             56,795              67                   22,203               0              22,269
Net income                                          -               -                        -         500,866             500,866
                                     -----------------   -------------  ---------------------------------------   -----------------

Balance at September 30, 2003               5,117,684          $5,895                 $323,168      $1,265,537          $1,594,601
                                     =================   =============  =======================================   =================

                                       F-5

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

                            STATEMENTS OF CASH FLOWS

                                             Nine months                 Year           Nine months               Year
                                               Sep-30                   Dec-31            Sep-30                 Dec-31
                                                2003                     2002              2003                   2002
                                           ----------------        --------------    --------------   -------------------------
                                                                                            Convenience translation into U.S.$
                                                                                     ------------------------------------------
                                              (Unaudited)                              (Unaudited)
Cash flow from operating activities
Net income                                        £299,920              £240,981          $500,866                    $402,438
Adjustments to reconcile net cash                                                                0
     provided by operating activities              381,581               107,169           637,240                     178,972
                                           ----------------        --------------    --------------   -------------------------

Net cash provided by operating activities          681,501               348,150         1,138,106                     581,411
                                           ----------------        --------------    --------------   -------------------------

Cash flow from investing activities
Investments made in year                                 0                  -515                 0                        -860
Purchase of equipment                             -207,196              -152,757          -346,017                    -255,104
                                           ----------------        --------------    --------------   -------------------------

Net cash used in investing activities             -207,196              -153,272          -346,017                    -255,964
                                           ----------------        --------------    --------------   -------------------------

Cash flow from financing activities
Repayment of long term debt                         -3,001                -9,970            -5,012                     -16,650
Proceeds from issuance of long term debt            38,170                     0            63,744                           0
Proceed from issue of Capital stock                     40                                      67
Proceeds from issuance of common stock              13,295                 7,812            22,203                      13,046
                                           ----------------        --------------    --------------   -------------------------

Net cash provided by financing activities           48,504         -       2,158            81,002                      -3,604
                                           ----------------        --------------    --------------   -------------------------

Net increase in cash                               522,809               192,720           873,090                     321,842
Cash, beginning of year                            471,963               279,243           788,178                     466,336
                                           ----------------        --------------    --------------   -------------------------

Cash at end of year                               £994,772              £471,963        $1,661,269                    $788,178
                                           ================       ===============    ==============   =========================

                                       F-6

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

                        STATEMENTS OF CASH FLOWS (Cont.)

(1)   Adjustments to reconcile net income to net cash provided by operating activities

                                                      Nine months             Year              Nine months              Year
                                                         Sep-30              Dec-31                Sep-30                Dec-31
                                                          2003                2002                  2003                 2002
                                                   ---------------       --------------        --------------        --------------
                                                     (Unaudited)                                (Unaudited)

                                                                                             --------------------------------------
                                                                                             Convenience translation into U.S.$
                                                                                             --------------------------------------

Depreciation                                              £58,620              £58,300               $97,895               $97,361

Stock issued for professional services                          0               31,546                     0                52,682
                                               -------------------   ------------------      ----------------        --------------
Total                                                      58,620               89,846                97,895               150,043
                                               -------------------   ------------------      ----------------        --------------

Changes in assets and liabilities:
(Increase) in trade receivables                          -582,980             -233,770              -973,577              -390,396
(Increase) decrease in other receivables                  -75,224              -65,570              -125,624              -109,502
(Increase) in shareholder loans                            13,615              -20,783                22,737               -34,708
(Decrease ) in dividend payable                           -63,261                                   -105,646
Increase in trade payables                              1,009,880              214,607             1,686,500               358,394
(Decrease) in other payables                               20,931              117,839                34,955               196,791
Increase in deferred taxes                                                       5,000                     0                 8,350
                                               -------------------   ------------------        --------------        --------------

                                                          322,961               17,323               539,345                28,929
                                               -------------------   ------------------        --------------        --------------

Total adjustments                                        £381,581             £107,169              $637,240              $178,972
                                               ===================   ==================        ==============        ==============

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
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -    Organization and Nature of Business

      A.    Xfone, Inc. ("Xfone") was incorporated in Nevada, U.S.A. in
            September, 2000 and is a provider of long distance voice and data telecommunications services, primarily in the United Kingdom. The financial statements consolidate the operations of Xfone and
            Swiftnet Limited. ("Swiftnet") its wholly owned U.K. subsidiary,
            (collectively the "Company")

      B.    The financial statements of the company have been prepared in
            Sterling ("£) since this is the currency of the prime economic environment, the U.K., in which the operations of the Company are conducted. Transactions and balances denominated in Sterling are presented at their original amounts. Transactions and balances in other currencies are translated into Sterling in accordance with
            Statement of Financial Accounting Standards ("SFAS") No. 52 of the
            U.S. Financial Accounting Standards Board ("FASB"). Accordingly,
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
            It should be noted that the £ figures do not necessarily represent the current cost amounts of the various elements presented and that the translated U.S. dollars figures should not be construed as a representation that the £ currency amounts actually represented, or could be converted into, U.S. dollars. The representative rate of exchange of the £ at September 30, 2003 was £ = 1.67 US$.

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

            The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, an estimate of uncollectible customer balances is made using factors such as the credit quality of the customer and the economic conditions in the market. Accounts are considered past due once the unpaid balance is 90 days or more outstanding, unless payment terms are extended. When an accou t balance is past due and attempts have been made to collect the receivable through legal or other means the amount is considered uncollectible and is written off against the allowance balance.

            At September 30, 2003 and at December 31, 2002 the accounts receivable are presented net of an allowance for doubtful accounts of £71,777 and £190,550, respectively.

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
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 2 -    Significant Accounting Policies (Cont.)

      D.    Revenue Recognition

            The Company's source of revenues results from charges to customers for the call minutes they use while on the Company's
            telecommunications system. Such revenue+D72s are recognized at the time this service is rendered. Amounts prepaid by customers are deferred and recorded as a liability and then recorded as revenue when the customer utilizes the service. Messaging services customers are being charged on a per minute basis, per fax page or email.
            Commissions to agents are accounted as marketing costs for the
            Company.

            Management believes that the Company's revenue recognition policies are in accordance with the Securities and Exchange Commission Staff
            Accounting Bulletin No. 101, "Revenue Recognition in Financial
            Statements" (SAB 101).

      E.    Use of Estimates

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

      F.    Stock-Based Compensation

            The Company accounts for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board
            ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees,"
            and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based
            Compensation." All equity-based awards to non-employees are accounted for their gair value in accordance with SFAS No. 123.
            Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the
            Company's stock and the exercise price.

      G.    New Accounting Pronouncements

            In December 2002, the FASB issued SFAS No. 148 "Accounting For
            Stock-Based Compensation - "Transition and Disclosure" which provides alternative methods of transition for voluntary change to fair value based method of accounting for stock-based employee compensation. The Company does not have any formal equity based compensation arrangements. However, when it does issue equity as compensation it continues to account for such transations in accordance with provisions of APB No. 25 as permitted under the provisions of SFAS No. 123 (see item J above). The effect of this statement is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

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

                                      F-11

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 3 -    Prepaid Expenses and Other Receivables

                                                                      Sept 30,             Dec.31             Sept 30,               Dec.31
                                                                   -----------         -----------          -----------          -----------
                                                                       2003                2002                2003                  2002
                                                                   -----------         -----------          -----------          -----------
                                                                                                            Convenience translation into US$
                                                                                                            --------------------------------

            Due from Swiftglobal, Limited (non-affiliated entity)      £47,275             £59,274              $78,949              $98,988
            Other prepaid expenses                                      89,410              59,127              149,314               98,742
            Due from Story Limited (affiliated entity)                  28,736                                   47,990                    0
            Other receivables                                           90,388              62,184              150,949              103,847
                                                                   -----------         -----------          -----------          -----------

                                                                      £255,809            £180,585             $427,202             $301,577
                                                                   ===========        ============          ===========          ===========

Note 4 -    Loan to Shareholder

            The Company has a non-interest bearing demand loan of £56,849 due from a shareholder. In addition, the Company has a non-interest bearing loan of £232,666 due from such shareholder which has been classified as noncurrent and is to be repaid to the Company by
            December 31, 2006.

                                      F-12

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

                                                   Sept 30,         Dec. 31,        Sept 30,                Dec. 31,
                                                 -------------------------------------------------  -------------------------
                                                     2003             2002            2003                    2002
                                                 -------------------------------------------------  -------------------------
                                                                                 Convenience translation into US$
                                                                                ---------------------------------------------
              Cost
              Machinery and equipment                   £314,126       £289,871          $524,590                   $484,085
              Office furniture and equipment              68,532         59,409           114,448                     99,213
              Motor vehicle                               27,500         35,000            45,925                     58,450
              Development costs                           32,060         32,060            53,540                     53,540
              Property held under capital lease
                       Switching equipment               324,449        143,131           541,830                    239,029
                                                 -------------------------------------------------  -------------------------

                                                        £766,667       £559,471        $1,280,333                   $934,317
                                                 =================================================  =========================

              Accumulated Depreciation
              Machinery and equipment                   £226,472       £206,244          $378,207                   $344,427
              Office furniture and equipment              50,387         46,200            84,146                     77,154
              Motor vehicle                               27,500         23,925            45,925                     39,955
              Development costs                           14,026          8,015            23,424                     13,385
              Property held under capital lease                                                 0
                       Switching equipment                46,812         22,193            78,176                     37,062

                                                 -------------------------------------------------  -------------------------

                                                        £365,196       £306,577          $609,878                   $511,984
                                                 =================================================  =========================

Note 6 -    Investments

            The Company has investments in two business ventures of
            approximately 47 1/2% of Auracall Limited and 40% of Story, both start up entities in the U.K. (see Note 2).

                                       F13

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

                                                                             Sept 30,           Dec.31             Sept 30,                 Dec.31
                                                                        --------------------------------------------------------------------------------
                                                                               2003              2002                2003                    2002
                                                                        --------------------------------------------------------------------------------
                                                                                                             Convenience translation into US$
                                                                                                            --------------------------------------------

Note 7 -    Other Liabilities and Accrued Expenses
            Corporate taxes                                                     £124,862          £86,549                $208,520            $144,537
            Professional fees                                                     30,286           30,201                  50,578              50,436
            Payroll and other taxes                                               11,166           37,338                  18,648              62,354
            Others                                                                10,996           42,965                  18,363              71,752
                                                                      --------------------------------------------------------------------------------

                                                                                £177,310         £197,053                $296,109            $329,079
                                                                      ================================================================================

Note 8 -    Notes Payable

                                                                           Sept 30,           Dec.31             Sept 30,                 Dec.31
                                                                      --------------------------------------------------------------------------------
                                                                             2003              2002                2003                    2002
                                                                      --------------------------------------------------------------------------------
                                                                                                           Conversion translation into US$
                                                                                                          --------------------------------------------

            First National Finance - maturity 2005, annual
                     interest rate 7.16%                                          £4,500           £6,000                  $7,515             $10,020
                                                                                                                                                    0
            Newcourt - maturity 2005, annual interest rate                         3,666             5167                   6,123               8,629
                     7.16%                                                         8,166           11,167                  13,638              18,649
            Less: current portion                                                 -4,000           -4,000 -                  6,680             -6,680
                                                                      --------------------------------------------------------------------------------

            Notes payable - non current                                           £4,166           £7,167                  $6,958             $11,969
                                                                      ================================================================================

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
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 8 -    Notes Payable (cont.)

            B. Maturities of notes payable are as follows:

                                                                                                            Convenience
                                                                                                       translation into U.S.$
                                                                                                       ----------------------

                 Sept 30,
              ----------------
                   2004                                                                       £4,000                   $6,680
                   2005                                                                        4,000                    6,680
                   2006                                                                          166                      278
                                                                                        -------------  -----------------------

                                                                                              £8,166                  $13,638
                                                                                        =============  ======================

Note 9 -    Capital Lease Obligations

            The Company is the lessee of switching equipment under capital leases expiring in various years through 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expenses.

            Minimum future lease payments under capital leases are as follows:

                                                                                                            Convenience
                                                                                                       translation into U.S.$
                                                                                                       -----------------------

                 Sept 30,
              ----------------
                   2004                                                                      £79,224                 $132,304
                   2005                                                                       79,224                  132,304
                   2006                                                                       12,724                   21,249

                                                                                        -------------  -----------------------

              Total minimum lease payments                                                   171,172                  285,857
              Less: amount representing interest                                             -36,773                  -61,411
                                                                                        -------------  -----------------------

              Present value of net minimum lease payment                                    £134,399                 $224,446
                                                                                        =============  =======================

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

                                                          Sept. 30       Dec.31                 Sept. 30       Dec.31
                                                              2003         2002                     2003         2002
                                                       ---------------------------------------------------------------
                                                                                     Convenience translation into US$
                                                                                --------------------------------------

            Accelerated tax writeoff of fixed assets       £25,000      £25,000                  $41,750      $41,750
                                                       ---------------------------------------------------------------

            Net deferred liability                         £25,000      £25,000                  $41,750      $41,750
                                                       ===============================================================

                                      F-16

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 11 -   Capital Structure, Stock Options and Dividend

            Campbeltown Business Limited, ("Campbeltown"), an entity owned by the Nissenson family including the Company's President and Principal
            Executive Officer, a shareholder, holds options from the Company and one of its directors to purchase 500,000 additional shares of the
            Company for the amount of $200,000. This transaction can be executed either by the Company issuing new shares, or by the director selling his private shares as long as he has an adequate amount of shares, as the director will decide. This option will expire on December 31,
            2005.

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
            clause.

            The following restricted stock was issued, in U.S. dollars, to
            WorldNet Global.com Limited during 2003 for a total of £13,335 as follows:

            Month Issued           Number of Shares          Price Per Share       Total Issue Price
                                --------------------      -------------------      --------------------
            January                           5,000                    $0.50            $2,500
            february                          5,650                     0.44             2,500
            April                            20,000                     0.25             5,000
            May                               9,615                     0.26             2,500
            August                           11,750                     0.43             5,000
            September                         4,780                     0.52             2,500
                                --------------------                               ------------
                                             56,795                                    $20,000
                                ====================                               ============

                                      F-17

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 12 -   Earnings Per Share
                                                                             Nine Months Sept. 2003
                                                                        ----------------------------------------------------------------------------------

                                                                                                    Weighted Average
                                                                            Income             Shares          Per Share               Per Share
                                                                         (Numerator)          (Denominator)    Amounts                  Amounts
                                                                        ---------------     ---------------------------------  ---------------------------

                                                                                                                                Convenience translation
                                                                                                                                       into U.S.$
                                                                                                                               ---------------------------
                   Nine Months September 2003
              ------------------------------------------------------------------------------
              Net Income                                                      £299,920
              Basic EPS:
                     Income available to common stockholders                  £299,920          5,087,816             £0.059                       $0.098
              Effect of dilutive securities:
                     Options                                                        £0            500,000
              Basic EPS:
                     Income available to common stockholders                  £299,920          5,587,816             £0.054                       $0.090

                  Three Months September 2003
              ------------------------------------------------------------------------------
              Net Income                                                      £127,385
              Basic EPS:
                     Income available to common stockholders                  £127,385          5,087,816             £0.025                       $0.042
              Effect of dilutive securities:
                     Options                                                        £0            500,000
              Basic EPS:
                     Income available to common stockholders                  £127,385          5,587,816             £0.023                       $0.038

                   Nine Months September 2002
              ------------------------------------------------------------------------------
              Net Income                                                      £209,048
              Basic EPS:
                     Income available to common stockholders                  £209,048          5,029,306             £0.042                       $0.069
              Effect of dilutive securities:
                     Options                                                        £0            500,000
              Basic EPS:
                     Income available to common stockholders                  £209,048          5,529,306             £0.038                       $0.063

                                                                                                                               Cont'd
Note 12 -     Earnings Per Share (Cont'd)
                                                                             Nine Months Sept. 2003
                                                                        ----------------------------------------------------------------------------------
                                                                                                    Weighted Average
                                                                            Income             Shares          Per Share               Per Share
                                                                         (Numerator)          (Denominator)    Amounts                  Amounts
                                                                        ---------------     ---------------------------------  ---------------------------
                                                                                                                                Convenience translation
                                                                                                                                       into U.S.$
                                                                                                                               ---------------------------
                  Three Months September 2002
              ------------------------------------------------------------------------------
              Net Income                                                       £71,288
              Basic EPS:
                     Income available to common stockholders                   £71,288          5,029,306             £0.014                       $0.023
              Effect of dilutive securities:
                     Options                                                        £0            500,000
              Basic EPS:
                     Income available to common stockholders                   £71,288          5,529,306             £0.013                       $0.021

                  Twelve Months December 2002
              ------------------------------------------------------------------------------
              Net Income                                                      £240,981
              Basic EPS:
                     Income available to common stockholders                  £240,981          5,030,444             £0.048                       $0.080
              Effect of dilutive securities:
                     Options                                                        £0            500,000
              Basic EPS:
                     Income available to common stockholders                  £240,981          5,530,444             £0.044                       $0.073

                                      F-18

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 13 -   Selected Statement of Operations Data

                                              Nine Months   Three Months  Nine Months   Three Months     Year       Nine Months   Three Months      Year
                                                  Sept.         Sept.         Sept.        Sept.       December         Sept.        Sept.        December
                                              ----------------------------------------------------------------------------------------------------------------

                                              ----------------------------------------------------------------------------------------------------------------
                                                  2003          2003          2002         2002          2002           2003          2003          2002
                                              ----------------------------------------------------------------------------------------------------------------
                                                                                                                                    Convenience translation into U.S.$
                                                                                                                    --------------------------------------------------------------------
            A. Marketing & Selling:
            Distribution costs                           £0            £0            £0          £0              £0            $0           $0             $0
            Advertising                              23,736         8,382        15,505        -145          22,401        39,640       13,998         37,410
            Consultancy                              69,833        12,610                                    59,372       116,622       21,059         99,151
            Commissions                             669,068       329,368       124,085      41,299         174,835     1,117,344      550,045        291,974
            Others                                   15,830        15,830                                    63,810        26,436       26,436        106,563
                                              ----------------------------------------------------------------------------------------------------------------

                                                   £778,468      £366,190      £139,590     £41,154        £320,418    $1,300,041     $611,538       $535,098
                                              ================================================================================================================

            B. General & Administrative:
            Salaries & benefits                    £243,998       £89,561      £240,151     £80,572        £268,884      $407,477     $149,567       $449,036
            Rent & maintenance                       67,692        28,002       108,159      46,998          90,916       113,046       46,763        151,830
            Communications                           90,538        38,128        76,275      22,426          11,539       151,198       63,674         19,270
            Professional fees                       156,640        28,273       104,069      44,755         142,863       261,590       47,216        238,581
            Bad debts                                32,922        42,922         7,375           0         226,984        54,979       71,679        379,063
            Depreciation                             58,620        20,109        38,529      16,004          58,300        97,895       33,582         97,361
            Others                                        0                                                  78,849             0                     131,678
                                              ----------------------------------------------------------------------------------------------------------------

                                                   £650,410      £246,995      £574,558    £210,755        £878,335    $1,086,185     $412,481     $1,466,819
                                              ================================================================================================================

                                       F19

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 14 -   Selected Statement of Operations Data (cont.)

                                         Nine Months   Three Months   Nine Months   Three Months     Year        Nine Months   Three Months      Year
                                             Sept.         Sept.          Sept.         Sept.      December          Sept.         Sept.       December
                                         ---------------------------------------------------------------------   -----------------------------------------
                                             2003           2003          2002          2002         2002            2003          2003          2002
                                         ---------------------------------------------------------------------   -----------------------------------------
                                                                                                                 Convenience translation into U.S.$
                                                                                                                 -----------------------------------------
            C. Financing Expenses, Net:
            Bank interest & charges             £2,589         £2,906        £7,393        £2,223      £1,607           $4,324        $4,853       $2,684
            Hire purchase interest               5,653          2,003         5,422         1,208       8,476            9,440         3,345       14,155
            Foreign currency exchange            1,016          2,373         4,459         3,578          21            1,697         3,963           35
            Other interest and charges          11,776          2,888        13,873         5,020       2,733           19,665         4,822        4,564
                                         ---------------------------------------------------------------------   -----------------------------------------

                                               £21,034        £10,170       £31,147       £12,029     £12,837          $35,126       $16,983      $21,438
                                         =====================================================================   =========================================

Note 15 -   Related Party Transactions
                                         Nine Months   Three Months   Nine Months   Three Months     Year        Nine Months   Three Months      Year
                                             Sept.         Sept.          Sept.         Sept.      December          Sept.         Sept.       December
                                         ---------------------------------------------------------------------   -----------------------------------------
                                             2003           2003          2002          2002         2002            2003          2003          2002
                                         ---------------------------------------------------------------------   -----------------------------------------
                                                                                                                 Convenience translation into U.S.$
                                                                                                                 -----------------------------------------

            Shareholders' salaries             £60,123        £19,500       £22,500        £7,500     £42,000      $100,405       $32,564         $70,140
            Campbeltown Business Ltd.          £65,387        £21,375       £21,375             0     £59,372      $109,196       $35,696         $99,151
              Consulting fees

                                       F20

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 16 -   Financial Commitments

            The Company has annual rent commitments under a non-cancellable operating lease of £38,200, which terminates in December 2012.

            The Company has a performance based incentive agreement with its
            Chairman of the Board and Campbeltown which sets an amount due to such person/entity amounting to 1% of the Company's revenues exclusive of revenues resulting from Story.

            The Company has an 18 month renewable consulting agreement with
            Campbeltown, which is to expire on November 11, 2004 and is expected to be renewed. Under this agreement Campbeltown agrees to provide
            (a) analysis of proposed acquisitions; (b) such markets for the
            Company's telecommunications services in additional countries; (c )
            formulate strategies for the Company's future growth plans; and (d)
            introduce potential customers to the Company's business. The Company is obligated to pay Campbeltown £2,000 ($3,340) per month plus an additional performance bonus based upon monthly revenue targets as follows:

            Target Monthly Revenue                 Monthly Bonus               Convenience Translation US$
            ------------------------               ----------------            ----------------------------
            Up to  £125,000                                £ -                                        -
            From  £125,000 to  £150,000                 £1,250                                   $2,088
            From  £150,000 to  £175,000                 £2,500                                   $4,175
            Over  £175,000                              £2,750                                   $4,593

            The Company has commission agreements with various resellers that are entitled to 10% of the revenuse that they generate.

                                      F-21

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 17 -   Subsequent Events

            On February 12, 2004, the Company closed an offering of 986,737 restricted shares of common stock, with 1,136,737 Warrants A and
            986,737 Warrants B. The Company sold 969,237 shares of common stock with a Warrnat A and B attached for aggregate proceeds of
            $2,907,700. Each Warrant A, which is not freely transferable, entitles the owner to purchase one share, until not later than
            January/February 2009 at an exercise price of $5.50. Each Warrant B, which is not freely transferable, entitles the owner to purchase one share, until not later than until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock
            Exchange. The Warrants B are exercisable at an exercise price of
            $3.50 and expire 375 days from the date of purchase of the attached shares of restricted common stock. The Company sold shares with attached Warrants A and B to a total of 16 persons and 8 entities.
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

            On December 30, 2003, the Company declared a dividend of $0.03 per share, totaling $153,561, to stockholders of record on December 31,
            2003 payable on February 16, 2004.

                                       F22

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

Nine Months Ended September 30, 2003 and 2002

The convenience translation to USD is based on the rate of exchange of $1.67 to
£1 as of September 30, 2003.

Consolidated Statement of Operations

Revenues. Revenues for the nine months ended September 30, 2003 increased by 76%
to £4,968,263 ($8,296,999) from £2,817,727 ($4,705,604) for the same period in
2002. The increase in revenues is attributed mainly to growth in revenues generated from our voice telephony services, including the new Story Telecom project.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues correspondingly changed with the revenues, with £3,125,852 ($5,220,172) for the nine months ended September 30, 2003 and £1,772,170 ($2,959,524) for the nine months ended September 30, 2002, representing 63% of the total revenues for both the 2002 and the 2003 periods.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the nine months ended September 30, 2003 and 2002, respectively, gross profit was
£1,842,411 ($3,076,827) and £1,045,557 ($1,746,080), which represents a 76%
increase. The gross profit as a percentage of revenues was 37% in both the 2002 and the 2003 the two periods. Our new project with Story Telecom contributes a gross profit margin of 6% that is significantly lower than the margin generated by the rest of our Revenues. We managed to keep the same percentage of revenues due to the lower rates that we negotiated and paid to our suppliers in the nine months ended September30, 2003. We own 40% of Story Telecom Ltd.

Research and Development. Research and development expenses were £29,443
($49,170) and £22,500 ($37,575) for the nine months ended September 30, 2003 and
2002, respectively, representing 0.6% and 0.8% of revenues of the nine months ended September 30, 2003 and 2002, respectively. These expenses consist of labor costs of our research and development manager and other related costs. Main developments relate to the development of the our web site and its interconnections, the upgrade of software for our telephone platforms, billing systems, messaging services, and the resellers support package.

Marketing and Selling Expenses. Marketing and selling expenses increased to
£778,468 ($1,300,041) from £139,590 ($233,115) for the nine months ended
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

General and Administrative Expenses. General and administrative expenses increased to £650,410 ($1,086,185) for the nine months ended September 30, 2003, from £574,558 ($959,511) for the nine months ended September 30,2002. As a percentage of revenues general and administrative expenses decreased to 13% for the nine months ended September 30, 2003 from 20% for the nine months ended June
30, 2002. The decrease in administrative expenses as a percentage of revenues is attributable to our growth in revenues and to the decrease of £194,062
($324,083) in the bad debts. The decrease in bad debt is due to the bankruptcy of two of our customers during 2002.

Financing Expenses. Financing expenses decreased to £21,034 ($35,126) for the nine months ended September 30, 2003 from £31,147 ($52,015) for the same period in 2002.

Income Before Taxes. Income before taxes for the nine months ended September 30,
2003 increased by 27% to £363,257 ($606,639) from £286,468 ($478,402) for the nine months ended September 30, 2002. The increase of the income before taxes is attributable primarily to the increase of our gross profit. Income before taxes as a percentage of revenues was 7.3% for the nine months ended September 30,
2003 and 10% for the nine months ended September 30, 2002.

Taxes on Income. Taxes on income for the nine months ended September 30, 2003 amounted to £63,337 ($105,773), which represents 17.4% of the income before taxes as compared with £77,420 ($129,291) for the nine months ended September
30, 2002, which represents 27% of the income before taxes during that 2002 period.

Net Income. Net income for the nine months ended September 30, 2003 amounted to
£299,920 ($500,866) and represents 6% of the revenues, as compared with £209,048
($349,110) for the nine months ended September 30, 2002 that represents 7.4% of the revenues.

Earning per share

The earning per share for the nine months ended September 30, 2003 was £0.06
($0.10) for the basic 5,089,286 Shares and £0.05 ($0.09) for 5,589,286 diluted number of shares, including the options to buy 500,000 shares.

Balance Sheet

Current Assets. Current assets amounted to £2,851,139 ($4,761,402) as of
September 30, 2003 as compared to £1,658,835 ($2,770,254) as of December 31,
2002. This increase in our current assets is mainly attributable to the growth of Accounts Receivable that derive from the growth in our revenues and the growth in our cash positions.

Loan to shareholder. Loan to the shareholder, Mr. Abraham Keinan, our Chairman of the Board of Directors, amounted to £289,515 ($483,490) as of September 30,
2003, as compared to £303,130 ($506,227) as of December 31,2002. As of September
30, 2003 £56,849 ($94,938) of the loan is classified as a current asset.

Fixed assets. Fixed assets after accumulated depreciation increased to £401,985
($671,315) as of September 30, 2003 as compared with £253,409 ($423,193) as of
December 31, 2002. Growth in fix assets reflects investments in equipment and systems to enhance our capacity.

Current Liabilities. As of September 30, 2003, current liabilities increased by
66% to £2,429,578 ($4,057,395) as compared with £1,462,027 ($2,441,585) as of
December 31, 2002. The increase is attributable to the 76% growth in our cost of revenues.

Liquidity and Capital resources September 30 2003.

Net cash provided by operating activities for the nine months ended September
30, 2003 was £681,501 ($1,138,106). The cash provided by operating activities was primarily attributable to our increase in trade payables and our net income.

Cash at September 30, 2003 amounted to £994,772 ($1,661,268), an increase of
£522,809 ($873,090) since December 31, 2002.

We shall continue to finance our operations and fund the commitments for capital expenditures mainly from the cash provided from operating activities. We believe that our future cash flow from operations together with our current cash will be sufficient to finance our activities through the years 2003 and 2004. We shall consider to raise money through a public or private placement to fund the implementation of an expanding operational plan.

Impact of Inflation and Currency Fluctuations.

As of September 30, 2003 we deal with only two currencies, British Pounds and
United States Dollars. Even when we do business in other countries rather than the United Kingdom or the United States we sell and buy in either U.K. Pounds or
U.S. Dollars.

Most of our revenues and current assets are in British Pounds; the long-term loan to a shareholder is all in U.K. Pounds.

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

Item 3. Controls and Procedures

As of September 30, 2003, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial
Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our
Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2003.

There have been no significant changes in our internal control over financial reporting during the last quarter, which ended September 30, 2003, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
The options were cancelable at the sole discretion of the Board of Directors and on March 1, 2003 our Board of Directors cancelled these options. No related compensation cost was recognized by us due to this unilateral cancellation clause.

On August 21, 2003, we issued 200,000 options to acquire shares of our restricted common stock to Guy Nissenson. These options were issued to Guy
Nissenson for services rendered by Guy Nissenson as our President and Chief
Executive Officer. These options are exercisable at a price of $0.475 per share.
Each option is convertible into one share of stock. These options are vested immediately and expire 5 years after issuance. We relied upon Section 4(2) of the Act for the offers and sales to Guy Nissenson. We believed that Section 4(2)
was available because the offer and sale did not involve a public offering. The options were cancelable at the sole discretion of the Board of Directors and on
March 1, 2003 our Board of Directors cancelled these options. No related compensation cost was recognized by us due to this unilateral cancellation clause.

On September 3, 2003, our major shareholders and our Board of Directors issued
500,000 options to acquire shares of our restricted common stock to Nir
Davidson. These options were issued to Nir Davidson for services rendered by Nir
Davidson as the Managing Director for Story Telecom Ltd., our affiliate. These options are exercisable at a price of $2.50 per share, only if and when the market price for shares of our common stock is over $4 per share. Each option is convertible into one share of stock. These options expire 18 months after issuance. We relied upon Section 4(2) of the Act for the offers and sales to Nir
Davidson. We believed that Section 4(2) was available because the offer and sale did not involve a public offering. During September 2003, our major shareholders notified us that they exercised their first right to offer their shares to Nir
Davidson; therefore Nir Davidson no longer may exercise rights to exercise the options for shares from our common stock.

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

         Dated: April 20, 2003             XFONE, INC.

                                        By:   /s/ Guy Nissenson
                                              Guy Nissenson, President/Chief
                                              Executive Officer

