Form 10KSB/A
period 2003-12-31
XFONE INC
filed 2004-04-21
CIK 1126216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

As of April 20, 2004, there were 6,105,445 shares of our common stock issued and outstanding.

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

                                    PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS

We provide international long distance voice and data communications services solely through our subsidiary, Swiftnet, Ltd., which has conducted communications service operations in the United Kingdom since 1990. Swiftnet's business consists of selling various telecommunication related services, including telephone, facsimile, e-mail, calling cards, and Internet driven applications. Because our operations are conducted solely through Swiftnet, we have provided the same services since our inception. Our customers are located in 75 countries in Europe, Australia, North America, South America, Asia, and Africa. At least 85% of our revenues are derived from our customers located in the United Kingdom.

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

We provide the following telecommunication services:


         o Indirect telephone service: Using a four digit access code we resell telephone services provided by other carriers or through the use of our own platform. This four digit access code is used so that that people in Great Britain can dial in order to reach certain other carriers. This enables us to take calls originated by customers and route them to different destinations.


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

         o Nodal Services: This service enables our business customers to use a small platform located in their respective country, to establish their own messaging services within that country, including sending and receiving customer facsimiles.


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

         o Story Telecom: Initiates, markets and distributes prepaid calling cards that are served by our switch and systems. Story supplies the prepaid calling cards to retail stores through its network of dealers. These cards are sold in 5, 10, and 20 United Kingdom pound denominations. The calling card enables the holder to call anywhere in the world by dialing a toll free number from any telephone that routes the holder's call to our Interactive Voice Response System that automatically asks for the holder's private pin code, validates the code dialed by the customer, and tells the credit balance of the card. The holder is then instructed to dial to his or her desired destination, at which time our Interactive Voice Response System tells the holder how long he or she can speak according to the balance on the card and what the cost per minute is. The holder of the card can use the card repeatedly until the balance is zero.

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



                  Carrier Pre Select Service - British Telecom is our main local service provider that manages our local telecom related infrastructure, which represents the lines from our customers to our switch. Therefore, when a customer dials "00" for international access, the call, by default, is channeled through British Telecom, and the customer pays British Telecom for that call. Prior to offering our Carrier Pre-Select Service, the customer would have to dial a special four digit code in order that British Telecom would address the call to our switch. Because many businesses and customers prefer not to dial a special code, we either programmed the customer's switchboard or installed a special add on box so that when dialing "00", it dials our four digit code. This need for this process was eliminated for customers that choose to register for our pre select service offered to our existing as well as our new customers without any additional charge. We initiated this service in October 2003. With this service, we instruct our main local service provider, British Telecom, to route the customer's telephone number when the customer dials "00" to our switch, so to Swiftnet, which allows customers to route their telephone calls through a carrier without dialing a special 4 digit access code, and without our having to program an existing switchboard or install a smart box. For instance, if our customers want to dial the United States, they can dial the standard 011, rather than having to also dial a special 4 digit access code.


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


         o Telesis Switch that enables us to interconnect with other telephone carriers;

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

Discount Telephone Rates:


As indicated below, some of our services offer discount rates compared to some other telecom operators, such as United Kingdom's largest telecom operator, British Telecom. For instance:

         o For a call from the United Kingdom to the United States, we charge between 3 United Kingdom pence ($0.05) per minute while British Telecom charges 17.5 to 20 United Kingdom pence ($0.32 to $0.36) per minute;

         o For a call from the United Kingdom to Australia, we charge 3 United Kingdom pence ($0.05) per minute while British Telecom charges 33.30 to 41.70 United Kingdom pence per minute ($0.6 to $0.74); and

This information was obtained from our website at www.xfone.com and British Telecom's website at www.serviceview.bt.com. We have many competitors, however, that also offer discounted rates.


Our Customers:

We have four major types of customers:


         o Residential - These customers either must dial a four digit access code or acquire a box that dials automatically.

         o Commercial - Smaller businesses are treated the same as residential customers. Larger businesses have the need for a Private Branch Exchange Unit, otherwise known as a PBX Unit, which is a centralized answering and calling System also known as a switchboard. We program the PBX Unit of our customers so that all of their calls are routed to us directly, and to save the customer the need to dial a four digit access code.

         o        Government  Agencies  -  Includes  the  United  Nations  World
                  Economic  Forum,  the  Argentine  Embassy,   and  the  Israeli
                  Embassy.

         o Resellers, such as WorldNet and VSAT - We provide them with our telephone and messaging services for a wholesale price. For WorldNet, we also supply the billing system.


Our Billing Practices:


We charge our customers based on usage by full or partial minutes. Our rates vary with distance, duration, time, and type of call, but are not dependent upon the facilities selected for the call transmission. The standard terms for our regular telephone customers require that payments are due 21 days from the date of the invoice. Our prepay telephone services represent around 37 percent of our revenues. Our supplier's standard terms are payment within 30 days from invoice date; however, some new suppliers ask for shorter payment terms.

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

Future Business Plans

Our future business plans during 2004 will include the following

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

Material Agreements:


RESELLER AGREEMENTS

We have agreements with approximately 20 resellers. The following agreements represent our principal reseller agreements.

Worldnet Reseller Services Agreement

Our wholly owned subsidiary, Swiftnet, Ltd, has a March 8, 2000 reseller agreement with Worldnet Global Communications, Ltd., which is located in London, United Kingdom. In this agreement, Worldnet agrees to sell the telecommunications services supplied by Swiftnet and to use its best endeavors to promote Swiftnet's services, but agrees not to refer directly or indirectly to Swiftnet or use any of Swiftnet's trade names or literature or hold it out to be in any way connection to Swiftnet. The agreement further provides that Swiftnet reserves the right to reject any customer and the right to use any carrier and/or subcontractor to perform some or all of its obligations. Swiftnet may without prejudice terminate the agreement immediately by serving written notice to the reseller if Worldnet becomes Insolvent or fails to make any payment when due under the agreement after having received 7 days written notice to do so from Swiftnet. Worldnet may terminate this agreement immediately by serving written notice on Swiftnet if Swiftnet becomes Insolvent or its license is revoked or altered so that it is not permitted by law to provide the services.


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

         (c)      Technical help service (24 Hours/7 Days a week); and

         (d) Use of relevant software and hardware, including switch, billing, and an Interactive Voice Response System. An
                  Interactive Voice Response System is a voice recognition system that allows the customer to listen to the amount of minutes remaining on an individual's calling card and dial a desired telephone number without the need for an operator.


Under the agreement, Nir Davidson will supply Story Telecom Ltd. with the following:

      (a)   Marketing and sales;

      (b)   Distribution channels; and

      (c) Management in which Nir Davidson will function as the Managing Director of Story Telecom Ltd.


In addition, the agreement provides that Nir Davidson will have the right to receive options to purchase our shares of common stock if by September 2003, the Story Telecom project meets the sales and profit formula specified in paragraph 28 of the agreement. Because Story Telecom failed to meet the sales and profit criteria, on September 30, 2003, the right for the options was cancelled.

Newco  Agreement

Our wholly owned subsidiary, Swiftnet, Ltd., has a February 18, 2003 agreement titled "Formation of Newco" which became Auracall Limited. The agreement provides that Dr. Nissim Levy and Swiftnet, will establish a company, Newco, for the purpose of developing telecommunication business based on non-geographic numbers, which are identified in the agreement as using Swiftnet premium numbers bands for customers to call international or national destinations paying British Telecom directly while British Telecom payment Newco through Swiftnet. The agreement further provides that:

         a) The first stage of the budget for the company will not exceed 100,000 United Kingdom pounds;

         b) Dr. Levy will loan 75% of the ongoing expenses for 100% of the shares in Auracall;

         c) Swiftnet will loan 25% of the ongoing expenses and provide cost plus prices as well as management advice and technical time to receive 50% of the shares of Newco or in case of a dilution, to receive the same amount of shares to Dr. Levy;

         d) Newco will repay the loans only from net profits and once the loans are repaid, Swiftnet and Dr. Levy will be entitled to the exact amount of a fee/profit share;

In accordance with a May 9, 2002 meeting of the directors of Auracall, Limited the shares of Auracall be allocated to the following:

         (a) Swiftnet, Ltd - 475 shares;

         (b) Dr. Nissim Levy - 475 shares; and

         (c) Dan Kirschner - 50 shares.


SUPPLIER AGREEMENTS


We have approximately 10 agreements with suppliers of telephone routing and switching services. The following represent material supplier agreements.

Wholesale Master Services Agreement with WorldCom International, Ltd.

Swiftnet has a 1998 agreement with Worldcom International, Ltd. in which Worldcom provides telephone connection services to Swiftnet as its customer. Such services are provided by Swiftnet providing Worldcom with service orders in the form proscribed by Worldcom. Swiftnet is required to pay the invoices submitted by Worldcom to Swiftnet within one month. Swiftnet is prohibited under the agreement with: (a) referring to Worldcom in any marketing or services literature, unless it obtains the written consent of Worldcom; (b) purport to act on behalf of or represent itself as acting on behalf of Worldcom; or (c) seek to resell the services of Worldcom to other Worldcom customers. Our agreement with WorldCom International, Ltd. may be terminated by either party with thirty days notice. In addition, the contract may be terminated immediately if either other party has committed a material breach of the agreement that is incapable of remedy. Any breach capable of remedy must becorrected within 15 days. We do not have an exclusive agreement with WorldCom International, Ltd.; Worldcom International, Ltd. provides these same services to our competitors.

Open Air Agreement

Swiftnet has an April 2, 2003 agreement with Easyair Limited which is located in London, United Kingdom, and is otherwise known as Openair. In this agreement, OpenAir agrees to sell and Swiftnet agrees to purchase goods and services that Swiftnet orders according to OpenAir's price list. In practice, this price list has changed on a daily or weekly basis. OpenAir reserves the right, by written notice to Swiftnet, to increase the price of goods or services to reflect any increase in OpenAir's cost. Swiftnet is required to pay OpenAir's invoices within 45 days of the date of the invoice. If Swiftnet fails to pay the invoice within that 45 day period, OpenAir may charge Swiftnet interest on the outstanding amount at 4% per annum of the Yorkshire Bank Plc base rate and may suspend delivery of goods and services. The agreement further provides that Swiftnet is required to perform certain obligations to OpenAir, including: (a) use its reasonable endeavors to promote the resale of goods and services to customers; (b) conform and adhere to OpenAir's manual for the soliciting and processing of orders from customers; (c) inform OpenAir of any changes in Swiftnet's ownership or organization or methods of doing business which might affect the performance of or financial ability to comply with Swiftnet's obligations under the agreement; (d) cooperate fully with OpenAir to resolve any complaints from customers. Swiftnet and OpenAir are required to use their best endeavors to keep secret and confidential all confidential information. The terms of the agreement is one year and continues thereafter unless written notice is provided.

British Telecommunications Agreement

Swiftnet has an August 8, 2000 agreement with British Telecommunications, a public limited company registered in the United Kingdom. This agreement provides that British Telecommunications, as a Schedule 2 Public Operator, which permits it to sell local and national telephone connection services, will connect its systems to our operator system to furnish us with telecom related services and facilities. We are required to pay to British Telecommunications charges specified in their carrier price list. If Swiftnet or British Telecommunications are in receipt of any confidential information regarding the other party, such information is required to be kept confidential.

Teleglobe International Agreement


Swiftnet has a May 13, 1996 agreement with Teleglobe International (United Kingdom) Ltd., a company located in London, England. In this agreement, Swiftnet and Teleglobe agree to connect and keep connected their respective telecommunication systems allowing Swiftnet to convey international outbound calls via Teleglobe. Teleglobe agrees to convey calls received from Swiftnet's telecommunications system to the telephone number called or to another telecommunications system connected to Teleglobe's system. The term of the agreement is for an initial term of 6 months and continues in effect unless terminated in writing by Swiftnet or Teleglobe by giving notice of not less than 6 months. The rates payable by Swiftnet to Teleglobe may vary upon thirty days written notice to Swiftnet. The billing of the services is based on the total call seconds per month per destination. Teleglobe and Swiftnet are required to keep in confidence all confidential information. Teleglobe and Swiftnet may terminate the agreement without prejudice to the other party by written notice in the case of a material breach of the agreement, any license of either party is revoked or is terminated, or if there is an arrangement or composition with creditors generally or by a court application or bankruptcy order.

ITXC Corporation Services Agreement

Swiftnet has a February 20, 2003 agreement with ITXC Corporation, a Delaware corporation, in which ITXC at its sole cost, is required to purchase and furnish to Swiftnet equipment necessary to assist it in the performance of Switfnet's telecom services, including IP telephony gateways. ITXC is also required under the agreement to provide Swiftnet with remote management, maintenance, operation and support of the ITXC equipment. ITXC is required to route subscribers Internet Telephony to be routed over ITXC.net. The current ITXC prices for exchange rates are to be provided by Swiftnet by written notice and ITXS has the sole discretion in setting the rates.

Swiftnet is responsible under the agreement to provide all end-user or caller related services to its subscribers, such as billing, collections and customer care and is required to independently operate gateways for use by its subscribers and charge its subscribers such rates as Swiftnet deems appropriate. Swiftnet is required to pay for the services furnished by ITXC in connection with the equipment or as otherwise provided in the agreement. Swiftnet is required to meet a minimum monthly commitment of 75,000 minutes of use per month and if it fails to achieve this monthly requirement, Swiftnet is required to pay ITXC a monthly service charge in the amount of $1,000. The agreement further provides that title to the equipment will remain with ITXC. The term of the agreement is 1 year with successive 90 days terms renewed automatically.

CONSULTING AGREEMENT

Stern & Company Consulting Agreement

On January 9, 2003, we executed an agreement with Stern and Company, a business consultant, to provide us with the following services: (a) become familiar with our business and operations and review and analyze our formal and informal strategic, marketing, financial and business plans; and (b) advise us in strategic planning matters and assist in the implementation of short and long term strategic planning initiatives to enhance and accelerate the commercialization of our business objectives. The term of the agreement is 6 months from the date of acceptance by us. In return for the services furnished by Stern and Company to us, we agree to issue Stern and Company: (a) 17,500 shares of our common stock; (b) 17,500 warrants at $3.50 which expire 10 days after our commencement of trading on NASDAQ small cap or the AMEX; (c) 17,500 warrants at $5.50 which expire in 5 years. As further provided in the agreement, the shares and warrant shares have anti-dilution provisions, piggy-back registration rights and cashless exercise rights.

PUBLIC RELATIONS AND INVESTOR RELATIONS AGREEMENT


Portfolio PR Agreement


On November 14, 2003, we executed an agreement with Portfolio PR, Inc., to provide us with public relations and investor relations services. Under the agreement, Portfolio PR agrees to provide the following services during the first two months of the agreement: (a) develop a branding statement and "story" pertaining to us; (b) incorporate into a strategic corporate profile and power point presentation; and (c) advise our management on how to make our website more investor-friendly; produce a marketing-oriented and cost-effective annual report. Further, under the agreement, Portfolio PR agrees to provide us with the following additional services: (a) develop a strategic press release program;
(b) build a media campaign around our cost-effective services; (c) work with management to demonstrate its expertise by developing articles and white papers for distribution to trade groups and organizations, conferences, and trade shows; (d) build an appropriate investor database; (e) plan, arrange, and manage road shows with targeted money managers, investors, retail brokers, and media in major financial cities; (f) if appropriate, develop a virtual road show program;
(g) update the  corporate  profile and media fact sheet  quarterly or as needed;
(h) be available on a special projects basis to handle event programming opportunities; and (i) serve as investor relations counsel to address a range of issues, such as Regulation FD disclosure.


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

SELLING SHAREHOLDER RELATED AGREEMENTS

In connection with our January/February 2004 private placement, we entered into the following agreements with the Selling Shareholders:

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

C. Liquidated Damages

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

Competitive Business Conditions


The communications and information services industry is highly competitive and varied. We have only approximately 0.3% of the market share of the United Kingdom based long distance and international telecom market, based on our revenues of $12,962,282 (approximately 7.3 United Kingdom pounds) during 2003, compared with a $4.1 billion dollar long distance and international telecom market in the United Kingdom (approximately 2.3 billion United Kingdom pounds), according to the United Kingdom regulatory oversight of these companies, the Office of Communications - United Kingdom, otherwise known as Ofcam, the website of which may be accessed at www.ofcom.org.uk. Many of our existing and potential competitors, including approximately 160 licensed telecom carriers in the United Kingdom, have greater financial, personnel, marketing, customer bases and other financial resources significantly greater than ours. Our competitors include:


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

Principal Suppliers:


Our principal suppliers of telephone routing and switching services according to the percentage that each provides are:

         o        Teleglobe International -- 35%

         o        British Telecommunications -- 24%

         o        Worldcom -- 20%

         o        ITXC Corporation -- 15%


Dependence on Major Customers:


During 2003, there were two customers that accounted for more than 10% of our revenues: (a) our affiliate, Story Telecom, represented approximately 36% of our total revenues; and (b) British Telecom represented approximately 18% of our total revenues. Collectively, the United Kingdom accounts for approximately 90% of our revenues. We do not anticipate that any other customers will account for more than 10% of our revenues during 2004.

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

HOLDERS.


At April 20, 2004, there were 145 holders of record of our common stock. We have one class of common stock outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

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


         iv. Mr. Holm had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

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

On August 21, 2003, we issued 200,000 options to acquire shares of our restricted common stock to Guy Nissenson. These options were issued to Guy Nissenson for services rendered by Mr. Nissenson as our President and Principal Executive Officer. These options are exercisable at a price of $0.475 per share. Each option is convertible into one (1) share of stock. These options vested immediately and expire on August 21, 2008. We relied upon Section 4(2) of the Act for the offers and sales to Guy Nissenson. We believed that Section 4(2) was available because the offer and sale did not involve a public offering. On March 1, 2004, our Board of Directors cancelled these options.

On September 3, 2003, our major shareholders and our Board of Directors issued 500,000 options to acquire shares of our restricted common stock to Nir Davidson. These options were issued to Nir Davidson for services rendered by Nir Davidson as the Managing Director for Story Telecom Ltd., our affiliate. These options are exercisable at a price of $2.50 per share, only if and when the market price for shares of our common stock is over $4 per share. Each option is convertible into one share of stock. These options expire 18 months after issuance. We relied upon Section 4(2) of the Act for the offers and sales to Nir Davidson. We believed that Section 4(2) was available because the offer and sale did not involve a public offering. During September 2003, our major shareholders notified us that they exercised their first right to offer their shares to Nir Davidson; therefore Nir Davidson no longer has any rights to exercise the options for shares from our Common Stock

On January 9, 2004, we granted 17,500 restricted shares of our common stock, 17,500 Warrants A, and 17,500 Warrants B to Stern & Company, a limited liability company registered in New York which is owned, managed and controlled by Shai Stern, in exchange for strategic planning related services. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 17,500 shares of common stock, the 17,500 shares underlying the Warrants A and the 17,500 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 9, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

         i. the offer and sale did not involve a public offering;

         ii. all certificates were marked with restrictive legends;

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and


         iv.  Stern  and  Company  had  a  preexisting   relationship  with  Guy
         Nissenson, our Principal Executive Officer and President.


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

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and


         iv. WEC Partners had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.


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

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and


         iv. Platinum Management LLC had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.


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


         iv. Countrywide Partners had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On or about January 15, 2003, we sold 5,000 restricted shares of our common stock to WorldNet Global.com Ltd., a United Kingdom corporation controlled by Vic Chhabria, at a price of $0.50 per share or an aggregate purchase price of $2,500. On or about February 17, 2003, we sold an additional 5,650 restricted shares of our common stock to WorldNet Global.com Ltd. at a price of $0.44 per share or an aggregate purchase price of $2,500. On or about April 24, 2003, we sold an additional 20,000 restricted shares of our common stock to WorldNet Global.com Ltd. at a price of $0.25 per share or an aggregate purchase price of $5,000. On or about May 16, 2003, we sold an additional 9,615 restricted shares of our common stock to WorldNet Global.com Ltd. at a price of $0.26 per share or an aggregate purchase price of $2,500. On or about August 28, 2003, we sold an additional 11,750 restricted shares of our common stock to WorldNet Global.com Ltd. at a price of $0.425 per share or an aggregate purchase price of $5,000. On or about September 3, 2003, we sold an additional 4,780 restricted shares of our common stock to WorldNet Global.com Ltd. at a price of $0.523 per share or an aggregate purchase price of $2,500. On or about October 27 2003, we sold an additional 1,025 restricted shares of our common stock to WorldNet Global.com Ltd. at a price of $2.43 per share or an aggregate purchase price of $2,500. We relied upon Section 4(2) of the Act for the offers and sales to WorldNet Global.com, Ltd. We believed that Section 4(2) was available because the sales did not involve a public offering and there was no general solicitation or general advertising involved in the sales. WorldNet Global.com Ltd. had a pre-existing relationship with us as a reseller of our telecommunications services. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act of 1933 and set forth the restrictions on their transferability and sale.

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

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and


         iv. Arik Ecker had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.


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

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and


         iv. Zwi Ecker had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

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

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and


         iv. Simon Langbart had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.


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

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and


         iv. Robert Langbart had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

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

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and


         iv. Michael Derman had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.


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

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and


         iv. Errol Derman had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.


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

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and


         iv. Yuval Haim Sobel had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.


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

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and


         iv. Zvi Sobel had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.


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

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and


         iv. Tenram Investments, Ltd. had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.


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

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and


         iv. Michael Zinn had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.


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

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and


         iv. Hamilton, Lehrer & Dargan, P.A. had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.


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

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and


         iv. Michael Weiss had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.


On January 30, 2004, we sold 16,667 restricted shares of our common stock, 16,667 A Warrants, and 16,667 B Warrants to Oded Levy in exchange for $50,000. Each A Warrant is exercisable into one share of common stock at an exercise price of $5.50 per share. Each B Warrant is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 16,667 shares of common stock, the 16,667 shares underlying the A Warrants and the 16,667 shares underlying the B Warrants. The A Warrants are exercisable at any time before January 30, 2009. The B Warrants are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We paid a finders fee in the amount of $4,000 to Oberon Group, LLC, a limited liability company registered in New York, which is owned, managed and controlled by Adam Breslawsky, in connection with the sale. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed
Section 4(2) was available because:

         i. the offer and sale did not involve a public offering;

         ii. all certificates were marked with restrictive legends;

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment.

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

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and


         iv. Southridge Partners, LP had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

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


         iv. Adam Breslawsky had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.


On January 30, 2004, we sold 6,667 restricted shares of our common stock, 6,667 Warrants A, and 6,667 Warrants B to Michael Epstein in exchange for $20,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 6,667 shares of common stock, the 6,667 shares underlying the Warrants A and the 6,667 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 30, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We paid a finders fee in the amount of $1,600 to Oberon Group, LLC, a limited liability company registered in New York, which is owned, managed and controlled by Adam Breslawsky, in connection with the sale. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed
Section 4(2) was available because:

         i. the offer and sale did not involve a public offering;

         ii. all certificates were marked with restrictive legends;

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment


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

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment.

On January 30, 2004, we sold 66,667 restricted shares of our common stock, 66,667 Warrants A, and 66,667 Warrants B to Southshore Capital Fund LTD, a Cayman Islands corporation, in exchange for $200,000. Navigator Management is the Corporate Director of Southshore Capital Fund, Ltd. and the Director and control person of Navigator Management is David Sims. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 66,667 shares of common stock, the 66,667 shares underlying the Warrants A and the 66,667 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 30, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We paid a finders fee in the amount of $16,000 to Oberon Group, LLC, a limited liability company registered in New York, which is owned, managed and controlled by Adam Breslawsky, in connection with the sale. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed
Section 4(2) was available because:

         i. the offer and sale did not involve a public offering;

         ii. all certificates were marked with restrictive legends;

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment

On February 2, 2004, we sold 500,000 restricted shares of our common stock, 500,000 Warrants A, and 500,000 Warrants B to Crestview Capital Master, LLC, a limited liability company registered in Delaware which is controlled by Richard Levy and Stuart Flink, in exchange for $1,500,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 500,000 shares of common stock, the 500,000 shares underlying the Warrants A and the 500,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before February 2, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We paid a finders fee in the amount of $120,000 to Oberon Group, LLC, a limited liability company registered in New York, which is owned, managed and controlled by Adam Breslawsky, in connection with the sale. We relied upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

         i. the offer and sale did not involve a public offering;

         ii. all certificates were marked with restrictive legends;

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment.

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

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and


         iv. Joshua Lobel had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.


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

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and


         iv. Joshua Kazam had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.


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

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and


         iv. the Oberon Group, LLC had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.


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

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and


         iv. the Oberon Group had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

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

LIQUIDITY AND CAPITAL RESOURCES DECEMBER 31, 2002.

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


----------------------------------------------------------------------------------------------------------------------------------
Summary Compensation Chart
----------------------------------------------------------------------------------------------------------------------------------
                         Annual Compensation                                         Long Term Compensation
----------------------------------------------------------------------------------------------------------------------------------
Name &           Year    Salary ($)           Bonus($)            Other($)           Restricted    Options($)   L/Tip($)     All
Position                                                                             Stock Awards                            Other
----------------------------------------------------------------------------------------------------------------------------------
Abraham Keinan   2003    $69,057*             $112,576            $97,900**                         400,000
Chairman                 (40,622 Pound)        (63,245 Pound)      (55,000 Pound)

                 2002    $51,000               9,588              67,500                 0               0         0         0
                         (30,000 Pound)        (6,372 Pound)      (45,000 Pound)        Pound           Pound     Pound     Pound

                 2001    $42,300                     0                  0                 0               0         0         0
                         (30000 Pound)

Guy Nissenson    2003    $74,820**                                $171,302***                       200,000
Principal                (43,500 Pound)                           (96,237 Pound)
Executive
Officer          2002    $52,800
                         (33,000 Pound)

                 2001    $30,450
                         (21,000 Pound)
----------------------------------------------------------------------------------------------------------------------------------


*On April 15, 2003, our Board of Directors approved of a salary increase for our Chairman of the Board from $1,473 to $4,000 per month. Abraham Keinan's total salary of $69,057 for 2003, as reflected above, is composed of: (a) $3,250 per month from January 2003 to March 2003; and (b) $4,000 per month from April 2003 to December 2003.


** This amount represents a success fee paid to Vision Consultants, which is solely owned and controlled by A. Keinan, and is furher discussed in the paragraph following this table.

*** This amount represents consultant fees of 41,237 pounds, and a success fee of 55,000 pounds, paid to Campbeltown Business, Ltd., which is owned and controlled by Guy Nissenson and other members of the Nissenson family.

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


**On April 15, 2003, our Board of Directors approved of a salary increase for our Principal Executive Officer from UKP2,500 ($4,300) to UKP4,000 ($6,800) per month. Guy Nissenson's total salary of $73,950 is composed of: (a) $4,250 per month from January to March 2003; and (b) $6,800 per month from April 2003 to December 2003. On May 11, 2000, we entered into a written employment agreement with our Principal Executive Officer/President, Guy Nissenson. Under the agreement, Mr. Nissenson will work on business development, sales and marketing. At that time, we agreed to pay him a salary of $1,473 (1000 Pound Sterling) per month, subject to a future increase of $1,473 (1000 Pound Sterling) if Swiftnet reaches average sales of $257,775 (175,000 Pound Sterling) per month. In addition, we have agreed that if we grant options to Abraham Keinan, we will grant Mr. Nissenson options to buy Swiftnet or us according to the following formula: 50% of the options with same price and conditions that Mr. Keinan will receive, subject to our reaching a benchmark of $176,760 (120,000 Pound Sterling) average sales per month during Mr. Nissenson activities or in the 12 months thereafter. The agreement with Mr. Nissenson can be terminated by either party with one month notice.


Our research and development manager, Mrs. Bosmat Houston, has an employment agreement us which provides that we pay her a salary of $3,337 (2266 Pound
Sterling) per month. She is not subject to a covenant not to compete. We may terminate Mrs. Houston's agreement with 8 weeks notice. She may terminate the agreement with one week notice.

Options/SAR Grants 2003
--------------------------------------------------------------------------------
                                   % of Total
                        Number       Options
Name and              Securities    Granted To
Principle              Underlying   Employees    Exercise      Expiration
Position               Options       in 2003       Price         Date
--------------------------------------------------------------------------------
Abraham Keinan*         400,000        66.7%      $0.475     August 31, 2008
Chairman             common stock
of the Board            shares
--------------------------------------------------------------------------------
Guy Nissenson**         200,000        33.3%      $0.475     August 31, 2008
Principal            common stock
Executive               shares
Officer/Director
--------------------------------------------------------------------------------
TOTAL                                100.00%
--------------------------------------------------------------------------------

*On August 21, 2003, we issued 400,000 options to acquire shares of our restricted common stock to Abraham Keinan. These options were issued to Abraham Keinan for services rendered by Mr. Keinan as the Chairman of our Board of Directors. These options are exercisable at a price of $0.475 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 5 years after issuance. On March 1st, 2004, our Board of Directors canceled these options.


**On August 21, 2003, we issued 200,000 options to acquire shares of our restricted common stock to Guy Nissenson. These options were issued to Guy Nissenson for services rendered by Mr. Nissenson as our President and Principal Executive Officer. These options are exercisable at a price of $0.475 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 5 years after issuance. On March 1st, 2004, our Board of Directors canceled these options.

Aggregate Option/SAR Exercises in 2003 and Fiscal Year End Option/SAR Values


                                                          Number of Securities Underlying     Value of Unexercised In-the
                                                        Unexercised Options/SARs at FY-End   Money Options/SARs at FY-End
                             Shares          Value                      (#)                               ($)
                          Acquired on        Realized   ----------------------------------   ----------------------------
Name                      Exercise (#)          ($)          Exercisable/Unexercisable         Exercisable/Unexercisable
     Guy Nissenson,
  Principal Executive                        Not
   Officer, President    Not Applicable      Applicable           700,000 / 0 (1)                 $3,891,000 / $0 (2)

    Abraham Keinan,                          Not
 Chairman of the Board   Not Applicable      Applicable           400,000 / 0 (3)                 $2,202,000 / $0 (4)

(1) Of the 700,000 share options, 200,000 were issued to Guy Nissenson, our Principal Executive Officer and President, on August 21, 2003. On March 1, 2004, these 200,000 share options were cancelled by our Board of Directors. Campbeltown Business Ltd., a private company incorporated in the British Virgin Islands which is owned by Guy Nissenson and other members of the Nissenson family, own options to purchase 500,000 shares of our common stock for $0.40 per share or an aggregate of $200,000. Guy Nissenson owns 20% of Campeltown Business Ltd. Options to purchase shares of our common stock are shown in the table above as owned by Guy Nissenson due to Guy Nissenson's 20% ownership of Campbeltown Business Ltd.

(2) Based on the December 31, 2003 per share closing price of $5.98 and the exercise prices of $0.475 per share for 200,000 share options, and $0.40 per share for 500,000 share options.

(3) The options to purchase 400,000 shares of our common stock were issued to Abraham Keinan, our Chairman of the Board, on August 21, 2003, and on March 1, 2004, all 400,000 share options were cancelled by our Board of Directors. Abraham Keinan currently owns no options to purchase shares of our common stock.

(4) Based on the December 31, 2003 per share closing price of $5.98, and an exercise price of $0.475 per share.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following tables sets forth, as of April 20, 2004, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement which could result in a change in control of our company.

The following table assumes, based on our stock records, that there are 6,105,445 shares issued and outstanding as of April 13, 2004.

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

*** Guy Nissenson, our Principal Executive Officer/President, has beneficial ownership of 19.99% or 1,220,336 shares of our common stock, which consists of the following: (a) 720,336 shares of our common stock owned by Campbeltown Business Ltd., a British Virgin Islands corporation, in which Mr. Nissenson owns 20% and his family are also shareholders; (b) 500,000 options to purchase shares of our common stock that Campbeltown Business Ltd has the right to acquire in accordance with a Stock Purchase Agreement, clarified on July 30, 2001 in which Campbeltown Business, Ltd. has an option to 500,000 shares of our outstanding stock if we become listed on the OTC Bulletin Board before December 31, 2005. We became listed on the OTC Bulletin Board on March 25, 2002. Campbeltown Business, Ltd. has not exercised its option as of March 31, 2004, and Campbeltown Business, Ltd. has until December 31, 2005 to exercise its option. Campbeltown Business, Ltd. also has a first right of refusal on any of our securities offerings until December 31, 2005, so long as Campbeltown Business, Ltd. owns more than 4% of our outstanding stock. To the extent that we issue any shares to Abraham Keinan. Campbeltown Business, Ltd. has the right to purchase or acquire such number of our shares on the same terms and conditions as Abraham Keinan such that the relative percentage ownership of Abraham Keinan and Campbeltown Business, Ltd. remains the same. On August 21, 2003, we issued 200,000 options to acquire our shares to Mr. Nissenson, but on March 1, 2004 these options were cancelled by our Board of Directors.

Security Ownership of Management:


---------------------------------------------------------------------------------------------------------------
Title of               Name & Address of                Amount of Beneficial   Nature of             Percent of
Class                  Beneficial Owner                 Ownership              Ownership             Class
---------------------------------------------------------------------------------------------------------------
Common                 Abraham Keinan                      3,644,664          Direct/Indirect*       59.70
                       Chairman of the Board
                       4 Wycombe Gardens
                       London NW11 8AL
                       United Kingdom

---------------------------------------------------------------------------------------------------------------
Common                 Guy Nissenson                       1,220,336          Direct/Indirect**      19.99
                       Principal Executive Officer
                       President/Director
                       3A Finchley Park
                       London N12 9JS
                       United Kingdom

---------------------------------------------------------------------------------------------------------------
Common                 Eyal Harrish                           15,000          Direct                  0.25
                       Director
                       3 Moshe Dayan Street
                       Raanana, Israel
---------------------------------------------------------------------------------------------------------------
Common                 Shemer Schwartz                             0          Not Applicable          0.0
                       Director
                       8 Haamoraim Street
                       Tel-Aviv, Israel
---------------------------------------------------------------------------------------------------------------
Common                 All directors and

                       executive officers                  4,880,000                                 79.93
                       as a group
---------------------------------------------------------------------------------------------------------------

* Our Chairman of the Board, Abraham Keinan's direct/indirect ownership of 3,644,644 shares of our common stock or 66.25% beneficial ownership interest consists of: (a) his direct ownership of 2,342,333 shares of our common stock individually owned by Mr. Keinan; (b) his indirect ownership of 1,302,331 shares of common stock owned by Vision Consultants, a Nassau, Bahamas incorporated company that is 100% owned by Mr. Keinan, and is located at Kings Court, POB N-3944, Bay Street, Nassau, Bahamas. The sole business purpose of Vision Consultants is to hold and manage Mr. Keinan's investments. On August 21, 2003, we issued 400,000 options to Mr. Keinan, but on March 1, 2004, our Board of Directors cancelled these options.

** Guy Nissenson, our Principal Executive Officer/President, has beneficial ownership of 19.99% or 1,220,336 shares of our common stock, which consists of the following: (a) 720,336 shares of our common stock owned by Campbeltown Business Ltd., a British Virgin Islands corporation, in which Mr. Nissenson has a 20% and his family are also shareholders; (b) 500,000 options to purchase shares of our common stock that Campbeltown Business Ltd has the right to acquire in accordance with a Stock Purchase Agreement, clarified on July 30, 2001 in which Campbeltown Business, Ltd. has an option to 500,000 shares of our outstanding stock if we become listed on the OTC Bulletin Board before December 31, 2005. We became listed on the OTC Bulletin Board on March 25, 2002. Campbeltown Business, Ltd. has not exercised its option as of March 31, 2004, and Campbeltown Business, Ltd. has until December 31, 2005 to exercise its option. Campbeltown Business, Ltd. also has a first right of refusal on any of our securities offerings until December 31, 2005, so long as Campbeltown Business, Ltd. owns more than 4% of our outstanding stock. To the extent that we issue any shares to Abraham Keinan. Campbeltown Business, Ltd. has the right to purchase or acquire such number of our shares on the same terms and conditions as Abraham Keinan such that the relative percentage ownership of Abraham Keinan and Campbeltown Business, Ltd. remains the same. On August 21, 2003, we issued 200,000 options to acquire our shares to Mr. Nissenson, but on March 1, 2004 these options were cancelled by our Board of Directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ABRAHAM KEINAN

Keinan Share Issuance

On September 1, 2000, we issued 1,730,000 shares of our common stock to our founder and Chairman of the Board, Abraham Keinan for services rendered to us in our corporate formation. Mr. Keinan's services consisted of the establishment of our business concept and providing us with technical expertise. We valued Mr. Keinan's services at $247,390.

Keinan Stock Ownership Through Vision Consultants

Our Chairman of the Board, Abraham Keinan, has beneficial ownership of 1,302,331 shares of common stock owned by Vision Consultants, a Nassau, Bahamas incorporated company that is 100% owned by Mr. Keinan, and is located at Kings Court, POB N-3944, Bay Street, Nassau, Bahamas. The sole business purpose of Vision Consultants is to hold and manage Mr. Keinan's investments.

Keinan Loan

Since our inception in September 2000 through December 31, 2000, we along with our subsidiary, Swiftnet, Ltd.) loaned Abraham Keinan, our Chairman of the Board, a total of 216,133 Pound Sterling or approximately $322,586 based upon the exchange rate at December 31, 2000, $202,433 of which was loaned to Mr. Keinan on September 29, 2000. This loan originally was reflected in a September 29, 2000 promissory note payable in ten equal installments of approximately $19,150 beginning January 1, 2002 and ending on January 1, 2011. This note is non-interest bearing. We provided the loan to Mr. Keinan to promote his loyalty and continued service as our Chairman of the Board of Directors. As of December 31, 2003, 286,736 pounds ($510,390) remain outstanding regarding this loan. On March 2004 Mr. Keinan signed a note to repay his loan in four installments:

   2004 (pound)  54,070  ($96,245)
   2005 (pound) 116,333 ($207,073)
   2006 (pound) 116,333 ($207,073)

Keinan Bonus and Success Fee

As indicated in more detail below, on October 15, 2002, our Board of Directors approved a bonus and success fee whereby if we receive monthly revenues in excess of $485,000 then Mr. Keinan and our consultant, Campbeltown Business, Ltd. will receive 1% of the revenues for each month where our revenues reach $485,000 up to a maximum of one million dollars. Further details regarding this bonus and success fee are contained on page 56.

GUY NISSENSON

Campbeltown Business, Ltd.

On May 5, 2000, Swiftnet, Ltd., which is now our wholly owned subsidiary, entered into an 18-month renewable consulting agreement with Campbeltown Business, Ltd., a private company incorporated in the British Virgin Island which is owned by Guy Nissenson, our Principal Executive Officer/President and Director and four other relatives of Mr. Nissenson. This agreement provides that Swiftnet hires Campbeltown Business, Ltd. as its financial and business development consultant and will pay Campbeltown Business, Ltd. 2,000 UK Pound Sterling (approximately $2,946) per month, along with an additional monthly performance bonus based upon Swiftnet, Ltd., attaining the following revenue levels for consulting services in the area of business development and management activities:

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

The May 5, 2000 agreement is for 18 months, but the agreement provides that the agreement will be renewed by mutual agreement of Swiftnet and Campbeltown Business, Ltd.

On November 5, 2001 and May 11,2003, we renewed this agreement for additional 18 month periods. We plan to renew this agreement for an additional 18 month term after the expiration of the current term on November 11, 2004. Under the terms of the (date) agreement, Campbeltown agreed to provide the following services to us:

         o        analysis of proposed acquisitions;

         o seek markets for our telecommunications services in additional countries;

         o        formulate strategies for our future growth plans; and

         o        introduce potential customers to our business.

On June 19th, 2000, Swiftnet, Ltd. entered into a Stock Purchase Agreement with Abraham Keinan and Campbeltown Business, Ltd., a company owned by Guy Nissenson and his family. This agreement provides that:

         o Abraham Keinan confirmed that all his businesses activities and initiatives in the field of telecommunications are conducted through Swiftnet, and would continue for at least 18 months after the conclusion of this transaction.

         o Campbeltown declared that it is not involved in any business that competes with Swiftnet and would not be involved in such business at least for 18 months after this transaction is concluded. This agreement term has been satisfied by Campbeltown.

         o        Campbeltown   would  invest  $100,000  in  Swiftnet  Ltd.,  in
                  exchange for 20% of the total issued shares of Swiftnet, Ltd.;

         o Campbeltown would also receive 5% of our issued and outstanding shares following our acquisition with Swiftnet. In June 2000, Campbeltown Business Ltd. invested the $100,000 in Swiftnet. We acquired Swiftnet, Ltd. and Campbeltown received 720,336 shares of our common stock for its 20% interest in Swiftnet, Ltd.

         o Swiftnet, Ltd., and Keinan would guarantee that Campbeltown's 20% interest in the outstanding shares of Swiftnet would be exchanged for at least 10% of our outstanding shares and that Campbeltown would have in total at least 15% of our total issued shares after our acquisition occurred.

         o Campbeltown would have the right to nominate 33% of the members of our board of directors and Swiftnet's board of directors. When Campbeltown ownership in our common stock was less than 7%, Campbeltown would have the right to nominate only 20% of our board members but always at least one member. In the case that Campbeltown ownership in our common stock was less than 2%, this right would expire.

         o Campbeltown would have the right to nominate a vice president in

                  Swiftnet and/or our common stock. Mr. Guy Nissenson was nominated as of the time of the June 19, 2000 agreement. If for any reason Guy Nissenson will leave his position, Campbeltown and Abraham Keinan will agree on another nominee. The Vice President will be employed with suitable conditions.

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

On October 15, 2002, our Board of Directors approved a bonus and success fee whereby if we receive monthly revenues in excess of $485,000 then Mr. Keinan and our consultant, Campbeltown Business, Ltd. shall receive 1% of the revenues for each month where our revenues reach $485,000 up to a maximum of one million dollars. The business purpose of the bonus and success fee is to further motivate our Chairman of the Board, Mr. Keinan, and our consultant, Campbeltown Business Ltd. to develop our business by providing them with additional compensation if and when our revenues grow. During 2003, we paid Mr. Keinan, through Vision Consultants, and Campbeltown each 55,000 pounds as a bonus and success fee according to the formula described above. During 2003 we paid Campbeltown consultancy related fees of 41,237 pounds ($73,402). From October,
15. On April 10, 2003, Mr. Keinan and Campbeltown Business Ltd waived their right to receive 1% of the revenues generated that are derived from Story Telecom.

Guy Nissenson Employment Agreement


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


AURACALL LIMITED

We have an investment in and own approximately 47 1/2% of a joint business venture, Auracall Limited. Auracall Limited is a service that we introduced in approximately March 2002 which is detailed on page ( ), in which we provide telecommunications services to Auracall. Our Chairman of the Board, Abraham Keinan, and our Chief Executive Officer, Guy Nissenson, our directors in Auracall. There have been no transactions between or among Auracall Limited, us, Mr. Keinan, or Mr. Nissenson.

STORY TELECOM

We have an investment in and own approximately 40% of a joint business venture, Story Telecom, which is a calling card service we offer that is detailed on page ( ). Story Telecom purchases their telecommunications services from us. Our Chief Executive Officer, Guy Nissenson, is a director of Auracall. During 2003, Story Telecom accounted for at least 25% of our revenues. There have been no transactions between or among Story Telecom, us, Mr. Keinan, or Mr. Nissenson.


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

10.12     Agreement between Adar International, Inc./Mr. Sidney J. Golub and
          Swiftnet dated April 6, 2000 (2)

10.13     Lease Agreement between Elmtree Investments, Ltd. and Swiftnet, Ltd. dated
          December 4, 1991 (2)

10.14     Lease Agreement between Postwick Property Holdings Limited and Swiftnet,
          Ltd. dated October 8, 2001.(2)

10.15     Agreement between Xfone, Inc., Swiftnet, Ltd., and Nir Davidson dated
          September 30, 2002 (5)

10.16     As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy,
          Warrant A, Warrant B and Registration Rights Agreement of Selling
          Shareholders Platinum Partners Value Arbitrage Fund LP, Countrywide
          Partners LLC and WEC Partners LLC. [3 investors](6)

10.17     As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy,
          Warrant A, Warrant B and Registration Rights Agreement of Selling
          Shareholders Simon Langbart, Robert Langbart, Arik Ecker, Zwi Ecker,
          Michael Derman, Errol Derman,Yuval Haim Sobel, Zvi Sobel, Tenram
          Investment Ltd., Michael Zinn, Michael Weiss. [11 investors](6)

10.18     As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy,
          Warrant A, Warrant B and Registration Rights Agreement of Selling
          Shareholders Southridge Partners LP and Southshore Capital Fund Ltd.
          [2 investors](6)

10.19     As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy,
          Warrant A, Warrant B and Registration Rights Agreement of Selling
          Shareholders Crestview Capital Master LLC. [1 investors](6)

10.20     As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy,
          Warrant A, Warrant B and Registration Rights Agreement of Selling
          Shareholders Adam Breslawsky, Oded Levy, Michael Epstein, Steven
          Frank, Joshua Lobel, Joshua Kazan and The Oberon Group LLC.
          [7 investors](6)

10.21     Agreement with Newco (Auracall Limited)(6)

10.22     Agreement with ITXC Corporation(6)

10.23     Agreement with Teleglobe International(6)

10.24     Agreement with British Telecommunications(6)

10.25     Agreement with Easyair Limited (OpenAir)(6)

10.26     Agreement with Worldnet(6)

10.27     Agreement with Portfolio PR(6)

10.28     Agreement with Stern and Company(6)

10.29     December 31, 2003 letter to Xfone from A. Keinan (6)

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

(1) Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.'s SB-2 registration statement, file # 333-67232.

(2) Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.'s SB-2/Amendment 1 registration statement, file # 333-67232.

(3) Denotes previously filed exhibit: filed on November 28, 2001 with Xfone, Inc.'s SB-2/Amendment 2 registration statement, file # 333-67232.

(4) Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.'s Form 8-K.

(5) Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.'s SB-2/Post Effective Amendment No. 2 registration statement, file # 333-67232

(6) Denotes previously filed exhibit: filed on April 15, 2004, with Xfone, Inc.'s SB-2 Amendment No. 1 registration statement.

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

  XFONE, INC.

By /s/Guy Nissenson                                               April 20, 2004
   -------------------------
   Guy Nissenson, President,
   Principal Executive Officer,Principal Financial Officer,
   Principal Accounting Officer, and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/Guy Nissenson                                               April 20, 2004
   -------------------------
   Guy Nissenson, President,
   Principal Executive Officer,Principal Financial Officer,
   Principal Accounting Officer, and Director

By /s/ Abraham Keinan                                             April 20, 2004
   -------------------------
   Abraham Keinan
   Chairman of the Board of Directors