Form 10QSB
period 2004-03-31
XFONE INC
filed 2004-05-17
CIK 1126216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 14, 2004, the issuer had 6,104,421 shares of common stock outstanding.

                           Xfone, Inc. and Subsidiary

                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2004

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

   Balance Sheets as of March 31, 2004 (Unaudited) and as of
     December 31, 2003.....................................................2 - 3

   Statements of  Operations  (Unaudited)  for the Three  Months
     Ended March 31, 2004 and Year end at December 31, 2003....................4

   Statement of Changes in Shareholders' Equity For the Three
     Months Ended March 31, 2004...............................................5

   Statements of Cash Flow (Unaudited) For the Three Months
     Ended March 31, 2004 and Year end at December 31, 2003................6 - 7

   Notes to Consolidated Financial Statements.............................8 - 20

   Item 2 - Management's Discussion and Analysis and Plan of
     Operations...............................................................21

   Item 3 - Controls and Procedures...........................................24

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings.................................................25

   Item 2 - Changes in Securities and Use of Proceeds.........................25

   Item 3 - Default Upon Senior Securities....................................26

   Item 4 - Submission of Matters to a Vote of Security Holders...............26

   Item 5 - Other Information.................................................26

   Item 6 - Exhibits and Reports on Form 8-K..................................27

PART I - FINANCIAL INFORMATION

FINANCIAL REPORTS



--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


                        CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2004

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2004

                                    CONTENTS

                                                                PAGE
                                                                ----

         Balance Sheet                                           2-3

         Statement of Operations                                  4

         Statement of Changes in Shareholders' Equity             5

         Statement of Cash Flows                                 6-7

         Notes to Consolidated Financial Statements              8-21

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                                 BALANCE SHEET

                                                     MARCH 31,        DECEMBER 31,
                                                       2004              2003
                                                 ----------------  ----------------
                                                    (Unaudited)
CURRENT ASSETS

Cash                                             (pound)2,127,117    (pound)977,008

Accounts receivable, net                                1,203,754         1,263,824

Prepaid expenses and other receivables (Note 3)           432,711           340,944

Loan to shareholder (Note 4)                               47,032            54,070
                                                 ----------------  ----------------

TOTAL CURRENT ASSETS                                    3,810,615         2,635,847
                                                 ----------------  ----------------

Loan to shareholder (Note 4)                              232,666           232,666
                                                 ----------------  ----------------

FIXED ASSETS (NOTE 5)

Cost                                                      596,445           559,786

Less - accumulated depreciation                          -158,963          -138,071
                                                 ----------------  ----------------

TOTAL FIXED ASSETS                                        437,482           421,715
                                                 ----------------  ----------------

TOTAL ASSETS                                     (pound)4,480,763  (pound)3,290,228
                                                 ================  ================

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                                  BALANCE SHEET

                                                                    MARCH 31,        DECEMBER 31,
                                                                      2004              2003
                                                                ----------------  ----------------
Dividend  payable                                                             --     (pound)86,270
Notes payable - current portion (Note 8)                                   4,000             4,000
Trade payables                                                         1,446,922         1,637,431
Other liabilities and accrued expenses (Note 7)                          278,541           379,809
Obligations under capital leases - current portion                        66,684            66,774
                                                                ----------------  ----------------

TOTAL CURRENT LIABILITIES                                       (pound)1,796,147  (pound)2,174,284

Deferred taxes                                                            36,109            36,109
Notes payable (Note 8)                                                     2,166             3,166
Obligation under capital lease                                            69,135            86,563
                                                                ----------------  ----------------

TOTAL LIABILITIES                                               (pound)1,903,556  (pound)2,300,122
                                                                ----------------  ----------------
            Loan to the Chairma of the board and Shareholders

SHAREHOLDERS' EQUITY
Preferred stock - 50,000,000 shares authorised, none issued
Common stock:
25,000,000 shares authorised, (pound).0006896 par value;
       6,104,421 and 5,117,684 issued and outstanding,
         respectively                                                      4,210             3,530
Contributions in excess of shares                                      1,676,866           193,514

Retained earnings                                                        896,131           793,062
                                                                ----------------  ----------------

TOTAL SHAREHOLDERS' EQUITY                                             2,577,207           990,106
                                                                ----------------  ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      (pound)4,480,763  (pound)3,290,228
                                                                ================  ================

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                             STATEMENT OF OPERATIONS

                                             THREE MONTHS         THREE MONTHS
                                               MARCH 31,           DECEMBER 31,
                                                 2004                 2003
                                           ----------------     ----------------

Revenues                                   (pound)2,307,215     (pound)1,074,662
Cost of revenues                                 -1,561,238             -582,225
                                           ----------------     ----------------

Gross profit                                        745,976              492,437
                                           ----------------     ----------------

OPERATING EXPENSES: (Note 13)
Research and development                            -10,000               -9,000
Marketing and selling                              -367,207             -199,311
General and administrative                         -234,168             -191,952
                                           ----------------     ----------------

Total operating expenses                           -611,375             -400,263
                                           ----------------     ----------------

Operating profit                                    134,601               92,174
Financing expenses - net (Note 13)                  -10,845               -7,355
Other income                                          5,313                3,154
                                           ----------------     ----------------

Income before taxes                                 129,069               87,973
Taxes on income                                     -26,000              -17,000
                                           ----------------     ----------------

Net income                                   (pound)103,069        (pound)70,973
                                           ================     ================

EARNINGS PER SHARE:
Basic                                           (pound)0.02          (pound)0.01
                                           ================     ================

Diluted                                         (pound)0.01          (pound)0.01
                                           ================     ================

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                           Number of                           Contributions                             Total
                                           Ordinary                            in excess of         Retained         Shareholders'
                                            Shares          Share Capital        par value          Earnings            Equity
                                       ----------------    --------------    ----------------    --------------    ----------------
Balance at January 1, 2003                    5,060,889      (pound)3,490      (pound)180,219    (pound)457,887      (pound)641,596
Issuance of shares                               56,795                40              13,295                --              13,335
Net income                                           --                --                  --           421,445             421,445
Dividend payable                                                                       -86270                --              86,270
                                       ----------------    --------------    ----------------    --------------    ----------------

Balance at December 31, 2003                  5,117,684      (pound)3,530      (pound)193,514    (pound)793,062      (pound)990,106
                                       ----------------    --------------    ----------------    --------------    ----------------


Balance at January 1, 2004                    5,117,684             3,530             193,514           793,062      (pound)990,106
Issuance of shares                              986,737               680           1,483,352                --    (pound)1,484,031
Net income                                           --                --                  --           103,069      (pound)103,069
Dividend payable                                     --                --
                                       ----------------    --------------    ----------------    --------------    ----------------

Balance at March 31, 2004              (pound)6,104,421      (pound)4,210    (pound)1,676,866    (pound)896,131    (pound)2,577,207
                                       ================    ==============    ================    ==============    ================

CONVENIENCE TRANSLATION INTO U.S.$:
Balance at January 1, 2004                    5,117,684    $        6,495    $        356,066    $    1,459,234    $      1,821,795
Issuance of shares                              986,737             1,250           2,729,367                --    $      2,730,618
Net income                                           --                --                  --           189,648    $        189,648
Dividend payable                                                                                             --                  --
                                                           --------------    ----------------    --------------    ----------------

Balance at March 31, 2004                     6,104,421    $        7,746    $      3,085,433    $    1,648,882    $      4,742,060
                                       ================    ==============    ================    ==============    ================

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                            STATEMENTS OF CASH FLOWS


                                                            THREE MONTHS ENDED
                                                         MARCH                MARCH
                                                         2004                 2003
                                                   ----------------    ----------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                           (pound)103,069       (pound)70,974
Adjustments to reconcile net cash
     provided by (used in) operating activities            -295,544             129,207
                                                   ----------------    ----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  -192,475             200,181
                                                   ----------------    ----------------

CASH FLOW FROM INVESTING ACTIVITIES
Investments made in year                                                             --

Purchase of equipment                                       -36,659             -38,319
                                                   ----------------    ----------------

NET CASH USED IN INVESTING ACTIVITIES                       -36,659             -38,319
                                                   ----------------    ----------------

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of long term debt                                  -1,000              -6,942
Repayment of capital lease obligation                           -90
Proceeds from issuance of long term debt                    -17,428
Proceed from sale of fixed assete                                --
Dividend paid                                                -86270
Proceeds from issuance of common stock-net                1,484,031               4,762
                                                   ----------------    ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,379,243              -2,180
                                                   ----------------    ----------------

Net increase in cash                                      1,150,109             159,682
Difference rates of exchange
Cash, beginning of year                                     977,008             471,963
                                                   ----------------    ----------------

Cash at end of quarter                             (pound)2,127,117      (pound)631,645
                                                   ================    ================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                           THREE MONTHS ENDED
                                                       MARCH 31,           MARCH 31,
                                                         2004                 2003
                                                   ----------------    ----------------

Issuance of  shares of common stock for
Compensation for professional services
in connection with the offering:
Number of shares                                             17,500

Amount                                                (pound)28,533

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                        STATEMENTS OF CASH FLOWS (CONT.)


(1) ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

                                                           THREE MONTHS ENDED
                                                        MARCH              MARCH
                                                         2004               2003
                                                   ----------------  ----------------
Depreciation                                          (pound)20,892     (pound)14,696

Bad debt expense                                              9,274

Stock issued for professional services                       28,533                --
                                                   ----------------  ----------------
                                                             58,699            14,696

CHANGES IN ASSETS AND LIABILITIES:
Decrease in trade receivables                                50,796            37,820
(Increase)Decrease in other receivables                     -91,767            47,722
Decrease in shareholder loan                                  7,038            24,906
Dividend payable                                                              -63,261
(Decrease)Increase in trade payables                       -190,509           104,079
Decrease in other payables                                 -129,801           -36,755
                                                   ----------------  ----------------

Total adjustments                                          -354,243           114,511
                                                   ----------------  ----------------

                                                    -(pound)295,544    (pound)129,207
                                                   ================  ================

  The accompanying notes are an integral part of these consolidated financial statements

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -    ORGANISATION AND NATURE OF BUSINESS

            A. Xfone, Inc. ("Xfone") was incorporated in Nevada, U.S.A. in September, 2000 and is a provider of long distance voice and data telecommunications services, primarily in the United Kingdom. The financial statements consolidate the operations of Xfone and Swiftnet Limited. ("Swiftnet"), its wholly owned U.K. subsidiary, (collectively the "Company")

            B. The financial statements of the company have been prepared in Sterling ("(pound)) since this is the currency of the prime economic environment, the U.K., in which the operations of the Company are conducted. Transactions and balances denominated in Sterling are presented at their original amounts. Transactions and balances in other currencies are translated into Sterling in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 of the U.S. Financial Accounting Standards Board ("FASB"). Accordingly, items have been translated as follows: Monetary items - at the exchange rate effective at the balance sheet date. Revenues and expense items - at the exchange rates in effect at the date of recognition of those items. Exchange gains and losses from the aforementioned translation are included in financing expenses, net.

            C. The financial statements have been translated into U.S. dollars using the rate of exchange of the U.S. dollar at March 31, 2004. The translation was made solely for the convenience of the readers. It should be noted that the (pound) figures do not necessarily represent the current cost amounts of the various elements presented and that the translated U.S. dollars figures should not be construed as a representation that the (pound) currency amounts actually represented, or could be converted into, U.S. dollars. The representative rate of exchange of the (pound) at March 31, 2004 was (pound)1 =
                  1.84 U.S.$.

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

                  The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, and estimate of uncollectible customer balances is made using factors such as the credit quality of the customer and the economic conditions in the market. Accounts are considered past due once the unpaid balance is 90 days or more outstanding, unless payment terms are extended. When an accou t balance is past due and attempts have been made to collect the receivable through legal or other means the amount is considered uncollectible and is written off against the allowance balance.

                  At March 31, 2004 and at December 31, 2003 the accounts receivable are presented net of an allowance for doubtful accounts of (pound)152,266 and (pound)142,993, respectively.

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

            F.    Reclassification

                  Certain reclassification of 2003 amounts have been made to conform to the 2004 presentation.

            G.    Use of Estimated

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

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 3 - PREPAID EXPENSES AND OTHER RECEIVABLES

                                                              MAR-31              DEC-31            MAR-31          DEC-31
                                                         ----------------    ----------------    ------------    -----------
                                                               2004                2003              2004            2003
                                                         ----------------    ----------------    ------------    -----------
                                                                                                       Convenience
                                                                                                   translation into US$


Due from Swiftglobal, Ltd. (non-affiliated entity)          (pound)36,187       (pound)37,687    $     66,583    $    69,344
Other prepaid expenses                                            263,784             117,650         485,363         216476
Due from Story Ltd (affiliated entity)                             15,960              15,960          29,366        29366.4
Others receivables                                                116,780             169,647         214,875        312,150
                                                         ----------------    ----------------    ------------    -----------

                                                           (pound)432,711      (pound)340,944    $    796,188    $   627,337
                                                         ================    ================    ============    ===========


NOTE 4 - LOAN TO THE CHAIRMA OF THE BOARD AND SHAREHOLDER

      The Company has a non-interest bearing loan of (pound)279,698 due from a shareholder which is to be repaid as follows:

              2004                                   (pound)47,032
              2005                                         116,333
              2006                                         116,333
                                                    ===============
                                                    (pound)279,698

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

                                                   MAR 31,             DEC 31,             MAR 31,             DEC 31,
                                              ------------------------------------    ------------------------------------
                                                    2004                2003                2004                2003
                                              ----------------    ----------------    ----------------    ----------------
NOTE 5 -           FIXED ASSETS                                                                   Convenience
                                                                                               translation into US$
                                                                                      ----------------    ----------------
      COST
      Equipment held under capital lease        (pound)364,577      (pound)364,577    $        670,822    $        670,822
      Office furniture and equipment                    26,593              26,593              48,930              48,931
                                                                                --                                      --
      Development costs                                 52,040              32,060              95,754              58,990
      Computers Equipment                              153,235             136,556             281,952             251,263
                                              ----------------    ----------------    ----------------    ----------------

                                                (pound)596,445      (pound)559,786    $      1,097,459    $      1,030,006
                                              ================    ================    ================    ================

      ACCUMULATED DEPRECIATION
      Equipment held under capital lease         (pound)72,030       (pound)61,869    $        132,535    $        113,839
      Office furniture and equipment                    10,784               9,730              19,842              17,903
                                                                                --                                      --
                                                        19,283              16,030              35,480              29,495
      Computers Equipment                               56,866              50,442             104,633              92,813

                                              ----------------    ----------------    ----------------    ----------------

                                                (pound)158,963      (pound)138,071    $        292,492    $        254,051
                                              ================    ================    ================    ================

NOTE 6 - INVESTMENTS

      The Company has investments in two business ventures of approximately 47 1/2% of Auracall Limited and 40% of Story, both start up entities in the U.K. Through March 31, 2004, these entities cumulative respective net losses have exceeded the Company's investments therein, respectively. Accordingly, such investments have been reduced to zero. Story and Auracall Limited buy their telecommunications services from the Company.

                                       F13

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)


                                                             MAR 31,             DEC 31,             MAR 31,             DEC 31,
                                                        ----------------    ----------------    ----------------    ----------------
                                                              2004                2003                2004                2003
                                                        ----------------    ----------------    ----------------    ----------------

NOTE 7 - OTHER LIABILITIES AND ACCRUED EXPENSES Convenience

                                                                                                            Convenience
                                                                                                         translation into US$
                                                                                                ----------------    ----------------

      Corporate taxes                                     (pound)158,433      (pound)289,777    $        291,516    $        533,190
      Professional fees                                           68,614              29,545             126,250              54,363
      Payroll and other taxes                                     40,057              48,452              73,705              89,152
      Due to Auracall Ltd ( Affiliated entity)                       275                 275                 506                 506
      Others                                                      11,162              11,760              20,539              21,638
                                                        ----------------    ----------------    ----------------    ----------------

                                                          (pound)278,541      (pound)379,809    $        512,515    $        698,849
                                                        ================    ================    ================    ================

NOTE 8 - NOTES PAYABLE


                                                             MAR 31,             DEC 31,             MAR 31,             DEC 31,
                                                        ----------------    ----------------    ----------------    ----------------
                                                              2004                2003                2004                2003
                                                        ----------------    ----------------    ----------------    ----------------
                                                                                                            Convenience
                                                                                                         translation into US$
                                                                                                ----------------    ----------------
      First National Finance - maturity 2004-5, annual
         interest rate 7.16%                                (pound)4,000        (pound)4,000    $          7,360    $          7,360

      Newcourt - maturity 2004-5, annual interest rate             2,166               3,166               3,986               5,825
                                                        ----------------    ----------------    ----------------    ----------------
          7.16%                                                    6,166               7,166              11,346              13,185
      Less: current portion                                       -4,000              -4,000              -7,360              -7,360
                                                        ----------------    ----------------    ----------------    ----------------

      Notes payable - non current                           (pound)2,166        (pound)3,166    $          3,986    $          5,825
                                                        ================    ================    ================    ================

                                      F-14


--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 8 - NOTES PAYABLE (CONT.)

      B. MATURITIES OF NOTES PAYABLE ARE AS FOLLOWS

                                                             Convenience
                                                       translation into U.S.$
                                                     ---------------------------

        MAR 31,
      ----------
        Year 1                         (pound)4,000                      $ 7,360
        Year 2                                2,166                        3,986

                                       ------------  ---------------------------

                                       (pound)6,167                      $11,346
                                       ============  ===========================

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


      Minimum future lease payments under capital leases as of March 31, 2004 for each of the next five years are:

                                                                              Convenience
                                                                        translation into U.S.$
                                                    ----------------    ----------------------
                       MAR. 31,
      ------------------------------------------
                       2005                            (pound)78,091    $              143,688
                       2006                                   57,145    $              105,146
                       2007                                   15,601    $               28,707
                       2008                                    4,865    $                8,952

                                                    ----------------    ----------------------

      Total minimum lease payments                           155,703                   286,493
      Less: amount representing interest                     -19,884                  -$36,588
                                                    ----------------    ----------------------

      Present value of net minimum lease payment      (pound)135,819            (pound)249,905
                                                    ================    ======================

      Interest rates on capitalized leases vary up to 9.6%, per annum.

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


      The following table reflects the Company's deferred tax liabilities at March 31, 2004 and December 31, 2003:

                                                      March 31,          December 31,          March 31,         December 31,
                                                        2004                2003                 2004                2003
                                                  ----------------    ----------------    ----------------    ----------------
                                                                                                     Convenience
                                                                                                 translation into U.S.$
                                                                                          ------------------------------------

      Accelerated taxwrite off of fixed assets    (pound)36,109       (pound)36,109       $         66,441    $         66,441
                                                  ----------------    ----------------    ----------------    ----------------

      Deferred Tax liability                      (pound)36,109       (pound)36,109       $         66,441    $         66,441
                                                  ================    ================    ================    ================

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


      On February 12, 2004, the Company closed an offering of 986,737 restricted shares of common stock, with 1,136,737 Warrants A and 986,737 Warrants B. The Company sold 969,237 shares of common stock with a Warrant A and B attached for aggregate proceeds of 1,580,278($2,907,711). Costs associated with this funding were 124,778 ($229,592) from the proceeds of the offering and an additional 150,000 Warrant A, valued at 33,179($61,050). Each Warrant A, which is not freely transferable, entitles the owner to purchase one share, until not later than January/February 2009 at an exercise price of $5.50. Each Warrant B, which is not freely transferable, entitles the owner to purchase one share, until not later than until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange. The Warrants B are exercisable at an exercise price of $3.50 and expire 375 days from the date of purchase of the attached shares of restricted common stock. The Company sold shares with attached Warrants A and B to a total of 16 persons and 8 entities.

      During January 2004, the Company issued 17,500 shares and 17,500 warrants A, and 17,500 warrants B for consulting sevices. During January and February 2004, the company issued 150,000 warrants B for consulting and prfessional services

                                       F17

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 12 -   EARNINGS PER SHARE


                                                                       THREE MONTHS MARCH 2004
                                              -------------------------------------------------------------------------
                                                                         Weighted Average
                                                   INCOME             SHARES            PER SHARE          PER SHARE
                                                 (NUMERATOR)       (DENOMINATOR)         AMOUNTS            AMOUNTS
                                              ----------------   ----------------   ----------------   ----------------
                                                                                                         Convenience
                                                                                                         translation
                                                                                                         into U.S.$
                                                                                                       ----------------
 Net Income                                            103,069
 BASIC EPS:
     Income available to common stockholders           103,069          5,611,052        (pound)0.02   $           0.03
 Effect of dilutive securities:
     Options & warrants                                                 1,311,737
 DILUTED EPS:
     Income available to common stockholders           103,069          6,922,789        (pound)0.01   $           0.03

                                                                       THREE MONTHS MARCH 2004
                                              -------------------------------------------------------------------------
                                                                         Weighted Average
                                                   INCOME             SHARES            PER SHARE          PER SHARE
                                                 (NUMERATOR)       (DENOMINATOR)         AMOUNTS            AMOUNTS
                                              ----------------   ----------------   ----------------   ----------------
                                                                                                         Convenience
                                                                                                         translation
                                                                                                         into U.S.$
                                                                                                       ----------------
 Net Income                                             70,974

 BASIC EPS:
    Income available to common stockholders             70,974          5,033,444               0.01   $           0.03
Effect of dilutive securities:
    Options                                            500,000
DILUTED EPS:
    Income available to common stockholders             70,974          5,533,444               0.01   $           0.02

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 13 -   SELECTED STATEMENT OF OPERATIONS DATA

                                       Three Months        Three Months      Three Months      Three Months
                                           MAR.31             MAR.31             MAR.31            MAR.31
                                     ----------------   ----------------   ----------------   ----------------
                                            2004               2003               2004              2003
                                     ----------------   ----------------   ----------------   ----------------
                                                                                 Convenience translation into U.S.$
                                                                                -------------------------------------
    A. MARKETING & SELLING:


      Advertising                       (pound)18,766       (pound)5,086   $         34,529   $          9,358

      Consultancy                              13,600             11,570             25,023             21,289

      Commissions                             334,843            182,655            616,110            336,085
      Others                                       --                 --                 --                 --
                                     ----------------   ----------------   ----------------   ----------------

                                       (pound)367,207    (pound) 199,311   $        675,661   $        366,732
                                     ================   ================   ================   ================

      B. GENERAL & ADMINISTRATIVE:
      Salaries & benefits               (pound)93,883      (pound)65,908   $        172,746   $        121,271

      Rent and maintenance                     32,858             22,314             60,458             41,058

      Communications                            2,873              8,534              5,287             15,703

      Professional fees                        85,759             55,532            157,796            102,179

      Bad debts                                 9,274                 --             17,063                 --

      Depreciation                              9,523              6,447             17,522             11,862

      Others                                       --             33,217                 --             61,119
                                     ----------------   ----------------   ----------------   ----------------

                                       (pound)234,168     (pound)191,952   $        430,869   $        353,192
                                     ================   ================   ================   ================

                                      F-19

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 13 - SELECTED STATEMENT OF OPERATIONS DATA (cont.)

                                                     THREE MONTHS                               THREE MONTHS
                                               MAR.31              MAR.31                MAR.31              MAR.31
                                         -------------------- -----------------    ------------------- -------------------
                                                2004                2003                  2004                2003
                                         -------------------- -----------------    ------------------- -------------------

                                                                                   Convenience translation into U.S.$
                                                                                   ---------------------------------------
   C. FINANCING EXPENSES, NET:
   Bank  charges                                (pound)5,013      (pound)4,121                $ 9,225             $ 7,583
   Interest on capital leases                          2,497               968                  4,595               1,781
   Foreign currency exchange                          -1,523            -3,219                 -2,802              -5,923
   Other interest and charges                          4,857             5,485                  8,937              10,092
                                         -------------------- -----------------    ------------------- -------------------
                                               (pound)10,845      (pound)7,355                $19,954             $13,533
                                         ==================== =================    =================== ===================

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTE 14 - RELATED PARTY TRANSACTIONS

                                              Three Months                                     Three Months
                                               March 31,              December 31,               March 31,             December 31,

                                            2004         2003             2003             2004          2003            2003
                                                                                           Convenience translation into U.S. $
                                                                                           -----------------------------------

Shareholder's Salaries                 (pound)24,000 (pound)15,000                           $44,160      $27,600


Campbeltown Business Ltd :
              Fees                            13,222         9,467                            24,328      $17,419
              Consultancy                     14,250        14,250                            26,220      $26,220
              Trade payables                   6,472                          6,950           11,908                     $12,788

Vision Consultants Limited :
              Fees                            13,222         9,467                            24,328      $17,419

Story Telecom Limited :
              Revenues                       986,795        54,350                         1,815,703     $100,004
              Cost of revenues               930,939        51,274                        $1,712,928      $94,344
              Due from Story Telecom         686,796                        429,604        1,263,705                     790,471
              Trade payables                  25,918                         22,771           47,689                      41,899




Auracall Limited :

              Revenues                       134,623         8,650                           247,706
              Cost of revenues                62,426         4,131                           114,864
              Trade payables                   5,860                         18,040           10,782                      33,194

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTE 17 -  SEGMENT INFORMATION (CONTINUED)

Revenues and operating profit

                                                                                   Three Months ended March 31,

                                                   2004             2003                      2004                        2003
Revenues:                                                                       convenience translation into US $
---------                                                                       ---------------------------------
Telephone & Messaging                           1,101,668          870,172                 $2,027,069                 $1,601,116
Mobile                                            119,560          108,880                    219,990                    200,339
calling cards                                   1,085,987           95,610                  1,998,216                    175,922
                                         ---------------- ----------------                 ----------                 ----------
Total Revenues                           (pound)2,307,215 (pound)1,074,662                  4,245,276                  1,977,378
                                         ---------------- ----------------                  ---------                  ---------

Direct Operating expenses
Telephone & Messaging                             786,833          576,585                  1,447,773                  1,060,916
Mobile                                            102,958           99,889                    189,443                    183,796
calling cards                                   1,006,290           80,156                  1,851,574                    147,487
                                         ---------------- ----------------                  ---------                  ---------
Total expenses                                  1,896,081          756,630                  3,488,789                  1,392,199
                                         ---------------- ----------------                  ---------                  ---------

DirectOperating Profit
Telephone & Messaging                             314,835          293,587                    579,296                    540,200
Mobile                                             16,602            8,991                     30,548                     16,543
calling cards                               (pound)79,697    (pound)15,454                    146,642                    $28,435
                                         ---------------- ----------------                  ---------                  ---------
Total Profits                                     411,134          318,032                    756,487                    556,744

Corporate and common operating
expenses.                                         276,533          225,858                    508,821                    415,579
                                                  -------          -------                    -------                    -------
Operating profit                                  134,601           92,174                    247,666                    169,600
                                                  =======          =======                    =======                    =======

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTE 15 -   FINANCIAL COMMITMENTS

The Company has annual rent commitments under a non-cancellable operating lease of (pound)38,200, which terminates in December 2012. Rent expense for the quarter ended March 31, 2004 and 2003, was (pound)15,113.

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


   Target Monthly Revenue                  Monthly Bonus     Convenience
                                                             Translation US$
   ----------------------                  --------------    -------------------
   Up to(pound)125,000                                -         -
   From(pound)125,000 to(pound)150,000     (pound)1,250       $2,300
   From(pound)150,000 to(pound)175,000     (pound)2,500       $4,600
   Over(pound)175,000                      (pound)2,750       $5,060

The Company has commission agreements with various resellers that are entitled to 10% of the revenues that they generate.

The Company anticipates annual maintenance of equipment to be approximately(pound)50,000 ($89,000).




NOTE 16 -   ECONOMIC DEPENDENCY AND CREDIT RISK

Approximately, 43% of total quarterly ended March 2004, revenues and 57% of Accounts Receivables are derived from one customer Story Telecomm.

The Company may periodically maintain cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000.

NOTE 17 -   SEGMENT INFORMATION

The percentage of the Company's revenues is derived from the following segments.

                                                                      Three Months
                                                            March 1, 2004       March 1, 2003
Telephone minute billing plus messaging services,
including facsimile, nodal, and e-mail related services             48%                81%
Mobile phone services                                                5%                10%
Calling cards                                                       47%                 9%

                                                          --------------
                                                                   100%               100%
                                                          ========

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

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

Assets

The assets of the company are for common usage for all reportable segments.


NOTE 18 -   SUBSEQUENT EVENTS

During May 2004, the company established an Israely based subsidiary, Xfone comunications Ltd.("Communications"). Communications applied for a license to become an international telecom service provider in Israel. According to the government regulation the company issued a bank guarantee to the government of Israel for the ammount of 10M NIS, approximately, $2.3M Communications is owned 74% by the Company, 26% by HSN Communication Ltd., an Israeli based company, that is owned: 40% by Ms Naama Harish, the wife of Dr. Eyal Harish a member of the board of directors, 40% by Dionysos Investments Ltd., a company owned by members of the family of the CEO of the Company. The Israeli Government regulations mandate that a least 26% of the applicant company must be owned by Israeli citzens residing in Israel. Communications has no operating activity and is not expected to have any operating activity until its license is granted.

Item 2. Management's Discussion and Analysis
The following discussion provides information that we believe is relevant to our financial condition and results of operations and should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business. The terms "we," our" or "us" are used in this discussion refer to Xfone, Inc. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.

We are a holding company that operates entirely through our subsidiary, Swiftnet, Ltd., a U.K. based telecommunication service provider and licensed telecommunication carrier. As of May 14, 2004, Swiftnet, Ltd. is and has been our source of income. Through Swiftnet, we sell and develop telecommunication services, including telephony, fax messages, mobile, calling cards, and Internet driven applications and mainly in the United Kingdom and Europe. In addition, Swiftnet provides services and telecom solutions to resellers and partners worldwide. On October 4, 2000, Xfone acquired Swiftnet which had a business plan to provide comprehensive telecommunication services and products by integrating new and old products, services and ideas through one website. Swiftnet was incorporated in 1991 under the laws of the United Kingdom. Until 1999, the main revenues for Swiftnet were derived from messaging and fax broadcast services. During the year 2000, Swiftnet shifted its business focus and our focus has remained on telephony voice services offering comprehensive support packages to resellers and new services. Utilizing automation and proprietary software packages, Swiftnet's strategy is to grow without the need of heavy investments and with lower expenses for operations and registration of new customers.

Approximately 90% of our revenues are derived from our customers located in the United Kingdom. Our integrated revenue approach led to revenue from each source as described below and is partially driven by the activities of other revenue sources. Our revenues are dependent upon the following factors:
      o     Price competition in telephone rates;
      o     Demand for our services;
      o     Individual economic conditions in our markets; and
      o     Our ability to market our services

We have four major types of customers:
      o Residential - These customers either must dial 1XXX or acquire a box that dials automatically.
      o Commercial - Smaller business are treated the same as residential customers. Larger businesses' PBX (Telephony system) units are programmed to dial the 1XXX automatically.
      o Governmental agencies - Includes the United Nations World Economic Forum, the Argentine Embassy and the Israeli Embassy.
      o Resellers - We provide them with our telephone and messaging services for a wholesale price, calling cards are treated by resellers . For WorldNet we also provide the billing system.

Quarter ended March 31, 2004 and 2003.

Financial Information - Percentage of Revenues

                                                 Quarter ended March
31:
                                                    2004         2003
                                                ------------------------
Revenues                                            100%          100%
Cost of Revenues                                    -68%          -53%
Gross Profit                                         32%           47%
Operating Expenses:
Research and Development                              -            -1%
Marketing and Selling                               -16%          -18%
General and Administrative                          -10%          -19%

Total Operating Expenses                            -26%          -38%
Income before Taxes                                   6%            8%
Net Income                                            4%            7%



The US Dollars amounts for 2004 and 2003 are presented herein for convenience only, at the current rate as of March 31, 2004: (pound)1 to $1.84.


Consolidated Statement of Operations

Revenues. Revenues for the quarter ended March 31, 2004 increased 115% to (pound)2,307,215 ($4,245,275) from (pound)1,074,662 ($1,977,378) for the same period in 2003. The increase in our Revenues is primarily attributable to the revenues that derive from calling card services. Revenues generated from calling cards grew to (pound)1,085,987 for the quarter ended March 31, 2004 from (pound)95,610 for the same period of 2003. Main growth was generated by our affiliated company Story Telecom, generating from calling cards revenues, (pound)986,795 for the quarter ended March 31, 3004 as compared with (pound)54,350 for the same period of 2003. All traffic generated by the Story Telecom calling cards is delivered through our systems.


Segments of Revenues:

The following table reflects a breakdown of our Revenues according to our segments of services as of March 31, 2004 and 2003:

                                                                                        Percentage of Revenues
                                2004                              2003                   2004           2003
                 ----------------   -----------    ----------------   -----------    -----------    -----------
Regular telephony
voice service
and others:      (pound)1,101,668   ($2,027,069)   (pound)870,120     ($1,601,021)            48%            81%
Mobile           (pound)119,560     ($  219,990)   (pound)108,880     ($  200,339)             5%            10%
Calling Cards    (pound)1,085,987   ($1,998,216)   (pound)95,610      ($  175,922)            47%             9%
                 ----------------   -----------    ----------------   -----------    -----------    -----------
Total Revenues   (pound)2,307,215   ($4,245,276)   (pound)1,074,662   ($1,977,378)           100%           100%

The 26% growth in the regular telephony services is mainly attributable to an increase of approximately 600 customers in the first quarter of 2004 since the completion of the first quarter of 2003.

We believe that during the remaining quarterly reporting period during Fiscal Year 2004, our current business base in the United Kingdom for the same type of services and customers will continue to generate most of our revenues; however, we plan to offer some new services and billing alternatives to stronger the connection with our registered customers and to enable easy usage of our services to non registered users.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies, depreciation of relevant equipment and other related charges. Cost of revenues increased 172% to (pound)1,561,238 ($2,872,679) for the three months ended March 31, 2004, from (pound)582,225 ($1,071,294) for the three months ended March 31, 2003, representing 68% and 54% of the total revenues for the three months ended March 31, 2004 and March 31, 2003, respectively. The increase in the cost of revenues as a percentage of revenues is attributable to the increase of our revenues that derive from the Story Telecom project that currently focuses on Calling Cards services. The Story Telecom Project accounts for approximately 43% of our Revenues in the three months ended March 31, 2004 and approximately 5% in the three months ended March 31, 2003. Our cost of revenues as a percentage of revenues in the Story Telecom project is approximately 94% while the cost of revenues as a percentage of the rest of our revenues was 48% for the three months ended March 31, 2004 and 51% for the three months ended March 31, 2003. This decrease of the cost of revenues as a percentage of revenues for non Story Telecom related revenues is mainly attributable to lower prices negotiated with our new and old suppliers and that we haven't reduced the prices for our services proportionally.


Cost of revenues breakdown:

                                                    2004                       2003
Regular Telephony Services and others     630,299 ($1,159,750)           522,702 ($961,771)
Story Telecom                             930,939 ($1,712,928)           51,273 ($94,343)
Total:                                   (pound)1,561,238 ($2,872,679)   (pound)573,975 ($1,056,114)


Should Story Telecom calling cards related revenues continue to grow faster than our other business segments, our Cost of Revenues as a percentage of Revenues will continue to increase. If market conditions, such as lower prices proposed by competitors in the market, forces us to lower the prices that we charge our customers, our cost of revenues as(pound) percentage of revenues will increase.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the three months ended March 31, 2004 and 2003, respectively, gross profit was (pound)745,976 ($1,372,596) and (pound)492,437 ($906,084) which represents a 51%
increase. The gross profit as a percentage of revenues decreased to 32% for the three months ended March 31 2004, from 46% for the three months ended March 31, 2003. Our project with our affiliate, Story Telecom, reduced our gross profit margin because of the low margins involved in the project and its high volume. The impact is partially negated by lower rates that we received from our suppliers that relate to all our services.

Research and Development. Research and development expenses were (pound)10,000 ($18,400) and (pound)9,000 ($16,650) for the three months ended March 31, 2004 and 2003, respectively. This represents less than 1% of our revenues for both periods. These expenses consist of labor costs of our research and development manager and other related costs. Main developments relate to the development of our web site and its interconnections, the upgrade of software for our telephone platforms, billing systems, messaging services, and the resellers support package.

Marketing and Selling Expenses. Marketing and selling expenses increased to (pound)367,207 ($675,661) from (pound)199,311 ($366,732) for the three months ended March 31, 2004 and 2003, respectively. The increase in marketing expenses is attributable to the increasing revenues derived from commission related activities, including commissions for resellers of numbers similar to 1-800 or 1-900 with no specific geographical place. Our agreement with resellers can be terminated within a relatively short notice 7-60 days. Our bigger non affiliated reseller is Worldnet that generated approximately 6% of our Revenues in 2003, Worldnet can terminate the agreement with a 7 days notice; should it decide to terminate this agreement our Revenues will be affected accordingly. Marketing and selling expenses as a percentage of revenues were 16% and 19% for the three months ended March 31, 2004 and 2003, respectively.

General and Administrative Expenses. General and administrative expenses increased by (pound)42,216 ($67,677) to (pound)234,168 ($430,869) from
(pound)191,952 ($353,192) for the three months ended March 31, 2004 and 2003 respectively. As a percentage of revenues, general and administrative expenses decreased to 10% for the three months ended March 31, 2004 from 18% for the three months ended March 31, 2003. The increase in our General and Administrative Expenses is mainly attributable to: (a) an increase of (pound)27,975 ($51,474) in the salaries and benefits paid to our management and related employees; and (b) an increase of (pound)30,227 ($55,618) in professional fees related to the growth in our operations and business activities. The decrease in total General and Administrative expenses as a percentage of revenues is mainly attributable to: (a) our 115% growth in revenues; and (b) to the lesser increase of 21% in our General and Administrative expenses, which was achieved by controlling expenses and the usage of automation and computers.

Financing Expenses. Financing expenses, net, increased to (pound)10,845 ($19,954) for the three months ended Months 31, 2004 from (pound)7,355 ($13,533) for the three months ended March 31, 2003.

Income before Taxes. Income before taxes for the three months March 31, 2004 increased by 47% to (pound)129,069 ($237,488) from (pound)87,973 ($161,870) for the three months ended March 31, 2003. The increase of the income before taxes is attributable primarily to the increase of 49% in our Gross profit. Income before taxes as a percentage of revenues was 6% for the three months ended March 31, 2004 and 8% for the three months ended March 31, 2003.

Taxes on Income. United Kingdom companies are usually subject to income tax at the corporate rate of 20%-30%. Taxes on income for the three months ended March 31, 2004, amounted to (pound)26,000 ($47,840) which represents 20% of the income before taxes as compared with (pound)17,000 ($31,280) for the three months ended March 31, 2003 that represents 19% of the income before taxes.

Net Income. Net income for the three months ended March 31, 2004 increased by 45% to (pound)103,069 ($189,648) as compared to (pound)70,973 ($130,590) for the three months ended March 31, 2003. Net income as percentage of revenues was 4.4% and 7% for the three months ended March 31, 2004 and 2003 respectively.

Earning per share
The earning per share of common stock for the three months ended 31, 2004 was (pound)0.02 ($0.03) for the basic weighted average 5,611,052 Shares and (pound)0.01 ($0.03) for diluted weighted average 6,922,789 shares, including the options and warrants to buy 2,623,474 shares. Earning per share for the three months ended March 31, 2004 was (pound)0.01 ($o.o3) for the basic weighted average 5,030,444 shares and (pound)0.03 ($0.02) for the diluted 5,530,444 shares.

Balance Sheet

Current Assets. Current assets amounted to (pound)3,810,615 ($7,011,529) as of March 31, 2004 as compared to (pound)2,635,847 ($4,849,958) as of December 31, 2003. This increase in our current assets is mainly attributable to the growth of (pound)1,150,109 ($2,116,201) in the Cash balance attributable to the funds we raised during the quarter.

Loan to shareholder. Loan to the shareholder, Mr. Keinan, our Chairman of the Board of Directors, amounted to (pound)279,698 ($514,644) as of March 31, 2004, as compared to (pound)286,736 ($527,594) as of December 31, 2003. The decrease represents a repayment of (pound)7,038 ($12,950). Out of the total amount, (pound)47,032 ($86,538) is classified as current assets since Mr. Keinan agreed with us to repay this specific current assets related amount during fiscal year 2004. In March 2004, Mr. Keinan signed a note to repay his loan in four installments:

2004  (pound)54,070  ($96,245)
2005  (pound)116,333 ($207,073)
2006  (pound)116,333 ($207,073)

Fixed assets. Fixed assets after accumulated depreciation increased to (pound)437,482 ($804,967) as of March 31, 2004 as compared with (pound)421,715
($775,955) as of December 31, 2003. Growth in fix assets reflects investments in equipment and systems to enhance our efficiency and capacity.

Current Liabilities. As of March 31, 2003, current liabilities decreased to (pound)1,796,147 ($3,304,908) as compared with (pound)2,174,284 ($4,000,681) as of December 31, 2003. The decrease in our current liabilities results mainly from a decrease of (pound)190,509 ($350,536) in our trade payables and the decrease of (pound)131,344 in corporate taxes liabilities.

Liquidity and Capital resources December 31 2003.
Cash as of March 31, 2004 amounted to (pound)2,127,117 ($3,913,895) as compared with (pound)977,008 ($1,739,075) for the year ended December 31, 2003. Since December 31, 2003 our operations used a net cash amount of (pound)192,475. This usage is mainly attributable to the decrease of (pound)190,509 in trade payables and the decrease of (pound)129,801 in other payables. Financing activities, including the private placement that we completed during the quarter ended March 3e1, 2004 generated proceeds in the amount of (pound)1,379,243 ($2,537,808).

During the three months ended March 31, 2004 we used (pound)(pound)36,659 ($67,452) for the purchase of capital equipment. We have lease obligations to repay (pound)78,091 ($143,687) during fiscal year 2004 and an additional (pound)77,611 ($142,804) till the end of 2007. Our capital investments are primarily for the purchase of equipment and software for services that we provide or intend to provide. In the fiscal year 2004 we may procure additional equipment, such as Switch modules and other Telecom systems and equipment, to enhance our capacity in the United Kingdom for the amount of app (pound)100,000 ($184,000).

We shall continue to finance our operations and fund the current commitments for capital expenditures mainly from the cash provided from operating activities. During January and February 2004, we completed a private placement in which we raised gross proceeds of $2,907,711. Net new cash proceeds of the Financing, approximately $2.7 million, are expected to be used for general working capital and/or investment in equipment and/or for acquisitions and/or business development. We are currently looking for possible acquisitions of United States companies that provide telecom services, preferably of the same nature of the current services provided by our United Kingdom subsidiary, Swiftnet. We are also evaluating the establishment of subsidiaries or affiliates in two countries to provide Telecom services of the same nature that we provide through our United Kingdom subsidiary, Switfnet. In May 2004, we used our cash to establish a bank guarantee in favor of the Government of Israel. The Government of Israel has not yet granted us the license to operate an International telecom company; if we fail to get the license the bank guarantee will be returned to us.

We believe that our future cash flow from operations together with our current cash will be sufficient to finance our operation activities through the years 2004 and 2005. We will consider different financial alternatives like Bank loans and or raising additional capital through a public or private placement to fund possible acquisitions and the establishment of businesses in new locations.

Impact of Inflation and Currency Fluctuations.
As of March 31, 2004 our functional currency remains the United Kingdom Pound, we do business also with U.S. Dollars. Even when we do business in other countries rather than the United Kingdom or the United States we sell and buy in either United Kingdom Pounds or United States Dollars.

Most of our revenues and current assets are in British Pounds, the long-term loan to a shareholder is all in United Kingdom Pounds. Major part of our cash is in United States Dollars.

Our cost of revenues is all in British Pounds, most of our liabilities, operating and financing expenses are in United Kingdom Pounds. The remainder of the assets, liabilities, revenues and expenditures are in U.S. Dollars.

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

Item 3. Controls and Procedures

As of March 31, 2004, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2004.

There have been no changes in our internal control over financial reporting during the last quarter, which ended March 31, 2004, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits and Index of Exhibits

Exhibit
Number                        Description

2. Agreement and plan or reorganization between Xfone, Inc. and Swiftnet Ltd. dated September 20, 2000 (1)

3.1   Articles of Incorporation of Xfone, Inc.(1)
3.2a  Bylaws of Xfone, Inc.(1)
3.2b  Amended Bylaws of Xfone, Inc.(4)
3.3   Articles of Incorporation of Swiftnet, Ltd.(1)
3.4   Bylaws of Swiftnet, Ltd.(1)
3.5   Amended bylaws of Xfone, Inc.(3)
4.    Specimen Stock Certificate(1)
5.    Opinion of Hamilton, Lehrer & Dargan, P.A. (6)
10.1  Agreement between Swiftnet Ltd. and Guy Nissenson dated May 11, 2000(1)
10.2  Employment Agreement with Bosmat Houston dated January 1, 2000(1)
10.3 Loan Agreement with Swiftnet Ltd., Guy Nissenson, and Nissim Levy dated August 5, 2000(1)
10.4 Promissory Note executed between Xfone and Swiftnet Ltd. dated September 29, 2000(1)
10.5 Stock Purchase Agreement between Swiftnet, Ltd, Abraham Keinan, and Campbeltown Business, Ltd. dated June 19, 2000(1)
10.6 Consulting Agreement between Swiftnet, Ltd. and Campbeltown Business, Ltd. dated May 5, 2000(1)
10.7  Agreement with Campbeltown Business Ltd. dated July 30, 2001(1)
10.8  Contract with WorldCom International, Ltd. dated June 20, 1998(1)
10.9  Contract with VoiceNet Inc. dated April 11, 2000(1)
10.10 Contract with InTouchUK.com Ltd. dated April 25, 2000(1)
10.11 Letter of Understanding from Campbeltown Business, Ltd. to Xfone, Inc. dated July 30, 2001 (2)
10.12 Agreement between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet dated April 6, 2000 (2)
10.13 Lease Agreement between Elmtree Investments, Ltd. and Swiftnet, Ltd. dated December 4, 1991 (2)
10.14 Lease Agreement between Postwick Property Holdings Limited and Swiftnet, Ltd. dated October 8, 2001.(2)
10.15 Agreement between Xfone, Inc., Swiftnet, Ltd., and Nir Davidson dated September 30, 2002 (5)

10.16 As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Platinum Partners Value Arbitrage Fund LP, Countrywide Partners LLC and WEC Partners LLC. [3 investors] (6)

10.17 As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Simon Langbart, Robert Langbart, Arik Ecker, Zwi Ecker, Michael Derman, Errol Derman,Yuval Haim Sobel, Zvi Sobel, Tenram Investment Ltd., Michael Zinn, Michael Weiss. [11 investors] (6)

10.18 As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Southridge Partners LP and Southshore Capital Fund Ltd. [2 investors] (6)

10.19 As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Crestview Capital Master LLC. [1 investors] (6)

10.20 As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Adam Breslawsky, Oded Levy, Michael Epstein, Steven Frank, Joshua Lobel, Joshua Kazan and The Oberon Group LLC. [7 investors] (6)
10.21 Agreement with Newco (Auracall Limited) (6)
10.22 Agreement with ITXC Corporation(6)
10.23 Agreement with Teleglobe International(6)
10.24 Agreement with British Telecommunications(6)
10.25 Agreement with Easyair Limited (OpenAir) (6)
10.26 Agreement with Worldnet(6)
10.27 Agreement with Portfolio PR(6)
10.28 Agreement with Stern and Company(6)
10.29 December 31, 2003 letter to Xfone from A. Keinan(6)
21.   List of  Subsidiaries(1)
23.   Consent of  Chaifetz &  Schreiber,  P.C. (6)
24.   Consent of Hamilton, Lehrer & Dargan, P.A. included in Exhibit 5
----------
(1) Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.'s SB-2 registration statement, file # 333-67232.
(2) Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.'s SB-2/Amendment 1 registration statement, file # 333-67232.
(3) Denotes previously filed exhibit: filed on November 28, 2001 with Xfone, Inc.'s SB-2/Amendment 2 registration statement, file # 333-67232.
(4) Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.'s Form 8-K.
(5) Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.'s SB-2/Post Effective Amendment No. 2 registration statement, file # 333-67232
(6) Denotes previously filed exhibit: filed on April 15, 2004 with Xfone, Inc.'s SB-2/ Amendment 1 registration statement, file #333-113020

We hereby incorporate the following additional documents by reference: (a) our Forms 10-KSB for the year ended December 31, 2001 which was filed on March 27, 2002, for the year ended December 31, 2002 which was filed on March 31, 2003 and amended on April 21, 2004, and for the year ended December 31, 2003 which was filed on April 1, 2004 and amended on April 21, 2004; (b) our Registration Statement on Form SB-2 and all amendments thereto which was filed on February 23, 2004 and amended on April 15, 2004; and our Registration Statement on Form SB-2 and all amendments thereto which was filed on August 10, 2001 and amended on October 16, 2001, November 28, 2001, December 27, 2001, December 28, 2001, February 4, 2002, March 3, 2003, and April 8, 2003; (c) our Forms 10-QSB and all amendments thereto for the periods ended: March 31, 2002 which was filed on May 14, 2002, June 30, 2002 which was filed on August 13, 2002 and amended on August 20, 2002, September 30, 2002 which was filed on November 14, 2002, March 31, 2003 which was filed on May 15, 2003 and amended on April 21, 2004, June 30, 2003 which was filed on August 14, 2003 and amended on April 21, 2004, and September 30, 2003 which was filed on November 10, 2003 and amended on April 21, 2004.

b) Reports on Form 8-K
On February 18, 2004, we filed Form 8-K, Item 5 Other Events, to disclose the completion of a private placement of shares of our common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Dated: May 17, 2004             XFONE, INC.


                                        By:   /s/ Guy Nissenson
                                              Guy Nissenson, President/Chief
                                              Executive Officer