Form 10QSB/A
period 2004-03-31
XFONE INC
filed 2004-05-18
CIK 1126216

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

   Item 6 - Exhibits and Reports on Form 8-K..................................27

PART I - FINANCIAL INFORMATION

FINANCIAL REPORTS



--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


                        CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

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

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                                 BALANCE SHEET
                                   UNAUDITED

                                               March 31,         December 31,     March 31,     December 31,
                                                  2004               2003            2004           2003
                                              ------------       -----------     ------------   -----------
                                                                         Convenience translation into U.S.$
                                                                         ----------------------------------
Current assets

Cash                                     (pound)2,127,117    (pound)977,008       $3,913,895    $1,797,695

Accounts receivable, net                        1,203,754         1,263,824        2,214,908     2,325,437

Prepaid expenses and other
  receivables (Note 3)                            432,711           340,944          796,188       627,337

Loan to shareholder (Note 4)                       47,032            54,070           86,538        99,489
                                         ----------------  ----------------       ----------    ----------
Total Current Assets                            3,810,615         2,635,847        7,011,529     4,849,958
                                         ----------------  ----------------       ----------    ----------
Loan to shareholder (Note 4)                      232,666           232,666          428,105       428,105
                                         ----------------  ----------------       ----------    ----------

Fixed assets (Note 5)

Cost                                              596,445           559,786        1,097,459     1,030,006

Less - accumulated depreciation                  -158,963          -138,071         -292,491      -254,051
                                         ----------------  ----------------       ----------    ----------

Total fixed assets                                437,482           421,715          804,967       775,955
                                         ----------------  ----------------       ----------    ----------

Total assets                             (pound)4,480,763  (pound)3,290,228       $8,244,601    $6,054,018
                                         ================  ================       ==========    ==========

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                                  BALANCE SHEET
                                   UNAUDITED

                                             March 31,        December 31,       March 31,          December 31,
                                               2004              2003              2004                2003
                                         ----------------   ----------------    ----------          -----------

                                                                          -----------------------------------
                                                                           Convenience translation into U.S.$
                                                                          -----------------------------------
Current liabilities
Dividend  payable                                      --      (pound)86,270            --           $158,737
Notes payable - current portion
  (Note 8)                                          4,000              4,000         7,360              7,360
Trade payables                                  1,446,922          1,637,431     2,662,334          3,012,871
Other liabilities and accrued
  expenses (Note 7)                               278,541            379,809       512,515            698,849
Obligations under capital leases -
  current portion                                  66,684             66,774       122,699            122,864
                                         ----------------   ----------------    ----------         -----------
Total current liabilities                (pound)1,796,147   (pound)2,174,284    $3,304,908         $4,000,681

Deferred taxes                                     36,109             36,109        66,441             66,441
Notes payable (Note 8)                              2,166              3,166         3,986              5,825
Obligation under capital lease                     69,135             86,563       127,206            159,276
                                         ----------------   ----------------    ----------         -----------

Total liabilities                        (pound)1,903,556   (pound)2,300,122    $3,502,541         $4,232,223
                                         ----------------   ----------------    ----------         -----------
Shareholders' equity
Preferred stock - 50,000,000 shares
  authorised, none issued
Common stock:
25,000,000 shares authorised,
   (pound).0006896 par value;
   6,104,421 and 5,117,684
   issued and outstanding,
   respectively                                     4,210              3,530         7,746              6,495
Contributions in excess of shares               1,676,866            193,514     3,085,433            356,066

Retained earnings                                 896,131            793,062     1,648,881          1,459,234
                                         ----------------   ----------------    ----------         -----------

Total shareholders' equity                      2,577,207            990,106     4,742,060          1,821,795
                                         ----------------   ----------------    ----------         -----------

Total liabilities and
   shareholders' equity                  (pound)4,480,763   (pound)3,290,228    $8,244,601         $6,054,018
                                         ================   ================    ==========         ===========

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                             STATEMENT OF OPERATIONS
                                   UNAUDITED

                                                   March 31,        December 31,          March 31,        December 31,
                                                     2004               2003                 2004              2003
                                               ----------------    ----------------       ----------       ------------

                                                                                     ----------------------------------
                                                                                     Convenience translation into U.S.$
                                                                                     ----------------------------------
Revenues                                       (pound)2,307,215    (pound)1,074,662       $4,245,275        $1,977,378
Cost of revenues                                     -1,561,238            -582,225       -2,872,679        -1,071,294
                                               ----------------    ----------------       ----------        ----------

Gross profit                                            745,976             492,437        1,372,596           906,084
                                               ----------------    ----------------       ----------        ----------

Operating expenses: (Note 13)
Research and development                                -10,000              -9,000          -18,400           -16,560
Marketing and selling                                  -367,207            -199,311         -675,661          -366,732
General and administrative                             -234,168            -191,952         -430,869          -353,192
                                               ----------------    ----------------       ----------        ----------

Total operating expenses                               -611,375            -400,263       -1,124,930          -736,484
                                               ----------------    ----------------       ----------        ----------

Operating profit                                        134,601              92,174          247,666           169,600
Financing expenses - net (Note 13)                      -10,845              -7,355          -19,954           -13,533
Other income                                              5,313               3,154            9,776             5,803
                                               ----------------    ----------------       ----------        ----------

Income before taxes                                     129,069              87,973          237,488           161,870
Taxes on income                                         -26,000             -17,000          -47,840           -31,280
                                               ----------------    ----------------       ----------        ----------

Net income                                       (pound)103,069       (pound)70,973         $189,648          $130,590
                                               ================    ================       ==========        ==========

Earnings Per Share:
Basic                                               (pound)0.02         (pound)0.01            $0.03             $0.03
                                               ================    ================       ==========        ==========

Diluted                                             (pound)0.01         (pound)0.01            $0.03             $0.02
                                               ================    ================       ==========        ==========

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   UNAUDITED

                                           Number of                           Contributions                             Total
                                           Ordinary                            in excess of         Retained         Shareholders'
                                            Shares          Share Capital        par value          Earnings            Equity
                                       ----------------    --------------    ----------------    --------------    ----------------
Balance at January 1, 2003                    5,060,889      (pound)3,490      (pound)180,219    (pound)457,887      (pound)641,596
Issuance of shares                               56,795                40              13,295                --              13,335
Net income                                           --                --                  --           421,445             421,445
Dividend payable                                                                       -86270                --              86,270
                                       ----------------    --------------    ----------------    --------------    ----------------

Balance at December 31, 2003                  5,117,684      (pound)3,530      (pound)193,514    (pound)793,062      (pound)990,106
                                       ----------------    --------------    ----------------    --------------    ----------------


Balance at January 1, 2004                    5,117,684             3,530             193,514           793,062      (pound)990,106
Issuance of shares                              986,737               680           1,483,352                --    (pound)1,484,031
Net income                                           --                --                  --           103,069      (pound)103,069
Dividend payable                                     --                --
                                       ----------------    --------------    ----------------    --------------    ----------------

Balance at March 31, 2004              (pound)6,104,421      (pound)4,210    (pound)1,676,866    (pound)896,131    (pound)2,577,207
                                       ================    ==============    ================    ==============    ================

CONVENIENCE TRANSLATION INTO U.S.$:
Balance at January 1, 2004                    5,117,684    $        6,495    $        356,066    $    1,459,234    $      1,821,795
Issuance of shares                              986,737             1,250           2,729,367                --    $      2,730,618
Net income                                           --                --                  --           189,648    $        189,648
Dividend payable                                                                                             --                  --
                                       ----------------    --------------    ----------------    --------------    ----------------

Balance at March 31, 2004                     6,104,421    $        7,746    $      3,085,433    $    1,648,882    $      4,742,060
                                       ================    ==============    ================    ==============    ================

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                         Three months ended                     Three months ended
                                                       March             March              March              March
                                                        2004              2003              2004                2003
                                                   --------------    -------------       -----------        -----------

                                                                                    -----------------------------------
                                                                                     Convenience translation into U.S.$
                                                                                    -----------------------------------
Cash flow from operating activities
Net income                                         (pound)103,069    (pound)70,974          $189,648           $130,592
Adjustments to reconcile net cash
     provided by (used in) operating activities          -295,544          129,207          -543,801           $237,741
                                                   --------------    -------------       -----------        -----------

Net cash provided by operating activities                -192,475          200,181          -354,155            368,333
                                                   --------------    -------------       -----------        -----------

Cash flow from investing activities
Investments made in year                                       --                                 --

Purchase of equipment                                     -36,659          -38,319           -67,452           -$70,507
                                                   --------------    -------------       -----------        -----------

Net cash used in investing activities                     -36,659          -38,319           -67,452           -$70,507
                                                   --------------    -------------       -----------        -----------

Cash flow from financing activities
Repayment of long term debt                                -1,000           -6,942            -1,839           -$12,773
Repayment of capital lease obligation                         -90
Proceeds from issuance of long term debt                  -17,428                            -32,067
Proceed from sale of fixed assete                              --                                 --
Dividend paid                                              -86270
Proceeds from issuance of common stock-net              1,484,031            4,762         2,730,618             $8,762
                                                   --------------    -------------       -----------        -----------

Net cash provided by financing activities               1,379,243        -2,180            2,537,808            -$4,011
                                                   --------------    -------------       -----------        -----------

Net increase in cash                                    1,150,109          159,682         2,116,201           $293,815
Cash, beginning of year                                   977,008          471,963         1,797,695           $868,412
                                                  ---------------   --------------        ----------         ----------

Cash at end of quarter                           (pound)2,127,117   (pound)631,645        $3,913,895         $1,162,227
                                                  ===============   ==============        ==========         ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                         Three months ended                   Three months ended
                                                      March 31,        March 31,          March 31,          March 31,
                                                        2004             2003               2004               2003
                                                   --------------    -------------       -----------        -----------

                                                                                     ----------------------------------
                                                                                     Convenience translation into U.S.$
                                                                                     ----------------------------------
Issuance of  shares of common stock for
Compensation for professional services
in connection with the offering:
Number of shares                                           17,500                             17,500

Amount                                              (pound)28,533                            $52,500

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                        STATEMENTS OF CASH FLOWS (CONT.)


(1) ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

                                                Three months ended                        Three months ended
                                             March             March                     March              March
                                             2004              2003                      2004               2003
                                        ---------------   --------------            -------------       -----------
                                                                               -------------------------------------
                                                                                Convenience translation into U.S.$
                                                                               -------------------------------------
Depreciation                              (pound)20,892    (pound)14,696                  $38,441           $27,041

Bad debt expense                                  9,274               --                   17,064                --

Stock issued for professional services           28,533               --                   52,500                --
                                        ---------------   --------------            -------------       -----------
                                                 58,699           14,696                  108,006            27,041

Changes in assets and liabilities:
Decrease in trade receivables                    50,796           37,820                   93,464            69,589
(Increase)Decrease in other receivables         -91,767           47,722                 -168,851            87,808
Decrease in shareholder loan                      7,038           24,906                   12,950            45,827
Dividend payable                                                 -63,261                       --          -116,400
(Decrease)Increase in trade payables           -190,509          104,079                 -350,536           191,505
Decrease in other payables                     -129,801          -36,755                 -238,834           -67,629
                                        ---------------   --------------            -------------       -----------
Total adjustments                              -354,243          114,511                 -651,807           210,700
                                        ---------------   --------------            -------------       -----------

                                        -(pound)295,544   (pound)129,207                -$543,801          $237,741
                                        ===============   ==============            =============       ===========

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


NOTE 18 -   SUBSEQUENT EVENTS

During May 2004, the company established an Israel based subsidiary, Xfone Comunications Ltd.("Communications"). Communications applied for a license to become an international telecom service provider in Israel. According to the government regulation the company issued a bank guarantee to the government of Israel for the ammount of 10M NIS, approximately, $2.3M Communications is owned 74% by the Company, 26% by HSN Communication Ltd., an Israeli based company, that is owned: 40% by Ms Naama Harish, the wife of Dr. Eyal Harish a member of the board of directors, 40% by Dionysos Investments Ltd., a company owned by members of the family of the CEO of the Company. The Israeli Government regulations mandate that a least 26% of the applicant company must be owned by Israeli citzens residing in Israel. Communications has no operating activity and is not expected to have any operating activity until its license is granted.

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

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.

We are a holding company that operates entirely through our subsidiary, Swiftnet, Ltd., a United Kingdom based telecommunication service provider and licensed telecommunication carrier. As of May 14, 2004, Swiftnet, Ltd. is and has been our source of income. Through Swiftnet, we sell and develop telecommunication services, including telephony, fax messages, mobile, calling cards, and Internet driven applications and mainly in the United Kingdom and Europe. In addition, Swiftnet provides services and telecom solutions to resellers and partners worldwide. On October 4, 2000, Xfone acquired Swiftnet which had a business plan to provide comprehensive telecommunication services and products by integrating new and old products, services and ideas through one website. Swiftnet was incorporated in 1991 under the laws of the United Kingdom. Until 1999, the main revenues for Swiftnet were derived from messaging and fax broadcast services. During the year 2000, Swiftnet shifted its business focus and our focus has remained on telephony voice services offering comprehensive support packages to resellers and new services. Utilizing automation and proprietary software packages, Swiftnet's strategy is to grow without the need of heavy investments and with lower expenses for operations and registration of new customers.

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

We have four major types of customers:
      o Residential - These customers either must dial a special 4 digit code and access our switch or acquire a box that dials automatically.
      o Commercial - Smaller business are treated the same as residential customers. Larger businesses' PBX (Telephony system) units are programmed to dial the 4 digit code automatically.
      o Governmental agencies - Includes the United Nations World Economic Forum, the Argentine Embassy and the Israeli Embassy.
      o Resellers - We provide them with our telephone and messaging services for a wholesale price, calling cards are treated by resellers . For WorldNet we also provide the billing system.

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


Consolidated Statement of Operations

Revenues. Revenues for the quarter ended March 31, 2004 increased 115% to (pound)2,307,215 ($4,245,275) from (pound)1,074,662 ($1,977,378) for the same period in 2003. The increase in our Revenues is primarily attributable to the revenues that derive from calling card services. Revenues generated from calling cards grew to (pound)1,085,987 for the quarter ended March 31, 2004 from (pound)95,610 for the same period of 2003. Main growth was generated by our affiliated company, Story Telecom, from calling cards revenues of (pound)986,795 for the quarter ended March 31, 3004 as compared with (pound)54,350 for the same period of 2003. All traffic generated by the Story Telecom calling cards is delivered through our systems.


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

We believe that during the remainder of Fiscal Year 2004, our current business base in the United Kingdom for the same type of services and customers will continue to generate most of our revenues; however, we plan to offer some new services and billing alternatives to stronger the connection with our registered customers and to enable easy usage of our services to non registered users.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies, depreciation of relevant equipment and other related charges. Cost of revenues increased 172% to (pound)1,561,238 ($2,872,679) for the three months ended March 31, 2004, from (pound)582,225 ($1,071,294) for the three months ended March 31, 2003, representing 68% and 54% of the total revenues for the three months ended March 31, 2004 and March 31, 2003, respectively. The increase in the cost of revenues as a percentage of revenues is attributable to the increase of our revenues that derive from the Story Telecom project that currently focuses on Calling Cards services. The Story Telecom Project accounts for approximately 43% of our Revenues in the three months ended March 31, 2004 and approximately 5% in the three months ended March 31, 2003. Our cost of revenues as a percentage of revenues in the Story Telecom project is approximately 94% while the cost of revenues as a percentage of the rest of our revenues was 48% for the three months ended March 31, 2004 and 51% for the three months ended March 31, 2003. This decrease of the cost of revenues as a percentage of revenues for non Story Telecom related revenues is mainly attributable to lower prices negotiated with our new and old suppliers and because we haven't reduced the prices for our services proportionally.


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

Marketing and Selling Expenses. Marketing and selling expenses increased to (pound)367,207 ($675,661) from (pound)199,311 ($366,732) for the three months ended March 31, 2004 and 2003, respectively. The increase in marketing expenses is attributable to the increasing revenues derived from commission related activities, including commissions for resellers of numbers similar to 1-800 or 1-900 with no specific geographical place. Our agreement with resellers can be terminated within a relatively short notice of 7-60 days. Our bigger non affiliated reseller is Worldnet that generated approximately 6% of our Revenues in 2003, Worldnet can terminate the agreement with a 7 days notice; should it decide to terminate this agreement our Revenues will be affected accordingly. Marketing and selling expenses as a percentage of revenues were 16% and 19% for the three months ended March 31, 2004 and 2003, respectively.

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

Earning per share
The earning per share of common stock for the three months ended 31, 2004 was (pound)0.02 ($0.03) for the basic weighted average 5,611,052 Shares and (pound)0.01 ($0.03) for diluted weighted average 6,922,789 shares, including the options and warrants to buy 2,623,474 shares. Earning per share for the three months ended March 31, 2004 was (pound)0.01 ($0.03) for the basic weighted average 5,030,444 shares and (pound)0.03 ($0.02) for the diluted 5,530,444 shares.

Balance Sheet

Current Assets. Current assets amounted to (pound)3,810,615 ($7,011,529) as of March 31, 2004 as compared to (pound)2,635,847 ($4,849,958) as of December 31, 2003. This increase in our current assets is mainly attributable to the growth of (pound)1,150,109 ($2,116,201) in the Cash balance attributable to the funds we raised during the quarter.

Loan to shareholder. Loan to the shareholder, Mr. Keinan, our Chairman of the Board of Directors, amounted to (pound)279,698 ($514,644) as of March 31, 2004, as compared to (pound)286,736 ($527,594) as of December 31, 2003. The decrease represents a repayment of (pound)7,038 ($12,950). Out of the total amount, (pound)47,032 ($86,538) is classified as current assets since Mr. Keinan agreed to repay us this current assets amount during fiscal year 2004. In March 2004, Mr. Keinan signed a note to repay his loan in four installments:

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

During the three months ended March 31, 2004 we used (pound)(pound)36,659 ($67,452) for the purchase of capital equipment. We have lease obligations to repay (pound)78,091 ($143,687) during fiscal year 2004 and an additional (pound)77,611 ($142,804) till the end of 2007. Our capital investments are primarily for the purchase of equipment and software for services that we provide or intend to provide. In the fiscal year 2004, we may procure additional equipment, such as Switch modules and other Telecom systems and equipment, to enhance our capacity in the United Kingdom for the amount of approximately (pound)100,000 ($184,000).

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

We believe that our future cash flow from operations together with our current cash will be sufficient to finance our operation activities through the years 2004 and 2005. We will consider different financial alternatives such as bank loans and or raising additional capital through a public or private placement to fund possible acquisitions and the establishment of businesses in new locations.

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

Our cost of revenues is all in British Pounds; most of our liabilities, operating and financing expenses are in United Kingdom Pounds. The remainder of the assets, liabilities, revenues and expenditures are in U.S. Dollars.

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