Form 10QSB/A
period 2003-03-31
XFONE INC
filed 2004-06-04
CIK 1126216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO.2
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
                      QUARTERLY PERIOD ENDED MARCH 31, 2003.

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

There has not been any change in our internal control over financial reporting during the last quarter, which ended March 31, 2003, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
31.      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

         Dated: June 3, 2004                  XFONE, INC.

                                        By:   /s/ Guy Nissenson
                                              Guy Nissenson, President/Chief
                                              Executive Officer/Chief
                                              Financial Officer/Chief Accounting
                                              Officer