Form 10QSB/A
period 2003-06-30
XFONE INC
filed 2004-06-04
CIK 1126216

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
                      QUARTERLY PERIOD ENDED JUNE 30, 2003

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

There has not been any change in our internal control over financial reporting during the last quarter, which ended June 30, 2003, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

