Form 10QSB/A
period 2003-09-30
XFONE INC
filed 2004-06-07
CIK 1126216

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

                           Xfone, Inc. and Subsidiary

                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

            On January 1, 2004, the Company entered into an agreement with
            Portfolio PR Inc., an investment relations firm. This agreement provides, among others, a monthly payment to Portfolio PR of $3,500 plus 1,000 shares of the Company's common stock. On April 23, 2004, the Company canceled the agreement with Portfolio PR Inc. "for cause". In June 2004, Portfolio PR agreed to receive from the
            Company $7,209.09 in cash and 4,000 shares of the Company's common stock as total and final consideration and that the Company would have no further obligation to pay it any additional cash, shares, warrants, or any other consideration in connection with this agreement.

            On December 30, 2003, the Company declared a dividend of $0.03 per share, totaling $153,561, to stockholders of record on December 31,
            2003 payable on February 16, 2004.

                                       F-22

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

There has not been any change in our internal control over financial reporting during the last quarter, which ended September 30, 2003, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
April 8, 2003; (c) our Forms 10-QSB for the periods ended March 31, 2002 which was filed on May 14, 2002, June 30, 2002 which was filed on August 13, 2002 and amended on August 20, 2002, September 30, 2002 which was filed on November
14, 2002, March 31, 2003 which was filed on May 15, 2003 and amended on
April 21, 2004 and June 4, 2004, and June 30, 2003 which was filed on August 14,
2003 and amended on April 21, 2004 and June 4, 2004.

b)  Reports on Form 8-K
None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated: June 7, 2004            XFONE, INC.

                                        By:   /s/ Guy Nissenson
                                              Guy Nissenson, President/Chief
                                              Executive Officer/Chief
                                              Financial Officer/Chief Accounting
                                              Officer

