Form 10KSB/A
period 2002-12-31
XFONE INC
filed 2004-06-09
CIK 1126216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 2

                                       TO

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

As of March 26, 2003, there were 5,071,539 shares of our common stock issued and outstanding; as of June 4, 2004, there were 6,105,445 shares of our common stock issued and outstanding.

We have incorporated by reference, our Form SB-2 Registration Statement and all amendments thereto.

Transitional Small Business Disclosure Format (Check one): Yes [ ];  No [X]

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2002

                                     PART I

                                     PART II

Item 8.     Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure.............................22
Item 8A.    Controls and Procedures.........................................22

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

                                     PART I

Item 1. Description of Business

General

We were incorporated in the State of Nevada on September 1, 2000 to acquire our wholly owned subsidiary Swiftnet, Ltd. and to conduct Swiftnet's telecommunications business. Swiftnet was incorporated under the laws of the
United Kingdom on February 12, 1990. We completed the acquisition of Swiftnet on
October 4, 2000 through a share exchange whereby we acquired all of Swiftnet's issued and outstanding stock in exchange for 2.4 million shares of our newly issued common stock. At the time of the share exchange, the 2.4 million shares represented 55% of our issued shares. As a result of the share exchange,
Swiftnet became our subsidiary, the members of Swiftnet's board of directors were appointed to our board of directors and Swiftnet's officers became our officers. We are authorized to issue 25,000,000 shares of common stock. As of
March 26, 2003, there are 5,071,539 shares of common stock issued and outstanding; as of June 4, 2004, there were 6,105,445 shares of our common stock issued and outstanding. We are authorized to issue 50,000,000 shares of preferred stock, no shares of which are issued and outstanding.

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

Material Agreements:

Reseller Agreements

We have agreements with approximately 20 resellers, including VSAT and Worldnet.

Our reseller agreement with Worldnet may be terminated with 7 days notice. Our reseller agreement with VSAT provides that we receive payment directly from a customer secured by VSAT and we then remit to VSAT their portion of the sale.

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

In addition, the agreement provides that Nir Davidson will have the option to purchase our shares of common stock within a 12 month period after the September
30, 2002 agreement, according to the formula specified in paragraph 28 of the agreement. Since the filing of our original Form 10-KSB on March 31, 2003, the right for the options was cancelled, on September 30, 2003, because Story
Telecom failed to meet the sales and profit criteria.

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
In this lawsuit, we allege an unpaid debt due to us in the amount of $50,000 from MG Telecom for services rendered by us. The debt arose from an agreement between us and MG Telecom, a provider of calling card services, in which traffic originating from MG Telecom calling cards was delivered through our system in
London. Mr. Shur signed a personal guarantee agreement to secure the MG Telecom obligations under our agreement with MG Telecom. Mr. Shur has filed a request for leave to defend. The court has not rendered a judgment in the matter and we are unable to determine the future dispositions of this matter. Since the filing of our original Form 10-KSB on March 31, 2003, the court session for the hearing of the evidence was scheduled for February 24, 2004, but postponed to March 22,
2004, at which time an evidentiary hearing was held. An additional evidentiary hearing will be held on September 6, 2004.

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

                                      F-5

-----------------------------------------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
-----------------------------------------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Years                       Years
                                                          Ended                       Ended
                                                       December 31,                 December 31,
                                                   2002           2001         2002            2001
                                                 -----------------------    -------------------------
                                                                            Convenience translation
                                                                                   into U.S. $
Cash flow from operating activities
Net income                                       £240,981       £145,606     $385,570        $232,970
Adjustments to reconcile net income to net cash
      provided by operating activities            104,398         35,665      167,036          57,064
                                                 -----------------------    --------------------------
Net cash provided by operating activities         345,379        181,271      552,606         290,034
                                                 -----------------------    --------------------------
Cash flow from investing activities
Investments made in year                             (515)          -            (824)           -
Purchase of equipment                            (152,757)      (108,377)    (244,411)       (173,403)
                                                 -----------------------    --------------------------
Net cash used in investing activities            (153,272)      (108,377)    (245,235)       (173,403)
                                                 -----------------------    --------------------------
Cash flow from financing activities
Repayment of long term debt                        (9,970)          -         (15,952)           -
Proceeds from issuance of long term debt             -             9,904         -             15,846
Proceeds from issuance of common stock             10,583           -          16,933            -
                                                 -----------------------    --------------------------
Net cash  provided by financing activities            613          9,904          981          15,846
                                                 -----------------------    --------------------------
Net increase in cash
Cash, beginning of year                           279,243        196,445      446,789         314,312
Cash, at end of year                             £471,963       £279,243     $755,141        $446,789
                                                 =======================    ==========================

Supplement disclosures of cash flow information:
Net cash paid during the year for:
Income taxes                                      £41,723         £ -         $66,757        $   -
                                                 =======================    ==========================
Interest                                          £12,816         £6,496      $20,506        $ 10,394
                                                 =======================    ==========================

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

                                                    Years                             Years
                                                    Ended                             Ended
                                                 December 31,                      December 31,
                                            2002            2001            2002               2001
                                         -------------------------      -------------------------------
                                                                             Convenience translation
                                                                                   into U.S. $
                                         -------------------------      -------------------------------

Depreciation                              £58,300         £37,012          $93,280            $59,219
                                         -----------     -----------    -------------     -------------

Stock issued for professional services     28,775           6,898           46,040             11,037
                                         -----------   -----------      -------------     -------------

Changes in assets and liabilities:
Increase in trade receivables            (233,770)       (431,873)        (374,032)          (690,997)
(Increase) decrease in other receivables  (65,570)         58,793         (104,912)            94,068
Increase in shareholder loans             (20,783)        (66,212)         (33,253)          (105,939)
Increase in trade payables                214,607         461,466          343,371            738,346
Increase (decrease) in other payables     117,839         (50,419)         188,542            (80,670)
Increase in deferred taxes                  5,000          20,000            8,000             32,000
                                         -----------   -----------      -------------     -------------

 Total adjustments                         17,323          (8,245)          27,716            (13,192)
                                         -----------   -----------      -------------     -------------
                                         £104,398         £35,665         $167,036            $57,064
                                         ===========   ===========      =============     =============

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

                                      F-11

--------------------------------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note  5 - Fixed Assets

                                                   December 31,                December 31,
                                                       2002                        2002
                                                   ------------     ----------------------------------
                                                                    Convenience translation into U.S.$
                                                   ------------     ----------------------------------
          Cost
          Machinery and equipment                   £289,871                     $463,794
          Office furniture and equipment              59,409                       95,054
          Motor vehicle                               35,000                       56,000
          Development costs                           32,060                       51,296
          Property held under capital lease:
             Switching equipment                     143,131                      229,010
                                                   ------------     ----------------------------------
                                                    £559,471                     $895,154
                                                   ============     ==================================
          Accumulated Depreciation
          Machinery and equipment                   £206,244                     $329,990
          Office furniture and equipment              46,200                       73,920
          Motor vehicle                               23,925                       38,280
          Development costs                            8,015                       12,824
          Property held  under capital lease:
             Switching equipment                      22,193                       35,509
                                                   ------------     ----------------------------------
                                                    £306,577                     $490,523
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

Note 7 -Other Liabilities and Accrued Expenses

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
                                                                        -------------------------
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

                                      F-16

--------------------------------------------------------------------------------
                           Xfone, Inc. and Subsidiary
--------------------------------------------------------------------------------

   Note 12 - Earnings Per Share
                                            -----------------------------------------------------------
                                                                         2002
                                                                   Weighted Average
                                            -----------------------------------------------------------
                                                 Income        Shares         Per Share     Per Share
                                              (Numerator)   (Denominator)      Amounts      Amounts
                                            -----------------------------------------------------------
                                                                                          Convenience
                                                                                          translation
                                                                                          into U.S. $
                                            -----------------------------------------------------------
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

                                            -----------------------------------------------------------
                                                                         2001
                                                                   Weighted Average
                                            -----------------------------------------------------------
                                                 Income        Shares         Per Share    Per Share
                                              (Numerator)   (Denominator)      Amounts      Amounts
                                            -----------------------------------------------------------
                                                                                          Convenience
                                                                                          translation
                                                                                          into U.S. $
                                            -----------------------------------------------------------
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
                           Xfone, Inc. and Subsidiary
----------------------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 13 - Selected Statement of Operations Data

                                                    Years                       Years
                                                    Ended                       Ended
                                                 December 31,                December 31,
                                              2002         2001           2002          2001
                                            --------     --------       --------      --------
                                                                        Convenience translation
                                                                              into U.S. $
                                            --------     --------      ------------------------
         A. Marketing & Selling:
             Advertising                    £ 22,401     £  4,904       $ 35,842      $  7,847
             Consultancy                      59,372       39,187         94,995        62,699
             Commissions                     174,835      139,827        279,735       223,723
             Others                           63,810       35,320        102,096        56,512
                                            --------     --------       --------      --------
                                            £320,418     £219,238       $512,668      $350,781
                                            ========     ========       ========      ========

         B. General & Administrative:
             Salaries & benefits            £268,884     £180,952       $430,215      $289,524
             Rent & maintenance               90,916       47,623        145,466        76,197
             Communications                   11,539       28,619         18,462        45,791
             Professional fees               142,863      156,959        228,581       251,134
             Bad debts                       226,984       84,427        363,174       135,083
             Depreciation                     58,300       37,012         93,280        59,219
             Others                           79,138        8,344        126,621        13,350
                                            --------     --------       --------      --------
                                            £878,624     £543,936     $1,405,799      $870,298
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
                           Xfone, Inc. and Subsidiary
----------------------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 13 - Selected Statement of Operations Data (cont.)

                                                    Years                       Years
                                                    Ended                       Ended
                                                 December 31,                December 31,
                                              2002         2001           2002          2001
                                            --------     --------       --------      --------
                                                                       Convenience translation
                                                                             into U.S. $
                                            --------     --------     -------------------------
         C. Financing Expenses, Net:
             Bank interest & charges        £  1,607     £ 25,741       $  2,571      $ 41,186
             Interest on capital lease         8,476        3,808         13,562         6,093
             Foreign currency exchange            21         -                34          -
             Other interest and charges        2,733        1,433          4,372         2,292
                                            --------     --------       --------      --------
                                            £ 12,837    £  30,982       $ 20,539      $ 49,571
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

Item 8A. Controls and Procedures

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

There has been no change in our internal control over financial reporting during the last quarter, which ended December 31, 2002, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
10.14    Lease Agreement between Postwick Property Holdings Limited and
         Swiftnet, Ltd. dated October 8, 2001.(2)
10.15    Agreement between Xfone, Inc., Swiftnet, Ltd., and Nir Davidson dated
         September 30, 2002(4)
21.      List of Subsidiaries(1)
24.      Consent of Hamilton, Lehrer & Dargan, P.A. included in Exhibit 5(1)
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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for the fiscal year ended December 31, 2002 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated as follows: we paid our accountant, Chaifetz &
Schreiber, P.C. $29,500.

Audit-Related Fees

None.

Tax Fees

The aggregate fees billed for the fiscal year ended December 31, 2002 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were estimated as follows: we paid our accountant, Chaifetz & Schreiber, P.C. $2,500.

All Other Fees

None.

Audit Fees

The aggregate fees billed for the fiscal year ended December 31, 2001 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated as follows: we paid our accountant, Chaifetz & Schreiber,
P.C. $13,000.

Audit-Related Fees

None.

Tax Fees

The aggregate fees billed for the fiscal year ended December 31, 2001 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were estimated as follows: we paid our accountant,
Chaifetz & Schreiber, P.C. $2,000.

All Other Fees

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               XFONE, INC.
               (Registrant)

                                      By /s/Guy Nissenson
Date: June 9, 2004                       Guy Nissenson
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

  Signature                   Title                                 Date

/s/Abraham Keinan
Abraham Keinan                Chairman of the Board             June 9, 2004
                              of Directors

/s/Guy Nissenson
Guy Nissenson                 President,                        June 9, 2004
                              Principal Executive Officer,
                              Principal Financial Officer,
                              Principal Accounting Officer,
                              and Director

/s/Eyal Harish
Eyal Harish                   Director                          June 9, 2004

