Form 10QSB/A
period 2004-03-31
XFONE INC
filed 2004-06-09
CIK 1126216

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of June 7, 2004, the issuer had 6,105,445 shares of common stock outstanding.

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

   Notes to Consolidated Financial Statements.............................8 - 23

   Item 2 - Management's Discussion and Analysis and Plan of
     Operations...............................................................24

   Item 3 - Controls and Procedures...........................................29

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings...............................................II-1

   Item 2 - Changes in Securities and Use of Proceeds.......................II-1

   Item 3 - Default Upon Senior Securities.................................II-10

   Item 4 - Submission of Matters to a Vote of Security Holders............II-10

   Item 5 - Other Information..............................................II-10

   Item 6 - Exhibits and Reports on Form 8-K...............................II-10

PART I - FINANCIAL INFORMATION

FINANCIAL REPORTS

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


                        CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

                              AS OF MARCH 31, 2004

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2004

                                    CONTENTS

                                                                PAGE
                                                                ----

         Balance Sheet                                           2-3

         Statement of Operations                                 4

         Statement of Changes in Shareholders' Equity            5

         Statement of Cash Flows                                 6-7

         Notes to Consolidated Financial Statements              8

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
                                         ================   ================    ==========         ===========

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                             STATEMENT OF OPERATIONS
                                   UNAUDITED

                                                   March 31,          March 31,            March 31,         March 31,
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
                                       ================    ==============    ================    ==============    ================

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                         Three months ended                     Three months ended
                                                       March             March              March              March
                                                        2004              2003              2004                2003
                                                   --------------    -------------       -----------        -----------

                                                                                    -----------------------------------
                                                                                     Convenience translation into U.S.$
                                                                                    -----------------------------------
Cash flow from operating activities
Net income                                         (pound)103,069    (pound)70,974          $189,648           $130,592
Adjustments to reconcile net cash
     provided by (used in) operating activities          -295,544          129,207          -543,801           $237,741
                                                   --------------    -------------       -----------        -----------

Net cash provided by operating activities                -192,475          200,181          -354,155            368,333
                                                   --------------    -------------       -----------        -----------

Cash flow from investing activities
Investments made in year                                       --                                 --

Purchase of equipment                                     -36,659          -38,319           -67,452           -$70,507
                                                   --------------    -------------       -----------        -----------

Net cash used in investing activities                     -36,659          -38,319           -67,452           -$70,507
                                                   --------------    -------------       -----------        -----------

Cash flow from financing activities
Repayment of long term debt                                -1,000           -6,942            -1,839           -$12,773
Repayment of capital lease obligation                         -90
Proceeds from issuance of long term debt                  -17,428                            -32,067
Proceed from sale of fixed assets                              --                                 --
Dividend paid                                             -86,270
Proceeds from issuance of common stock-net              1,484,031            4,762         2,730,618             $8,762
                                                   --------------    -------------       -----------        -----------

Net cash provided by financing activities               1,379,243           -2,180         2,537,808            -$4,011
                                                   --------------    -------------       -----------        -----------

Net increase in cash                                    1,150,109          159,682         2,116,201           $293,815
Cash, beginning of year                                   977,008          471,963         1,797,695           $868,412
                                                  ---------------   --------------        ----------         ----------

Cash at end of quarter                           (pound)2,127,117   (pound)631,645        $3,913,895         $1,162,227
                                                  ===============   ==============        ==========         ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                         Three months ended                   Three months ended
                                                      March 31,        March 31,          March 31,          March 31,
                                                        2004             2003               2004               2003
                                                   --------------    -------------       -----------        -----------

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

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 2 -    SIGNIFICANT ACCOUNTING POLICIES (CONT.)

            J.    Stock-Based Compensation

                  The Company accounts for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." All equity-based awards to non-employees are accounted for their fair value in accordance with SFAS No. 123. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price.

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

                  The FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," in January 2003 and amended the Interpretation in December 2003. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. Development-stage entities that have sufficient equity invested to finance the activities they are currently engaged in and entities that are businesses, as defined in the Interpretation, are not considered VIEs. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. Intel has completed a review of its investments to determine whether Xfone is the primary beneficiary of any such VIEs. The review did not identify any VIEs that would require consolidation or any significant exposure to VIEs that would require disclosure.

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


NOTE 4 - LOAN TO THE CHAIRMAN OF THE BOARD AND SHAREHOLDER

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
                                                    ===============
                                                    (pound)279,698

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 5 -       FIXED ASSETS

                                                   MAR 31,             DEC 31,             MAR 31,             DEC 31,
                                              ------------------------------------    ------------------------------------
                                                    2004                2003                2004                2003
                                              ----------------    ----------------    ----------------    ----------------
                                                                                                  Convenience
                                                                                               translation into US$
                                                                                      ----------------    ----------------
      COST
      Equipment held under capital lease        (pound)364,577      (pound)364,577    $        670,822    $        670,822
      Office furniture and equipment                    26,593              26,593              48,930              48,931
                                                                                --                                      --
      Development costs                                 52,040              32,060              95,754              58,990
      Computers Equipment                              153,235             136,556             281,952             251,263
                                              ----------------    ----------------    ----------------    ----------------

                                                (pound)596,445      (pound)559,786    $      1,097,459    $      1,030,006
                                              ================    ================    ================    ================

      ACCUMULATED DEPRECIATION
      Equipment held under capital lease         (pound)72,030       (pound)61,869    $        132,535    $        113,839
      Office furniture and equipment                    10,784               9,730              19,842              17,903
                                                                                --                                      --
                                                        19,283              16,030              35,480              29,495
      Computers Equipment                               56,866              50,442             104,633              92,813

                                              ----------------    ----------------    ----------------    ----------------

                                                (pound)158,963      (pound)138,071    $        292,492    $        254,051
                                              ================    ================    ================    ================

NOTE 6 - INVESTMENTS

      The Company has investments in two business ventures of 47 1/2% of Auracall Limited and 40% of Story Telecom, both start up entities in the U.K. Through March 31, 2004, these entities cumulative respective net losses have exceeded the Company's investments therein, respectively. Accordingly, such investments have been reduced to zero. Story and Auracall Limited buy their telecommunications services from the Company.

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 7 - OTHER LIABILITIES AND ACCRUED EXPENSES Convenience

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
                                         ==================== =================    =================== ===================

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTE 14- RELATED PARTY TRANSACTIONS

Refer to notes 4 and 11 for additional
related party activity

                                              Three Months                           Three Months
                                                March 31,           December 31,        March 31,       December 31,

                                          2004             2003        2003         2004        2003       2003
                                          ----             ----        ----         ----        ----       ----
                                                                                Convenience translation into U.S. $
Shareholder's Salaries                (pound)24,000   (pound)15,000             $   44,160   $   27,600


Campbeltown Business Ltd :

   Fees                                   13,222              9,467                 24,328   $   17,419
   Consultancy                            14,250             14,250                 26,220   $   26,220
   Trade payables                          6,472                        6,950       11,908                $12,788

Vision Consultants Limited :

   Fees                                   13,222              9,467                 24,328   $   17,419

Story Telecom Limited :

   Revenues                              986,795             54,350              1,815,703   $  100,004
   Cost of revenues                      930,939             51,274             $1,712,928   $   94,344
   Due from Story Telecom                376,956                      429,604      693,599                790,471
   Trade payables                         25,918                       22,771       47,689                 41,899




Auracall Limited :

   Revenues                              158,722             59,010                292,048   $  108,578
   Cost of revenues                       74,636             19,341                137,330       35,587
   Commissions                            74,642             29,302                137,341       53,916
   Trade payables                          5,860                       18,040       10,782                 33,194

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

During January 2004, the Company granted for services additional 17,510 restricted shares of its common stock with 17,50 each of Warrants A and B attached. During January and February 2004, the Company granted a total of additional 150,000 Warrants A for services.

NOTE 16 -   ECONOMIC DEPENDENCY AND CREDIT RISK

Approximately, 43% of total quarterly ended March 2004, revenues and 31% of Accounts Receivables are derived from one customer Story Telecomm.

The Company may periodically maintain cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000.

NOTE 17 -   SEGMENT INFORMATION

The percentage of the Company's revenues is derived from the following segments.

                                                                      Three Months
                                                            March 1, 2004       March 1, 2003
Telephone minute billing plus messaging services,
including facsimile, nodal, and e-mail related services             48%                81%
Mobile phone services                                                5%                10%
Calling cards                                                       47%                 9%

                                                          ------------          ---------
                                                                   100%               100%
                                                          ============          =========

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

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

Revenues and operating profit

                                                                      Three Months ended March 31,

                                     2004              2003               2004            2003
                              ----------------   ----------------      ----------      ----------
Revenues:                                                        convenience translation into US $
Telephone & Messaging                1,101,668            870,172      $2,027,069      $1,601,116
Mobile                                 119,560            108,880         219,990         200,339
calling cards                        1,085,987             95,610       1,998,216         175,922
                              ----------------   ----------------      ----------      ----------
Total Revenues                (pound)2,307,215   (pound)1,074,662       4,245,276       1,977,377
                              ----------------   ----------------      ----------      ----------

Direct Operating expenses
Telephone & Messaging                  786,833            576,585       1,447,773       1,060,916
Mobile                                 102,958             99,889         189,443         183,796
calling cards                        1,006,290             80,156       1,851,574         147,487
                              ----------------   ----------------      ----------      ----------
Total expenses                       1,896,081            756,630       3,488,789       1,392,199
                              ----------------   ----------------      ----------      ----------

Direct Operating Profit
Telephone & Messaging                  314,835            293,587         579,296         540,200
Mobile                                  16,602              8,991          30,548          16,543
calling cards                    (pound)79,697      (pound)15,454         146,642      $   28,435
                              ----------------   ----------------      ----------      ----------
Total Profits                          411,134            318,032         756,487         556,744

Corporate and common operating
  expenses                             276,533            225,858         508,821         415,579
                              ----------------   ----------------      ----------      ----------
Operating profit                       134,601             92,174         247,666         169,600
                              ================   ================      ==========      ==========

Assets

The assets of the company are for common usage for all reportable segments.

NOTE 18 -   SUBSEQUENT EVENTS

XFONE COMMUNICATION, LTD.

On April 15, 2004, the company established an Israel based subsidiary, Xfone Communication Ltd. ("Xfone Communication"). On May 9, 2004, Xfone Communication applied for a license to become an international telecom service provider in Israel ("the License").

The Israeli Government Regulations ("the Regulations") mandate that at least 26% of an applicant company will be owned by Israeli citizens who reside in Israel. Xfone Communication is therefore owned 74% by the Company and 26% by H.S.N. Communication Investments Ltd., an Israeli based company, that is owned: 40% by Mrs. Naama Harish, the wife of Dr. Eyal Harish a member of the board of directors of the company, 40% by Dionysos Investments Ltd., a company owned by members of the family of Mr. Guy Nissenson, the CEO of the Company, and 20% by Margo Sport Ltd., a company owned by Mr. Giora Spigel and his wife.

According to the Regulations Xfone Communication issued a bank guarantee in favor of the Government of Israel for the amount of 10M NIS (approximately, $2.2M) ("the Bank Guarantee"). In order to attain the Bank Guarantee the company had to deposit in the bank approximately $2.2M and to issue a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone Communication towards the bank. If Xfone Communication will fail to get the License the Bank Guarantee and the Letter of Guarantee will be returned.

On May 16, 2004, the Government of Israel informed Xfone Communication that its application underwent preliminary examination and appears to be acceptable. Therefore, on May 18, 2004, the Government of Israel granted Xfone Communication a Dialing Code ("018"). Nevertheless, the Government of Israel has not yet granted Xfone Communication the License.

To date, Xfone Communication has no operating activity and is not expected to have any operating activity until it will be granted the License.

AGREEMENT AND PLAN OF ACQUISITION

On May 28, 2004, the Company entered into an Agreement to acquire WS Telecom Inc., a Mississippi corporation, through the statutory merger of WS Telecom Inc. with and into the Company's wholly owned subsidiary, Xfone USA, Inc. For the purposes of the acquisition, WS Telecom, Inc. includes its wholly owned subsidiaries eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. The terms and conditions of the Agreement provide that:

      1) all of WS Telecom's issued and outstanding capital stock will be acquired and converted into the right to receive from the Company certain shares of the Company's restricted common stock and warrants convertible into shares of the Company's common stock;

      2) the Company will issue a number of shares of its restricted common stock with an agreed market value of $2,200,000, which will be determined using the weighted average price of the Company's common stock for the ten trading days preceding the trading day immediately prior to the date the Company and WS Telecom Inc. enter into a Management Operating Agreement;

      3) the weighted average price of the Company's common stock, as referred to in 2) immediately above, will in no event be less than $3.30 per share or greater than $4.30 per share;

      4) the Company will issue a number of warrants with a value of $1,300,000, the value of which will be calculated as of the date the Company and WS Telecom Inc. enter into a Management Operating Agreement, assuming 90% volatility of the underlying share of common stock of the Company in accordance with the Black Scholes option - pricing model;

      5) each share of MS Telecom, Inc.'s Preferred Stock issued and outstanding immediately prior to the effective time of the Acquisition will be canceled and extinguished and be converted automatically into the right to receive upon surrender of certificate(s) representing MS Telecom, Inc.'s Preferred Stock, as follows: (i) an amount of the Company's stock consideration equal to the product of the Company's stock consideration times 28.6% divided by total of MS Telecom, Inc.'s Preferred Stock; and (ii) an amount of the Company's warrant consideration equal to the product of MS Telecom, Inc.'s warrant consideration times 28.6% divided by the total of MS Telecom, Inc.'s Preferred Stock;

      6) each share of MS Telecom, Inc.'s common stock issued and outstanding immediately prior to the effective time of the Acquisition will be canceled and extinguished and be converted automatically into the right to receive upon surrender of certificate(s) representing MS Telecom, Inc's common stock, as follows: (i) an amount of our stock consideration equal to the product of the Company's stock consideration times 71.4% divided by the total of MS Telecom, Inc.'s common stock; and (ii) an amount of the Company's warrant consideration equal to the product of the Company's warrant consideration times 71.4% divided by the total of MS Telecom, Inc.'s common stock;

      7) completion of the Acquisition is subject to certain conditions, including: (a) approval of the Agreement and the Acquisition by shareholders;
(b) receipt of regulatory approvals; and (c) certain other customary conditions; and

      8) concurrent with the execution of the Agreement and as material inducements to us and WS Telecom, Inc. as the acquired company, the following agreements will be entered into: (a) employment agreement between Xfone USA, Inc. and Wade Spooner; (b) employment agreement between Xfone USA, Inc. and Ted Parsons; and (c) escrow agreement among the Company, Xfone USA, Inc., Wade Spooner, Ted Parsons, and the escrow agent.

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

Segments of Revenues:

The following table reflects a breakdown of our Revenues according to our segments of services as of March 31, 2004 and 2003:

                                                                                        Percentage of Revenues
                                2004                              2003                   2004           2003
                 ------------------------------    ------------------------------    -----------    -----------
Regular telephony
voice service
and others:      (pound)1,101,668   ($2,027,069)   (pound)870,120     ($1,601,021)            48%            81%
Mobile           (pound)119,560     ($  219,990)   (pound)108,880     ($  200,339)             5%            10%
Calling Cards    (pound)1,085,987   ($1,998,216)   (pound)95,610      ($  175,922)            47%             9%
                 ----------------   -----------    ----------------   -----------    -----------    -----------
Total Revenues   (pound)2,307,215   ($4,245,276)   (pound)1,074,662   ($1,977,378)           100%           100%

The 26% growth in the regular telephony services is mainly attributable to an increase of approximately 600 customers in the first quarter of 2004 since the completion of the first quarter of 2003.

Revenues from affiliated entities Story Telecom and Auracall:

                                                   March 31,
                                              2004         2003
                                           ---------    ---------
Story Telecom                                986,795       54,350
Auracall                                     158,722       59,010
Others                                     1,161,698     961, 302
                                           ---------    ---------
Total                                      2,307,215    1,074,662


Percentage of Rev from affiliated entities Story Telecom and Auracall:

                                                   March 31,
                                              2004         2003
                                           ---------    ---------
Story Telecom                                    43%           5%
Auracall                                          7%           5%
Others                                           50%          90%
                                           ---------    ---------
Total                                           100%         100%


Story Telecom related percentage from total Revenues increased from 5% in the three months ended March 31, 2003 to 43% for the three months ended March 31, 2004; The increase is attributable to the fact that Story Telecom started its operations at the end of 2002 and it took time to gain its market share.

Auracall related Revenues for the three months ended March 31, 2004 increased by 169% as compared with the three months ended March 31, 2003. Auracall related revenues as percentage from total revenues increased to 7% for the three months ended March 31, 2004 as compared with 5% for the three months ended March 31, 2003. The increase is attributable to successful marketing efforts of Auracall and more competitive prices offered by Auracall.

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

Our cost of revenues as percentage of revenues related to our affiliated company Auracall was 47% for the three months ended March 31, 2004 and 33% for the three months ended March 31, 2003. The increase reflects adaptation of the market prices to the Auracall services.

Cost of Revenue breakdown

                                            2004                   2003
                                            ----                   ----
Non affiliated regular services
And others                          555,663 ($1,022,420)    503,361 ($926,184)

Story Telecom                       930,939 ($1,712,928)     51,273 ($94,343)

Auracall                             74,636 ($137,330)       19,341 ($35,587)
                                  ----------------------    ------------------

Total                             1,561,238 ($2,872,679)    573,975 ($1,056,114)

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

For the three months ended March 31, 2004 we paid commissions to our affiliated company Auracall in the amount of UKP74,643 ($137,343) that represent 22% of the total commissions paid during the period as compared with UKP29,212 ($53,750) 16% of total commissions paid on the three months ended March 31, 2003. The increase in the percentage of total commissions is attributable to growth in the revenues generated by Auracall.

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

As of March 31, 2004 we had account receivables from our affiliated company Story Telecom for the amount of UKP376,956 ( $693,599) representing 31% from our total account receivables compared with UKP429,604 ($790,471) for December 31, 2003 representing 34% from the total account receivables.

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

As of March 31, 2004 we owed Story Telecom, for money collected from British Telecom, the amount of UKP25,918 ($47,689) as compared with UKP22,771 ($40,532) as of December 31, 2003.

As of March 31, 2004 we had trade payables of UKP5,860 ($10,782) to our affiliated Auracall as compared with UKP18,040 ($33,193) as of December 31,

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

3.1   Articles of Incorporation of Xfone, Inc.(1)

3.2a  Bylaws of Xfone, Inc.(1)

3.2b  Amended Bylaws of Xfone, Inc.(4)

3.3   Articles of Incorporation of Swiftnet, Ltd.(1)

3.4   Bylaws of Swiftnet, Ltd.(1)

3.5   Amended bylaws of Xfone, Inc.(3)

3.6   By-Laws of Xfone USA, Inc. (7)

3.7 Office of the Mississippi Secretary of State, Articles of Merger or Share Exchange Profit Corporation (5)

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

10.26 Agreement with Worldnet(6)

10.27 Agreement with Portfolio PR(6)

10.28 Agreement with Stern and Company(6)

10.29 December 31, 2003 letter to Xfone from A. Keinan(6)

10.30 Agreement between Swiftnet, Ltd. and Dan Kirschner (8)

10.31 Agreement and Plan of Acquisition (7)

10.32 Escrow Agreement (7)

10.33 Release Agreement (7)

10.34 Employment Agreement between WS Telecom, Inc. and Wade Spooner (7)

10.35 Employment Agreement between WS Telecom, Inc. and Ted Parsons (7)

21.1  List of Subsidiaries (Amended) (8)

----------
(1) Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.'s SB-2 registration statement, file # 333-67232.
(2) Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.'s SB-2/Amendment 1 registration statement, file # 333-67232.
(3) Denotes previously filed exhibit: filed on November 28, 2001 with Xfone, Inc.'s SB-2/Amendment 2 registration statement, file # 333-67232.
(4) Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.'s Form 8-K.
(5) Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.'s SB-2/Post Effective Amendment No. 2 registration statement, file # 333-67232
(6) Denotes previously filed exhibit: filed on April 15, 2004 with Xfone, Inc.'s SB-2/Amendment 1 registration statement, file #333-113020

(7) Denotes previously filed exhibit: filed on June 1, 2004 with Xfone Inc.'s Form 8-K

(8) Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.'s SB-2/Amendment 2 Registration Statement, filed # 333-113020

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

b) Reports on Form 8-K

On February 18, 2004, we filed a Form 8-K, Item 5 Other Events, to disclose the completion of a private placement of shares of our common stock.

On June 1, 2004, we filed a Form 8-K, Item 5. Other Events, to disclose an agreement to acquire WS Telecom, Inc., a Mississippi corporation, through a statutory merger of WS Telecom, Inc. with and into the Company's wholly owned subsidiary, Xfone USA, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated: June 8, 2004            XFONE, INC.


                                        By:   /s/ Guy Nissenson
                                              Guy Nissenson, President/Chief
                                              Executive Officer