Form 10KSB/A
period 2003-12-31
XFONE INC
filed 2004-06-11
CIK 1126216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $ 5,917,513 as determined by the closing price of $3.40 on June 4, 2004.

The issuer's revenues for its most recent fiscal year were 7,282,181 United Kingdom Pounds ($12,962,282)

As of June 7, 2004, there were 6,105,445 shares of our common stock issued and outstanding.

We have incorporated by reference, our Form SB-2 Registration Statement and all amendments thereto.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                   XFONE, INC.

                                      INDEX

Part I.
Item 1.  Description of Business .......................................  3
Item 2.  Description of Property ....................................... 23
Item 3.  Legal Proceedings ............................................. 24
Item 4.  Submission of Matters to a Vote of Security Holders ........... 24

Part II.
Item 5.  Market for Common Equity and Related Stockholder Matters ...... 25
Item 6.  Management's Discussion and Analysis or Plan of Operation...... 39
Item 7.  Financial Statements .......................................... F-1
Item 8.  Changes in and Disagreements with Accountants
         and Financial Disclosure ...................................... 52
Item 8A. Controls and Procedures ....................................... 52

Part III.
Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act .... 52
Item 10. Executive Compensation ........................................ 56
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters .................... 58
Item 12. Certain Relationships and Related Transactions ................ 61
Item 13. Exhibits and Reports on Form 8-K .............................. 69
Item 14. Principal Accountant Fees and Services ........................ 70

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

Separate and apart from this agreement, because Story Telecom achieved growth since its inception, which has enabled us to attain certain achievements in our business plan, our Board of Directors issued a resolution on September 3, 2003 which provided that we or our major shareholders, Mr. Keinan, who is our Chairman of the Board, Vision Consultants, an affiliated entity, and Campbeltown Business Ltd., also an affiliated entity, in order to provide an incentive to Mr. Davidson and to enhance his loyalty to us, will grant him options to purchase 500,000 shares of common stock. The September 3, 2003 resolution further provides that these major shareholders have the first right to sell to Mr. Davidson their own shares or a portion of them at the same terms, rather than our issuing such shares. Immediately after the September 3, 2003 resolution was passed, the major shareholders, Vision Consulting and/or Abraham Keinan and/or Campbeltown Business, Ltd., notified Mr. Davidson and us that they decided to exercise their first right by granting Mr. Davidson the options to purchase the 500,000 shares from their own shares of our common stock. Therefore, as of the date of this notice we were no longer under the obligation to grant an option or issue shares of common stock to Mr. Davidson under this resolution.

Newco Agreement

Our wholly owned subsidiary, Swiftnet, Ltd., has an October 16, 2001 agreement titled "Formation of Newco" which became Auracall Limited. The agreement provides that Dr. Nissim Levy and Swiftnet, will establish a company, Newco, for the purpose of developing telecommunication business based on non-geographic numbers, which are identified in the agreement as using Swiftnet premium numbers bands for customers to call international or national destinations paying British Telecom directly while British Telecom pays Newco through Swiftnet. Swiftnet premium numbers bands are special numbers, such as "0870" that Switftnet can provide for Auracall's customers to call international or national destinations in which such customers pay British Telecom directly while British Telecom pays Swiftnet and Swiftnet pays Auracall. The agreement further provides that:

      a)    The  first   stage  of  the   budget  for  the   company   will  not
            exceed 100,000 United Kingdom pounds;

      b) Dr. Levy will finance by way of a loan, 75% of the ongoing expenses for 100% of the shares in Auracall;

      c) Swiftnet will finance by way of a loan, 25% of the ongoing expenses and provide cost plus prices as well as management advice and technical support, for an option to be exercised at any time to receive 50% of the shares of Newco or in case of a dilution, to receive the same amount of shares as Dr. Levy;

      d) Newco will repay the loans only from net profits. In case Swiftnet does not exercise its options, it will be entitled to management fees equal to the monies that Dr. Levy will be entitled to receive from Newco. Once the loans are repaid, Swiftnet and Dr. Levy (or assignees) will be entitled to the exact same amounts as a fee/profit share.

      e) Newco will receive 10% of the paid turnover of customers that it will introduce to Swiftnet, except for mobile phones where the percentage will be 7.

      f) Newco will have the right to sell other services and products that Swiftnet offers or will offer in the future for the beset wholesale price available.

In May 2002, Swiftnet exercised its option to receive 50% of the shares of Auracall and both Swiftnet and Dr. Levy agreed to give 5% of Auracall's shares to Mr. Kirschner; therefore, the shares of Auracall were allocated as follows:

      (a)   Swiftnet, Ltd - 475 shares, representing 47.5% of Auracall's shares;

      (b) Dr. Nissim Levy - 475 shares, representing 47.5% of Auracall's shares; and

      (c) Dan Kirschner, acting as Auracall's Managing Director - 50 shares, representing 5.0% of Auracall's shares.

In practice, Dr. Levy, and Swiftnet each provided a loan to Auracall to the level of about 45,000 and 15,000 United Kingdom pounds, respectively.

Agreement between Dan Kirschner and Swiftnet, Ltd.

On August 21, 2003, Dan Kirschner, the Managing Director of Auracall, Ltd. completed an agreement with Swiftnet providing that Swiftnet will not object that Dr. Nissim Levy will sell all of his shares in Auracall to Mr. Kirschner once the current agreement between Swiftnet and Dr. Levy concerning the payout of profits to cover debt/investments and other conditions are fulfilled.

Kirschner and Swiftnet agreed to accept the following conditions which were affirmed in the original agreement between Dr. Levy and Swiftnet:

      a) Any increase in Auracall's budget will require the approval of Kirscher and Swiftnet;

      b) Swiftnet will provide cost plus prices as well as management advice and technical support. Swiftnet will sell the service to Auracall and will be responsible for the technical side. Swiftnet undertakes to exhibit to Auracall all licenses, price lists, or other permissions/documents necessary for the operation of its business;

      c) Any decision about payments of loans, dividends, salaries, grants or similar expenses will have to be decided by the board of directors with veto rights to both sides;

      d) Auracall will receive ten percent of the paid turnover of customers that it will introduce to Swiftnet, except for mobile phones where the percentage will be seven;

      e) Auracall will have the right to sell other services and products that Swiftnet offers or will offer in the future for the best wholesale price available;

      f) Auracall's board of directors will be comprised of 4 members: 2 nominated by Swiftnet and 2 by Mr. Kirschner;

      g) Auracall will operate according to an agreed business plan and decide on each investment and expense based on the viability of the opportunity; and

      h) Both parties will make available their contacts, connections and influence for the success of Auracall.

The agreement further provides that once the current agreement between Swiftnet and Dr. Levy concerning the payout of profits to cover debt/investments is fulfilled, Kirschner's salary will be reinstated to 50,000 pounds and Swiftnet will receive 24,000 pounds as management/consultancy fees. Further salary/fees will be agreed together mutually.

The agreement further provides that as a bonus, Auracall will issue to Mr. Kirschner further shares from treasury to the level that Mr. Kirschner will hold 67.5% of Auracall and Swiftnet will hold only 32.5% of Auracall.

This bonus is subject to the following pre-conditions:

      (a)   Mr. Kirschner will purchase from Dr. Levy his shares of Auracall.

      (b)   Mr. Kirschner will still act as Auracall's Managing Director.

      (c)   Mr. Kirschner will hold no less than 40% of Auracall's shares.

      (d) Auracall will reach a monthly turnover of 150,000 pounds within two years from the date that the arrangement between Swiftnet and Dr. Levy will be finalized.

The agreement between Mr. Kirschner and Swiftnet also provides that it will take effect only after the arrangement between Mr. Kirschner and Dr. Levy will be finalized.

In January 2004, Dr. Levy sold all of his 475 shares to Mr. Dan Kirschner. Therefore, Mr. Kirschner now owns 52.5% of Auracall's shares and Swiftnet owns 47.% of Auracall's shares.

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

Open Air Agreement

Swiftnet has an April 2, 2003 agreement with Easyair Limited which is located in London, United Kingdom, and is otherwise known as Openair. In this agreement, OpenAir agrees to sell and Swiftnet agrees to purchase goods and services that Swiftnet orders according to OpenAir's price list. In practice, this price list has changed on a daily or weekly basis. OpenAir reserves the right, by written notice to Swiftnet, to increase the price of goods or services to reflect any increase in OpenAir's cost. Swiftnet is required to pay OpenAir's invoices within 45 days of the date of the invoice. If Swiftnet fails to pay the invoice within that 45 day period, OpenAir may charge Swiftnet interest on the outstanding amount at 4% per annum of the Yorkshire Bank Plc base rate and may suspend delivery of goods and services. The agreement further provides that Swiftnet is required to perform certain obligations to OpenAir, including: (a) use its reasonable endeavors to promote the resale of goods and services to customers; (b) conform and adhere to OpenAir's manual for the soliciting and processing of orders from customers; (c) inform OpenAir of any changes in Swiftnet's ownership or organization or methods of doing business which might affect the performance of or financial ability to comply with Swiftnet's obligations under the agreement; and (d) cooperate fully with OpenAir to resolve any complaints from customers. Swiftnet and OpenAir are required to use their best endeavors to keep secret and confidential all confidential information. The terms of the agreement is one year and continues thereafter unless written notice is provided.

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

CONSULTING AGREEMENT

Stern & Company Consulting Agreement

On January 9, 2004, we executed an agreement with Stern and Company, a business consultant, to provide us with the following services: (a) become familiar with our business and operations and review and analyze our formal and informal strategic, marketing, financial and business plans; and (b) advise us in strategic planning matters and assist in the implementation of short and long term strategic planning initiatives to enhance and accelerate the commercialization of our business objectives. The term of the agreement is 6 months from the date of acceptance by us. In return for the services furnished by Stern and Company to us, we agree to issue Stern and Company: (a) 17,500 shares of our common stock; (b) 17,500 warrants at $3.50 which expire 10 days after our commencement of trading on NASDAQ small cap or the AMEX; (c) 17,500 warrants at $5.50 which expire in 5 years. As further provided in the agreement, the shares and warrant shares have anti-dilution provisions, piggy-back registration rights and cashless exercise rights.

PUBLIC RELATIONS AND INVESTOR RELATIONS AGREEMENT

Portfolio PR Agreement

On December 23, 2003, we executed an agreement with Portfolio PR, Inc., to provide us with public relations and investor relations services. Under the agreement, Portfolio PR agrees to provide the following services during the first two months of the agreement: (a) develop a branding statement and "story" pertaining to us; (b) incorporate into a strategic corporate profile and power point presentation; and (c) advise our management on how to make our website more investor-friendly; produce a marketing-oriented and cost-effective annual report. Further, under the agreement, Portfolio PR agrees to provide us with the following additional services: (a) develop a strategic press release program;
(b) build a media campaign around our cost-effective services; (c) work with management to demonstrate its expertise by developing articles and white papers for distribution to trade groups and organizations, conferences, and trade shows; (d) build an appropriate investor database; (e) plan, arrange, and manage road shows with targeted money managers, investors, retail brokers, and media in major financial cities; (f) if appropriate, develop a virtual road show program;
(g) update the  corporate  profile and media fact sheet  quarterly or as needed;
(h) be available on a special projects basis to handle event programming opportunities; and (i) serve as investor relations counsel to address a range of issues, such as Regulation FD disclosure.

In return for the above services that entitles us to 50 hours of services per month, we agree to pay Portfolio PR: (a) until we are listed on NASDAQ, if ever,

$3,500 a month and 1000 shares per month; (b) if we are listed on NASDAQ, $4,000 per month and 1,200 shares per month. In addition, we agree to provide Portfolio PR with the following warrants: (a) 50,000 warrants to buy shares for $10 per shares; (b) if we become listed on NASDAQ within 6 months, an additional: (i) 50,000 warrants to buy shares for $6 per share; and (ii) 100,000 warrants to buy shares for $10 per share. The warrants expire within twelve months. The warrant exercise price of $6 and $10 are totally arbitrary and bears no relationship to the present or future fair market value of our common stock.

Subsequent to the reporting period ending December 31, 2003, on April 23, 2004, we canceled our agreement with Portfolio PR Inc. "for cause". In June 2004, Portfolio PR agreed to receive from us $7,209.09 in cash and 4,000 shares of our common stock as total and final consideration and further agreed that we would have no further obligation to pay it any additional cash, shares, warrants, or any other consideration in connection with this agreement.

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

Research and Development:

Other than developing and expanding our telecommunications applications and our website, we do not intend to undertake any significant research and development activities. During fiscal year 2002, we spent $56,960 US on research and development. During 2003, we spent $79,304 US on research and development.

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

                  2004                        Low        High
                  ----                        ---        ----
            First Quarter                     $3.35      $5.75

                  2003                        Low        High
                  ----                        ---        ----
            Fourth Quarter                    $3.15      $6.25
            Third Quarter                     $0.51      $3.60
            Second Quarter                    $0.30      $0.64
            First Quarter                     $0.30      $0.77

                  2002                        Low        High
                  ----                        ---        ----
            Fourth Quarter                    $0.66      $1.45
            Third Quarter                     $0.70      $1.33
            Second Quarter                    $0.70      $3.65
            First Quarter                     $0.00      $0.00

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

PENNY STOCK CONSIDERATIONS.

Our Shares are "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 as equity securities with a price of less than $5.00. Our shares are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

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

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of shareholders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be adversely affected, with a corresponding decrease in the price of our securities. Our shares are subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

HOLDERS.

At June 7, 2004, there were 145 holders of record of our common stock. We have one class of common stock outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans. Not applicable.

RECENT SALES OF UNREGISTERED SECURITIES

On August 21, 2003, we issued 400,000 options to acquire shares of our restricted common stock to Abraham Keinan. These options were issued to Abraham Keinan for services rendered by Abraham Keinan as the Chairman of our Board of Directors. These options are exercisable at a price of $0.475 per share. Each option is convertible into one (1) share of stock. These options vested immediately and expire on August 21, 2008. We relied upon Section 4(2) of the Act for the offers and sales to Abraham Keinan. We believed that Section 4(2) was available because the offer and sale did not involve a public offering. On March 1, 2004, our Board of Directors cancelled these options. This cancellation was in accordance with our August 21, 2003 board resolution signed by all members of the Board of Directors, including Messsrs Keinan and Nissenson, the proposed recipients of the options, which states that the "options are cancelable at the sole discretion of Xfone for a period not exceeding 210 days from the date these options are granted.

On August 21, 2003, we issued 200,000 options to acquire shares of our restricted common stock to Guy Nissenson. These options were issued to Guy Nissenson for services rendered by Mr. Nissenson as our President and Principal Executive Officer. These options are exercisable at a price of $0.475 per share. Each option is convertible into one (1) share of stock. These options vested immediately and expire on August 21, 2008. We relied upon Section 4(2) of the Act for the offers and sales to Guy Nissenson. We believed that Section 4(2) was available because the offer and sale did not involve a public offering. On March 1, 2004, our Board of Directors cancelled these options. This cancellation was in accordance with our August 21, 2003 board resolution signed by all members of the Board of Directors, including Messsrs Keinan and Nissenson, the proposed recipients of the options, which states that the "options are cancelable at the sole discretion of Xfone for a period not exceeding 210 days from the date these options are granted.

On September 30, 2002 we entered into an agreement with Nir Davidson. Nir Davidson had the option to our shares of common stock 12 months after the September 30, 2002 agreement, if the Story Telecom project generated a sufficient amount of sales and profits according to a specified formula in the agreement; however, the project failed to meet the profits criteria and on September 30, 2003 the right for the options was cancelled.

Separate and apart from this agreement, because Story Telecom achieved growth since its inception, which has enabled us to attain certain achievements in our business plan, our Board of Directors issued a resolution on September 3, 2003 which provided that we or our major shareholders, Mr. Keinan, who is our Chairman of the Board, Vision Consultants, an affiliated entity, and Campbeltown Business Ltd., also an affiliated entity, in order to provide an incentive to Mr. Davidson and to enhance his loyalty to us, will grant him options to purchase 500,000 shares of common stock. The September 3, 2003 resolution further provides that these major shareholders have the first right to sell to Mr. Davidson their own shares or a portion of them at the same terms, rather than our issuing such shares. Immediately after the September 3, 2003 resolution was passed, the major shareholders, Vision Consulting and/or Abraham Keinan and/or Campbeltown Business, Ltd., notified Mr. Davidson and us that they decided to exercise their first right by granting Mr. Davidson the options to purchase the 500,000 shares from their own shares of our common stock. Therefore, as of the date of this notice we were no longer under the obligation to grant an option or issue shares of common stock to Mr. Davidson under this resolution.

On January 1, 2004, we granted the following warrants to Portfolio PR, a New York corporation owned and controlled by Paul Holm, in exchange for services:
(a) 50,000 warrants to purchase 50,000 shares of our common stock at an exercise price of $6.00 per share; and (b) 50,000 warrants to purchase 50,000 shares of our common stock at an exercise price of $10 per share. The warrants expire on January 1, 2005. We relied upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

         i. the offer and sale did not involve a public offering;

         ii. all certificates were marked with restrictive legends;

         iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

         iv. Mr. Holm had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

In conjunction with this agreement, from January 2004 to April 2004, we paid Portfolio PR, Inc. $7,000 but we made not stock issuances to Portfolio PR, Inc. In addition, Portfolio PR, Inc. did not exercise any warrants. On April 23, 2004, we cancelled the agreement with Portfolio PR, Inc. "for cause". In June 2004, Portfolio PR, Inc. agreed to receive from us $7,209.09 in cash and 4,000 shares of our common stock as total and final consideration and further agreed that we would have no further obligation to pay it any additional cash, shares, warrants, or other consideration in connection with this agreement.

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

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW.

We are a holding company that operates entirely through our subsidiary, Swiftnet, Ltd., a United Kingdom based telecommunication service provider and international licensed telecommunication carrier. As of June 3, 2004, Swiftnet, Ltd. is and has been our source of income. Through Swiftnet, we sell and develop telecommunication services, including telephony, fax messages, calling cards, and Internet driven applications and mainly in the United Kingdom and Europe. In addition, Swiftnet provides services and telecom solutions to resellers and partners worldwide.

On October 4, 2000, we acquired Swiftnet which had a business plan to provide comprehensive telecommunication services and products by integrating new and old products, services and ideas through one website. Swiftnet was incorporated in 1991 under the laws of the United Kingdom. Until 1999, the main revenues for Swiftnet were derived from messaging and fax broadcast services. During the year 2000, Swiftnet shifted its business focus and our focus has remained on telephony voice services offering comprehensive support packages to resellers and new services. Utilizing automation and proprietary software packages, Swiftnet's strategy is to grow without the need of heavy investments and with lower expenses for operations and registration of new customers.

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


We have four major types of customers:

         o Residential - These customers either must dial a special 4 digit code to access our switch or acquire a box that dials automatically.

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

         o        Governmental  agencies - Includes the United Nations
                  World Economic Forum, the Argentine Embassy and the Israeli Embassy.

         o Resellers, such as WorldNet - We provide them with our telephone and messaging services for a wholesale price, calling cards are treated by resellers . For WorldNet we also provide the billing system.

Our revenues are derived from the following:

         o 55% from our telephone minute billing plus messaging services, including facsimile, nodal, and e-mail related services.

         o        7% from our mobile phone services.

         o        38% from calling cards.

The breakdown of our revenues is reflected in the table below:


Amounts in UK sterling
                                   Telephone &
                             messaging services          Mobile phones          Calling cards          Total
                           ---------------------- --------------------- ---------------------- ----------------
Commercial and Residential
Customers                           2,981,802.00            36,1517.00                   0.00     3,343,319.00
Story Telecom                                                                    2,715,231.00     2,715,231.00
Government agencies                     5,663.00                                                      5,663.00
Resellers                           1,009,317.00            141,958.00              66,693.00     1,217,968.00
                           ---------------------- --------------------- ---------------------- ----------------
Totals                              3,996,782.00            503,475.00           2,781,924.00     7,282,181.00
                           ====================== ===================== ====================== ================

Converted into US dollars for convenience

                                   Telephone &
                             messaging services        Mobile phones          Calling cards            Total
                           ---------------------- --------------------- ---------------------- ----------------
Commercial and Residential
Customers                           5,307,607.56            643,500.26                   0.00     5,951,107.82
Story Telecom                               0.00                  0.00           4,833,111.18     4,833,111.18
Government agencies                    10,080.14                  0.00                   0.00        10,080.14
Resellers                             1796584.26             252685.24              118713.54     2,167,983.04
                           ---------------------- --------------------- ---------------------- ----------------
Totals                              7,114,271.96            896,185.50           4,951,824.72    12,962,282.00
                           ====================== ===================== ====================== ================

Because both have similar economic characteristics, such as prices that we charge and the nature of the services, we have combined residential and commercial customers as one segment.

Financial Information - Percentage of Revenues

                                             Year ended December 31
                               -------------------------------------------------
                                 2003         2002          2001          2000
                               -------      -------       -------       -------
Revenues                        100.0%      100.00%       100.00%       100.00%
Cost of Revenues                -60.8       -58.66%       -61.29%       -64.90%
Gross Profit                     39.2%       41.34%        38.71%        35.10%
Operating Expenses:
Research and Development         -0.6%       -0.86%        -1.16%        -2.15%
Marketing and Selling           -15.0%       -8.56%        -8.24%        -8.29%
General and Administrative      -14.5%      -23.48%       -20.46%       -17.45%
Total Operating Expenses        -30.0%      -32.90%       -29.86%       -27.89%
Income before Taxes               8.6%        8.39%         7.72%         6.34%
Net Income                        5.8%        6.44%         5.48%         5.13%

In April 2004, we plan on introducing our Broadband Internet connection and Wholesale Line Rental services; however, we do not expect our revenues to be materially impacted with the introduction of these services until 2005, if ever.

Years ended December 31, 2003 and 2002

The US Dollars amounts for 2003 and 2002 are presented herein at the then current rate of (pound)1 to $1.78.

Consolidated Statement of Operations

Revenues. Revenues for the year ended December 31, 2003 increased 95% to (pound)7,282,181 ($12,962,282) from (pound)3,741,436 for the same period in 2002. The increase in our Revenues is primarily attributable to the revenues that derive from the usage of calling cards sold by our affiliate, Story Telecom. All traffic generated by the Story Telecom calling cards is delivered through our systems. The following table reflects a breakdown of our Revenues according to cost of revenues characteristics and major resellers:

                                                 2003                         2002
Regular telephony voice service
and others:                       (pound)4,015,448 ($8,129,171)         (pound)3,737,720
Story Telecom                     (pound)2,715,231 ($4,833,111)         (pound)    3,716
Worldnet                            (pound)551,502 ($981,673)           (pound)  567,694
Total Revenues                    (pound)7,282,181 ($12,962,282)        (pound)3,741,436

Story Telecom started its operations in September 2002 and contributed only (pound)3,716 during fiscal year 2002. The 22% growth in the regular telephony services is mainly attributable to an increase of approximately 450 customers in fiscal year 2003.

For the year ended December 31, 2003 approximately 4.4% of our revenues were generated by our affiliated entity, Auracall, as compared with 3.2% for the year ended December 31, 2002.

Our revenues attributable to our affiliated Story Telecom amounted to 37% of our revenues during the year ended December 31, 2003 as compared with 0.1% for the year ended December 31, 2002. This increase is due to Story Telecom starting its operations at the end of 2002.

In the year ended December 31, 2003, the percentage of our revenues is derived from the following:

         o 55% from our telephone minute billing plus messaging services, including facsimile, nodal, and e-mail related services.

         o        7% from our mobile phone services.

         o        38% from calling cards.

We believe that during the year 2004 same type of services and customers will continue to generate most of our Revenues. We will offer some new services and billing alternatives to stronger the connection with our registered customers and to enable easy usage of our services to non registered users. Our agreement with resellers can be terminated within a relatively short notice of 7-60 days. Our largest non affiliated reseller is Worldnet that generated approximately 6% of our Revenues in 2003, Worldnet can terminate the agreement with a 7 days notice, which would adversely affect our Revenues. We have approximately 20 additional active resellers, none of which generated more that 3% of our annual revenues. We anticipate that Worldnet will continue to contribute approximately the same amount of UK Pounds to our Revenues.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues increased 101% to (pound)4,427,939 ($7,881,731) for the year ended December 31, 2003, from
(pound)2,194,792 for the year ended December 31, 2002, representing
60.8% and 58.7% of the total revenues for the year ended December 31, 2003 and December 31, 2002, respectively. The increase in the cost of revenues as a percentage of revenues is attributable to the increase of our revenues that derive from the Story Telecom project that currently focuses on Calling Cards services. The Story Telecom Project, which accounts for approximately 37% of our Revenues in the year ended December 31, 2003 and less than 1% in the year ended December 31, 2002, our cost of revenues as a percentage of revenues in the Story Telecom project is approximately 94% and for Worldnet is 55%, while the cost of revenues as a percentage of the rest of our revenues was 39% for the year ended December 31, 2003 and 58.6% for the year ended December 31, 2002. This decrease of the cost of revenues as a percentage of revenues for non Story Telecom related revenues is mainly attributable to lower prices negotiated with our new and old suppliers and to the fact that we haven't reduced the prices for our services proportionally.

Cost of revenues breakdown:

                                                   2003                          2002
Regular Telephony Services and others     1,563,293 ($2,782,662)               2,191,287
Story Telecom                             2,561,320 ($4,559,150)                   3,505
Worldnet                                    303,326   ($539,920)                (a)
Total:                             (pound)4,427,939 ($7,881,731)        (pound)2,194,792

(a) We do not have the cost of revenues related to Worldnet for the year ended December 31, 2002.

Cost of Revenues attributable to our affiliated entity, Auracall, Ltd. were approximately 2.8% of the total cost of revenues for the year ended December 31, 2003 as compared with approximately 1.9% for the year ended December 31, 2002.

Cost of revenues attributable to Story Telecom accounted for 58% of our total cost of revenues as compared with 0.15% for the year ended December 31, 2002. This increase is attributable to the growth in the revenues related to Story Telecom.

Should Story Telecom calling cards related revenues or Worldnet generated revenues grow faster than our other business segments, our Cost of Revenues as a percentage of Revenues will continue to increase. If market conditions, such as lower prices proposed by competitors in the market, forces us to lower the prices that we charge our customers, our cost of revenues as percentage of revenues will increase.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the year ended December 31, 2003 and 2002, respectively, gross profit was (pound)2,854,242 ($5,080,551) and (pound)1,546,644 which represents an 85% (105% in USD) increase. The gross profit as a percentage of revenues decreased to 39.2% for the year ended December 31 2003, from 41.3% for the year ended December 31, 2002.

Research and Development. Research and development expenses were (pound)44,553 ($79,304) and (pound)32,000 for the year ended December 31, 2003 and 2002, respectively. Which Represents 0.6% and 1% of revenues for the years ended December 31, 2003 and 2002, for the same periods, respectively. These expenses consist of labor costs of our research and development manager and other related costs. Main developments relate to the development of the Xfone web site and its interconnections, the upgrade of software for our telephone platforms, billing systems, messaging services and the resellers support package.

Marketing and Selling Expenses. Marketing and selling expenses increased to (pound)1,091,012 ($1,942,001) from (pound)320,418 for the year ended December 31, 2003 and 2002, respectively. Marketing and selling expenses as percentage of revenues were 15% and 8.6% for the year ended December 31, 2003 and 2002, respectively. The increase in marketing expenses is attributable to the increasing revenues derived from commission related activities, including commissions for agents that promote, through our customer British Telecom, the usage of non geographical numbers similar to 1-800 or 1-900 with no specific geographical place.

For the year ended December 31, 2003 we paid commissions to our affiliated company Auracall in the amount of UKP165,389 ($294,392) that represent 17% of the total commissions paid during the year ended December 31, 2003. For year ended December 31, 2002 commissions paid to Auracall represented 42% of total commissions. The decrease in the percentage of total commissions is attributable to growth in commission related Revenues that are related to Auracall.

General and Administrative Expenses. General and administrative expenses increased by (pound)173,685 ($309,161) to (pound)1,052,310 ($1,873,112) for the
year  ended   December   31,   2003  from   (pound)878,624   ($1,563,951)   from
(pound)878,624 for the year ended December 31, 2002. As a percentage of revenues, general and administrative expenses decreased to 14.5% for the year ended December 31, 2003 from 23.5% for the year ended December 31, 2002. The increase in our General and Administrative Expenses is mainly attributable to:
(a) an increase of (pound)141,140 ($251,229) in the salaries and benefits paid to our management and related employees; and (b) an increase of (pound)81,224 ($144,579) in the professional fees related to the growth in our operations, our status as a public company and legal fees. Our bad debt decreased by (pound)117,452 ($209,064) to (pound)109,532 ($194,966) from (pound)226,984 in the year ended December 31, 2002, the decrease of which is attributable to two of our customers having filed for bankruptcy during 2002, which caused the increased bad debt figures for December 31, 2002. The decrease in total General and Administrative expenses as a percentage of revenues is mainly attributable to: (a) our 95% growth in revenues; and (b) to the lesser increase of 20% in our General and Administrative expenses, which was achieved from improvements in our credit controls, controlling expenses and the usage of automation and computers.

Financing  Expenses.   Financing  expenses,   net,  increased  to  (pound)44,284
($78,824) for the year ended December 31, 2003 from (pound)12,837 for the year ended December 31, 2002.

Income before Taxes. Income before taxes for the year ended December 31, 2003 increased by 103% to (pound)637,901 ($1,135,464) from (pound)313,794 for the year ended December 31, 2002. The increase of the income before taxes is attributable primarily to the increase of 95% in our revenues. Income before taxes as a percentage of revenues was 8.6% for the year ended December 31, 2003 and 8.4% for the year ended December 31, 2002.

Taxes on Income. United Kingdom companies are usually subject to income tax at the corporate rate of 20%-30%. Taxes on income for the year ended December 31, 2003, amounted to (pound)216,456 ($385,292) which represents 34% of the income before taxes as compared with (pound)72,813 for the year ended December 31, 2002 that represents 23% of the income before taxes. The increase in the percentage of taxes on such income before taxes is attributable primarily to the higher tax brackets that we are due to pay for our income in the year ended December 31, 2003 and the lower Net operating loss carry forward in the year ended December 31, 2003.

Net Income. Net income for the year ended December 31, 2003 increased by 75% to (pound)421,445 ($750,173) as compared to (pound)240,981 for the year ended December 31, 2002. Net income as percentage of revenues were 5.8% and 6.4% for the years ended December 31, 2003 and 2002 respectively.

Earning per share

The earning per share of common stock for the year ended December 31, 2003 was (pound)0.08 ($0.15) for the basic weighted average 5,089,286 Shares and (pound)0.08 ($0.13) for diluted number of shares, including the options to buy 500,000 shares. Earning per share for the year ended December 31, 2002 was
(pound)0.05   for  the  basic  weighted  average  5,030,444  shares  and
(pound)0.04 for the diluted 5,530,444 shares.

Balance Sheet

Current Assets. Current assets amounted to (pound)2,635,846 ($4,691,806) as of December 30, 2003 as compared to (pound)1,658,835 as of December 31, 2002. This increase in our current assets is mainly attributable to the growth of (pound)303,095 ($539,509) in the account receivables and to the (pound)501,200 growth in our cash positions.

As of December 31, 2003 34% of our account receivables are attributable to our affiliated company, Story Telecom as compared with less than 1% for December 31, 2002. The 34% of our receivables is due to the fact that 37% of our revenues are generated by Story Telecom.

We provided Story Telecom a shareholder loan that balanced UKP15,960 ($28,408) and UKP14,725 ($26,210) for years ended December 31, 2003 and 2002 respectively.

As of December 31, 2003 our Affiliated Auracall owed us UKP4,533 ($8,068) as compared with UKP16,196 ($28,829) for December 31, 2002, this debt is due to a shareholders loan provided to Auracall for operations.

Loan to Shareholder. Loan to the shareholder, Mr. Keinan our Chairman of the Board of Directors amounted to (pound)286,736 ($510,390) as of December 31, 2003, as compared to (pound)303,130 as of December 31, 2002. The decrease represents a repayment of (pound)16,394 ($29,181). There was an increase in the loan amount that occurred after September 30, 2003 which was due to an expense advance provided to Mr. Keinan, which was later expensed out of that account when Mr. Keinan submitted his expense report to us. We no longer permit expense advances to be temporarily assigned to the Loan to Shareholder account. Out of the total amount, (pound)54,070 are classified as current assets as Mr. Keinan agreed with the company to repay this amount during fiscal year 2004. On March 2004 Mr. Keinan signed a note to repay his loan in four installments:

2004    (pound) 54,070 ($96,245)
2005    (pound)116,333 ($207,073)
2006    (pound)116,333 ($207,073)

Fixed assets. Fixed assets after accumulated depreciation increased to (pound)421,715 ($750,652) as of December 31, 2003 as compared with
(pound)252,894 as of December 31, 2002. Growth in fix assets reflects investments in equipment and systems to enhance our efficiency and throughput.

Current Liabilities. As of December 31, 2003, current liabilities increased to (pound)2,174,283 ($3,870,224) as compared with (pound)1,462,027 as of December 31, 2002. The increase in our current liabilities results mainly from an increase of (pound)461,247 ($821,020) in our trade payables attributable to the growth in our revenues. As of December 31, 2003 and 2002, trade payables to our affiliated entity, Auracall, Ltd., accounted for 1% of the total trade payables.

Liquidity and Capital resources December 31 2003.

Cash as of December 31, 2003 amounted to (pound)977,008 ($1,739,074) as compared with (pound)471,963 for the year ended December 31, 2002 an increase of (pound)505,045, the increase was generated by net cash provided by operating activities.

Net cash provided by operating activities for the Twelve month ended December 31, 2003 was (pound)719,604 ($1,280,895). The cash provided by operating activities was mainly attributable to the (pound)180,464 increase in our net income, the (pound)461,247 ($821,019) increase in trade payables and (pound)183,271 ($326,222) increase in other trade payables that mainly consists Income Taxes.

During fiscal year 2003 we used (pound)108,270 ($192,721) for the purchase of capital equipment and (pound)55,862 ($99,434) for the repayment of capital lease obligations. In the year ended December 31, 2002 we used (pound)152,757 for the purchase of equipment.

We have lease commitments to pay (pound)78,091 ($139,002) during fiscal year 2004 and additional (pound)99,488 ($177,089) till the end of 2007. Our capital investments are primarily for the purchase of equipment and software for services that we provide or intend to provide.

In the fiscal year 2004 we may procure additional equipment to enhance our capacity in the UK for the amount of app (pound)100,000 ($178,000). In case that we manage to establish or acquire an operation in a new country, we anticipate an investment of approximately (pound)600,000 ($1,000,000) in equipment, infrastructure and software.

We shall continue to finance our operations and fund the current commitments for capital expenditures mainly from the cash provided from operating activities. During January and February 2004 we completed a private placement in which we raised gross proceeds that amounted to $2,907,711. Net new cash proceeds of the Financing, approximately $2.7 million are expected to be used for general working capital and/or investment in equipment and/or for acquisitions and/or business development. We are currently looking for possible acquisitions of United States companies that provide telecom services preferably of the same nature of the current services provided by our subsidiary in the U.K. We are also evaluating the establishment of subsidiaries or affiliates in two countries to provide Telecom services of the same nature that we provide through our United Kingdom subsidiary, Swiftnet. The establishment of a subsidiary might require, in addition to an investment in equipment and working capital, bank guarantees as required by local authorities. We may use our cash to enable the Bank Guarantee.

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

ITEM 7. FINANCIAL STATEMENTS

                   ------------------------------------------
                           Xfone, Inc. and Subsidiary
                   ------------------------------------------

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

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                           NUMBER OF                    CONTRIBUTIONS                       TOTAL
                                           ORDINARY         SHARE       IN EXCESS OF      RETAINED       SHAREHOLDERS'
                                            SHARES         CAPITAL       PAR VALUE        EARNINGS         EQUITY
                                         -----------     -----------   -------------     -----------    --------------
Balance at January 1, 2002                 5,000,000    (pound)3,448  (pound)140,903  (pound)280,167    (pound)424,518
Issuance of shares                            60,889              42          39,316              --            39,358
Net income                                        --              --              --         240,981           240,981
Dividend                                          --              --              --         (63,261)          (63,261)
                                         -----------     -----------  --------------  --------------    --------------
Balance at December 31, 2002               5,060,889    (pound)3,490  (pound)180,219  (pound)457,887    (pound)641,596
                                         -----------     -----------  --------------  --------------    --------------

Balance at January 1, 2003                 5,060,889           3,490         180,219         457,887           641,596
Issuance of shares                            56,795              40          13,295              --            13,335
Net income                                        --              --              --         421,445           421,445
Dividend                                          --              --              --         (86,270)          (86,270)
                                         -----------     -----------  --------------  --------------    --------------
Balance at December 31, 2003               5,117,684    (pound)3,530  (pound)193,514  (pound)793,062    (pound)990,106
                                         ===========     ===========  ==============  ==============    ==============
CONVENIENCE TRANSLATION INTO U.S. $:
Balance at January 1, 2003                 5,060,889     $     6,212     $   320,790     $   815,039    $    1,142,041
Issuance of shares                            56,795              71          23,665              --            23,736
Net income                                        --              --              --         750,172           750,172
Dividend                                          --              --              --        (153,561)         (153,561)
Balance at December 31, 2003               5,117,684     $     6,283     $   344,455     $ 1,411,650    $    1,762,388
                                         ===========     ===========     ===========     ===========    ==============


  The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED                        YEARS ENDED
                                                  -------------------------------   -----------------------------------
                                                            DECEMBER 31,                        DECEMBER 31,
                                                  -------------------------------   -----------------------------------
                                                        2003            2002             2003             2002
                                                  -------------------------------   -----------------------------------
                                                                                    Convenience translation into U.S. $
                                                                                    -----------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                        (pound)421,445   (pound)240,981      $   750,172       $428,946
Adjustments to reconcile net income to net cash
      provided by operating activities                   298,159           48,145          530,723         85,698
                                                  --------------   --------------      -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                719,604          289,126        1,280,895        514,644
                                                  --------------   --------------      -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES
Investments                                                   --             (515)              --           (917)
Purchase of equipment                                   (108,270)         (71,553)        (192,721)      (127,364)
                                                  --------------   --------------      -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                   (108,270)         (72,068)        (192,721)      (128,281)
                                                  --------------   --------------      -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of long term debt                               (4,001)         (34,921)          (7,122)       (62,159)
Repayment of capital lease obligation                    (55,862)              --          (99,434)            --
Proceeds from sale of fixed assets                         3,500               --            6,230             --
Proceeds from issuance of common stock                    13,335           10,583           23,736         18,838
Dividend paid                                            (63,261)              --         (112,605)            --
                                                  --------------   --------------      -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                   (106,289)         (24,338)        (189,195)       (42,322)
                                                  --------------   --------------      -----------    -----------
Net increase in cash                                     505,045          192,720          898,980        343,042
Cash, beginning of year                                  471,963          279,243          840,094        497,053
                                                  --------------   --------------      -----------    -----------
Cash, at end of year                              (pound)977,008   (pound)471,963      $ 1,739,074      $ 840,094
                                                  ==============   ==============      ===========    ===========
Supplement disclosures of cash flow information:
NET CASH PAID DURING THE YEAR FOR:
Income taxes                                       (pound)14,044    (pound)41,723          $24,998        $74,267
                                                  ==============   ==============      ===========    ===========
Interest                                           (pound)11,213    (pound)12,816          $19,959         $2,812
                                                  ==============   ==============      ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
For the year ended December 31:
                                                        2003            2002              2003             2002
                                                  -------------------------------   -----------------------------------
                                                                                    Convenience translation into U.S. $
                                                                                    -----------------------------------
Convenience translation into U.S.$
Acquired equipment under capital lease obligation  (pound)86,316    (pound)26,002         $153,642        $46,283
Issuance of 45,014 shares of common stock for                 --           28,775               --         51,220
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
                                            ---------
                                       (pound)286,736

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE  5 - FIXED ASSETS

                                                            DECEMBER 31,                DECEMBER 31,
                                                         ----------------  -----------------------------------
                                                                2003                       2003
                                                         ----------------  -----------------------------------
                                                                           Convenience translation into U.S. $
                                                                           -----------------------------------
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

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 7 - OTHER LIABILITIES AND ACCRUED EXPENSES

                                                                DECEMBER 31,                DECEMBER 31,
                                                             ----------------  -----------------------------------
                                                                    2003                       2003
                                                             ----------------  -----------------------------------
                                                                               Convenience translation into U.S. $
                                                                               -----------------------------------
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
                                                             ==============               =========

            The provision for income taxes differs from the amount computed by applying the statutory income tax rates to income before taxes as follows:

                                                                  YEARS ENDED                         YEARS ENDED
                                                       -------------------------------   -----------------------------------
                                                                 DECEMBER 31,                         DECEMBER 31,
                                                       -------------------------------   -----------------------------------
                                                             2003            2002              2003               2002
                                                       -------------------------------   -----------------------------------
                                                                                         Convenience translation into U.S. $
                                                                                         -----------------------------------
           Income tax computed at statutory rate             160,550          73,066         $  285,779       $  130,057
           Effect of tax authority adjustments                12,435              --             22,134               --
           Other                                               1,638              --              2,916               --
           Effect of permanent differences (including
             effect of nonconsolidated tax filings)           42,656           6,663             75,928           11,860

           Utilization of net operating loss                    (823)         (6,916)            (1,465)         (12,310)
                                                          ----------      ----------         ----------       ----------
           Provision for income taxes                        216,456          72,813         $  385,292       $  129,607
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
                             =========                            =========

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                                                                                      2003
                                              --------------------------------------------------------------------------------------
                                                                                Weighted Average
                                              --------------------------------------------------------------------------------------
                                                  INCOME            SHARES          PER SHARE                PER SHARE
                                                (NUMERATOR)      (DENOMINATOR)       AMOUNTS                  AMOUNTS
                                              --------------------------------------------------------------------------------------
                                                                                                Convenience translation into U.S. $
                                                                                                ------------------------------------
Net Income                                    (pound) 421,445

BASIC EPS:
Income available to common stockholders       (pound) 421,445       5,089,286    (pound)0.08                  $0.15
Effect of dilutive securities:

        Options                                            --         500,000             --                     --

DILUTED EPS:
Income available to common stockholders       (pound) 421,445       5,589,286    (pound)0.08                  $0.13


                                                                                      2002
                                              --------------------------------------------------------------------------------------
                                                                                Weighted Average
                                              --------------------------------------------------------------------------------------
                                                  INCOME            SHARES          PER SHARE                PER SHARE
                                                (NUMERATOR)      (DENOMINATOR)       AMOUNTS                  AMOUNTS
                                              -------------------------------------------------------------------------------------
                                                                                                Convenience translation into U.S. $
                                                                                                ------------------------------------
Net Income                                    (pound) 240,981

BASIC EPS:
Income available to common stockholders       (pound) 240,981       5,030,444     (pound)0.05                 $0.09
Effect of dilutive securities:

        Options                                            --         500,000              --                    --

DILUTED EPS:
Income available to common stockholders       (pound) 240,981       5,530,444     (pound)0.04                 $0.08

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
                                          =============     =============         ========         ========


--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


NOTE 14 - RELATED PARTY TRANSACTIONS

Refer to notes 4 and 11 for additional related party activity.

                                                        YEARS ENDED                         YEARS ENDED
                                             -------------------------------   -----------------------------------
                                                       DECEMBER 31,                         DECEMBER 31,
                                             -------------------------------   -----------------------------------
                                                   2003            2002              2003             2002
                                             -------------------------------   -----------------------------------
                                                                               Convenience translation into U.S. $
                                                                               -----------------------------------
          Shareholders' salaries             (pound)147,407  (pound) 63,448        $262,384        $112,937

          Campbeltown Business Limited.:
                                              (pound)55,000  (pound) 25,000         $97,900         $44,500
               Fees
               Consultancy                    (pound)41,237   (pound)34,372         $73,402         $61,182
                  Trade payables               (pound)6,950              --         $12,371              --

          Vision Consultants Limited:
               Fees                          (pound) 55,000  (pound) 25,000         $97,900         $44,500

          Story Telecom Limited :
               Accounts receivable,  net     (pound)429,604  (pound)  3,606        $764,695          $6,419

               Due from related entities      (pound)15,960   (pound)14,725         $28,409         $26,211
                  Conversion expense          (pound)38,930              --         $69,295              --

               Revenues                    (pound)2,715,231  (pound)  3,716      $4,833,111          $6,614
                  Trade payables              (pound)22,771              --         $40,532              --

          Auracall Limited :
               Due from  related entities      (pound)4,533   (pound)16,196          $8,069         $28,829
               Revenues                      (pound)318,774              --        $586,544              --

               Trade payables                 (pound)18,040   (pound)12,362         $32,111         $22,004
               Commission expense            (pound)171,234   (pound)73,661        $304,797        $131,117

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

During January 2004, the Company granted for services additional 17,510 restricted shares of its common stock with 17,510 each of Warrants A and B attached. During January and February 2004, the Company granted a total of additional 150,000 Warrants A for services.


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

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------


NOTE 17 -     SEGMENT INFORMATION (CONTINUED)

Revenues and operating profit:

                                                     YEARS ENDED                             YEARS ENDED
                                       -------------------------------------     -----------------------------------
                                                    DECEMBER 31,                             DECEMBER 31,
                                       -------------------------------------     -----------------------------------
                                                2003               2002             2003                   2002
                                       -------------------------------------     -----------------------------------
                                                                                 Convenience translation into U.S. $
                                                                                 -----------------------------------
Telephone & Messaging                        3,996,732                           $7,114,183
Mobile                                         503,475                              896,185
calling cards                                2,781,974                            4,951,914
Total Revenues                        (pound)7,282,181      (pound)3,741,436     12,962,282               6,659,756

Direct Operating expenses
Telephone & Messaging                        2,370,941                            4,220,275
Mobile                                         416,918                              742,114
calling cards                                2,604,703                             4636,371
Total expenses                               5,392,562             2,369,627      9,598,760               4,217,936

Direct Operating Profit
Telephone & Messaging                        1,625,791                            2,893,908
Mobile                                          86,557                              154,071
calling cards                           (pound)177,271                              315,542
Total Profits                                1,889,619             1,371,809      3,363,522               2,441,820

Corporate and common operating
expenses.                                    1,223,252             1,056,207      2,177,388               1,880,048
Operating profit                               666,367               315,606      1,186,134                 561,771
                                        ==============      ================     ==========               =========

Assets

The assets of the company are for common usage for all reportable segments.

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTE 18 - SUBSEQUENT EVENTS

AGREEMENT AND PLAN OF ACQUISITION

On May 28, 2004, we entered into an Agreement to acquire WS Telecom Inc., a Mississippi corporation, through the statutory merger of WS Telecom Inc. with and into our wholly owned subsidiary Xfone USA, Inc. For the purposes of the acquisition, WS Telecom, Inc. includes its wholly owned subsidiaries eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. The terms and conditions of the Agreement provide that:

      1) all of WS Telecom's issued and outstanding capital stock will be acquired and converted into the right to receive from us certain shares of our restricted common stock and warrants convertible into shares of our common stock;

      2) we will issue a number of shares of our restricted common stock with an agreed market value of $2,200,000, which will be determined using the weighted average price of our common stock for the ten trading days preceding the trading day immediately prior to the date we and WS Telecom Inc. enter into a Management Operating Agreement;

      3) the weighted average price of our common stock, as referred to in 2) immediately above, will in no event be less than $3.30 per share or greater than $4.30 per share;

      4) we will issue a number of warrants with a value of $1,300,000, the value of which will be calculated as of the date we and WS Telecom Inc. enter into a Management Operating Agreement, assuming 90% volatility of the underlying share of common stock of the Registrant in accordance with the Black Scholes option - pricing model;

      5)    each  share  of  MS  Telecom,  Inc.'s  Preferred  Stock  issued  and outstanding immediately prior to the effective time of the Acquisition will be canceled and extinguished and be converted automatically into the right to receive upon surrender of certificate(s) representing MS Telecom, Inc.'s Preferred Stock, as follows: (i) an amount of our stock consideration equal to the product of our stock consideration times 28.6% divided by total of MS Telecom, Inc.'s Preferred Stock; and (ii) an amount of our warrant consideration equal to the product of MS Telecom, Inc.'s warrant consideration times 28.6% divided by the total of MS Telecom, Inc.'s Preferred Stock;

      6) each share of MS Telecom, Inc.'s common stock issued and outstanding immediately prior to the effective time of the Acquisition will be canceled and extinguished and be converted automatically into the right to receive upon surrender of certificate(s) representing MS Telecom, Inc's common stock, as follows: (i) an amount of our stock consideration equal to the product of the Our stock consideration times 71.4% divided by the total of MS Telecom, Inc.'s common stock; and (ii) an amount of our warrant consideration equal to the product of our warrant consideration times 71.4% divided by the total of MS Telecom, Inc.'s common stock;

      7) completion of the Acquisition is subject to certain conditions, including: (a) approval of the Agreement and the Acquisition by shareholders; (b) receipt of regulatory approvals; and (c) certain other customary conditions; and

      8) concurrent with the execution of the Agreement and as material inducements to us and WS Telecom, Inc. as the acquired company, the following agreements will be entered into, the terms of which are described below: (a) employment agreement between Xfone USA, Inc. and Wade Spooner; (b) employment agreement between Xfone USA, Inc. and Ted Parsons; and (c) escrow agreement among us, Xfone USA, Inc., Wade Spooner, Ted Parsons, and the escrow agent.

XFONE COMMUNICATION LTD.

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd. On May 9, 2004, Xfone Communication applied for a license to become an international telecom service provider in Israel. On May 16, 2004, the Government of Israel informed Xfone Communication that its application underwent preliminary examination and appears to be acceptable. Therefore, on May 18, 2004, the Government of Israel granted Xfone Communication a Dialing Code ("018"); nevertheless, the Government of Israel has not yet granted Xfone Communication the license. To date, Xfone Communication has no operating activity and is not expected to have any operating activity until it will be granted the license.

The Israeli Government Regulations require that at least 26% of an applicant company be owned by Israeli citizens who reside in Israel. Xfone Communication is owned 74% by us and 26% by H.S.N. Communication Investments Ltd., an Israeli based company, that is owned: 40% by Mrs. Naama Harish, the wife of Dr. Eyal Harish, a member of our Board of Directors, 40% by Dionysos Investments Ltd., a company owned by members of the family of Mr. Guy Nissenson, our Chief Executive Officer, and 20% by Margo Sport Ltd., a company owned by Mr. Giora Spigel and his wife.

In accordance with the Israeli Government Regulations Xfone Communication issued a bank guarantee in favor of the Government of Israel for the amount of approximately $2.2 Million. In order to attain the Bank Guarantee , Xfone Communication had to deposit in Bank Hapoalim B.M., an Israel based bank, approximately $2.2 million and issue a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone Communication towards the bank. If Xfone Communication will fail to get the License the Bank Guarantee and the Letter of Guarantee will be returned.

OFFERING

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

AGREEMENT WITH PORTFOLIO PR, INC.

On January 1, 2004, the Company entered into a cancelable agreement with an investment relations firm, Portfolio PR, Inc., which is cancelable on a month's notice and is renewable annually. This agreement provides a monthly payment of $3,500 per month plus 1,000 shares of the Company's common stock increasing to $4,500 plus 1,200 shares per month of the Company's stock when it becomes listed on NASDAQ.

In conjunction with this agreement, from January 2004 to April 2004, the Company paid Portfolio PR, Inc. $7,000 but made no stock issuances to Portfolio PR, Inc. In addition, Portfolio PR, Inc. did not exercise any warrants.

On April 23, 2004, the Company cancelled the agreement with Portfolio PR, Inc. "for cause". In June 2004, Portfolio PR, Inc. agreed to receive from the Company $7,209.09 in cash and 4,000 shares of our common stock as total and final consideration and further agreed that the Company would have no further obligation to pay it any additional cash, shares, warrants, or other consideration in connection with this agreement.

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

FAMILY RELATIONSHIPS

Dr. Harish, one of our directors, is the brother-in-law of Mr. Abraham Keinan, our Chairman of the Board. On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd. Xfone Communication is owned 74% by us and 26% by H.S.N. Communication Investments Ltd., an Israeli based company, that is owned: 40% by Mrs. Naama Harish, the wife of Dr. Eyal Harish.

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

----------------------------------------------------------------------------------------------------------------------------------
Summary Compensation Chart
----------------------------------------------------------------------------------------------------------------------------------
                         Annual Compensation                                         Long Term Compensation
----------------------------------------------------------------------------------------------------------------------------------
Name &           Year    Salary ($)           Bonus($)            Other($)           Restricted    Options($)   L/Tip($)     All
Position                                                                             Stock Awards                            Other
----------------------------------------------------------------------------------------------------------------------------------
Abraham Keinan   2003    $69,057(1)          $112,576             $97,900(2)                       400,000(3)
Chairman                 (40,622 Pound)        (63,245 Pound)      (55,000 Pound)

                 2002    $51,000               9,588              67,500                 0               0         0         0
                         (30,000 Pound)        (6,372 Pound)      (45,000 Pound)        Pound           Pound     Pound     Pound

                 2001    $42,300                     0                  0                 0               0         0         0
                         (30000 Pound)

Guy Nissenson    2003    $74,820(4)                               $171,302(5)                      200,000(6)
Principal                (43,500 Pound)                           (96,237 Pound)
Executive
Officer          2002    $52,800
                         (33,000 Pound)

                 2001    $30,450
                         (21,000 Pound)
----------------------------------------------------------------------------------------------------------------------------------

(1) On April 15, 2003, our Board of Directors approved of a salary increase for our Chairman of the Board from $1,473 to $4,000 per month. Abraham Keinan's total salary of $69,057 for 2003, as reflected above, is composed of: (a) $3,250 per month from January 2003 to March 2003; and (b) $4,000 per month from April 2003 to December 2003.

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

(2) This amount represents a success fee paid to Vision Consultants, which is solely owned and controlled by A. Keinan, and is further discussed in the paragraph following this table.

(3) On March 1st, 2004, our Board of Directors cancelled these options.

(4) On April 15, 2003, our Board of Directors approved of a salary increase for our Principal Executive Officer from UKP2,500 ($4,300) to UKP4,000 ($6,800) per month. Guy Nissenson's total salary of $73,950 is composed of: (a) $4,250 per month from January to March 2003; and (b) $6,800 per month from April 2003 to December 2003. On May 11, 2000, we entered into a written employment agreement with our Principal Executive Officer/President, Guy Nissenson. Under the agreement, Mr. Nissenson will work on business development, sales and marketing. At that time, we agreed to pay him a salary of $1,473 (1000 Pound Sterling) per month, subject to a future increase of $1,473 (1000 Pound Sterling) if Swiftnet reaches average sales of $257,775 (175,000 Pound Sterling) per month. In addition, we have agreed that if we grant options to Abraham Keinan, we will grant Mr. Nissenson options to buy Swiftnet or us according to the following formula: 50% of the options with same price and conditions that Mr. Keinan will receive, subject to our reaching a benchmark of $176,760 (120,000 Pound Sterling) average sales per month during Mr. Nissenson activities or in the 12 months thereafter. The agreement with Mr. Nissenson can be terminated by either party with one month notice.

(5) This amount represents consultant fees of 41,237 pounds, and a success fee of 55,000 pounds, paid to Campbeltown Business, Ltd., which is owned and controlled by Guy Nissenson and other members of the Nissenson family.

(6) On March 1st, 2004 our Board of Directors canceled these options.

Our research and development manager, Mrs. Bosmat Houston, has an employment agreement us which provides that we pay her a salary of $3,337 (2266 Pound
Sterling) per month. She is not subject to a covenant not to compete. We may terminate Mrs. Houston's agreement with 8 weeks notice. She may terminate the agreement with one week notice.

Options/SAR Grants 2003
--------------------------------------------------------------------------------
                                   % of Total
                        Number       Options
Name and              Securities    Granted To
Principle              Underlying   Employees    Exercise      Expiration
Position               Options       in 2003       Price         Date
--------------------------------------------------------------------------------
Abraham Keinan(1)       400,000        66.7%      $0.475     August 31, 2008
Chairman             common stock
of the Board            shares
--------------------------------------------------------------------------------
Guy Nissenson(2)        200,000        33.3%      $0.475     August 31, 2008
Principal            common stock
Executive               shares
Officer/Director
--------------------------------------------------------------------------------
TOTAL                                100.00%
--------------------------------------------------------------------------------

(1) On August 21, 2003, we issued 400,000 options to acquire shares of our restricted common stock to Abraham Keinan. These options were issued to Abraham Keinan for services rendered by Mr. Keinan as the Chairman of our Board of Directors. These options are exercisable at a price of $0.475 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 5 years after issuance. On March 1st, 2004, our Board of Directors canceled these options.

(2) On August 21, 2003, we issued 200,000 options to acquire shares of our restricted common stock to Guy Nissenson. These options were issued to Guy Nissenson for services rendered by Mr. Nissenson as our President and Principal Executive Officer. These options are exercisable at a price of $0.475 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 5 years after issuance. On March 1st, 2004, our Board of Directors canceled these options.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables sets forth, as of June 7, 2004, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement which could result in a change in control of our company.

The following table assumes, based on our stock records, that there are 6,105,445 shares issued and outstanding as of June 7, 2004.

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

Security Ownership of Management:

---------------------------------------------------------------------------------------------------------------
Title of               Name & Address of                Amount of Beneficial   Nature of             Percent of
Class                  Beneficial Owner                 Ownership              Ownership             Class
---------------------------------------------------------------------------------------------------------------
Common                 Abraham Keinan                      3,644,664          Direct/Indirect*       59.70
                       Chairman of the Board
                       4 Wycombe Gardens
                       London NW11 8AL
                       United Kingdom

---------------------------------------------------------------------------------------------------------------
Common                 Guy Nissenson                       1,220,336          Direct/Indirect**      19.99
                       Principal Executive Officer
                       President/Director
                       3A Finchley Park
                       London N12 9JS
                       United Kingdom

---------------------------------------------------------------------------------------------------------------
Common                 Eyal Harish                            15,000          Direct                  0.25
                       Director
                       3 Moshe Dayan Street
                       Raanana, Israel
---------------------------------------------------------------------------------------------------------------
Common                 Shemer Schwartz                             0          Not Applicable          0.0
                       Director
                       8 Haamoraim Street
                       Tel-Aviv, Israel
---------------------------------------------------------------------------------------------------------------
Common                 All directors and

                       executive officers                  4,880,000                                 79.93
                       as a group
---------------------------------------------------------------------------------------------------------------

* Our Chairman of the Board, Abraham Keinan's direct/indirect ownership of 3,644,644 shares of our common stock or 59.70% beneficial ownership interest consists of: (a) his direct ownership of 2,342,333 shares of our common stock individually owned by Mr. Keinan; (b) his indirect ownership of 1,302,331 shares of common stock owned by Vision Consultants, a Nassau, Bahamas incorporated company that is 100% owned by Mr. Keinan, and is located at Kings Court, POB N-3944, Bay Street, Nassau, Bahamas. The sole business purpose of Vision Consultants is to hold and manage Mr. Keinan's investments. On August 21, 2003, we issued 400,000 options to Mr. Keinan, but on March 1, 2004, our Board of Directors cancelled these options.

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

Vision Consultants is entitled to receive 1% of all of our revenues if and when revenues exceed $485,000; however, in April 2003, Vision Consultants, Inc. and Campbeltown Business Limited waived their right with regard to revenues derived from Story Telecom.

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

This agreement with Campbeltown Business, Ltd. involving this monthly payment of 2000 United Kingdom Pound, along with an additional monthly performance bonus, is separate from a bonus and success fee arrangement that we may pay in accordance with an October 15, 2002 approval by our Board of Directors to pay such a bonus and success fee, as discussed below.

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

On October 15, 2002, our Board of Directors approved a bonus and success fee whereby if we receive monthly revenues in excess of $485,000 then Mr. Keinan and our consultant, Campbeltown Business, Ltd. shall receive 1% of the revenues for each month where our revenues reach $485,000 up to a maximum of one million dollars. This bonus and success fee is separate from our agreement with Campbeltown Business, Ltd. involving a monthly payment of 2000 United Kingdom Pound, along with an additional monthly performance bonus. The business purpose of the bonus and success fee is to further motivate our Chairman of the Board, Mr. Keinan, and our consultant, Campbeltown Business Ltd. to develop our business by providing them with additional compensation if and when our revenues grow. During 2003, we paid Mr. Keinan, through Vision Consultants, and Campbeltown each 55,000 pounds as a bonus and success fee according to the formula described above. During 2003 we paid Campbeltown consultancy related fees of 41,237 pounds ($73,402).

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

XFONE COMMUNICATION, LTD.

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd. On May 9, 2004, Xfone Communication applied for a license to become an international telecom service provider in Israel. The Israeli
Government Regulations require that at least 26% of an applicant company be owned by Israeli citizens who reside in Israel. Xfone Communication is owned 74% by us and 26% by H.S.N. Communication Investments Ltd., an Israeli based company, that is owned: 40% by Mrs. Naama Harish, the wife of Dr. Eyal Harish, a member of our Board of Directors, 40% by Dionysos Investments Ltd., a company owned by members of the family of Mr. Guy

Nissenson, our Chief Executive Officer, and 20% by Margo Sport Ltd., a company owned by Mr. Giora Spigel and his wife. In accordance with the Israeli Government Regulations Xfone Communication issued a bank guarantee in favor of the Government of Israel for the amount of 10M NIS (approximately, $2.2 Million). In order to attain the Bank Guarantee , Xfone Communication had to deposit in Bank Hapoalim B.M., an Israel based bank, approximately $2.2 million and issue a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone Communication towards the bank. If Xfone Communication will fail to get the License the Bank Guarantee and the Letter of Guarantee will be returned.


AURACALL LIMITED

We have an investment in and own 47.5% of a joint business venture, Auracall Limited. Auracall Limited's services were introduced in approximately March 2002. Our Chairman of the Board, Abraham Keinan, and our Chief Executive Officer/Director, Guy Nissenson, are both directors of Auracall Limited. Our management will indirectly benefit from revenues generated by Auracall Limited activities, to the extent that Vision Consultants, Inc., which is solely owned by Mr. Keinan, and Campbeltown Business Limited, which is partially owned by our Chief Executive Office, Guy Nissenson, receives 1% of all our revenues, except revenue generated by Story Telecom activities, if our entire monthly revenue, except revenue generated by Story Telecom activities, exceeds $485,000. Auracall accounted for 4.4% and 6.9% of our revenues for the 12 month period ending
December 31, 2003 and the three month period ending March 31, 2004, respectively. Auracall Limited accounted for 2.8% and 4.8% of our total cost of revenues for the 12 month period ending December 31, 2003 and the three month period ending March 31, 2004, respectively. Commissions paid to Auracall accounted for 17% and 22.3% of the total commissions that we paid out for the 12 month period ending December 31, 2003 and the three month period ending March 31, 2004, respectively. We have made no guarantee or any other commitment on behalf of Auracall, Ltd. and we are not committed to provide Auracall, Ltd. with any further support.

STORY TELECOM

We have an investment in and own 40% of a joint business venture, Story Telecom, which is a calling card service we offer that is detailed on page ( ). Story Telecom purchases their telecommunications services from us. Our Chief Executive Officer/Director, Guy Nissenson, is a director of Story; our Chairman of the Board, Abraham Keinan,is not a director of Story Telecom. Our management does not benefit from revenues generated by Story Telecom activities. Story Telecom accounted for 37% and 43% of our total revenues for the 12 month period ending December 31, 2003 and the three month period ending March 31, 2004, respectively. Story Telecom accounted for 58% and 60% of our total cost of revenues for the 12 month period ending December 31, 2003 and the three month period ending March 31, 2004, respectively. We have made no guarantee or any other commitment on behalf of Story Telecom and we are not committed to provide Story Telecom with any further support.

XFONE USA, INC.

Xfone USA, Inc. was incorporated in the State of Mississippi on May 28, 2004 especially for the purpose of becoming the surviving corporation upon the consummation of the merger. We are the sole shareholder of Xfone USA, Inc. Xfone USA, Inc., upon completion of the acquisition, will continue to be our wholly owned subsidiary and no change in our control will occur as a result of the acquisition. Mr. Abraham Keinan, our Chairman of the Board, and Mr. Guy Nissenson, our President/Chief Executive Officer/Director, are the directors of Xfone USA, Inc. Our President/Chief Executive Officer/Director, Guy Nissenson, is also the President/Secretary/Treasurer of Xfone USA, Inc.

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

3.1       Articles of Incorporation of Xfone, Inc.(1)

3.2a      Bylaws of Xfone, Inc.(1)

3.2b      Amended Bylaws of Xfone, Inc.(4)

3.3       Articles of Incorporation of Swiftnet, Ltd.(1)

3.4       Bylaws of Swiftnet, Ltd.(1)

3.5       Amended bylaws of Xfone, Inc.(3)

3.6       Bylaws of Xfone USA, Inc. (6)

3.7       Office of the Mississippi Secretary of State, Articles of Merger or
          Share Exchange Profit Corporation (6)

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

(7) Denotes previously filed exhibit: filed on June 1, 2004 with Xfone Inc.'s Form 8-K.

(8) Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.'s SB-2/Amendment 2 Registration Statement, file # 333-113020.

We hereby incorporate the following additional documents by reference:

(a) our Forms 10-KSB/A for the year ended December 31, 2002 which was filed on June 9, 2004;

(b) our Registration Statement on Form SB-2 and all amendments thereto which was filed on August 10, 2001 and amended on October 16, 2001, November 28, 2001, December 27, 2001, December 28, 2001, February 4, 2002, March 3,
      2003, and April 8, 2003;

(c) our Registration Statement on Form SB-2 and all amendments thereto which was filed on February 23, 2004 and amended on April 15, 2004 and June 7, 2004;

(d) our Forms 10-QSB for the periods ended March 31, 2002 which was filed on May 14, 2002, June 30, 2002 which was filed on August 13, 2002 and amended on August 20, 2002, September 30, 2002 which was filed on November 14, 2002, March 31, 2003 which was filed on May 15, 2003, June 30, 2003 which was filed on August 14, 2003, September 30, 2003 which was filed on November 10, 2003, and filed on May 17, 2004 and March 31, 2004 which was amended on June 9, 2004.

      (b)   Reports on Form 8-K

We filed a Form 8-K on February 18, 2004 pertaining to Item 5 - Other Events, which disclosed completion of our private placement during January and February 2004, in which we sold to certain investors an aggregate of 969,237 shares of common stock at a purchase price of $3.00 per share and each investor in the financing was also granted a Warrant A and Warrant B to purchase a number of shares of common stock equal to one hundred percent (100%) of the shares purchased by that investor in the financing.

On June 1, 2004, we filed a Form 8-K, Item 5. Other Events, to disclose an agreement to acquire WS Telecom, Inc., a Mississippi corporation, through a statutory merger of WS Telecom, Inc. with and into the Company's wholly owned subsidiary, Xfone USA, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.


Audit Fees

The aggregate fees billed for the fiscal year ended December 31, 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated as follows: we paid our accountant, Chaifetz & Schreiber, P.C. $30,500.

Audit-Related Fees

None.

Tax Fees

The aggregate fees billed for the fiscal year ended December 31, 2003 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were estimated as follows: we paid our accountant, Chaifetz & Schreiber, P.C. $2,500.

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

XFONE, INC.

By /s/ Guy Nissenson                                               June 10, 2004
   -------------------------
   Guy Nissenson, President,
   Principal Executive Officer,Principal Financial Officer,
   Principal Accounting Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Guy Nissenson                                               June 10, 2004
   -------------------------
   Guy Nissenson, President,
   Principal Executive Officer,Principal Financial Officer,
   Principal Accounting Officer, and Director

By /s/ Abraham Keinan                                              June 10, 2004
   -------------------------
   Abraham Keinan
   Chairman of the Board of Directors


By /s/ Eyal Harish                                                 June 10, 2004
   -------------------------
   Eyal Harish
   Director