Form 10QSB/A
period 2004-03-31
XFONE INC
filed 2004-08-12
CIK 1126216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO.3
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 12, 2004, the issuer had 6,111,155 shares of common stock outstanding.

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

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                                  BALANCE SHEET
                                    UNAUDITED

                                               March 31,         December 31,      March 31,
                                                  2004               2003            2004
                                              ------------       -----------     -----------
                                                                             ------------------------
                                                                                    Convenience
                                                                                    translation
                                                                                    into
                                                                                    U.S.$
                                                                             ------------------------
Current assets

Cash                                     (pound)2,127,117    (pound)977,008       $3,913,895

Accounts receivable, net                        1,203,754         1,263,824        2,214,908

Prepaid expenses and other
receivables (Note 3)                              432,711           340,944          796,188

Loan to shareholder (Note 4)                       47,032            54,070           86,538
                                         ----------------  ----------------       ----------
Total Current Assets                            3,810,615         2,635,847        7,011,529
                                         ----------------  ----------------       ----------
Loan to shareholder (Note 4)                      232,666           232,666          428,105
                                         ----------------  ----------------       ----------

Fixed assets (Note 5)

Cost                                              596,445           559,786        1,097,459

Less - accumulated depreciation                  -158,963          -138,071         -292,491
                                         ----------------  ----------------       ----------

Total fixed assets                                437,482           421,715          804,967
                                         ----------------  ----------------       ----------

Total assets                             (pound)4,480,763  (pound)3,290,228       $8,244,601
                                         ================  ================       ==========

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                                  BALANCE SHEET
                                    UNAUDITED

                                             March 31,        December 31,       March 31,
                                               2004              2003              2004
                                         ----------------   ----------------    ----------
                                                                          -------------------------
                                                                                Convenience
                                                                                 translation
                                                                                 into U.S.$
                                                                          -------------------------
Current liabilities
Dividend  payable                                      --      (pound)86,270            --
Notes payable - current portion
  (Note 8)                                          4,000              4,000         7,360
Trade payables                                  1,446,922          1,637,431     2,662,334
Other liabilities and accrued
  expenses (Note 7)                               278,541            379,809       512,515
Obligations under capital leases -
  current portion                                  66,684             66,774       122,699
                                         ----------------   ----------------    ----------
Total current liabilities                (pound)1,796,147   (pound)2,174,284    $3,304,908

Deferred taxes                                     36,109             36,109        66,441
Notes payable (Note 8)                              2,166              3,166         3,986
Obligation under capital lease                     69,135             86,563       127,206
                                         ----------------   ----------------    ----------

Total liabilities                        (pound)1,903,556   (pound)2,300,122    $3,502,541
                                         ----------------   ----------------    ----------
Shareholders' equity
Preferred stock - 50,000,000 shares
  authorised, none issued
Common stock:
25,000,000 shares authorised,
   (pound).0006896 par value;
   6,104,421 and 5,117,684
   issued and outstanding,
   respectively                                     4,210              3,530         7,746
Contributions in excess of shares               1,676,866            193,514     3,085,433

Retained earnings                                 896,131            793,062     1,648,881
                                         ----------------   ----------------    ----------

Total shareholders' equity                      2,577,207            990,106     4,742,060
                                         ----------------   ----------------    ----------

Total liabilities and
   shareholders' equity                  (pound)4,480,763   (pound)3,290,228    $8,244,601
                                         ================   ================    ==========

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                   March 31,          March 31,            March 31,
                                                     2004               2003                 2004
                                               ----------------    ----------------       ----------
                                                                                     ------------------------
                                                                                           Convenience
                                                                                           translation
                                                                                           into U.S.$
                                                                                     ------------------------
Revenues                                       (pound)2,307,215    (pound)1,074,662       $4,245,275
Cost of revenues                                     -1,561,238            -582,225       -2,872,679
                                               ----------------    ----------------       ----------

Gross profit                                            745,976             492,437        1,372,596
                                               ----------------    ----------------       ----------

Operating expenses: (Note 13)
Research and development                                -10,000              -9,000          -18,400
Marketing and selling                                  -367,207            -199,311         -675,661
General and administrative                             -234,168            -191,952         -430,869
                                               ----------------    ----------------       ----------

Total operating expenses                               -611,375            -400,263       -1,124,930
                                               ----------------    ----------------       ----------

Operating profit                                        134,601              92,174          247,666
Financing expenses - net (Note 13)                      -10,845              -7,355          -19,954
Other income                                              5,313               3,154            9,776
                                               ----------------    ----------------       ----------

Income before taxes                                     129,069              87,973          237,488
Taxes on income                                         -26,000             -17,000          -47,840
                                               ----------------    ----------------       ----------

Net income                                       (pound)103,069       (pound)70,973         $189,648
                                               ================    ================       ==========

Earnings Per Share:
Basic                                               (pound)0.02         (pound)0.01            $0.03
                                               ================    ================       ==========

Diluted                                             (pound)0.01         (pound)0.01            $0.03
                                               ================    ================       ==========

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    UNAUDITED

                                           Number of                           Contributions                             Total
                                           Ordinary                            in excess of         Retained         Shareholders'
                                            Shares          Share Capital        par value          Earnings            Equity
                                       ----------------    --------------    ----------------    --------------    ----------------
Balance at January 1, 2003                    5,060,889      (pound)3,490      (pound)180,219    (pound)457,887      (pound)641,596
Issuance of shares                               56,795                40              13,295                --              13,335
Net income                                           --                --                  --           421,445              421445
Dividend payable                                                                       -86270                --              86,270
                                       ----------------    --------------    ----------------    --------------    ----------------

Balance at December 31, 2003                  5,117,684      (pound)3,530      (pound)193,514    (pound)793,062      (pound)990,106
                                       ----------------    --------------    ----------------    --------------    ----------------

Balance at January 1, 2004                    5,117,684             3,530             193,514           793,062      (pound)990,106
Issuance of shares                              986,737               680           1,483,352                --    (pound)1,484,031
Net income                                           --                --                  --           103,069      (pound)103,069
Dividend payable                                     --                --
                                       ----------------    --------------    ----------------    --------------    ----------------

Balance at March 31, 2004              (pound)6,104,421      (pound)4,210    (pound)1,676,866    (pound)896,131    (pound)2,577,207
                                       ================    ==============    ================    ==============    ================

CONVENIENCE TRANSLATION INTO U.S.$:

Balance at March 31, 2004                     6,104,421    $        7,746    $      3,085,433    $    1,648,882    $      4,742,060
                                       ================    ==============    ================    ==============    ================

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                         Three months ended          Three months ended
                                                       March             March              March
                                                        2004              2003              2004
                                                   --------------    -------------       -----------
                                                                                    -------------------------
                                                                                            Convenience
                                                                                            translation
                                                                                            into U.S.$
                                                                                    -------------------------
Cash flow from operating activities
Net income                                         (pound)103,069    (pound)70,974          $189,648
Adjustments to reconcile net cash
provided by (used in) operating activities               -295,544          129,207          -543,801
                                                   --------------    -------------       -----------

Net cash provided by operating activities                -192,475          200,181          -354,155
                                                   --------------    -------------       -----------

Cash flow from investing activities
Investments made in year                                       --                                 --

Purchase of equipment                                     -36,659          -38,319           -67,452
                                                   --------------    -------------       -----------

Net cash used in investing activities                     -36,659          -38,319           -67,452
                                                   --------------    -------------       -----------

Cash flow from financing activities
Repayment of long term debt                                -1,000           -6,942            -1,839
Repayment of capital lease obligation                         -90
Proceeds from issuance of long term debt                  -17,428                            -32,067
Proceed from sale of fixed assets                              --                                 --
Dividend paid                                              -86270
Proceeds from issuance of common stock-net              1,484,031            4,762         2,730,618
                                                   --------------    -------------       -----------

Net cash provided by financing activities               1,379,243        -2,180            2,537,808
                                                   --------------    -------------       -----------

Net increase in cash                                    1,150,109          159,682         2,116,201
Cash, beginning of year                                   977,008          471,963         1,797,695
                                                  ---------------   --------------        ----------

Cash at end of quarter                           (pound)2,127,117   (pound)631,645        $3,913,895
                                                  ===============   ==============        ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                         Three months ended          Three months ended
                                                      March 31,        March 31,          March 31,
                                                        2004             2003               2004
                                                   --------------    -------------       -----------
                                                                                     ------------------------
                                                                                            Convenience
                                                                                            translation
                                                                                            into U.S.$
                                                                                     ------------------------
Issuance of shares of common stock for
Compensation for professional services
in connection with the offering:
Number of shares                                           17,500                             17,500

Amount                                              (pound)28,533                            $52,500

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                        STATEMENTS OF CASH FLOWS (CONT.)

(1) ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

                                                Three months ended                Three months ended
                                             March             March                     March
                                             2004              2003                      2004
                                        ---------------   --------------            -------------
                                                                               --------------------------
                                                                                Convenience translation
                                                                                         into
                                                                                         U.S.$
                                                                               --------------------------
Depreciation                              (pound)20,892    (pound)14,696                  $38,441

Bad debt expense                                  9,274               --                   17,064

Stock issued for professional services           28,533               --                   52,500
                                        ---------------   --------------            -------------
                                                 58,699           14,696                  108,006

Changes in assets and liabilities:
Decrease in trade receivables                    50,796           37,820                   93,464
(Increase)Decrease in other receivables         -91,767           47,722                 -168,851
Decrease in shareholder loan                      7,038           24,906                   12,950
Dividend payable                                                 -63,261                       --
(Decrease)Increase in trade payables           -190,509          104,079                 -350,536
Decrease in other payables                     -129,801          -36,755                 -238,834
                                        ---------------   --------------            -------------
Total adjustments                              -354,243          114,511                 -651,807
                                        ---------------   --------------            -------------

                                        -(pound)295,544   (pound)129,207                -$543,801
                                        ===============   ==============            =============

  The accompanying notes are an integral part of these consolidated financial statements

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -    ORGANISATION AND NATURE OF BUSINESS

            A. Xfone, Inc. ("Xfone") was incorporated in Nevada, U.S.A. in September, 2000 and is a provider of long distance voice and data telecommunications services, primarily in the United Kingdom. The financial statements consolidate the operations of Xfone and Swiftnet Limited. ("Swiftnet"), its wholly owned U.K. subsidiary, (collectively the "Company")

            B. The financial statements of the company have been prepared in Sterling ("(pound)") since this is the currency of the prime economic environment, the U.K., in which the operations of the Company are conducted. Transactions and balances denominated in Sterling are presented at their original amounts. Transactions and balances in other currencies are translated into Sterling in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 of the U.S. Financial Accounting Standards Board ("FASB"). Accordingly, items have been translated as follows: Monetary items - at the exchange rate effective at the balance sheet date. Revenues and expense items - at the exchange rates in effect at the date of recognition of those items. Exchange gains and losses from the aforementioned translation are included in financing expenses, net.

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

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 3 - PREPAID EXPENSES AND OTHER RECEIVABLES

                                                              MAR-31              DEC-31            MAR-31
                                                         ----------------    ----------------    ------------
                                                               2004                2003              2004
                                                         ----------------    ----------------    ------------
                                                                                             ----------------------
                                                                                                  Convenience
                                                                                              translation into US$
                                                                                             ----------------------

Due from Swiftglobal, Ltd. (non-affiliated entity)          (pound)36,187       (pound)37,687    $     66,583
Other prepaid expenses                                            263,784             117,650         485,363
Due from Story Ltd (affiliated entity)                             15,960              15,960          29,366
Others receivables                                                116,780             169,647         214,875
                                                         ----------------    ----------------    ------------

                                                           (pound)432,711      (pound)340,944    $    796,188
                                                         ================    ================    ============

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
                                                    ===============
                                                    (pound)279,698

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 5 - FIXED ASSETS

                                                   MAR 31,             DEC 31,             MAR 31,
                                              ------------------------------------    ----------------
                                                    2004                2003                2004
                                              ----------------    ----------------    ----------------
                                                                                      ----------------
                                                                                        Convenience
                                                                                    translation into US$
                                                                                      ----------------
      COST
      Equipment held under capital lease        (pound)364,577      (pound)364,577    $        670,822
      Office furniture and equipment                    26,593              26,593              48,930
                                                                                --
      Development costs                                 52,040              32,060              95,754
      Computers Equipment                              153,235             136,556             281,952
                                              ----------------    ----------------    ----------------

                                                (pound)596,445      (pound)559,786    $      1,097,459
                                              ================    ================    ================

      ACCUMULATED DEPRECIATION
      Equipment held under capital lease         (pound)72,030       (pound)61,869    $        132,535
      Office furniture and equipment                    10,784               9,730              19,842
                                                                                --
                                                        19,283              16,030              35,480
      Computers Equipment                               56,866              50,442             104,633

                                              ----------------    ----------------    ----------------

                                                (pound)158,963      (pound)138,071    $        292,492
                                              ================    ================    ================

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

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 7 - OTHER LIABILITIES AND ACCRUED EXPENSES

                                                             MAR 31,             DEC 31,             MAR 31,
                                                        ----------------    ----------------    ----------------
                                                              2004                2003                2004
                                                        ----------------    ----------------    ----------------
                                                                                                ----------------
                                                                                                   Convenience
                                                                                              translation into US$
                                                                                                ----------------

      Corporate taxes                                     (pound)158,433      (pound)289,777    $        291,516
      Professional fees                                           68,614              29,545             126,250
      Payroll and other taxes                                     40,057              48,452              73,705
      Due to Auracall Ltd ( Affiliated entity)                       275                 275                 506
      Others                                                      11,162              11,760              20,539
                                                        ----------------    ----------------    ----------------

                                                          (pound)278,541      (pound)379,809    $        512,515
                                                        ================    ================    ================

NOTE 8 - NOTES PAYABLE

                                                             MAR 31,             DEC 31,             MAR 31,
                                                        ----------------    ----------------    ----------------
                                                              2004                2003                2004
                                                        ----------------    ----------------    ----------------
                                                                                                ----------------
                                                                                                   Convenience
                                                                                              translation into US$
                                                                                                ----------------
      First National Finance - maturity 2004-5, annual
         interest rate 7.16%                                (pound)4,000        (pound)4,000    $          7,360

      Newcourt - maturity 2004-5, annual interest rate             2,166               3,166               3,986
                                                        ----------------    ----------------    ----------------
          7.16%                                                    6,166               7,166              11,346
      Less: current portion                                       -4,000              -4,000              -7,360
                                                        ----------------    ----------------    ----------------

      Notes payable - non current                           (pound)2,166        (pound)3,166    $          3,986
                                                        ================    ================    ================

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 8 - NOTES PAYABLE (CONT.)

      B. MATURITIES OF NOTES PAYABLE ARE AS FOLLOWS

                                                            Convenience
        MAR 31,                                         translation into U.S.$
      ----------                                     ---------------------------
        Year 1                         (pound)4,000                      $ 7,360
        Year 2                                2,166                        3,986

                                       ------------  ---------------------------

                                       (pound)6,167                      $11,346
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

      Minimum future lease payments under capital leases as of March 31, 2004 for each of the next five years are:

                                                                              Convenience
                      MAR. 31,                                           translation into U.S.$
           ----------------------------------------------------------    ----------------------

                       2005                            (pound)78,091    $              143,688
                       2006                                   57,145    $              105,146
                       2007                                   15,601    $               28,707
                       2008                                    4,865    $                8,952

                                                    ----------------    ----------------------

      Total minimum lease payments                           155,703                   286,493
      Less: amount representing interest                     -19,884                  -$36,588
                                                    ----------------    ----------------------

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

      The following table reflects the Company's deferred tax liabilities at March 31, 2004 and December 31, 2003:

                                                      March 31,          December 31,        March 31,
                                                        2004                2003               2004
                                                  ----------------    ----------------    ----------------
                                                                                          ----------------
                                                                                             Convenience
                                                                                             translation
                                                                                             into U.S.$
                                                                                          ----------------

      Accelerated taxwrite off of fixed assets    (pound)36,109       (pound)36,109       $         66,441
                                                  ----------------    ----------------    ----------------

      Deferred Tax liability                      (pound)36,109       (pound)36,109       $         66,441
                                                  ================    ================    ================

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 11 -   CAPITAL STRUCTURE, STOCK OPTIONS AND DIVIDEND

            In connection with a Stock Purchase Agreement, clarified on July 30, 2001, Campbeltown Business Limited ("Campbeltown"), an entity owned by the Nissenson family including the Company's President and Principal Executive Officer, a shareholder, holds options from the Company and one of its directors to purchase 500,000 additional shares of the Company for the amount of $200,000. This transaction can be executed either by the Company issuing new shares, or by the director selling his private shares as long as he has an adequate amount of shares, as the director will decide. This option will expire on December 31, 2005.

            The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The common stock has no pre-emptive or conversion rights or other subscription rights. There are no sinking fund provisions applicable to the common stock.

            On February 12, 2004, the Company closed an offering of 986,737 restricted shares of common stock, with 1,136,737 Warrants A and 986,737 Warrants B. The Company sold 969,237 shares of common stock with a Warrant A and B attached for aggregate proceeds of 1,580,278. Costs associated with this funding were 124,778 from the proceeds of the offering and an additional 150,000 Warrant A, valued at 33,179. Each Warrant A, which is not freely transferable, entitles the owner to purchase one share, until not later than January/February 2009 at an exercise price of $5.50. Each Warrant B, which is not freely transferable, entitles the owner to purchase one share, until not later than until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange. The Warrants B are exercisable at an exercise price of $3.50 and expire 375 days from the date of purchase of the attached shares of restricted common stock. The Company sold shares with attached Warrants A and B to a total of 16 persons and 8 entities.

            During January 2004, the Company issued 17,500 shares and 17,500 warrants A, and 17,500 warrants B for consulting services. During January and February 2004, the company issued 150,000 warrants B for consulting and professional services.

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 12 -   EARNINGS PER SHARE

                                                                       THREE MONTHS MARCH 2004
                                              -------------------------------------------------------------------------
                                                                         Weighted Average
                                                   INCOME             SHARES            PER SHARE          PER SHARE
                                                 (NUMERATOR)       (DENOMINATOR)         AMOUNTS            AMOUNTS
                                              ----------------   ----------------   ----------------   ----------------
                                                                                                       ----------------
                                                                                                         Convenience
                                                                                                         translation
                                                                                                         into U.S.$
                                                                                                       ----------------
 Net Income                                            103,069
 BASIC EPS:
     Income available to common stockholders           103,069          5,611,052        (pound)0.02   $           0.03
 Effect of dilutive securities:
     Options & warrants                                                 1,311,737
 DILUTED EPS:
     Income available to common stockholders           103,069          6,922,789        (pound)0.01   $           0.03

                                                                       THREE MONTHS MARCH 2003
                                              ------------------------------------------------------
                                                                         Weighted Average
                                                   INCOME             SHARES            PER SHARE
                                                 (NUMERATOR)       (DENOMINATOR)         AMOUNTS
                                              ----------------   ----------------   ----------------
Net Income                                             70,974

 BASIC EPS:
    Income available to common stockholders             70,974          5,033,444               0.01
Effect of dilutive securities:
    Options                                            500,000
DILUTED EPS:
    Income available to common stockholders             70,974          5,533,444               0.01

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 13 -   SELECTED STATEMENT OF OPERATIONS DATA

                                       Three Months        Three Months      Three Months
                                           MAR.31             MAR.31             MAR.31
                                     ----------------   ----------------   ----------------
                                            2004               2003               2004
                                     ----------------   ----------------   ----------------
                                                                           ----------------
                                                                             Convenience
                                                                             translation
                                                                             into U.S.$
                                                                           ----------------
    A. MARKETING & SELLING:

      Advertising                       (pound)18,766       (pound)5,086   $         34,529

      Consultancy                              13,600             11,570             25,023

      Commissions                             334,843            182,655            616,110
      Others                                       --                 --                 --
                                     ----------------   ----------------   ----------------

                                       (pound)367,207    (pound) 199,311   $        675,661
                                     ================   ================   ================

      B. GENERAL & ADMINISTRATIVE:
      Salaries & benefits               (pound)93,883      (pound)65,908   $        172,746

      Rent and maintenance                     32,858             22,314             60,458

      Communications                            2,873              8,534              5,287

      Professional fees                        85,759             55,532            157,796

      Bad debts                                 9,274                 --             17,063

      Depreciation                              9,523              6,447             17,522

      Others                                       --             33,217                 --
                                     ----------------   ----------------   ----------------

                                       (pound)234,168     (pound)191,952   $        430,869
                                     ================   ================   ================

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 13 - SELECTED STATEMENT OF OPERATIONS DATA (cont.)

                                                      THREE MONTHS                    THREE MONTHS
                                               MAR.31              MAR.31                MAR.31
                                         -------------------------------------     -------------------
                                                2004                2003                  2004
                                         -------------------------------------     -------------------
                                                                                   -------------------
                                                                                      Convenience
                                                                                      translation
                                                                                      into U.S.$
                                                                                   -------------------
   C. FINANCING EXPENSES, NET:
   Bank charges                                 (pound)5,013      (pound)4,121                $ 9,225
   Interest on capital leases                          2,497               968                  4,595
   Foreign currency exchange                          -1,523            -3,219                 -2,802
   Other interest and charges                          4,857             5,485                  8,937
                                         -------------------  ----------------     ------------------
                                               (pound)10,845      (pound)7,355                $19,954
                                         ===================  ================     ==================

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

NOTE 14- RELATED PARTY TRANSACTIONS

Refer to notes 4 and 11 for additional
related party activity

                                              Three Months                Three Months
                                                March 31,           December 31,   March 31,

                                          2004             2003        2003         2004
                                          ----             ----        ----         ----
                                                                               ------------------
                                                                                Convenience
                                                                                translation
                                                                                into U.S. $
                                                                               ------------------
Shareholder's Salaries             (pound)24,000      (pound)15,000             $   44,160

Campbeltown Business Ltd :

   Fees                                   13,222              9,467                 24,328
   Consultancy                            14,250             14,250                 26,220
   Trade payables                          6,472              6,950                 11,908

Vision Consultants Limited :

   Fees                                   13,222              9,467                 24,328

Story Telecom Limited :

   Revenues                              986,795             54,350              1,815,703
   Cost of revenues                      930,939             51,274             $1,712,928
   Due from Story Telecom                376,956            429,604                693,599
   Trade payables                         25,918             22,771                 47,689


Auracall Limited :

   Revenues                              158,722             59,010                292,048
   Cost of revenues                       74,636             19,341                137,330
   Commissions                            74,642             29,302                137,341
   Trade payables                          5,860             18,040                 10,782

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

            The Company has an 18 month renewable consulting agreement with Campbeltown, which is to expire on November 11, 2004 and is expected to be renewed. Under this agreement Campbeltown agrees to provide
            (a) analysis of proposed acquisitions; (b) such markets for the Company's telecommunications services in additional countries; (c) formulate strategies for the Company's future growth plans; and (d) introduce potential customers to the Company's business. The Company is obligated to pay Campbeltown (pound)2,000 per month plus an additional performance bonus based upon monthly revenue targets as follows:

              Target Monthly Revenue                  Monthly Bonus

              ----------------------                  --------------
              Up to(pound)125,000                                -
              From(pound)125,000 to(pound)150,000     (pound)1,250
              From(pound)150,000 to(pound)175,000     (pound)2,500
              Over(pound)175,000                      (pound)2,750

            The Company has commission agreements with various resellers that are entitled to 10% of the revenues that they generate.

            The Company anticipates annual maintenance of equipment to be approximately(pound)50,000.

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

--------------------------------------------------------------------------------
                           XFONE, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------

Revenues and operating profit

                                 Three Months ended March 31,         Three Months
                                                                     ended March 31,
                                     2004              2003               2004
                              ----------------   ----------------      ----------
                                                                    ------------------
Revenues:                                                        Convenience translation
                                                                        into US $
                                                                    ------------------
Telephone & Messaging                1,101,668            870,172      $2,027,069
Mobile                                 119,560            108,880         219,990
calling cards                        1,085,987             95,610       1,998,216
                              ----------------   ----------------      ----------
Total Revenues                (pound)2,307,215   (pound)1,074,662       4,245,276
                              ----------------   ----------------      ----------

Direct Operating expenses
Telephone & Messaging                  786,833            576,585       1,447,773
Mobile                                 102,958             99,889         189,443
calling cards                        1,006,290             80,156       1,851,574
                              ----------------   ----------------      ----------
Total expenses                       1,896,081            756,630       3,488,789
                              ----------------   ----------------      ----------

Direct Operating Profit
Telephone & Messaging                  314,835            293,587         579,296
Mobile                                  16,602              8,991          30,548
calling cards                    (pound)79,697      (pound)15,454         146,642
                              ----------------   ----------------      ----------
Total Profits                          411,134            318,032         756,487

Corporate and common operating
  expenses                             276,533            225,858         508,821
                              ----------------   ----------------      ----------
Operating profit                       134,601             92,174         247,666
                              ================   ================      ==========

Assets

The assets of the company are for common usage for all reportable segments.

NOTE 18 -   SUBSEQUENT EVENTS

          XFONE COMMUNICATION LTD.

           On April 15, 2004, the company established an Israel based subsidiary, Xfone Communication Ltd. On July 4, 2004 the Ministry of Communications of the state of Israel granted Xfone Communication a license to provide international telecom services in Israel.

           According to the Israeli government regulations and the license, at least 26% of Xfone Communication holdings are to be owned by Israeli citizens who reside in Israel. Xfone Communication is owned 74% by the company and 26% by H.S.N. Communication Investments Ltd., an Israel based company, that is owned: 40% by Mrs. Naama Harish, the wife of Dr. Eyal Harish, a member of the company's Board of Directors, 40% by Dionysos Investments Ltd., a company owned by members of the family of Mr. Guy Nissenson, the company's Chief Executive Officer, and 20% by Margo Sport Ltd., a company owned by Mr. Giora Spigel and his wife.

           Xfone Communication Ltd., received a credit facility from Bank Hapoalim B.M. in Israel to finance its activities. The credit facility includes a 10 Million NIS (New Israeli Shekel) Bank Guarantee in favor of the Government of Israel, a revolving credit line of 1 million NIS and an on call short term credit line of 850,000 NIS. In addition, the bank made available for Xfone Communication a long term facility of 3,150,000 NIS to procure equipment. As of August 12, 2004, the company secured the credit facility with a cash deposit of $1,000,000, a floating charge on Xfone Communication's assets and personal collateral by Mr. Keinan. In addition, the company, Swiftnet Limited and H.S.N. Communication Investments Ltd. issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone Communication towards the bank. As of August 12, 2004 the company used only the Bank Guarantee.

           The company plans to start providing services in Israel through Xfone Communication by November 1, 2004.

           AGREEMENT AND PLAN OF ACQUISITION

           On May 28, 2004, the company entered into an agreement to acquire WS Telecom Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, through the merger of WS Telecom into the company's wholly owned subsidiary Xfone USA, Inc. The company anticipates that this acquisition will require approximately $1,000,000 for working capital.

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

           MANAGEMENT AGREEMENT

           On July 1, 2004, the company entered into a management agreement which provides that Xfone USA will provide management services to WS Telecom pending the consummation of the merger. The management agreement provides that all revenues generated from WS Telecom's business operations will be assigned and transferred to Xfone USA.

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

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.

We are a holding company that as of July 2004 operated entirely through its subsidiary, Swiftnet, Ltd., a United Kingdom based telecommunication service provider and licensed telecommunication carrier. As of June 30, 2004, Swiftnet, Ltd. has been our source of income. Through Swiftnet, we sell and develop telecommunication services, including telephony, fax messages, mobile, calling cards, and Internet driven applications and mainly in the United Kingdom and Europe. In addition, Swiftnet provides services and telecom solutions to resellers and partners worldwide.

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

As of June 30, 2004, approximately 90% of our revenues were derived from our customers located in the United Kingdom. Our integrated revenue approach led to revenue from each source as described below and is partially driven by the activities of other revenue sources. Our revenues are dependent upon the following factors:

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

The US Dollars amounts for 2004 are presented herein for convenience only, at the current rate as of March 31, 2004: (pound)1 to $1.84.

Consolidated Statement of Operations

Revenues. Revenues for the quarter ended March 31, 2004 increased 115% to (pound)2,307,215 ($4,245,275) from (pound)1,074,662 for the same period in 2003.
The increase in our Revenues is primarily attributable to the revenues that derive from calling card services. Revenues generated from calling cards grew to (pound)1,085,987 for the quarter ended March 31, 2004 from (pound)95,610 for the same period of 2003. Main growth was generated by our affiliated company, Story Telecom, from calling cards revenues of (pound)986,795 for the quarter ended March 31, 3004 as compared with (pound)54,350 for the same period of 2003. All traffic generated by the Story Telecom calling cards is delivered through our systems.

Segments of Revenues:

The following table reflects a breakdown of our Revenues according to our segments of services as of March 31, 2004 and 2003:

                                                                        Percentage of Revenues
                                2004                  2003               2004           2003
                 ----------------   -----------    ----------------    -----------    -----------
Regular telephony
voice service
and others:      (pound)1,101,668   ($2,027,069)   (pound)870,120             48%         81%
Mobile           (pound)119,560     ($  219,990)   (pound)108,880              5%         10%
Calling Cards    (pound)1,085,987   ($1,998,216)   (pound)95,610              47%          9%
                 ----------------   -----------    ----------------       -----------    ---------
Total Revenues   (pound)2,307,215   ($4,245,276)   (pound)1,074,662          100%        100%

The 26% growth in the regular telephony services is mainly attributable to an increase of approximately 600 customers in the first quarter of 2004 since the completion of the first quarter of 2003.

Revenues from affiliated entities Story Telecom and Auracall (in UK Sterling):

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

Percentage of Revenue from affiliated entities Story Telecom and Auracall:

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

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies, depreciation of relevant equipment and other related charges. Cost of revenues increased 168% to (pound)1,561,238 ($2,872,679) for the three months ended March 31, 2004, from (pound)582,225 for the three months ended March 31, 2003, representing 68% and 54% of the total revenues for the three months ended March 31, 2004 and March 31, 2003, respectively. The increase in the cost of revenues as a percentage of revenues is attributable to the increase of our revenues that derive from the Story Telecom project that currently focuses on Calling Cards services.

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

Cost of Revenue breakdown
                                            2004                   2003
                                            ----                   ----
Non affiliated regular services
And others                           555,663 ($1,022,420)     510,603
Story Telecom                        930,939 ($1,712,928)      52,003
Auracall                              74,636 ($137,330)        19,619
                                   ----------------------   --------------------
Total                              1,561,238 ($2,872,679)     582,225

Should Story Telecom calling cards related revenues continue to grow faster than our other business segments, our Cost of Revenues as a percentage of Revenues will continue to increase. If market conditions, such as lower prices proposed by competitors in the market, forces us to lower the prices that we charge our customers, our cost of revenues as percentage of revenues will increase.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the three months ended March 31, 2004 and 2003, respectively, gross profit was (pound)745,976 ($1,372,596) and (pound)492,437 which represents a 51% increase. The gross profit as a percentage of revenues decreased to 32% for the three months ended March 31 2004, from 46% for the three months ended March 31, 2003. Our project with our affiliate, Story Telecom, reduced our gross profit margin because of the low margins involved in the project and its high volume. The impact is partially negated by lower rates that we received from our suppliers that relate to all our services.

Research and Development. Research and development expenses were (pound)10,000 ($18,400) and (pound)9,000 for the three months ended March 31, 2004 and 2003, respectively. This represents less than 1% of our revenues for both periods. These expenses consist of labor costs of our research and development manager and other related costs. Main developments relate to the development of our web site and its interconnections, the upgrade of software for our telephone platforms, billing systems, messaging services, and the resellers support package.

Marketing and Selling Expenses. Marketing and selling expenses increased to (pound)367,207 ($675,661) from (pound)199,311 for the three months ended March 31, 2004 and 2003, respectively. The increase in marketing expenses is attributable to the increasing revenues derived from commission related activities, including commissions for resellers of numbers similar to 1-800 or 1-900 with no specific geographical place. Our agreement with resellers can be terminated within a relatively short notice of 7-60 days. Our bigger non affiliated reseller is Worldnet that generated approximately 6% of our Revenues in 2003, Worldnet can terminate the agreement with a 7 days notice; should it decide to terminate this agreement our Revenues will be affected accordingly. Marketing and selling expenses as a percentage of revenues were 16% and 19% for the three months ended March 31, 2004 and 2003, respectively.

For the three months ended March 31, 2004 we paid commissions to our affiliated company Auracall in the amount of UKP74,643 ($137,343) that represent 22% of the total commissions paid during the period as compared with UKP29,212 16% of total commissions paid on the three months ended March 31, 2003. The increase in the percentage of total commissions is attributable to growth in the revenues generated by Auracall.

General and Administrative Expenses. General and administrative expenses increased by (pound)42,216 ($67,677) to (pound)234,168 ($430,869) from
(pound)191,952 for the three months ended March 31, 2004 and 2003 respectively. As a percentage of revenues, general and administrative expenses decreased to 10% for the three months ended March 31, 2004 from 18% for the three months ended March 31, 2003. The increase in our General and Administrative Expenses is mainly attributable to: (a) an increase of (pound)27,975 ($51,474) in the salaries and benefits paid to our management and related employees; and (b) an increase of (pound)30,227 ($55,618) in professional fees related to the growth in our operations and business activities. The decrease in total General and Administrative expenses as a percentage of revenues is mainly attributable to:
(a) our 115% growth in revenues; and (b) to the lesser increase of 21% in our General and Administrative expenses, which was achieved by controlling expenses and the usage of automation and computers.

Financing Expenses. Financing expenses, net, increased to (pound)10,845 ($19,954) for the three months ended Months 31, 2004 from (pound)7,355 for the three months ended March 31, 2003.

Income before Taxes. Income before taxes for the three months March 31, 2004 increased by 47% to (pound)129,069 ($237,488) from (pound)87,973 for the three months ended March 31, 2003. The increase of the income before taxes is attributable primarily to the increase of 49% in our Gross profit. Income before taxes as a percentage of revenues was 6% for the three months ended March 31, 2004 and 8% for the three months ended March 31, 2003.

Taxes on Income. United Kingdom companies are usually subject to income tax at the corporate rate of 20%-30%. Taxes on income for the three months ended March 31, 2004, amounted to (pound)26,000 ($47,840) which represents 20% of the income before taxes as compared with (pound)17,000 for the three months ended March 31, 2003 that represents 19% of the income before taxes.

Net Income. Net income for the three months ended March 31, 2004 increased by 45% to (pound)103,069 ($189,648) as compared to (pound)70,973 for the three months ended March 31, 2003. Net income as percentage of revenues was 4.4% and 7% for the three months ended March 31, 2004 and 2003 respectively.

Earning per share

The earning per share of common stock for the three months ended March 31, 2004 was (pound)0.02 ($0.03) for the basic weighted average 5,611,052 Shares and (pound)0.01 ($0.03) for diluted weighted average 6,922,789 shares, including the options and warrants to buy 2,623,474 shares. Earning per share for the three months ended March 31, 2003 was (pound)0.01 for the basic weighted average 5,030,444 shares and (pound)0.01 for the diluted 5,530,444 shares.

Balance Sheet

Current Assets. Current assets amounted to (pound)3,810,615 ($7,011,529) as of March 31, 2004 as compared to (pound)2,635,847 as of December 31, 2003. This increase in our current assets is mainly attributable to the growth of (pound)1,150,109 ($2,116,201) in the Cash balance attributable to the funds we raised during the quarter.

As of March 31, 2004 we had account receivables from our affiliated company Story Telecom for the amount of UKP376,956 ( $693,599) representing 31% from our total account receivables compared with UKP429,604 for December 31, 2003 representing 34% from the total account receivables.

Loan to shareholder. Loan to the shareholder, Mr. Keinan, our Chairman of the Board of Directors, amounted to (pound)279,698 ($514,644) as of March 31, 2004, as compared to (pound)286,736 as of December 31, 2003. The decrease represents a repayment of (pound)7,038 ($12,950). Out of the total amount, (pound)47,032 ($86,538) is classified as current assets since Mr. Keinan agreed to repay us this current assets amount during fiscal year 2004. In March 2004, Mr. Keinan signed a note to repay his loan in four installments:

2004  (pound)54,070  ($96,245)
2005  (pound)116,333 ($207,073)
2006  (pound)116,333 ($207,073)

Fixed assets. Fixed assets after accumulated depreciation increased to (pound)437,482 ($804,967) as of March 31, 2004 as compared with (pound)421,715 as of December 31, 2003. Growth in fix assets reflects investments in equipment and systems to enhance our efficiency and capacity.

Current Liabilities. As of March 31, 2004, current liabilities decreased to (pound)1,796,147 ($3,304,908) as compared with (pound)2,174,284 as of December 31, 2003. The decrease in our current liabilities results mainly from a decrease of (pound)190,509 ($350,536) in our trade payables and the decrease of (pound)131,344 in corporate taxes liabilities.

As of March 31, 2004 we owed Story Telecom, for money collected from British Telecom, the amount of UKP25,918 ($47,689) as compared with UKP22,771 as of December 31, 2003.

As of March 31, 2004 we had trade payables of UKP5,860 ($10,782) to our affiliated Auracall as compared with UKP18,040 as of December 31,

Liquidity and Capital resources March 31 2004.

Cash as of March 31, 2004 amounted to (pound)2,127,117 ($3,913,895) as compared with (pound)977,008 for the year ended December 31, 2003. Since December 31, 2003 our operations used a net cash amount of (pound)192,475. This usage is mainly attributable to the decrease of (pound)190,509 in trade payables and the decrease of (pound)129,801 in other payables. Financing activities, including the private placement that we completed during the quarter ended March 31, 2004 generated proceeds in the amount of (pound)1,379,243 ($2,537,808).

During the three months ended March 31, 2004 we used (pound)36,659 ($67,452) for the purchase of capital equipment. We have lease obligations to repay (pound)78,091 ($143,687) during fiscal year 2004 and an additional (pound)77,611 ($142,804) till the end of 2007. Our capital investments are primarily for the purchase of equipment and software for services that we provide or intend to provide. In the fiscal year 2004, we may procure additional equipment, such as Switch modules and other Telecom systems and equipment, to enhance our capacity in the United Kingdom for the amount of approximately (pound)100,000 ($184,000).

We shall continue to finance our operations in the United Kingdom and fund the current commitments In the United Kingdom for capital expenditures mainly from the cash provided from operating activities. During January and February 2004, we completed a private placement in which we raised gross proceeds of $2,907,711. Net new cash proceeds of the Financing, approximately $2.7 million, are used and are expected to be used for general working capital and/or investment in equipment and/or for acquisitions and/or business development.

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd. We own 74% of Xfone Communication. On July 4, 2004 the Ministry of Communications of the state of Israel granted Xfone Communication a license to provide international telecom services in Israel. We plan to start providing services in Israel through Xfone Communication by November 1, 2004. We anticipate a budget of $1,000,000 for equipment, $1,000,000 for working capital and $2,200,000 for a bank guarantee in favor of the Government of Israel.

On May 28, 2004, we entered into an agreement to acquire WS Telecom Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, through the merger of WS Telecom into our wholly owned subsidiary Xfone USA, Inc. We anticipate that this acquisition will require approximately $1,000,000 for working capital.

On July 1, 2004, we entered into a management agreement which provides that Xfone USA will provide management services to WS Telecom pending the consummation of the merger. The management agreement provides that all revenues generated from WS Telecom's business operations will be assigned and transferred to Xfone USA.

We believe that our future cash flow from operations together with our current cash will be sufficient to finance our operation activities through the years 2004 and 2005.

Our Israel based subsidiary, Xfone Communication Ltd., received a credit facility from Bank Hapoalim B.M. in Israel to finance its activities. The credit facility includes a 10 Million NIS (New Israeli Shekel) Bank Guarantee in favor of the Government of Israel, a revolving credit line of 1 million NIS and an on call short term credit line of 850,000 NIS. In addition, the bank made available for Xfone Communication a long term facility of 3,150,000 NIS to procure equipment. As of August 12, 2004, we secured the credit facility with a cash deposit of $1,000,000, a floating charge on Xfone Communication's assets and personal collateral by Mr. Keinan. In addition, we, Swiftnet Limited and H.S.N. Communication Investments Ltd. issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone Communication towards the bank. As of August 12, 2004 we used only the Bank Guarantee.

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

On January 9, 2004, in exchange for $300,000, we sold 100,000 restricted shares of our common stock, 100,000 Warrants A, and 100,000 Warrants B to Platinum Partners Value Arbitrage, a Cayman Islands based limited partnership; MarkNordlicht is the Managing Member of Platinum Management LLC, the General Partner of this limited partnership, which is a limited liability company registered in new York. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 100,000 shares of common stock, the 100,000 shares underlying the Warrants A and the 100,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 9, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase.
We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

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

On January 22, 2004, we granted 100,000 Warrants A to Hamilton, Lehrer & Dargan, P.A. in exchange for legal services rendered to us. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. We agreed to register the 100,000 shares of common stock underlying the Warrants A. The Warrants A are exercisable at any time before January/February2009. We relied upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

      i.    the offer and sale did not involve a public offering;

      ii.   all certificates were marked with restrictive legends;

      iii. each investor represented they were sophisticated enough to evaluate the merits of the investment; and

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

On January 30, 2004, we sold 66,667 restricted shares of our common stock, 66,667 A Warrants, and 66,667 B Warrants to Southridge Partners, LP, a limited partnership registered in Delaware, in exchange for $200,000. Stephen Hicks is the President of the limited partnership's general partner, Southridge Capital Management. Each A Warrant is exercisable into one share of common stock at an exercise price of $5.50 per share. Each B Warrant is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 66,667 shares of common stock, the 66,667 shares underlying the A Warrants and the 66,667 shares underlying the B Warrants. The A Warrants are exercisable at any time before January 30, 2009. The B Warrants are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 days following the date of purchase. We paid a finders fee in the amount of $16,000 to Oberon Group, LLC, a limited liability company registered in New York, which is owned, managed and controlled by Adam Breslawsky, in connection with the sale. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits and Index of Exhibits

Exhibit
Number                        Description
--------                     -----------

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

10.2        Employment Agreement with Bosmat Houston dated January 1, 2000(1)

10.3 Loan Agreement with Swiftnet Ltd., Guy Nissenson, and Nissim Levy dated August 5, 2000(1)

10.4 Promissory Note executed between Xfone and Swiftnet Ltd. dated September 29, 2000(1)

10.5 Stock Purchase Agreement between Swiftnet, Ltd, Abraham Keinan, and Campbeltown Business, Ltd. dated June 19, 2000(1)

10.6 Consulting Agreement between Swiftnet, Ltd. and Campbeltown Business, Ltd. dated May 11, 2000(1)

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

10.15 Agreement between Xfone, Inc., Swiftnet, Ltd., and Nir Davison dated September 30, 2002 (5)

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

10.18 As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Southridge Partners LP and Southshore Capital Fund Ltd. [2 investors] (6)

10.19 As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Crestview Capital Master LLC. [1 investors] (6)

10.20 As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Adam Breslawsky, Oded Levy, Michael Epstein, Steven Frank, Joshua Lobel, Joshua Kazan and The Oberon Group LLC. [7 investors] (6)

10.21       Newco (Auracall Limited) Formation Agreement (6)

10.22       Agreement with ITXC Corporation(6)

10.23       Agreement with Teleglobe International(6)

10.23.1     Amendment to Agreement with Teleglobe International(9)

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

10.32       Escrow Agreement (7)

10.33       Release Agreement (7)

10.34       Employment Agreement between WS Telecom, Inc. and Wade Spooner (7)

10.35       Employment Agreement between WS Telecom, Inc. and Ted Parsons (7)

10.36 First Amendment to Agreement and Plan of Merger (WS Telecom, Inc./Xfone, Inc./Xfone USA, Inc.) (9)

10.37       Finders Agreement with The Oberon Group, LLC (9)

10.38       Agreement with The Oberon Group, LLC (9)

10.39       Management Agreement (WS Telecom, Inc. and Xfone USA, Inc.) (9)

21.1        List of Subsidiaries (Amended) (8)

-----------
(1) Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.'s SB-2 registration statement, file # 333-67232.
(2) Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.'s SB-2/Amendment 1 registration statement, file # 333-67232.
(3) Denotes previously filed exhibit: filed on November 28, 2001 with Xfone, Inc.'s SB-2/Amendment 2 registration statement, file # 333-67232.
(4) Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.'s Form 8-K.
(5) Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.'s SB-2/Post Effective Amendment No. 2 registration statement, file # 333-67232
(6) Denotes previously filed exhibit: filed on April 15, 2004 with Xfone, Inc.'s SB-2/Amendment 1 registration statement, file #333-113020

(7) Denotes previously filed exhibit: filed on June 1, 2004 with Xfone Inc.'s Form 8-K

(8) Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.'s SB-2/Amendment 2 Registration Statement, file # 333-113020

(9) Denotes previously filed exhibit: filed on August 11, 2004 with Xfone, Inc.'s SB-2/Amendment 3 Registration Statement, file # 333-113020

We hereby incorporate the following additional documents by reference: (a) our Forms 10-KSB for the year ended December 31, 2001 which was filed on March 27, 2002, for the year ended December 31, 2002 which was filed on March 31, 2003 and amended on April 21, 2004 and June 9, 2004, and for the year ended December 31, 2003 which was filed on April 1, 2004 and amended on April 21, 2004 and June 11, 2004; (b) our Registration Statement on Form SB-2 and all amendments thereto which was filed on February 23, 2004 and amended on April 15, 2004, June 7, 2004 and August 11, 2004; and our Registration Statement on Form SB-2 and all amendments thereto which was filed on August 10, 2001 and amended on October 16, 2001, November 28, 2001, December 27, 2001, December 28, 2001, February 4, 2002,
March 3, 2003, and April 8, 2003; (c) our Forms 10-QSB and all amendments thereto for the periods ended: March 31, 2002 which was filed on May 14, 2002, June 30, 2002 which was filed on August 13, 2002 and amended on August 20, 2002, September 30, 2002 which was filed on November 14, 2002, March 31, 2003 which was filed on May 15, 2003 and amended on April 21, 2004 and June 4, 2004, June 30, 2003 which was filed on August 14, 2003 and amended on April 21, 2004 and June 4, 2004, and September 30, 2003 which was filed on November 10, 2003 and amended on April 21, 2004 and June 7, 2004.

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

         Dated: August 12, 2004         XFONE, INC.

                                        By:   /s/ Guy Nissenson
                                              ---------------------------------
                                              Guy Nissenson, President/Chief
                                              Executive Officer