Form 10QSB
period 2004-06-30
XFONE INC
filed 2004-08-17
CIK 1126216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS: As of August 17, 2004, the issuer had 6,111,155 shares of common stock outstanding.

                           Xfone, Inc. and Subsidiary

                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2004

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

   Balance Sheets as of June 30, 2004 (Unaudited) and as of
     December 31, 2003.....................................................2 - 3

   Statements of Operations  (Unaudited)  for the Three  Months and Six Months
     Ended June 30, 2004 and Year end at December 31, 2003....................4

   Statement of Changes in Shareholders' Equity for the Three
     Months Ended June 30, 2004...............................................5

   Statements of Cash Flow (Unaudited) For the Three Months
     Ended June 30, 2004 and Year end at December 31, 2003................6 - 7

   Notes to Consolidated Financial Statements.............................8 - 26

   Item 2 - Management's Discussion and Analysis and Plan of
     Operations...............................................................27

   Item 3 - Controls and Procedures...........................................35

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings...............................................II-1

   Item 2 - Changes in Securities and Use of Proceeds.......................II-1

   Item 3 - Default Upon Senior Securities..................................II-1

   Item 4 - Submission of Matters to a Vote of Security Holders.............II-1

   Item 5 - Other Information...............................................II-1

   Item 6 - Exhibits and Reports on Form 8-K................................II-2

PART I - FINANCIAL INFORMATION

FINANCIAL REPORTS

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS

                               as of June 30, 2004

--------------------------------------------------------------------------------
                        Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS

                               As Of June 30, 2004

                                    CONTENTS
                                    --------

                                                                            PAGE
                                                                            ----
Balance Sheet                                                               2-3

Statement of Operations                                                        4

Statement of Changes in Shareholders' Equity                                   5

Statement of Cash Flows                                                     6-7

Notes to Consolidated Financial Statements                                  8-26

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                  BALANCE SHEET

                                                  June              December                   June
                                                  2004                2003                     2004
                                          ----------------    ----------------               ----------
                                               (Unaudited)          (Audited)

                                                                                 Convenience translation into U.S.$
                                                                                 ----------------------------------
Current assets

Cash                                      (pound)1,445,794      (pound)977,008               $2,616,887

Accounts receivable, net                         1,877,077           1,263,824                3,397,509

Prepaid expenses and
  other receivables (Note 3)                       527,569             340,944                  954,899

Loan to shareholder (Note 4)                        42,889              54,070                   77,630
                                          ----------------    ----------------               ----------

Total Current Assets                             3,893,330           2,635,847                7,046,925
                                          ----------------    ----------------               ----------

Loan to shareholder (Note 4)                       232,666             232,666                  421,125
                                          ----------------    ----------------               ----------

Fixed assets (Note 5)

Cost                                               801,255             559,786                1,450,272

Less - accumulated depreciation                   -189,377            -138,071                 -342,772
                                          ----------------    ----------------               ----------

Total fixed assets                                 611,878             421,715                1,107,500
                                          ----------------    ----------------               ----------

Total assets                              (pound)4,737,875    (pound)3,290,228               $8,575,550
                                          ================    ================               ==========

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                  BALANCE SHEET

                                                                 June              December                         June
                                                                 2004                2003                           2004
                                                          ----------------    ----------------                   ----------
                                                             (Unaudited)         (Audited)               Convenience translation
                                                                                                                into U.S.$
Current liabilities
Dividend payable                                          (pound)        -    (pound)   86,270                   $        -
Notes payable - current portion (Note 8)                             4,000               4,000                        7,240
Trade payables                                                   1,656,611           1,637,431                    2,998,469
Other liabilities and accrued expenses (Note 7)                    290,613             379,809                      526,010
Obligations under capital leases - current portion                  98,358              66,774                      178,027
                                                          ----------------    ----------------                   ----------

Total current liabilities                                 (pound)2,049,582    (pound)2,174,284                   $3,709,745

Deferred taxes                                                      36,109              36,109                       65,352
Notes payable (Note 8)                                               1,166               3,166                        2,111
Obligation under capital lease                                     108,834              86,563                      196,989
                                                          ----------------    ----------------                   ----------

Total liabilities                                         (pound)2,195,691    (pound)2,300,122                   $3,974,198
                                                          ----------------    ----------------                   ----------

Minority Interest (Note 2)                                                                                               $0

Shareholders' equity
Preferred stock - 50,000,000 shares authorised, none issued
Common stock:
25,000,000 shares authorised,(pound).0006896 par value;
       6,126,832 issued and outstanding                              4,210               3,530                        7,619
Contributions in excess of shares                                1,570,984             193,514                    2,843,481

Retained earnings                                                  966,990             793,062                    1,750,252
                                                          ----------------    ----------------                   ----------

Total shareholders' equity                                       2,542,184             990,106                    4,601,352
                                                          ----------------    ----------------                   ----------

Total liabilities and shareholders' equity                (pound)4,737,875    (pound)3,290,228                   $8,575,550
                                                          ================    ================                   ==========

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                             STATEMENT OF OPERATIONS

                                                                                                        -----------------------
                                                                                                        Convenience translation
                                                                                                              into U.S.$
                                                                                                        -----------------------
                               Three Months       Three Months        Six Months        Six Months    Three Months    Six Months
                                  June'04            June '03           June '04          June'03       June'04       June '04
                             ----------------   ----------------  ----------------  ----------------    ----------   ----------
                               (Unaudited)         (Unaudited)        (Unaudited)       (Unaudited)   (Unaudited)    (Unaudited)
Revenues                     (pound)2,232,495   (pound)1,410,947  (pound)4,539,710  (pound)2,485,609    $4,040,816   $8,216,875
Cost of revenues                  - 1,615,797           -870,109        -3,177,035        -1,452,333    -2,924,593  -$5,750,434

Gross profit                          616,698            540,838         1,362,674         1,033,276     1,116,223    2,466,441
                             ----------------   ----------------  ----------------  ----------------    ----------   ----------

Operating expenses: (Note 13)
Research and development              -10,000            -10,000           -20,000           -19,000       -18,100      -36,200
Marketing and selling                -319,591           -211,616          -686,798          -449,523      -578,460   -1,243,104
General and administrative           -187,480           -214,563          -421,648          -344,554      -339,339     -763,183
                             ----------------   ----------------  ----------------  ----------------    ----------   ----------

Total operating expenses             -517,071           -436,179        -1,128,446          -813,077      -935,899   -2,042,487
                             ----------------   ----------------  ----------------  ----------------    ----------   ----------

Operating profit                       99,627            104,659           234,228           220,199       180,325      423,953
Financing expenses - net (Note 13)     18,073             -3,509             7,228           -10,864        32,712       13,082
Other income                            1,709             -2,954             7,022               200         3,093       12,711
                             ----------------   ----------------  ----------------  ----------------    ----------   ----------
Income before taxes and
   minority Interest                  119,409             98,196           248,478           209,535       216,130      449,746

Minority Interest                                                                                                             0
                             ----------------   ----------------  ----------------  ----------------    ----------   ----------
Income Before taxes                   119,409             98,196           248,478           209,535       216,130      449,746

Taxes on income                       -48,550            -20,000           -74,550           -37,000       -87,876     -134,936
                             ----------------   ----------------  ----------------  ----------------    ----------   ----------

Net income                      (pound)70,859      (pound)78,196    (pound)173,928    (pound)172,535      $128,255     $314,810
                             ================   ================  ================  ================    ==========   ==========

Earnings Per Share:
Basic                             (pound)0.01        (pound)0.01       (pound)0.03       (pound)0.03         $0.02        $0.05
                             ================   ================  ================  ================    ==========   ==========

Diluted                           (pound)0.01        (pound)0.01       (pound)0.02       (pound)0.03         $0.01        $0.04
                             ================   ================  ================  ================    ==========   ==========

                                                                                        Exchange rate 1.81 Dollar per Pound

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                    Number of                     Contributions                        Total
                                     Ordinary                     in excess of       Retained      Shareholders'
                                      Shares     Share Capital     par value         Earnings          Equity
                                    ---------    ------------    --------------   --------------   --------------
Balance at January 1, 2003          5,060,889    (pound)3,490    (pound)180,219   (pound)457,887   (pound)641,596
Issuance of shares                     56,795              40            13,295                -           13,335
Net income                                  -               -                 -          421,445          421,445
Dividend payable                                                                         -86,270          -86,270
                                    ---------    ------------    --------------   --------------   --------------

Balance at December 31, 2003        5,117,684    (pound)3,530    (pound)193,514   (pound)793,062   (pound)990,106
                                    ---------    ------------    --------------   --------------   --------------


Balance at January 1, 2004          5,117,684           3,530           193,514          793,062   (pound)990,106
Issuance of shares                  1,009,148             680         1,377,470                - (pound)1,378,150
Net income                                  -               -                 -          172,252   (pound)172,252
Dividend payable                                                                               -                -
                                    ---------    ------------    --------------   --------------   --------------

Balance at June 30, 2004            6,126,832    (pound)4,210  (pound)1,570,984   (pound)965,314 (pound)2,540,508
                                    =========    ============    ==============   ==============   ==============

Convenience translation into U.S.$:
Balance at January 1, 2004          5,117,684          $6,495          $356,066       $1,459,234       $1,821,795
Issuance of shares                  1,009,148           1,231         2,493,220                -       $2,494,451
Net income                                  -               -                 -          314,811         $314,811
Change of currency rates                                 -107            -5,805          -23,793         -$29,704
Dividend payable                                                                               -                -
                                    ---------    ------------    --------------   --------------   --------------

Balance at June 30, 2004            6,126,832          $7,619        $2,843,481       $1,750,252       $4,601,352
                                    =========    ============    ==============   ==============   ==============

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                            STATEMENTS OF CASH FLOWS

                                                       Six months          Six months           Year             Six months
                                                         Jun-30             Jun-30             Dec-31              Jun-30
                                                          2004               2003               2003                2004
                                                       (Unaudited)        (Unaudited)         (Audited)           (Unaudited)
                                                                                                                 Convenience
                                                                                                               translation into
                                                                                                                    U.S.$
                                                                                                              ------------------
Cash flow from operating activities
Net income                                           (pound)173,928      (pound)172,535      (pound)421,445   $         314,810
Adjustments to reconcile net cash
     provided by (used in) operating activities            -807,407             196,348             234,898          -1,461,408
                                                   ----------------      --------------      --------------   -----------------
Net cash provided by operating activities                  -633,479             368,883             656,343          -1,146,598
                                                   ----------------      --------------      --------------   -----------------

Cash flow from investing activities
Investments made in year                                         --                  --                  --                  --

Purchase of equipment                                      -241,469            -179,421            -108,270            -437,059
                                                   ----------------      --------------      --------------   -----------------
Net cash used in investing activities                      -241,469            -179,421            -108,270            -437,059
                                                   ----------------      --------------      --------------   -----------------

Cash flow from financing activities
Repayment of long term debt                                  -2,000              52,109              -4,001              -3,619
Repayment of capital lease obligation                        31,585                  --             -55,862              57,168
Proceeds from issuance of long term debt                     22,271              24,906                  --              40,310
Proceed from sale of fixed assete                                --                  --               3,500                  --
Proceed from issue of Capital stock                             680                  --              13,335               1,230
Dividend paid                                               -86,270                  --                                -156,149
Proceeds from issuance of common stock                    1,377,469               9,335                  --           2,493,219
                                                   ----------------      --------------      --------------   -----------------
Net cash provided by financing activities                 1,343,735              86,350             -43,028           2,432,157
                                                   ----------------      --------------      --------------   -----------------
Net increase in cash                                        468,786             275,812             505,045             848,500
Difference rates of exchange                                                                                            -29,308
Cash, beginning of year                                     977,008             471,963             471,963           1,797,695
                                                   ----------------      --------------      --------------   -----------------
Cash at end of quarter                             (pound)1,445,794      (pound)747,775      (pound)977,008   $       2,616,887
                                                   ================      ==============      ==============   =================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
For the period ended June 30, 2004

                                                       Six months          Six months           Year             Six months
                                                         Jun-30             Jun-30             Dec-31              Jun-30
                                                          2004               2003               2003                2004
                                                       (Unaudited)        (Unaudited)         (Audited)           (Unaudited)
                                                                                                                 Convenience
                                                                                                               translation into
                                                                                                                    U.S.$
                                                                                                              ------------------
Acquiring equipment under capital lease
 obligation                                          (pound)157,660                  --       (pound)86,316   $         285,364

Issuance of  shares of common stock for
Compensation for professional services
Number of shares                                             52,500                  --              45,014              52,500

Amount                                                (pound)28,533                  --       (pound)28,775   $          51,645

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                        STATEMENTS OF CASH FLOWS (Cont.)


(1) Adjustments to reconcile net income to net cash provided by operating activities

                                                       Six months          Six months           Year             Six months
                                                         Jun-30             Jun-30             Dec-31              Jun-30
                                                          2004               2003               2003                2004
                                                       (Unaudited)        (Unaudited)         (Audited)           (Unaudited)
                                                                                                                 Convenience
                                                                                                               translation into
                                                                                                                    U.S.$
                                                                                                              ------------------
Depreciation                                          (pound)51,306       (pound)38,511       (pound)89,592   $          92,864
                                                   ----------------      --------------      --------------   -----------------
Bad debt expense                                              9,274                  --             109,532              16,785

Stock issued for professional services                       28,533                  --                  --              51,644
                                                   ----------------      --------------      --------------   -----------------
                                                             89,113              38,511             199,124             161,293
Changes in assets and liabilities:
Increase in trade receivables                               622,527            -125,916            -412,627           1,126,774
(Increase) decrease in other receivables                    186,625               4,497            -160,359             337,791
Decrease (Increase) in shareholder loans                    -11,181             -18,366              16,394             -20,237
Dividend payable                                                                -63,261             -63,261                   0
Decrease (Increase) in trade payables                       -19,180             297,563             461,247             -34,716
Decrease  (Increase) in other payables                      117,729              63,320             183,271             213,089
Minority Interest                                                                                                             0
Increase in deferred taxes                                       --                  --              11,109                  --
                                                   ----------------      --------------      --------------   -----------------
Total adjustments                                           896,520             157,837              35,774           1,622,701
                                                   ----------------      --------------      --------------   -----------------
                                                     (pound)807,407      (pound)196,348      (pound)234,898   $       1,461,408
                                                   ================      ==============      ==============   =================


              The accompanying notes are an integral part of these
                       consolidated financial statements

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organisation and Nature of Business

      A. Xfone, Inc. ("Xfone") was incorporated in Nevada, U.S.A. in September, 2000 and is a provider of long distance voice and data telecommunications services, primarily in the United Kingdom. The financial statements consolidate the During the period the Company has made an investment in Xfone Communication Ltd, a company located in Israel, and owns 74%. The remaining 26% is shown as a Minority Interest. The financial statements consolidate the operations of Xfone, Swiftnet Limited. ("Swiftnet"), its wholly owned U.K. subsidiary and Xfone Communication Ltd. (collectively the "Company").

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

      C. The financial statements have been translated into U.S. dollars using the rate of exchange of the U.S. dollar at June 30, 2004. The translation was made solely for the convenience of the readers. It should be noted that the (pound) figures do not necessarily represent the current cost amounts of the various elements presented and that the translated U.S. dollars figures should not be construed as a representation that the (pound) currency amounts actually represented, or could be converted into, U.S. dollars. The representative rate of exchange of the (pound) at June 30, 2004 was (pound)1 = 1.81 U.S.$.

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 2 - Significant Accounting Policies

      The financial statements are prepared in accordance with generally accepted accounting principles in the United States. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are as follows:

      A. Principles of Consolidation and Basis of Financial Statement Presentation - The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

            A minority interest in the loss of a subsidiary will cease to be recorded when it's respective equity interest is reduced to zero and below. Such unrecorded minority losses will only be recorded as the respective subsidiary's fiture profits exceed such cumulative unrecorded losses,

      B.    Accounts Receivable

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

            At June 30, 2004 and at December 31, 2003 the accounts receivable are presented net of an allowance for doubtful accounts of (pound)152,266 and (pound)142,993, respectively.

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

Note 2 Significant Accounting Policies (Cont.)

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

            The FASB issuued Interpretation No 46 (FIN 46), "Consolidation of Variable Interest Entities," in January 2003 and amended the Interpretation in December 2003. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. Development-stage entities that have sufficient equity invested to finance the activities they are currently engaged in and entities that are businesses, as defined in the Interpretation, are not considered VIE'S. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIE's created after January 31, 2003. Intel has completed a review of its investments to determine whether Xfone is the primary beneficiary of any such VIE's. The review did not identify any VIE's that would require consolidation or any significant exposure to VIE's that would require disclosure.

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Note 3 - Prepaid Expenses and Other Receivables

                                               Jun-30        Dec-31             Jun-30
                                           -----------------------------------------------------
                                                2004          2003               2004
                                           -----------------------------------------------------
                                                                               Convenience
                                                                             translation into
                                                                                  US$
Due from Swiftglobal, Ltd.
  (non-affiliated entity)                   (pound)28,687  (pound)37,687        $51,923
Other prepaid expenses                            153,810        117,650        278,396
Due from Story Ltd (affiliated entity)             15,960         15,960         28,888
Due from Auracall Ltd (affiliated entity)          70,000                       126,700
Due from Expatel (Subsidiary)                      51,289                        92,833
Others receivables                                207,823        169,647        376,159
                                           -----------------------------     ----------
                                           (pound)527,569 (pound)340,944       $954,899
                                           =============================     ==========

Note 4 - Loan to the Chairman of the Board and Shareholder

            The Company has a non-interest bearing demand loan of (pound)42,889 due from shareholders. In addition, the Company has a non-interest bearing loan of (pound)232,666 due from such shareholders. Which has been classified as nonrcurrent and is to be repaid as follows:

                       2004               (pound)42,889
                       2005                     116,333
                       2006                     116,333
                                         --------------
                                         (pound)275,555
                                         ==============

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

                                                              June 30,           Dec 31,          June 30,
                                                        ----------------------------------   -----------------
                                                                2004              2003              2004
                                                        ----------------------------------   -----------------
Note 5 -  Fixed Assets                                                                           Convenience
                                                                                                 translation
                                                                                                  into US$
                                                                                             -----------------
          Cost
          Equipment held under capital lease            (pound)522,237      (pound)364,577   $         945,249
          Office furniture and equipment                        27,978              26,593              50,639
          Development costs                                     60,060              32,060             108,709
          Computers Equipment                                  190,981             136,556             345,675
                                                        ----------------------------------   -----------------
                                                        (pound)801,255      (pound)559,786   $       1,450,272
                                                        ==================================   =================

          Accumulated Depreciation
          Equipment held under capital lease             (pound)90,198       (pound)61,869   $         163,259
          Office furniture and equipment                        12,011               9,730              21,739
          Development costs                                     23,538              16,030              42,603
          Computers Equipment                                   63,629              50,442             115,171
          Motor Vehicle                                                                                     --
                                                        ----------------------------------   -----------------
                                                        (pound)189,377      (pound)138,071   $         342,772
                                                        ==================================   =================

Note 6 -  Investments

      The Company has investments in two business ventures of approximately 47 1/2% of Auracall Limited and 40% of Story, both start up entities in the U.K. Through June 30, 2004, these entities cumulative respective net losses have exceeded the Company's investments therein, respectively. Accordingly, such investments have been reduced to zero. Story and Auracall Limited buy their telecommunications services from the Company.

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Note 7 -   Other Liabilities and Accrued Expenses

                                                              June 30,           Dec 31,          June 30,
                                                        ----------------------------------   -----------------
                                                                2004              2003              2004
                                                        ----------------------------------   -----------------
                                                                                                 Convenience
                                                                                                 translation
                                                                                                   into US$
                                                                                                ------------
      Corporate taxes                              (pound)182,767      (pound)289,777           $   330,808
      Professional fees                                    81,902              29,545               148,243
      Payroll and other taxes                              14,837              48,452                26,856
      Due to Auracall Ltd ( Affiliated entity)                275                   0
      Others                                               11,107              11,760                20,103
                                                   ----------------------------------      -----------------
                                                   (pound)290,613      (pound)379,809           $   526,010
                                                   ==================================      =================

Note 8 -   Notes Payable

                                                              June 30,           Dec 31,          June 30,
                                                        ----------------------------------   -----------------
                                                                2004              2003              2004
                                                        ----------------------------------   -----------------
                                                                                                 Convenience
                                                                                                 translation
                                                                                                  into US$
                                                                                                 ------------
      First National Finance - maturity 2004-5,
           annual interest rate 7.16%                   (pound)4,000        (pound)4,000          $    7,240

      Newcourt - maturity 2004-5, annual interest rate         1,166               3,166               2,111
                                                        ---------------------------------         -----------
             7.16%                                             5,166               7,166               9,351
      Less: current portion                                   -4,000              -4,000              -7,240
                                                        ---------------------------------         -----------

      Notes payable - non current                       (pound)1,166        (pound)3,166          $    2,111
                                                        ================================          ==========

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Note 8 -   Notes Payable (cont.)

        B. Maturities of notes payable are as follows

                                                          Convenience
                                                      translation into U.S.$
                                                      ----------------------
            June 30,
            --------
             Year 1              (pound)4,000               $7,240
             Year 2                     1,166                2,111
                                 ------------               ------
                                 (pound)5,166               $9,351
                                 ============               ======

Note 9 -   Capital Lease Obligations

      The Company is the lessee of switching equipment under capital leases expiring in various years through 2007. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expenses for 2004.

      Minimum future lease payments under capital leases as of June 30, 2004 for each of the next five years are:

                                                                                        Convenience
                                                                                        translation
                                                                                         into U.S.$
                                                                                        -----------
         Jun-30
         ------
         Year 1                                          (pound)115,147                    $208,415
         Year 2                                                  80,355                     145,442
         Year 3                                                  43,167                      78,132
         Year 4
                                                         --------------                    --------
       Total minimum lease payments                             238,669                     431,989
       Less: amount representing interest                       -31,477                     -56,973
                                                         --------------                    --------
       Present value of net minimum lease payment        (pound)207,192                    $375,016
                                                         ==============                    ========

       Interest rates on capitalized leases vary up to 9.6%, per annum.

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 10 - INCOME TAXES

          The Company accounts for income taxes under the provisions of SFAS
          109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forward. The Company does not file consolidated tax returns.

          The following table reflects the Company's deferred tax liabilities at June 30, 2004:

          The following table reflects the Company's deferred tax assets and (liabilities) at June 30, 2004:

                                                                               Convenience
                                                                         translation into U.S.$
                                                                         ----------------------

          Accelerated tax writeoff of fixed assets     (pound)36,109                $65,352
                                                       -------------       -----------------

          Deferred Tax liability                       (pound)36,109                $65,352
                                                       =============       =================

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 11 - CAPITAL STRUCTURE, STOCK OPTIONS AND DIVIDEND

          In connection with a Stock Purchase Agreement, clarified on July 30, 2001, Campbeltown Business Limited ("Campbeltown"), an entity owned by the Nissenson family including the Company's President and Principal Executive Officer, a shareholder, holds options from the Company and one of its directors to purchase 500,000 additional shares of the Company for the amount of $200,000. This transaction can be executed either by the Company issuing new shares, or by the director selling his private shares as long as he has an adequate amount of shares, as the director will decide. This option will expire on December 31, 2005

          The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The common stock has no pre-emptive or conversion rights or other subscription rights. There are no sinking fund provisions applicable to the common stock.

          During January 2004, the Company issued 17,500 shares and 17,500 warrants A, and 17,500 warrants B for consulting services. In addition the Company granted 100,000 warrants A for legal services. During February, 2004 the Company granted 50,000 warrants A for consulting services.

          On February 12, 2004, the Company closed an offering of 986,737 restricted shares of common stock, with 1,136,737 Warrants A and 986,737 Warrants B. The Company sold 969,237 shares of common stock with a Warrant A and B attached for aggregate proceeds of (pound)1,580,278. Costs associated with this funding were (pound)202,128 from the proceeds of the offering and an additional 150,000 Warrant A, valued at 33,179. Each Warrant A, which is not freely transferable, entitles the owner to purchase one share, until not later than January/February 2009 at an exercise price of $5.50. Each Warrant B, which is not freely transferable, entitles the owner to purchase one share, until not later than until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange. The Warrants B are exercisable at an exercise price of $3.50 and expire 375 days from the date of purchase of the attached shares of restricted common stock. The Company sold shares with attached Warrants A and B to a total of 16 persons and 8 entities.

          The offering agreement requires the Company to issue additional shares for nil consideration to the participants of the offering under certain conditions, as defined. Accordingly, during June 2004 the Company recognised it's obligation to issue 22,411 shares.

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 12 - EARNINGS PER SHARE

                                                                                 SIX MONTHS JUNE 2004
                                                         -------------------------------------------------------------------
                                                                                   Weighted Average
                                                            INCOME          SHARES        PER SHARE        PER SHARE
                                                          (NUMERATOR)    (DENOMINATOR)     AMOUNTS          AMOUNTS
                                                         ------------   --------------   ----------   ----------------------
                                                                                                           Convenience
                                                                                                      translation into U.S.$
                                                                                                      ----------------------
          Net Income                                    (pound)173,928
          BASIC EPS:
            Income available to common stockholders     (pound)173,928     5,863,339    (pound)0.03           $0.05
          Effect of dilutive securities:
            Options and warrants                                           1,967,605
          DILUTED EPS:
            Income available to common stockholders     (pound)173,928     7,830,944    (pound)0.02           $0.04


                                                                                THREE MONTHS JUNE 2004
                                                         -------------------------------------------------------------------
                                                                                   Weighted Average
                                                            INCOME          SHARES        PER SHARE        PER SHARE
                                                          (NUMERATOR)    (DENOMINATOR)     AMOUNTS          AMOUNTS
                                                         ------------   --------------   ----------   ----------------------
                                                                                                           Convenience
                                                                                                      translation into U.S.$
                                                                                                      ----------------------
          Net Income                                     (pound)70,859
          BASIC EPS:
            Income available to common stockholders      (pound)70,859     6,115,626    (pound)0.01           $0.02
          Effect of dilutive securities:
            Options and warrants                                           2,623,474
          DILUTED EPS:
            Income available to common stockholders      (pound)70,859     8,739,100    (pound)0.01           $0.01

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 13 - SELECTED STATEMENT OF OPERATIONS DATA

                                  Six Months      Six Months     Three Months   Three Months     Three Months  Six Months
                                    JUNE            JUNE             JUNE           JUNE            JUNE          JUNE
                                    2004            2003             2004           2003            2004          2004
                                -----------------------------  ------------------------------    ------------------------
A. MARKETING & SELLING:                                                                     Convenience translation into U.S.$

Advertising                     (pound)26,093   (pound)15,355    (pound)7,327   (pound)10,269       $13,260     $47,227
Consultancy                            33,138          57,223          19,539          45,653        35,371      59,984
Commissions                           616,843         376,945         282,000         155,694       510,418   1,116,483
Others                                 10,725              --          10,725               0        19,411      19,410
                                -------------------------------------------------------------      --------------------

                               (pound)686,798  (pound)449,523  (pound)319,591  (pound)211,616      $578,460  $1,243,104
                                =============================================================      ====================

B. GENERAL & ADMINISTRATIVE:
Salaries & benefits            (pound)188,316  (pound)154,437   (pound)94,433   (pound)88,529      $170,924    $340,853
Rent & maintenance                     83,706          39,690          50,849          17,376        92,039     151,507
Communications                         17,973          52,410          15,100          43,876        27,331      32,531
Professional fees                      95,868          91,121          10,109          48,956        18,297     173,522
Bad debts                               9,274         -10,000               0         -10,000             0      16,785
Depreciation                           19,682          16,896          10,159          18,697        18,388      35,625
Others                                  6,830               0           6,830           7,129        12,360      12,360
                                -------------------------------------------------------------      --------------------

                               (pound)421,648  (pound)344,554  (pound)187,480  (pound)214,563      $339,339    $763,183
                                =============================================================      ====================

--------------------------------------------------------------------------------
                          XFONE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

NOTE 13 - SELECTED STATEMENT OF OPERATIONS DATA (cont.)

                                     Six Months      Six Months     Three Months   Three Months     Three Months  Six Months
                                       JUNE            JUNE             JUNE           JUNE            JUNE          JUNE
                                       2004            2003             2004           2003            2004          2004
                                   -----------------------------  ------------------------------    ------------------------

          C. FINANCING EXPENSES, NET:                                                          Convenience translation into U.S.$

          Bank  charges             (pound)2,152     -(pound)317   -(pound)2,861   -(pound)4,438       $3,895      -$5,178
          Interest on capital leases       6,428           3,650           3,931           2,682       11,635       $7,115
          Foreign currency exchange      -24,605          -1,357         -23,083           1,863      -44,535     -$41,780
          Other interest and charges       8,797           8,887           3,940           3,402       15,923       $7,131
                                   -------------------------------------------------------------    ----------------------

                                   -(pound)7,228   (pound)10,864  -(pound)18,073    (pound)3,509     -$13,082     -$32,712
                                   =============================================================    ======================

--------------------------------------------------------------------------------
                          XFONE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

         NOTE 14 - RELATED PARTY TRANSACTIONS
         Refer to notes 4 and 11 for additional related party activity

                                          Three Months                 Six Months            Year ended    Three months  Six Months
                                ----------------------------  ----------------------------   ----------    ------------------------
                                    JUNE '04      JUNE '03       JUNE '04       JUNE '03      DEC '03        JUNE '04     JUNE '04
                                ----------------------------  ----------------------------   ----------    ------------------------
                                                                                                      Convenience translations into
                                                                                                               U.S. Dollar

Shareholder's salaries          (pound)24,000  (pound)24,000  (pound)48,000  (pound)39,000  (pound)  --       $43,440      $86,880
Bonus                                   5,000                         5,000                                     9,050

CAMBELTOWN BUSINESS:

         Fees                          12,133          9,467         25,355         20,906                    219,561       45,892
         Consultancy                   14,250         14,250         28,500         23,106                     25,792       51,586
         Trade payables                 6,472                         6,472                       6,950        11,714       11,714

VISION CONSULATANTS LIMITED:

         Fees                          13,222         11,439         25,355         20,906                     23,932       45,892

STORY TELECOM LIMITED:

         Revenues                     993,398        340,588      1,980,193        394,938                  1,798,050    3,584,149
         Cost of Revenues             939,244        321,309      1,868,107        372,583                  1,700,031    3,381,273
         Due from Story Telecom (net) 783,863                       783,863                     422,793     1,418,792    1,418,792

AURACALL LIMITED:

         Revenues                     211,177         23,491        369,899         82,501                    382,230      669,517
         Cost of Revenues              91,654         11,888        166,290         31,229                    165,894      300,985
         Commissions                  106,278          7,348        180,920         36,650                    192,363      327,465
         Due from Auracall (net)       49,097                        49,097                                    88,866       88,866
         Trade payable                                                                           18,040

NOTE 15 -  FINANCIAL COMMITMENTS

The Company has annual rent commitments under a non-cancellable operating lease of (pound)38,200, which terminates in December 2012. Rent expense for the two quarters ended June 30, 2004 and 2003, was (pound)27,396 & (pound)26,267

The Company has a performance based incentive agreement with its Chairman of the Board and Campbeltown for which sets an amount due to such person/entity amounting to 1% of the Company's revenues exclusive of revenues resulting from Story.

The Company has an 18 month renewable consulting agreement with Campbeltown, which is to expire on November 11, 2004 and is expected to be renewed. Under this agreement Campbeltown agrees to provide (a) analysis of proposed acquisitions; (b) such markets for the Company's telecommunications services in additional countries; (c) formulate strategies for the Company's future growth plans; and (d) introduce potential customers to the Company's business. The Company is obligated to pay Campbeltown (pound)2,000 ($3,620) per month plus an additional performance bonus based upon monthly revenue targets as follows:

     Target Monthly Revenue                   Monthly Bonus    Convenience Translation US$
     ----------------------                   --------------   ---------------------------
     Up to (pound)125,000                                --                 --
     From (pound)125,000 to (pound)150,000     (pound)1,250             $2,263
     From (pound)150,000 to (pound)175,000     (pound)2,500             $4,525
     Over (pound)175,000                       (pound)2,750             $4,978

The Company has commission agreements with various resellers that are entitled to 10% of the revenues that they generate.

The Company anticipates annual maintenance of equipment to be approximately (pound)50,000 ($90,050).

During January 2004, the Company issued 17,500 shares and 17,500 warrants A, and 17,500 warrants B for consulting services. In addition the Company granted 100,000 warrants A for legal services. During February, 2004 the Company granted 50,000 warrants A for consulting services.

On February 12th, 2004, the Company closed an offering of 986,737 restricted shares of common stock, with 1,136,737 Warrants A and 986,737 Warrants B. Each Warrant A, which is not freely transferable, entitles the owner to purchase one share, until not later than January/February 2009 at an exercise price of $5.50. Each Warrant B, which is not freely transferable, entitles the owner to purchase one share, until not later than until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange. The Warrants B are exercisable at an exercise price of $3.50 and expire 375 days from the date of purchase of the attached shares of restricted common stock. The Company sold shares with attached Warrants A and B to a total of 16 persons and 8 entities.

In February 2004 the Company issued 986,737 shares in a private placement. According to the agreement the Company is committed to issue additional 2% of the shares issued, for every month or proportionally for part of a month, up to twelve months, that exceeds 120 days from the closing of the transaction, while the registration statement is not declared effective by the SEC. As of August 16, 2004 the registration statement is not effective. If the registration statement is not declared effective until June 11, 2005, the maximum number of shares that the company might issue under this agreement is 236,816.

NOTE 16 - ECONOMIC DEPENDENCY AND CREDIT RISK

Approximately, 44% of total half year ended June 2004, revenues and 43% of Accounts Receivable are derived from one customer Story Telecom.

The Company may periodically maintain cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000.

NOTE 17 - SEGMENT INFORMATION

The percentage of the Company's revenues is derived from the following segments.

                                                           Three Months   Three Months   Six Months   Six Months
                                                             JUNE '04       JUNE '03      JUNE '04     JUNE '03
                                                           ------------   ------------   ----------   ----------
Telephone minute billing plus messaging services,
including facsimile, nodal, and e-mail related services         48%            70%            48%          76%
Mobile phone services                                            3%             4%             4%           6%
Calling cards                                                   49%            26%            48%          18%
                                                              -----          -----          -----        -----
                                                               100%           100%           100%         100%
                                                              =====          =====          =====        =====

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

                              Three Months      Three Months     Three Months      Six Months        Six Months      Six Months
                                JUNE '04          JUNE '03         JUNE '04         JUNE '04          JUNE '03        JUNE '04
                             ---------------    -------------   --------------   --------------    -------------    -------------
                                                                 Convenience                                          Convenience
                                                                 Translation                                          Translation
                                                                   into USD                                             into USD
Revenues

Telephone & Messaging       (pound)1,061,198    (pound)997,589   $1,920,768     (pound)2,162,866  (pound)1,867,761    $3,914,787
Mobile                         (pound)66,655     (pound)51,865     $120,645       (pound)186,215    (pound)160,745      $337,049
Calling Cards               (pound)1,104,642    (pound)361,493   $1,999,402     (pound)2,190,629    (pound)457,103    $3,965,038

                            ------------------------------------------------    ------------------------------------------------
Total Revenues              (pound)2,232,495  (pound)1,410,947   $4,040,815     (pound)4,539,710  (pound)2,485,609    $8,216,874
                            ------------------------------------------------    ------------------------------------------------


Direct Operating Expenses

Telephone & Messaging         (pound)812,320    (pound)563,139   $1,470,299     (pound)1,599,153  (pound)1,139,724    $2,894,467
Mobile                         (pound)57,153     (pound)49,491     $103,447       (pound)160,111    (pound)149,380      $289,801
Calling Cards               (pound)1,028,324    (pound)344,111   $1,861,266     (pound)2,034,614    (pound)424,267    $3,682,651

                            ------------------------------------------------    ------------------------------------------------
Total Revenues              (pound)1,897,797    (pound)956,741   $3,435,012     (pound)3,793,878  (pound)1,713,371    $6,866,919
                            ------------------------------------------------    ------------------------------------------------

                                   Three Months    Three Months     Three Months     Six Months     Six Months        Six Months
                                     JUNE '04        JUNE '03         JUNE '04        JUNE '04       JUNE '03          JUNE '04
                                 ---------------  --------------   --------------  --------------- ---------------  ---------------
                                                                     Convenience                                      Convenience
                                                                     Translation                                      Translation
                                                                       into USD                                         into USD
Direct Operating Profit

Telephone & Messaging            (pound)248,878   (pound)434,450       $450,469     (pound)563,713  (pound)728,037     $1,020,321
Mobile                             (pound)9,502     (pound)2,374        $17,199      (pound)26,104   (pound)11,365        $47,248
Calling Cards                     (pound)76,318    (pound)17,348       $138,136     (pound)156,015   (pound)32,836       $282,387

                                -------------------------------------------------    ---------------------------------------------
Total Profits                    (pound)334,698   (pound)454,172       $605,803     (pound)745,832  (pound)772,238     $1,349,956
                                -------------------------------------------------    ---------------------------------------------

Corporate and common
operating expenses               (pound)235,070   (pound)336,180       $425,477     (pound)511,603  (pound)552,038       $926,001

Operating Profit                  (pound)99,628   (pound)118,026       $180,327     (pound)234,229  (pound)220,199       $423,954

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

Xfone Communication Ltd., received a credit facility from Bank Hapoalim B.M. in Israel to finance its activities. The credit facility includes a 10 Million NIS (New Israeli Shekel) Bank Guarantee in favor of the Government of Israel, a revolving credit line of 1 million NIS and an on call short term credit line of 850,000 NIS. In addition, the bank made available for Xfone Communication a long term facility of 3,150,000 NIS to procure equipment. As of August 17, 2004, the company secured the credit facility with a cash deposit of $1,000,000, a floating charge on Xfone Communication's assets and personal collateral by Mr. Keinan. In addition, the company, Swiftnet Limited and H.S.N. Communication Investments Ltd. issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone Communication towards the bank. As of August 17, 2004 the company used only the Bank Guarantee.

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

            6) each share of MS Telecom, Inc.'s common stock issued and outstanding immediately prior to the effective time of the cquisition will be canceled and extinguished and be converted automatically into the right to receive upon surrender of certificate(s) representing MS Telecom, Inc's common stock, as follows: (i) an amount of our stock consideration equal to the product of the Company's stock consideration times 71.4% divided by the total of MS Telecom, Inc.'s common stock; and (ii) an amount of the Company's warrant consideration equal to the product of the Company's warrant consideration times 71.4% divided by the total of MS Telecom, Inc.'s common stock;

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

Item 2. Management's Discussion and Analysis

The following discussion provides information that we believe is relevant to our financial condition and results of operations and should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect", "may", "anticipates", or similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business. The terms "we", our" or "us" are used in this discussion refer to Xfone, Inc. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.

We are a holding company that provides various telecommunications services. Until June 2004, we operated entirely through our subsidiary, Swiftnet, Ltd., a United Kingdom based telecommunication service provider and licensed telecommunication carrier. Until June 30, 2004, Swiftnet, Ltd. was our sole source of income. Through Swiftnet, we sell and develop telecommunication services, including telephony, fax messages, mobile, calling cards, and Internet driven applications, mainly in the United Kingdom and Europe. In addition, Swiftnet provides services and telecom solutions to resellers and partners worldwide.

On October 4, 2000, we acquired Swiftnet which had a business plan to provide comprehensive telecommunication services and products by integrating new and old products, services, and ideas through one website. Swiftnet was incorporated in 1991 under the laws of the United Kingdom. Until 1999, Swiftnet's main revenues were derived from messaging and fax broadcast services. During 2000, Swiftnet shifted and maintained its business focus to telephony voice services offering comprehensive support packages to resellers and new services. Utilizing automation and proprietary software packages, Swiftnet's business strategy is to grow without the need of heavy investments and with lower expenses for operations and registration of new customers.

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

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd. On July 4, 2004 the Ministry of Communications of the state of Israel granted Xfone Communication a license to provide international telecom services in Israel. We plan to start providing services in Israel through Xfone Communication during the fourth quarter of 2004.

On May 28, 2004, we entered into an agreement to acquire WS Telecom Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, through the merger of WS Telecom into our wholly owned subsidiary, Xfone USA, Inc.

On July 1, 2004, we entered into a management agreement which provides that Xfone USA will provide management services to WS Telecom pending the consummation of the merger. The management agreement provides that all revenues generated from WS Telecom's business operations will be assigned and transferred to Xfone USA.

Six months and Quarter ended June 30, 2004 and 2003.

Financial Information - Percentage of Revenues

                              Quarter ended June 30         Six months ended
                                2004         2003            2004     2003
                             -----------------------        -----------------
Revenues                        100%          100%           100%      100%
Cost of Revenues                -72%          -62%           -70%      -58%
Gross Profit                     28%           38%            30%       42%
Operating Expenses:
Research and Development         --            -1%            -         -1%
Marketing and Selling           -14%          -15%           -15%      -18%
General and Administrative       -8%          -14%            -9%      -14%

Total Operating Expenses        -23%          -30%           -25%      -33%
Income before Taxes               5%            8%             6%        8%
Net Income                        3%            6%             4%        7%

The US Dollars amounts for 2004 are presented herein for convenience only, at the current rate as of June 30, 2004: (pound)1 to $1.81.

Consolidated Statement of Operations

Revenues. Revenues for the six months ended June 30, 2004 increased by 83% to (pound) 4,539,710 ($8,216,875). The increase is attributable to an increase of (pound) 1,733,526 in the revenues derived from calling cards services, which are primarily generated by our affiliate company, Story Telecom Limited. Revenues for the quarter ended June 30, 2004 increased by 58% to (pound)2,232,495 ($4,040,816) from (pound)1,410,947 for the same period in 2003. Main growth for the quarter was generated by the increase in our calling card activities that increased to (pound)1,104,642 for the quarter ended June 30, 2004 from (pound) 361,493 for the comparable 2003 period.

Segments of Revenues:

The following table reflects a breakdown of our Revenues according to our segments of services as of June 30, 2004 and 2003:


                        Three Months ended June 30,    Three months    Six Months ended June 30,          Six Months
                                                         Ended                                               Ended
                                                         June 30                                            June 30,
                             2004            2003          2004            2004        2003                  2004
                       ----------------    ---------    ---------        ---------    ---------            ---------
Revenues:                                              convenience                                        convenience
                                                       translation                                        translation
                                                        into US$                                            into US$

Telephone & Messaging         1,061,198      997,589    1,920,768        2,162,866    1,867,761           $3,914,787
Mobile                           66,655       51,865      120,645          186,215      160,745              337,049
calling cards                 1,104,642      361,493    1,999,402        2,190,629      457,103            3,965,038
                        ---------------   ----------   ----------       ----------   ----------           ----------
Total Revenues         (pound)2,232,495    1,410,947    4,040,816        4,539,710    2,485,609            8,216,875

The percentage of the Company's revenues is derived from the following segments:

                                     Three Months                            Six Months
                            June 30, 2004     June 30, 2003     June 30, 2004       June 30, 2003
Telephone & messaging              48%              70%                 48%                76%
Mobile phone services               3%               4%                  4%                 6%
Calling cards                      49%              26%                 48%                18%

                            -------------     -------------     -------------       -------------
                                  100%             100%                 100%               100%
                            =============     =============     ==============      =============

The 16% growth in the regular telephony services is mainly attributable to the increase in the revenues generated by our affiliate company, Auracall Limited.

Revenues from affiliated entities Story Telecom and Auracall (in UK Sterling):

                   Quarter ended June 30             Six Months ended June 30
                     2004         2003                 2004          2003
                  ---------    ---------             ---------      -------
Story Telecom       993,398     340,588              1,980,193      394,938
Auracall            211,177      23,491                369,899       82,501
Others            1,027,920    1,046,868             2,189,618    2,008,170
                  ---------    ---------             ----------   ----------
Total             2,232,495    1,410,947             4,539,710    2,485,609


Percentage of Revenue from affiliate entities, Story Telecom and Auracall:

                   Quarter ended June 30      Six months ended June 30
                    2004         2003            2004       2003
                   --------    ---------      ---------    ------
Story Telecom         44%          24%            44%        16%
Auracall              10%           2%             8%         3%
Others                46%          74%            48%        81%
                  ---------    ---------       --------    ------
Total                100%         100%           100%       100%


Story Telecom related revenues of our total revenues increased from 24% in the six months ended June 30, 2003 to 44% for the six months ended June 30, 2004. This increase is attributable to the time period involved in Story Telecom gaining market share, since it began its operations at the end of 2002.

Auracall related Revenues for the six months ended June 30, 2004 increased by 345% compared with the six months ended June 30, 2003. Auracall related revenues as a percentage of total revenues increased to 8% for the six months ended June 30, 2004 as compared with 3% for the six months ended June 30,2003. During the quarter ended June 30, 2004, Auracall related Revenues continued to grow and its percentage of total revenues increased to 10%. The increase is attributable to successful marketing efforts of Auracall combined with more competitive prices offered to users of the service.

We believe that during the remainder of Fiscal Year 2004, our current business base in the United Kingdom for the same type of services and customers will continue to generate most of our revenues; however, we plan to offer some new services and billing alternatives to stronger the connection with our registered customers and to enable easy usage of our services to non registered users.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies, depreciation of relevant equipment, and other related charges. Cost of revenues increased by 118% to (pound)3,177,035 ($5,750,434) for the six months ended June 30, 2004, from (pound)1,452,333 for the six months ended June 30, 2003, representing 70% and 58% of the total revenues for the six months ended June 30, 2004 and June 30, 2003, respectively.

For the three months ended June 30, 2004, cost of revenues as a percentage of revenues was 72% compared with 62% for the same 2003 period. The increase in cost of revenues as a percentage of revenues is attributable to the increase of our revenues that derive from the Story Telecom project that currently focuses on calling cards services.

The Story Telecom Project accounts for approximately 44% of our Revenues in both the six and three months ended June 30, 2004 and approximately 16% and 24% in both the six and three months ended June 30, 2003, respectively. Our cost of revenues as a percentage of revenues in the Story Telecom project is approximately 94% while the cost of revenues as a percentage of the rest of our revenues was 52% for the six months ended June 30, 2004 and the six months ended June 30, 2003.

Our cost of revenues as a percentage of revenues related to our affiliate company, Auracall was 45% for the six months ended June 30, 2004 and 37% for the six months ended June 30, 2003. The increase reflects adaptation of the market prices to the Auracall services.

Cost of Revenue breakdown

                                 Three months ended June 30      Six months ended June 30
                                      2004      2003                 2004         2003
                                      ----      ----                 ----         ----
Non affiliated regular services
And others                          584,745     536,912            1,142,638   1,048,451
Story Telecom                       939,398     321,309            1,868,107     372,583
Auracall                             91,654      11,888              166,290      31,299
                                  ---------   ---------            ---------   ---------
Total                             1,615,797     870,109            3,177,035   1,452,333

Should Story Telecom calling cards related revenues continue to grow faster than our other business segments, our Cost of Revenues as a percentage of Revenues will continue to increase. If market conditions, such as lower prices proposed by competitors in the market, forces us to lower the prices that we charge our customers, our cost of revenues as percentage of revenues will increase.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the six months ended June 30, 2004 and 2003, respectively, gross profit was (pound)1,363,674 ($2,466,440) and (pound)1,033,276, which represents a 32%
increase. The gross profit as a percentage of revenues decreased to 30% for the six months ended June 30, 2004, from 42% for the six months ended June 30, 2003. The gross profit for the three months ended June 30, 2004 was (pound) 606,698, an increase of 14% over the same period of 2003. Gross profit as a percentage of revenues for the three months ended June 30, 2004 dropped to 28% as compared to 38% for the three months ended June 30, 2003.

Our project with our affiliate, Story Telecom, reduced our gross profit margin because of the low margins involved in the project and its high volume.

Research and Development. Research and development expenses were (pound)20,000 ($36,200) and (pound)19,000 for the six months ended June 30, 2004 and 2003, respectively. Such expenses represent less than 1% of our revenues for both periods. These expenses consist of labor costs of our research and development manager and other related costs. Main developments relate to the development of our web site and its interconnections, the upgrade of software for our telephone platforms, billing systems, messaging services, and the resellers support package.

Marketing and Selling Expenses. Marketing and selling expenses increased by 52% or $237,275 to (pound)686,798 ($1,243,104) from (pound)449,523 for the six months ended June 30, 2004 and 2003, respectively. The increase in marketing expenses is attributable to the increasing revenues derived from commission related activities, including commissions for resellers of numbers similar to 1-800 or 1-900 with no specific geographical area. Our agreement with resellers can be terminated within a relatively short notice of 7-60 days. Our largest non affiliate reseller is Worldnet that generated approximately 6% of our Revenues during the six and three months ended June 30,2004. Worldnet can terminate its agreement with us with a 7 days notice; should Worldnet decide to terminate this agreement our Revenues will be negatively affected. Marketing and selling expenses as a percentage of revenues were 15% and 18% for the six months ended June 30, 2004 and 2003, respectively. For the three months ended June 30, 2004 and 2003, marketing expenses as a percentage of revenues were 14% and 15% respectively.

For the six months ended June 30, 2004, we paid commissions to our affiliate Company, Auracall, in the amount of UKP180,920 ($327,465) that represent 29% of the total commissions paid during the period as compared with UKP36,650 that represent 10% of total commissions paid on the six months ended June 30, 2003. The increase in the percentage of total commissions is attributable to growth in the revenues generated by Auracall.

General and Administrative Expenses. General and administrative expenses increased to (pound)421,648 ($763,183) from (pound)344,554 for the six months ended June 30, 2004 and 2003 respectively. As a percentage of revenues, general and administrative expenses decreased to 9% for the six months ended June 30, 2004 from 14% for the three months ended June 30, 2003. The increase in our General and Administrative Expenses is mainly attributable to: (a) an increase of (pound)33,879 ($61,321) in the salaries and benefits paid to our management and related employees; and (b) an increase of (pound)44,016 ($79,668) in rent and maintenance expenses. The decrease in total General and Administrative expenses as a percentage of revenues is mainly attributable to: (a) our 83% growth in revenues; and (b) to the lesser increase of 22% in our General and Administrative expenses, which was achieved by controlling expenses and the usage of automation and computers.

Financing Expenses. For the six months ended June 30, 2004, we had net income from financing of (pound) 7,228 ($13,082). This income derives from changes in rate of exchange since we completed the private placement on February 2004.

Income before Taxes. Income before taxes for the six months June 30, 2004 increased by 19% to (pound)248,478 ($449,746) from (pound)209,535 for the six months ended June 30, 2003. The increase of the income before taxes is attributable primarily to the increase of 6% in our operational profit and the income from financing and other. Income before taxes as a percentage of revenues was 5% for the three months ended June 30, 2004 and 8% for the three months ended June 31, 2003.

Taxes on Income. United Kingdom companies are usually subject to income tax at the corporate rate of 20%-30%. Taxes on income for the six months ended June 30, 2004, amounted to (pound)74,550 ($134,935) which represents 30% of the income before taxes as compared with (pound)37,000 for the six months ended June 30, 2003 that represents 18% of the income before taxes. The increase of the percentage of tax is due to a higher tax bracket and the lack of carry forward tax benefits in the six months ended June 30, 2004.

Net Income. Net income for the six months ended June 30, 2004 increased by 1% or (pound) 1,393 ($2,521) to (pound)173,928 ($314,809) as compared to
(pound)172,535 for the six months ended June 30, 2003. Net income as a percentage of revenues was 4% and 7% for the six months ended June 30, 2004 and 2003 respectively. Net income for the three months ended June 30, 2004 was (pound) 70,859 as compared with (pound) 91,563 for the same period of 2003. The 22% or %20,704 (pound)decrease is due to the higher taxes rates that we are required to pay for the three months ended June 2004.

Earning per share

The earning per share of common stock for the six months ended June 30, 2004 was (pound)0.03 ($0.05) for the basic weighted average 5,868,942 shares and (pound)0.02 ($0.04) for diluted weighted average 7,836,547 shares, including the options and warrants to buy 2,623,474 shares. Earning per share for the six months ended June 30, 2003 was (pound)0.03 for the basic weighted average 5,030,444 shares and (pound)0.03 for the diluted 5,530,444 shares. Earning per share for three months ended June 30, 2004 was (pound) 0.01 ($0.02) for the basic 6,115,626 average weighted shares and (pound) 0.01 for 8,739,100 diluted average weighted shares. Earning per share for the same period of 2003 was 0.01 for basic and diluted number of shares.

Balance Sheet

Current Assets. Current assets amounted to (pound)3,893,330 ($7,046,925) as of June 30, 2004 as compared to (pound)2,635,847 as of December 31, 2003. This 47% or (pound) 1,257,483 increase in our current assets is mainly attributable to the increase of (pounds) 613,253 in accounts receivables and growth of (pound)468,786 ($848,503) in the cash balance attributable to the funds we raised during the quarter.

As of June 30, 2004, we had net account receivables from our affiliate company, Story Telecom, of (pound)783,863 ($1,418,792) representing 42% of our total account receivables compared with (pound) 429,604 for December 31, 2003 representing 34% from the total account receivables. As of June 30, 2004, our affiliate company, Auracall, owes us a net amount of (pound) 49,097 ($88,865) compared with a trade payable to Auracall of (pound) 18,040 for the year ended December 31, 2003.

Loan to shareholder. Loan to the shareholder, Mr. Keinan, our Chairman of the Board of Directors, amounted to (pound) 275,555 ($498,754) as of June 30, 2004, as compared to (pound)286,736 as of December 31, 2003. The decrease represents a repayment of (pound)11,181 ($20,238). Out of the total amount, (pound)42,889 ($77,630) is classified as current assets since Mr. Keinan agreed to repay us this current assets amount during fiscal year 2004. In March 2004, Mr. Keinan signed a note to repay his loan in four installments:

2004  (pound)54,070  ($96,245)
2005  (pound)116,333 ($207,073)
2006  (pound)116,333 ($207,073)

Fixed assets. Fixed assets after accumulated depreciation increased to (pound)611,878 ($1,107,500) as of June 30, 2004 as compared with (pound)421,715 as of December 31, 2003. Growth in fixed assets reflects investments in equipment and systems to enhance our efficiency and capacity.

Current Liabilities. As of June 30, 2004, current liabilities decreased to (pound)2,049,582 ($3,709,745) as compared with (pound)2,174,284 as of December 31, 2003. The decrease in our current liabilities results mainly from the (pound) 86,270 ($156,149) dividend that was paid and a decrease of (pound)89,196 ($161,445) in our `other liabilities and accrued expenses' due to the decrease in corporate taxes liabilities.

Liquidity and Capital resources June 30, 2004.

Cash as of June 30, 2004 amounted to (pound) 1,445,794 ($2,616,887) as compared with (pound)977,008 for the year ended December 31, 2003. Since December 31, 2003, our operations used a net cash amount of (pound)633,479. This usage is mainly attributable to the increase of (pound) 622,527 in trade receivables.

Financing activities, including the private placement that we completed during the quarter ended March 31, 2004 generated proceeds in the amount of (pound)1,343,735 ($2,432,157).

During the six months ended June 30, 2004 we used (pound)241,469 ($437,059) for the purchase of capital equipment. We have lease obligations to repay (pound)115,147 ($208,416) during fiscal year 2004 and an additional (pound)123,522($223,575) till the end of 2007. Our capital investments are primarily for the purchase of equipment and software for services that we provide or intend to provide. In the fiscal year 2004, we may procure additional equipment, such as Switch modules and other Telecom systems and equipment, to enhance our capacity in the United Kingdom for the amount of approximately (pound)100,000 ($181,000).

We shall continue to finance our operations in the United Kingdom and fund the current commitments in the United Kingdom for capital expenditures mainly from the cash provided from operating activities.

During January and February 2004, we completed a private placement in which we raised gross proceeds of $2,907,711. Net new cash proceeds of the financing, approximately $2.5 million, have been used and are expected to be used in the future for general working capital and/or investment in equipment and/or for acquisitions and/or business development.

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd. We own 74% of Xfone Communication. On July 4, 2004 the Ministry of Communications of the state of Israel granted Xfone Communication a license to provide international telecom services in Israel. We plan to start providing services in Israel through Xfone Communication during the fourth quarter of 2004. We anticipate a budget of $1,000,000 for equipment, $1,000,000 for working capital and $2,200,000 for a bank guarantee in favor of the Government of Israel.

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

Our Israel based subsidiary, Xfone Communication Ltd., received a credit facility from Bank Hapoalim B.M. in Israel to finance its activities. The credit facility includes a 10 Million NIS (New Israeli Shekel) Bank Guarantee in favor of the Government of Israel, a revolving credit line of 1 million NIS and an on call short term credit line of 850,000 NIS. In addition, the bank made available for Xfone Communication a long term facility of 3,150,000 NIS to procure equipment. As of August 15, 2004, we secured the credit facility with a cash deposit of $1,000,000, a floating charge on Xfone Communication's assets and personal collateral by Mr. Keinan. In addition, we, Swiftnet Limited and H.S.N. Communication Investments Ltd. issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone Communication towards the bank. As of August 15, 2004 we used only the Bank Guarantee.

We will consider raising additional capital through a public or private placement to fund possible acquisitions and business development activities.

Impact of Inflation and Currency Fluctuations.

As of June 30, 2004 our functional currency remains the United Kingdom Pound, we do business also with U.S. Dollars. Even when we do business in other countries rather than the United Kingdom or the United States we sell and buy in either United Kingdom Pounds or United States Dollars.

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

Item 3. Controls and Procedures

As of June 30, 2004, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2004.

There have been no changes in our internal control over financial reporting during the last quarter, which ended June 30, 2004, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

In connection with our January/February 2004 private placement, we entered into Registration Rights Agreements with the selling shareholders. There are certain provisions in these agreements that provide if our registration statement is not effective within a certain period of time, we will have to issue additional shares to them. Because our registration statement has not been declared effective yet, as of June 30, 2004, we are obligated to issue to our selling shareholders 22,011 additional shares as liquidated damages.

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

Dated: August 17, 2004                 XFONE, INC.


                                        By:   /s/ Guy Nissenson
                                        ---------------------------------------
                                              Guy Nissenson, President/Chief
                                              Executive Officer