Form 10QSB
period 2004-09-30
XFONE INC
filed 2004-11-15
CIK 1126216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

 APPLICABLE ONLY TO CORPORATE ISSUERS: As of November 15, 2004, the issuer had
                 6,111,155 shares of common stock outstanding.

                          Xfone, Inc. and Subsidiaries

                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                      INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

   Balance Sheet as of September 30, 2004.............................      2

   Statements of Operations for the Three Months and Nine
     Months Ended September 30, 2004 and September 30, 2003...........      3

   Statement of Changes in Shareholders' Equity for the
     Nine Months Ended September 30, 2004 and September 30, 2003 .....      4

   Statements of Cash Flows For the Nine Months Ended
     September 30, 2004 and September 30, 2003. ......................      5

   Notes to Consolidated Financial Statements.........................    7 - 11

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................      12

Item 3 - Quantitative and Qualitative Disclosures about Market Risk...      16

Item 4 - Controls and Procedures......................................      16


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings.........................................      17

   Item 2 - Changes in Securities and Use of Proceeds.................      17

   Item 3 - Default Upon Senior Securities............................      17

   Item 4 - Submission of Matters to a Vote of Security Holders.......      17

   Item 5 - Other Information.........................................      17

   Item 6 - Exhibits and Reports on Form 8-K..........................      17

                          Xfone, Inc. and Subsidiaries
                                  Balance Sheet
                                   (Unaudited)

          (Currency amounts shown in British Pounds Sterling except for convenience translation)

                                                                                Convenience
                                                                                translation
                                                                                 into US $

                                                        September 30,          September 30,
                                                            2004                   2004
                                                     ------------------    ------------------
Assets:
     Current assets -
       Cash and cash equivalents                        (pound) 961,442    $        1,729,442
       Accounts receivable, net of allowance of               2,003,509             3,603,912
         (pound)152,266 at September 30, 2004
       Prepaid expenses and other receivables                   866,311             1,558,320
       Loan to shareholder (Note 3)                              42,889                77,149
                                                     ------------------    ------------------
         Total current assets                                 3,874,151             6,968,823

     Loan to shareholder (Note 3)                               232,666               418,520

     Investment in Auracall                                      11,063                19,900

     Property and equipment -
       Cost                                                   1,272,686             2,289,308
       Less:  accumulated depreciation                         (217,287)             (390,856)
                                                     ------------------    ------------------
         Property and equipment, net                          1,055,399             1,898,452

     Total assets                                     (pound) 5,173,279    $        9,305,695
                                                     ==================    ==================


Liabilities and Shareholders' Equity:
     Current liabilities -
       Dividend payable                                     (pound) -0-                 $ -0-
       Trade accounts payable                                 1,689,151             3,038,445
       Accrued expenses and other liabilities                   621,508             1,117,968
       Notes payable                                            249,230               448,315
                                                     ------------------    ------------------
         Total current liabilities                            2,559,889             4,604,728

     Deferred taxes                                              36,109                64,953
     Long-term debt and capital lease obligations               109,237               196,496
                                                     ------------------    ------------------
         Total liabilities                                    2,705,235             4,866,177

     Shareholders' equity -
       Preferred stock, none outstanding                            -0-                   -0-
       Common stock, (pound).0006896 par value,                   4,214                 7,580
         25,000,000 shares authorized, 6,111,155
         issued at September 30, 2004
       Additional paid-in capital                             1,569,719             2,823,611
       Retained earnings                                        894,111             1,608,327
                                                     ------------------    ------------------
         Total shareholders' equity                           2,468,044             4,439,518

     Total liabilities and shareholders' equity       (pound) 5,173,279    $        9,305,695
                                                     ==================    ==================


                 See notes to consolidated financial statements.

                          Xfone, Inc. and Subsidiaries
                            Statements of Operations
                                   (Unaudited)

          (Currency amounts shown in British Pounds Sterling except for convenience translation)

                                                       Three Months                               Nine Months
                                                    Ended September 30,                       Ended September 30,
                                               2004                  2003                 2004                   2003
                                        ------------------    ------------------   ------------------    ------------------

Revenue                                  (pound) 2,704,934     (pound) 2,482,654    (pound) 7,244,644     (pound) 4,968,263
Cost of sales                                    2,004,086             1,695,135            5,181,121             3,125,852
                                        ------------------    ------------------   ------------------    ------------------
Gross profit                                       700,848               787,519            2,063,523             1,842,411

Research and development expenses                   13,890                10,443               33,890                29,443
Marketing and selling expenses                     427,858               366,190            1,114,656               778,468
General and administrative expenses                364,540               246,995              786,188               650,410
                                        ------------------    ------------------   ------------------    ------------------
Total operating expenses                           806,288               623,628            1,934,734             1,458,321

Income (loss) from operations                     (105,440)              163,891              128,789               384,090

Interest expense, net                               33,596                10,169               26,368                21,034
Other (income) expense                             (41,438)                  -0-              (48,459)                 (200)
                                        ------------------    ------------------   ------------------    ------------------

Net income (loss) before income taxes              (97,598)              153,722              150,880               363,256

Provision for income taxes                         (24,719)               26,337               49,831                63,336
                                        ------------------    ------------------   ------------------    ------------------

Net income (loss)                         (pound) (72,879)       (pound) 127,385      (pound) 101,049       (pound) 299,920
                                        =================     ==================   ==================    ==================

Earnings (loss) per share -
  Basic                                     (pound) (0.01)          (pound) 0.02         (pound) 0.02          (pound) 0.06
  Diluted                                   (pound) (0.01)          (pound) 0.02         (pound) 0.01          (pound) 0.05

                                                 Convenience translation
                                                     into US dollars

                                            Three Months         Nine Months
                                               Ended                 Ended
                                            September 30,        September 30,
                                                2004                  2004
                                        ------------------    ------------------
Revenue                                 $        4,865,635    $       13,031,665
Cost of sales                                    3,604,950             9,319,800
                                        ------------------    ------------------
Gross profit                                     1,260,685             3,711,865

Research and development expenses                   24,985                60,961
Marketing and selling expenses                     769,631             2,005,043
General and administrative expenses                655,735             1,414,195
                                        ------------------    ------------------
Total operating expenses                         1,450,351             3,480,199

Income (loss) from operations                     (189,666)              231,666

Interest expense, net                               60,432                47,431
Other (income) expense                             (74,539)              (87,168)
                                        ------------------    ------------------

Net income (loss) before income taxes             (175,559)              271,403

Provision for income taxes                         (44,465)               89,636
                                        ------------------    ------------------

Net income (loss)                       $         (131,094)   $          181,767
                                        ==================    ==================

Earnings (loss) per share -
  Basic                                 $            (0.02)   $             0.03
  Diluted                               $            (0.01)   $             0.02


                 See notes to consolidated financial statements.

                          Xfone, Inc. and Subsidiaries
                            Statements of Cash Flows
                                   (Unaudited)

          (Currency amounts shown in British Pounds Sterling except for convenience translation)

                                                                                                      Convenience
                                                                                                      translation
                                                                                                        into US $

                                                                                                       Nine Months
                                                                      Nine Months                         Ended
                                                                  Ended September 30,                  September 30,
                                                               2004                  2003                  2004
                                                        ------------------    ------------------    ------------------
Operating Activities -
    Net income (loss)                                      (pound) 101,049       (pound) 299,920    $          181,767
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depreciation and amortization                               79,216                58,620               142,494
        Bad debt expense                                             9,274                   -0-                16,682
        Changes in operating assets and liabilities -
          Accounts receivable                                     (748,959)             (582,980)           (1,347,227)
          Prepaid expenses and other receivables                  (514,186)              (61,609)             (924,918)
          Trade accounts payable                                    51,721             1,009,880                93,035
          Accrued expenses and other liabilities                   241,699                20,931               434,768
                                                        ------------------    ------------------    ------------------
      Total adjustments                                           (881,235)              444,842            (1,585,166)

      Net cash provided by operating activities                   (780,186)              744,762            (1,403,399)


Investing Activities -
    Purchase of property and equipment                            (712,900)             (207,196)           (1,282,365)
    Increase in Investments                                        (11,063)                  -0-               (19,900)
                                                        ------------------    ------------------    ------------------

      Net cash (used in) investing activities                     (723,963)             (207,196)           (1,302,265)


Financing Activities -
    Repayment of long-term debt                                    (23,885)               (3,001)              (42,964)
    Proceeds from the issuance of long-term debt                   221,849                38,170               399,062
    Proceeds from issuance of common stock                       1,376,889                13,335             2,476,748
    Payment of dividends                                           (86,270)              (63,261)             (155,182)
                                                        ------------------    ------------------    ------------------

      Net cash (used in) financing activities                    1,488,583               (14,757)            2,677,664

Net increase (decrease) in cash and                                (15,566)              522,809               (28,000)
  cash equivalents
Cash and cash equivalents, beginning of period             (pound) 977,008       (pound) 471,963    $        1,757,442
                                                        ------------------    ------------------    ------------------

Cash and cash equivalents, end of period                   (pound) 961,442       (pound) 994,772    $        1,729,442
                                                        ==================    ==================    ==================


                 See notes to consolidated financial statements.

                          Xfone, Inc. and Subsidiaries
                        Statements of Cash Flows (cont.)
                                   (Unaudited)

          (Currency amounts shown in British Pounds Sterling except for convenience translation)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                                                         Convenience
                                                                                         translation
                                                                                          into US $

                                                                                         Nine Months
                                                         Nine Months                        Ended
                                                     Ended September 30,                 September 30,
                                                 2004                  2003                  2004
                                          ------------------    ------------------    ------------------
Acquiring equipment under capital lease      (pound) 185,025      (pound) -0-          $          332,823
  obligation

Issuance of shares of common stock for
  compensation for professional services -
     Number of shares                                52,500               -0-                      52,500
     Amount                                  (pound) 28,533       (pound) -0-          $           51,325


                 See notes to consolidated financial statements.

                          Xfone, Inc. and Subsidiaries
                       Statements of Stockholders' Equity
                                   (Unaudited)

          (Currency amounts shown in British Pounds Sterling except for convenience translation)


                                                                                           Additional
                                                          Common Stock                       Paid-in
                                                    Shares              Amount               Capital
                                             ------------------   ------------------   ------------------
Balance, December 31, 2003                            5,117,684        (pound) 3,530      (pound) 193,514

       Issuance of common shares                        993,471                  684            1,376,205
       Net income                                            --                   --                   --
                                             ------------------   ------------------   ------------------

Balance, September 30, 2004                           6,111,155        (pound) 4,214    (pound) 1,569,719
                                             ==================   ==================   ==================


Convenience translation into U.S. Dollars:

Balance, December 31, 2003                            5,117,684   $            6,350   $          348,093

       Issuance of common shares                        993,471                1,230            2,475,518
       Net income                                            --                   --                   --
                                             ------------------   ------------------   ------------------

Balance, September 30, 2004                           6,111,155   $            7,580   $        2,823,611
                                             ==================   ==================   ==================

                                                  Retained
                                                  Earnings                Total
                                             ------------------   ------------------
Balance, December 31, 2003                      (pound) 793,062      (pound) 990,106

       Issuance of common shares                             --            1,376,889
       Net income                                       101,049              101,049
                                             ------------------   ------------------

Balance, September 30, 2004                     (pound) 894,111    (pound) 2,468,044
                                             ==================   ==================

Convenience translation into U.S. Dollars:

Balance, December 31, 2003                   $        1,426,560   $        1,781,003

       Issuance of common shares                             --            2,476,748
       Net income                                       181,767              181,767
                                             ------------------   ------------------

Balance, September 30, 2004                  $        1,608,327   $        4,439,518
                                             ==================   ==================


                 See notes to consolidated financial statements.

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business and Basis of Presentation

Xfone, Inc. ("Xfone" or the "Company") is a provider of international long distance voice and data telecommunications services, primarily in the United Kingdom. The Company also has a 74%-owned subsidiary that been granted a license to provide international telecommunications services in Israel by the Ministry of Communications of the state of Israel and expects to begin offering those services in the fourth quarter of 2004. Xfone has also entered into an agreement to acquire WS Telecom, Inc., a Mississippi corporation that provides telecommunications services in the southeastern United States. Xfone is currently operating WS Telecom under a management agreement. See Note 7 to these Financial Statements for further discussion of the acquisition and the management agreement.

The accompanying unaudited consolidated financial statements of Xfone and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which is on file with the Securities and Exchange Commission.

The financial statements of Xfone have been prepared in British Pound Sterling ((pound)), the currency of the Company's primary economic environment, the United Kingdom. Transactions and balances denominated in British Pounds Sterling are presented at their original amounts. Transactions and balances in other currencies are translated into British Pounds Sterling in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 of the Financial Accounting Standards Board ("FASB"). Accordingly, items have been translated as follows: Monetary items - at the exchange rate effective at the balance sheet date. Revenues and expense items - at the exchange rates in effect at the date of recognition of those items. Exchange gains and losses from the aforementioned translation are included in Other Expenses.

For convenience to the reader of these consolidated financial statements, certain information in these financial statements has been translated into U.S. dollars using the rate of exchange of the U.S. dollar at September 30, 2004. This translation was made solely for the convenience of the readers. It should be noted that the British Pound Sterling amounts do not necessarily represent the current cost amounts of the various elements presented and that the translated U.S. dollar amounts should not be construed as a representation that the British Pound Sterling currency amounts actually represented, or could be converted into, U.S. dollars. The representative rate of exchange of the pound at September 30, 2004 was (pound)1 = US$1.7988.

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 2 - Significant Accounting Policies

Principles of Consolidation and Basis of Financial Statement Presentation - The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of Xfone and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition - Xfone's source of revenues results from charges to customers for the call minutes they use while on the Company's telecommunications system. Such revenues are recognized at the time this service is rendered. Amounts prepaid by customers are deferred and recorded as a liability and then recorded as revenue when the customer utilizes the service. Messaging services customers are being charged on a per minute basis, per fax page or per email. Commissions to agents are accounted as marketing costs for the Company. Management believes that the Company's revenue recognition policies are in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101).

Reclassifications - Certain reclassification of 2003 amounts have been made to conform to the 2004 presentation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reports amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Earnings Per Share - Earnings per share are calculated and reported in accordance with Statement of Financial Accounting Standards No. 128, Earning Per Share ("EPS") ("SFAS 128"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity.

Income Taxes - Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Stock-Based Compensation - The Company accounts for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." All equity-based awards to non-employees are accounted for their fair value in accordance with SFAS No. 123.Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price.

New Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" which, among other things, provides guidance on identifying variable interest entities ("VIE") and determining when assets, liabilities, non-controlling interests, and operating results of a VIE should be included in a company's consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. The additional guidance explains how to identify VIEs and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity. Application of revised FIN 46 is required for public companies with interests in "special-purpose entities" for periods ending after March 15, 2004. The adoption of FIN 46 did not impact the Company's financial statements or disclosures.

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Note 3 - Loan to the Chairman of the Board

The Company has a non-interest bearing loan totaling (pound)275,555 due from its Chairman of the Board. These loans are to be repaid on the following schedule:

                       2004              (pound) 42,889
                       2005                     116,333
                       2006                     116,333
                                        ---------------
                                        (pound) 275,555
                                        ===============


Note 4 - Long-Term Debt and Capital Lease Obligations

The Company had a total of (pound)4,167 in notes payable outstanding at September 30, 2004, of which (pound)3,667 is classified as current and (pound)500 is classified as long term. These notes are with two financial institutions in the United Kingdom, have a final maturity in 2005 and bear interest at the rate of 7.16%.

The Company also leases certain switching equipment in the United Kingdom under capital leases expiring in various years through 2007. The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated productive lives. The effective interest rates on these capital leases vary up to 9.6%.

Minimum future lease payments under capital leases as of September 30, 2004 through maturity of the capital leases are:

                  Year 1            (pound)102,936
                  Year 2            (pound) 65,756
                  Year 3            (pound) 42,979

The Company's 74%-owned Israeli-based subsidiary, Xfone Communication Ltd., has received a credit facility from Bank Hapoalim B.M. in Israel to finance its start-up activities. The credit facility includes a 10 Million NIS (New Israeli Shekel) Bank Guarantee in favor of the Government of Israel, a revolving credit line of 1.0 million NIS and an on call short-term credit line of 850,000 NIS. In addition, the bank made available to Xfone Communication a long-term facility of 3,150,000 NIS to procure equipment. The credit facilities are secured with a cash deposit of $1,000,000, a floating charge on Xfone Communication's assets and personal collateral by the Company's Chairman. In addition, Xfone, Swiftnet Ltd. and H.S.N. Communication Investments Ltd. issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone Communication towards the bank. As of September 30, 2004, a total of (pound)142,627 ($256,557) had been drawn on these facilities and is included in notes payable in the current liabilities section on the balance sheet at September 30, 2004.

NOTE 5 - Shareholders Equity

On February 12, 2004, the Company closed an offering of 986,737 shares of common stock, with 1,136,737 Warrants A and 986,737 Warrants B attached for aggregate proceeds of $2,907,700. Each Warrant A, which is not freely transferable, entitles the owner to purchase one share, until not later than January/February 2009 at an exercise price of $5.50. Each Warrant B, which is not freely transferable, entitles the owner to purchase one share, until not later than the earlier of 10 days after a registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange. The Warrants B are exercisable at an exercise price of $3.50. Xfone sold these shares with attached Warrants A and B to a total of 16 persons and 8 entities. As of September 30, 2004, none of the warrants have been exercised.

The Registration Rights Agreement requires the Company to issue additional shares for no consideration to the participants of the offering under certain conditions. Accordingly, as of November 15, 2004, the Company is obligated to issue an additional 88,980 shares in accordance with this agreement.

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)


Note 6 - Economic Dependency And Credit Risk

Approximately 48% of total revenues in the nine month period ended September 2004, and 53% of total accounts receivable as of September 30, 2004 are derived from an individual customer, Story Telecom.

Note 7 - Acquisition of WS Telecom

On May 28, 2004, the Company entered into an agreement to acquire WS Telecom Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, through the merger of WS Telecom Inc. into its wholly owned subsidiary, Xfone USA, Inc. The terms and conditions of the Agreement provide that:

      1) All of WS Telecom's issued and outstanding capital stock will be acquired and converted into the right to receive from Xfone certain shares of restricted common stock and warrants convertible into shares of common stock;

      2) Xfone will issue a number of shares of its restricted common stock with an agreed market value of $2,200,000, which will be determined using the weighted average price of Xfone's common stock for the ten trading days preceding the trading day immediately prior to the date that the Company and WS Telecom Inc. enter into a Management Operating Agreement;

      3) The weighted average price of the Company's common stock, as referred to above will in no event be less than $3.30 per share or greater than $4.30 per share; and

      4) Xfone will issue a number of warrants with a value of $1,300,000, the value of which was calculated as of the date Xfone and WS Telecom entered into a Management Operating Agreement.

Completion of the acquisition of WS Telecom is subject to certain conditions, including: approval of the acquisition by shareholders, receipt of regulatory approvals, and other customary conditions.

On July 1, 2004, in conjunction with this acquisition, Xfone USA also entered into a management agreement with WS Telecom. The management agreement provides that WS Telecom hires and appoints Xfone USA as manager to be responsible for the operation and management of all of WS Telecom's business operations, including:

      o Personnel - Supervising the current employees and independent contractors of WS Telecom with the authority to hire, discharge and direct personnel for the conduct of the business;

      o Accounting - Supervision and administration of all accounting and the maintenance of all books and records for the business;

      o Contracts - Maintain all existing contracts necessary for the operation of the business and the authority to enter into or renew contract in WS Telecom's name;

      o Policies and procedures - Preparation of all policies and procedures for the operation of the business; and

      o     Budgets - Preparation of all operating, capital or other budgets.

In consideration of these management services, WS Telecom has assigned and transferred as of July 1, 2004 to Xfone USA all revenues generated from the operations of the business and Xfone USA has agreed to pay from the revenues the normal operating, maintenance, administrative and similar expenses of the business. Further, WS Telecom designates Xfone USA as the controlling party of the current operating accounts of the business. In addition, Xfone USA, in its discretion, will have the right to make advances or loans to WS Telecom payable on demand (or if no demand payable in equal quarterly installments of principal and interest) for an amount up to $500,000, with interest at 7% per annum from the date advanced until paid for the payment of any amounts due during the term of the management agreement for any of the "special liabilities" as defined in the management agreement.

--------------------------------------------------------------------------------
                          Xfone, Inc. and Subsidiaries
--------------------------------------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)


Note 7 - Acquisition of WS Telecom (cont.)

The management agreement may be terminated by either party with 30 days notice after December 31, 2004. If the management agreement is terminated by either party (other than for consummation of the acquisition), then the Net Revenue or Net Loss (as defined in the agreement) shall be divided 50% to WS Telecom and 50% to Xfone USA. The Company did not recognize a gain or loss in the third quarter of 2004 related to the management agreement as the impact of the gain or loss would not be material.

The following is certain selected unaudited financial data for WS Telecom as of September 30, 2004 and for the three months then ended. This information is presented in U.S. Dollars, the primary currency of WS Telecom.

Balance Sheet Data -
                                                                As of
                                                          September 30, 2004
         Current assets                                       $   728,940
         Property and equipment, net                          $ 1,247,733
         Total assets                                         $ 2,101,305
         Long-term debt                                       $   377,021
         Total shareholders' equity                           $   419,137

Statement of Operations Data -
                                                     For the Three Months Ended
                                                        September 30, 2004
         Revenue                                              $ 1,358,302
         Cost of sales                                        $   714,553
         Selling, general and administrative                  $   510,000
         Earnings from operations                             $   133,749
         Net income                                           $     9,995

Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

The following discussion provides information that we believe is relevant to our financial condition and results of operations and should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe", "expect", "may", "anticipates", or similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business. The terms "we", "our", or "us" are used in this discussion refer to Xfone, Inc. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

We are a holding company that provides various telecommunications services. Until 2004, we operated entirely through our subsidiary, Swiftnet Limited, a United Kingdom based telecommunications service provider and licensed telecommunication carrier. Through Swiftnet, we sell telecommunication services, including telephony, fax messages, mobile, calling cards, and Internet driven applications, mainly in the United Kingdom and Europe. In addition, Swiftnet provides services and telecom solutions to resellers and partners worldwide.

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd. which is 74% owned by Xfone, Inc. On July 4, 2004 the Ministry of Communications of the state of Israel granted Xfone Communication a license to provide international telecom services in Israel. During the third quarter of 2004, we have been building our network and administrative infrastructure in Israel and intend to begin offering services in Israel during the fourth quarter of 2004.

On May 28, 2004, we entered into an agreement to acquire WS Telecom Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, through the merger of WS Telecom into our wholly owned subsidiary, Xfone USA, Inc. WS Telecom offers a variety of telephony and data products to business and residential customers in the southeastern United States. On July 1, 2004, Xfone USA entered into a management agreement which provides that Xfone USA will provide management services to WS Telecom pending the consummation of the merger.

We also own 40% of Story Telecom Limited, a company based in the United Kingdom that markets and distributes prepaid calling card services that are serviced by Swiftnet's switch and systems. In addition, we own 47.5% of Auracall, Limited, a company based in the United Kingdom that offers a service that permits any individual with a British Telecom line to make international calls at a lower cost and without prepayment for setting up an account with another carrier.

As of September 30, 2004, our functional currency remains the British Pound, even though we also do business in U.S. Dollars and the Israeli New Shekel. Most of our revenues, expenses, assets and liabilities are in British Pounds. We keep a large portion of our excess cash in U.S. Dollars. Throughout this Form 10-QSB, we present certain convenience translations into U.S. Dollars using the exchange rate at September 30, 2004 of (pound)1 = $1.7988. These translations are provided for the convenience of the reader only.

Swiftnet Limited

On October 4, 2000, we acquired Swiftnet Limited which provides comprehensive telecommunication services and products by integrating new and old products, services, and ideas through one website. Swiftnet was incorporated in 1991 under the laws of the United Kingdom. Until 1999, Swiftnet's main revenues were derived from messaging and fax broadcast services. During 2000, Swiftnet shifted its business focus to telephony voice services offering comprehensive support packages to resellers and new services. Utilizing automation and proprietary software packages, Swiftnet's business strategy is to grow without the need of heavy investments and with lower expenses for operations and registration of new customers.

For the nine months ended September 30, 2004, approximately 45% of our revenues were derived from our customers located in the United Kingdom. Our integrated revenue approach led to revenue from each source as described below and is partially driven by the activities of other revenue sources. Our revenues are dependent upon the following factors:

      o     Price competition in telephone rates,

      o     Demand for our services,

      o     Individual economic conditions in our markets, and

      o     Our ability to market our services

Swiftnet has four major types of customers:

      o Residential - These customers either must dial a special 4 digit code and access our switch or acquire a box that dials automatically.

      o Commercial - Smaller business are treated the same as residential customers. Larger businesses' PBX (Telephony system) units are programmed to dial the 4-digit code automatically.

      o Governmental agencies - Includes the United Nations World Economic Forum, and the Argentine and Israeli Embassies in the United Kingdom.

      o Resellers - We provide resellers with our telephone and messaging services for a wholesale price.

Financial Information - As a Percentage of Revenues

                             3 Months ended Sept 30      9 Months ended Sept 30
                                2004         2003            2004       2003
                             -----------------------        -----------------
Revenues                        100%          100%           100%        100%
Cost of sales                   -74%          -68%           -72%        -63%
Gross profit                     26%           32%            28%         37%
Operating expenses:
  Research and development       -1%           --             -1%         -1%
  Marketing and selling         -16%          -15%           -15%        -16%
  General and administrative    -13%          -10%           -11%        -13%
Total operating expenses        -30%          -25%           -27%        -30%
Income (loss) from operations    -4%            7%             2%          8%
Net income (loss)                -3%            5%             1%          6%


Results of Operations

Revenues. Revenues for the nine months ended September 30, 2004 increased by 46% to (pound)7,244,644 ($13,031,666) as compared to the nine months ended September 30, 2003. This increase is attributable to an increase of (pound)2,386,399 in revenues derived from calling cards services, which are primarily generated by our affiliate company, Story Telecom Ltd. Revenues for the three months ended September 30, 2004 increased by 9% to (pound)2,704,934 ($4,865,635) as compared to the same three-month period in 2003. The primary reason for revenue growth for the quarter was the increase in our calling card services, primarily from Story Telecom, Ltd.

Segments of Revenues:

The following table reflects a breakdown of our revenues according to our segments of services during the periods presented:

                                           3 Months Ended                      9 Months Ended
                                      Sept 30           Sept 30           Sept 30           Sept 30
                                        2004              2003              2004              2003
                                     ---------         ---------         ---------         ---------

Telephony and messaging       (pound)1,085,187  (pound)1,311,479  (pound)3,132,265  (pound)3,413,368 services
Mobile phone services                  114,434           150,032           378,759           207,674
Calling card services                1,505,313         1,021,143         3,733,620         1,347,221
                                     ---------         ---------         ---------         ---------
    Total revenue             (pound)2,704,934  (pound)2,482,654  (pound)7,244,644  (pound)4,968,263

The growth in the telephony and messaging services during 2004 is attributable to the increase in the revenues generated by our affiliate company, Auracall Limited. Revenues from our affiliated entities, Story Telecom and Auracall, and the respective percentage of total revenues, are as follows for the periods presented:

                           Quarter ended Sept 30                     Nine Months ended Sept 30
                        2004                  2003                  2004                  2003
                  ----------------      ----------------      ----------------      ----------------
Story Telecom     (pound)1,371,426      (pound)1,010,657      (pound)3,351,619      (pound)1,405,595
Auracall           (pound) 271,436        (pound) 90,697       (pound) 641,335       (pound) 173,198

Story Telecom                  51%                   41%                   46%                   28%
Auracall                       10%                    4%                    9%                    3%

Revenues to Story Telecom increased from 41% of our total revenues in the nine months ended September 30, 2003 to 51% of our total revenues for the nine months ended September 30, 2004 due to gain in calling card market share achieved by Story Telecom since its inception at the end of 2002.

Revenues from Auracall increased from 4% of our total revenues in the nine months ended September 30, 2003 to 10% for the nine months ended September 30, 2004. This increase is attributable to expanded marketing efforts of Auracall combined with more competitive prices offered to users of the service.

We believe that during the remainder of 2004, our current business base in the United Kingdom for the same type of services and customers will continue to generate most of our revenues. However, we plan to continue to offer new services and billing alternatives to strengthen the connection with our registered customers and to enable easy usage of our services with non-registered users.

Cost of Sales. Cost of sales consists primarily of traffic time purchased from other telecommunications companies, depreciation of network equipment, and other related network charges. Cost of sales increased by 66% to (pound)5,181,121 ($9,319,800) for the nine months ended September 30, 2004, from (pound)3,125,852 for the nine months ended September 30, 2003, representing 72% and 63% of the total revenues for the nine months ended September 30, 2004 and 2003, respectively.

For the three months ended September 30, 2004, cost of sales as a percentage of revenues was 74% compared with 68% for the same three month period in 2003. The increase in cost of sales as a percentage of revenues is attributable to the increase in our Story Telecom related revenues. These revenues carry a lower margin and have increased faster than our revenues not related to Story Telecom.

Our cost of sales as a percentage of revenue for all Story Telecom revenues is approximately 94% while the cost of sales as a percentage of revenue for all remaining revenue was 52% for the nine months ended September 30, 2004. If Story Telecom revenues continue to grow faster than our other business segments, our cost of sales as a percentage of revenues will continue to increase. In addition, if market conditions, such as lower prices proposed by competitors in the market, force us to lower the prices that we charge our customers, our cost of sales as a percentage of revenues will increase.

Gross Profit. Gross profit is calculated as total revenues less cost of sales and excludes general corporate expenses, selling and marketing expenses, finance expenses and income tax. For the nine months ended September 30, 2004 and 2003, gross profit was (pound)2,063,523 ($3,711,865) and (pound)1,842,411, respectively. Gross profit as a percentage of revenues decreased to 28% for the nine months ended September 30, 2004 from 37% for the nine months ended September 30, 2003. Gross profit for the three months ended September 30, 2004 was (pound)700,848 ($1,260,685), a decrease of 11% over the same period of 2003. Gross profit as a percentage of revenues for the three months ended September 30, 2004 declined to 26% as compared to 32% for the three months ended September 30, 2003. The increase in lower margin calling card revenue from Story Telecom reduced our gross profit as a percentage during these periods.

Research and Development. Research and development expenses were (pound)33,890 ($60,961) and (pound)29,443 for the nine months ended September 30, 2004 and 2003, respectively, representing less than 1% of our revenues for each period. These expenses consist of labor costs of our research and development manager and other related research costs. Primary research and development projects include the development of our web site and its interconnections, the upgrade of software for our telephone platforms, enhanced billing systems, new messaging services, and the resellers support package.

Marketing and Selling Expenses. Marketing and selling expenses increased by 43% to (pound)1,114,656 ($2,005,043) from (pound)778,468 during the nine month period ended September 30, 2004 as compared to the same period in 2003. The increase in marketing expenses is attributable to the increasing revenues derived from commission related activities, requiring commission payments to resellers. Our agreements with resellers can generally be terminated within a relatively short notice of 7-60 days.

Our largest non-affiliate reseller is Worldnet which generated approximately 8% of our revenues during the nine months ended September 30,2004. Marketing and selling expenses as a percentage of revenues were 15% and 16% for the nine months ended September 30, 2004 and 2003, respectively. For the three months ended September 30, 2004 and 2003, marketing expenses as a percentage of revenues were 16% and 15%, respectively.

For the nine months ended September 30, 2004, we paid commissions to our affiliate company, Auracall, in the amount of (pound)320,235 ($576,039) representing 37% of the total commissions paid during the period as compared with (pound)81,935 in the nine months ended September 30, 2003 representing 12% of the total commissions paid during this period. The increase in the percentage of total commissions is attributable to growth in the revenues generated by Auracall.

General and Administrative Expenses. General and administrative expenses increased to (pound)786,188 ($1,414,195) from (pound)650,410 for the nine months ended September 30, 2004 and 2003 respectively, an increase of 21%. As a percentage of revenues, general and administrative expenses decreased to 11% for the nine months ended September 30, 2004 from 13% for the nine months ended September 30, 2003. The increase in our General and Administrative Expenses is mainly attributable to growth in salaries, benefits and other administrative expenses since we have grown our employee base for the launch of services in Israel.

Income before Taxes. Income before taxes for the nine months ended September 30, 2004 decreased to (pound)150,880 ($271,403) from (pound)384,090 for the nine months ended September 30, 2003. The decrease in income before taxes is attributable to the increase in general and administrative expenses associated with the start-up of operations in Israel and the decline in income from Swiftnet due to increasing commissions to resellers and agents. Loss before taxes as a percentage of revenues was (4)% for the three months ended September 30, 2004 and as compared to Income before taxes of 6% for the three months ended September 30, 2003.

Net Income. Net income for the nine months ended September 30, 2004 decreased by (pound)198,871 ($357,729) to (pound)101,049 ($181,767) as compared to
(pound)299,920 for the nine months ended September 30, 2003. Net income as a percentage of revenues was 1% and 6% for the nine months ended September 30, 2004 and 2003 respectively. Net loss for the three months ended September 30, 2004 was ((pound)72,879) as compared with net income of (pound)127,385 for the same period of 2003. These decreases are due to the increase in general and administrative expenses in Israel as we prepare for the commencement of commercial operations in Israel in the fourth quarter of 2004 and the increasing commissions to resellers and agents in the United Kingdom.

Earning per share. The earning per share of common stock for the nine months ended September 30, 2004 was (pound)0.02 for the basic weighted average 5,942,332 shares and (pound)0.01 for diluted weighted average 8,211,894 shares. The diluted weighted shares include the options and warrants to buy 2,623,474 shares. Earnings per share for the nine months ended September 30, 2003 was (pound)0.06 for the basic weighted average 5,089,286 shares and (pound)0.05 for the diluted 5,589,286 shares. Loss per share for three months ended September 30, 2004 was (pound)0.01 for the basic 6,109,655 average weighted shares and (pound)0.01 for 8,733,129 diluted average weighted shares. Earning per share for the same period in 2003 was (pound)0.02 for basic and diluted number of shares.

Liquidity and Capital Resources

Total cash on hand at September 30, 2004 was (pound)961,442 ($1,729,442) as compared with (pound)1,445,794 at June 30, 2004 and (pound)977,008 at December 31, 2003. Since December 31, 2003, our operations have used a net cash amount of (pound)780,186 ($1,403,399), primarily from the growth in accounts receivable related to calling card services in the United Kingdom. Cash used in investing activities totaled (pound)723,963 ($1,302,265) during the nine-month period ending September 30, 2004 representing expenditures in Israel and the United Kingdom for switch and other telecommunications equipment. During the first nine months of 2004, we spent (pound)420,286 for telecommunications equipment, primarily switch equipment, related to the startup of operations in Israel. Financing activities generated total cash proceeds in the amount of (pound)1,488,583 ($2,677,664) in the first nine months of 2004. This amount includes net proceeds of approximately (pound)1,376,889 from the issuance of common stock in the private placement in the first quarter of 2004.

During January and February 2004, we completed a private placement in which we raised gross proceeds of approximately (pound)1.6 million. Net new cash proceeds of the financing, approximately (pound)1.4 million, have been used or are expected to be used in the future for general working capital and/or investment in equipment and/or for acquisitions and/or business development.

We intend to continue to finance our operations in the United Kingdom and fund the current commitments in the United Kingdom for capital expenditures mainly from the cash provided from the operating activities of Swiftnet. In the United States, once the acquisition of WS Telecom is completed, we intend to fund any cash requirements for this entity from the cash generated by operations of WS Telecom and from our cash reserves.

In Israel, we anticipate that this 74%-owned subsidiary will require approximately (pound)1.1 million ($2.0 million) in cash to fund its start-up costs, capital expenditures and initial operating losses in 2004 and 2005. Our Israel based subsidiary, Xfone Communication Ltd., received a credit facility from Bank Hapoalim B.M. in Israel to finance its activities. The credit facility includes a 10 Million NIS (New Israeli Shekel) Bank Guarantee in favor of the Government of Israel, a revolving credit line of 1 million NIS and an on call short-term credit line of 850,000 NIS. In addition, the bank made available for Xfone Communication a long-term facility of 3,150,000 NIS to procure equipment. The credit facilities are secured with a cash deposit of $1,000,000, a floating charge on Xfone Communication's assets and personal collateral by our Chairman. In addition, we, Swiftnet Limited and H.S.N. Communication Investments Ltd. issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone Communication towards the bank. As of September 30, 2004, a total of (pound)142,627 ($256,557) had been drawn on these facilities and is included in notes payable in the current liabilities section on the balance sheet at September 30, 2004.

We believe that our future cash flow from operations together with our current cash and available credit facilities will be sufficient to finance our operations through 2005. However, we may consider raising additional capital through a public or private placement to fund possible acquisitions and business development activities.

Impact of Inflation and Currency Fluctuations.

As of September 30, 2004, our functional currency remains the British Pound Sterling. However, we also do business in U.S. Dollars and the Israeli New Shekel. Most of our revenues, expenses, assets and liabilities are in British Pounds. We keep a large portion of our excess cash in U.S. Dollars.

A devaluation of the British Pound in relation to the U.S. Dollar will have the effect of decreasing the U.S. Dollar value of all assets or liabilities that are in British Pounds. Conversely, any increase in the value of the British Pound in relation to the U.S. Dollar has the effect of increasing the U.S. Dollar value of all British Pounds assets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Xfone is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes on its investments and debt. As of September 30, 2004, investments consisted primarily of institutional money market funds. As the Company's investments are all short-term in nature and all our long-term debt and capital lease obligations are at relatively short terms. Management believes the carrying values of the Company's financial instruments approximate fair values. Xfone does not currently utilize any currency or interest rate derivatives.

ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2004, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Principal Executive Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2004.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2004, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits and Index of Exhibits

      Exhibit No.       Description
      -----------       -----------
        31.1            Rule 13a-14(a) Certification of Chief Executive Officer

        31.2            Rule 13a-14(a) Certification of Chief Financial Officer


        32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)    Reports on Form 8-K

On October 4, 2004, we filed a Current Report on Form 8-K disclosing three separate agreements. The first agreement was a September 28, 2004 Voting Agreement between Abraham Keinan, our Chairman of the Board, Guy Nissenson, our Chief Executive Officer, and Campbeltown Business, Ltd., a related party consultant, in which all parties agreed to vote any shares of our common stock only in such manner as previously agreed by all parties.

The second and third agreements disclosed in the October 4, 2004 Current Report on Form 8-K were Novation Agreements whereby all rights and obligations of The Oberon Group related to a November 24, 2003 Finders Agreement and a February 12, 2004 mergers and acquisitions agreement were transferred to Dragonfly Capital Partners, LLC, a securities broker-dealer registered with the Securities and Exchange Commission and the National Association of Security Dealers.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2004                XFONE, INC.


                                        By:   /s/ Guy Nissenson
                                        ---------------------------------------
                                              Guy Nissenson
                                              Chief Executive Officer


                                        By:   /s/ Tommy R. Ferguson
                                        ---------------------------------------
                                              Tommy R. Ferguson
                                              Chief Financial Officer