Form 10KSB
period 2004-12-31
XFONE INC
filed 2005-03-31
CIK 1126216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

COMMISSION FILE NUMBER 333-67232

XFONE, INC.
(Name of small business issuer in its charter)

Nevada	11-3618510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Swiftnet Ltd. Britannia House
960 High Road
London, United Kingdom N12 9RY
(Address of principal executive offices) (Zip Code)

011.44.845.1087777
(Registrant’s telephone number, including area code)

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $5,706,156 as determined by the closing price of $3.05 on March 30, 2005.

The issuer’s revenues for its most recent fiscal year were 11,330,116 United Kingdom Pounds ($21,867,124).

As of March 30, 2005, there were 6,220,871 shares of our common stock issued and outstanding.

We have incorporated by reference, our Form SB-2 Registration Statement and all amendments thereto.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

XFONE, INC.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS

We are a holding company provider of international voice and data communications services with operations in the United States, United Kingdom and Israel that offers a wide range of services that include: local, long distance and international telephone services, prepaid and postpaid calling cards; cellular services; VOIP services; reselling opportunities; and email and fax broadcasting services. We serve customers in 75 countries across Europe, Australia, North America, South America, Asia and Africa. As of December 31, 2004, approximately 75% of our revenues were derived from our customers located in the United Kingdom; however, due to a consummated merger that we have with a United States based entity as of March 10, 2005, and our telecom license to conduct business in Israel and launch of international telecommunication services since the middle of December 2004, we expect that this percentage will decrease due to more of our business being conducted in the United States and Israel.

On October 4, 2000, we acquired Swiftnet Limited which had a business plan to provide comprehensive telecommunication services and products by integrating new and old products, services and ideas through one website. Swiftnet was incorporated in 1990 under the laws of the United Kingdom. Until 1999, the main revenues for Swiftnet were derived from messaging and fax broadcast services. During the year 2000, Swiftnet shifted its business focus and our focus has remained in telephony voice services offering comprehensive support packages to resellers and new services. Utilizing automation and proprietary software packages, Swiftnet’s strategy is to grow without the need of heavy investments and with lower expenses for operations and registration of new customers. Swiftnet is our wholly owned subsidiary.

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd. On July 4, 2004 the Ministry of Communications of the State of Israel granted Xfone Communication a license to provide international telecom services in Israel. We started providing services in Israel through Xfone Communication as of December 2004. On March 24, 2005 the subsidiary changed its name to Xfone 018 Ltd. The subsidiary is owned 69% by us, 26% by Newcall Ltd., and 5% by Margo Sport Ltd.

On May 28, 2004, we established Xfone USA, Inc. which was incorporated in the State of Mississippi especially for the purpose of becoming the surviving corporation upon the consummation of the merger with WS Telecom, Inc. We are the sole shareholder of Xfone USA, Inc.

On May 28, 2004, we entered into an agreement and plan of merger to acquire WS Telecom Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. through the merger of WS Telecom with and into our wholly owned subsidiary Xfone USA, Inc. This agreement and plan of merger was consummated on March 10, 2005. Headquartered in Jackson, Mississippi, WS Telecom (d/b/a/ eXpeTel) is a telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system. eXpeTel provides residential and business customers with high quality local and long distance services, as well as cable television and high speed Internet services to planned and multi-dwelling apartment communities in Mississippi, Alabama, Louisiana, Florida and Georgia. eXpeTel’s integrated multi-media services, combining digital voice, data and video over third-generation broadband infrastructure, are available to customers on a single itemized bill.

On July 1, 2004, XFONE USA entered into a management agreement with eXpeTel which provided that Xfone USA provide management services to eXpeTel pending the consummation of the merger. The management agreement provided that all revenues generated from eXpeTel’s business operations will be assigned and transferred to Xfone USA. The term of the management agreement commenced on July 1, 2004 and continued until the consummation of the merger on March 10, 2005.

Our Principal Services and their Markets:

Although we have our own switches which connect to other telephone operators, our long distance voice and data communications services require the services of other telephone operators that operate switches that are electronic devices that receive calls from customers on one side and move them on to their destination on the other side. We use the network switching and transport facilities of long distance providers in which calls are transferred either by more established large telephone operators or smaller telephone operators. The more established large telephone operators typically provide a better quality of communications, such as better sound, less interference, and less sudden disconnections. However, the large telephone operators are more expensive compared with small telephone operators that have lower cost prices, but typically less service quality in these areas.

In the United States and United Kingdom we operate a live customer service center that operates 24 hours a day, 7 days a week. Our customer service center in Israel operates 24 hours a day, 6 days a week.

In 2004, we provided through our United Kingdom operations the following telecommunication services:

•	Indirect telephone service: Using a four digit access code we resell telephone services provided by other carriers or through the use of our own platform. This four digit access code is used so that that people in Great Britain can dial in order to reach certain other carriers. This enables us to take calls originated by customers and route them to different destinations.

•	PIN access using 0800 free numbers: Using 0800 free numbers and PIN access codes for client identification, our customers can call from almost any phone, including British Telecom pay phones, to access our platform and make calls to any destination.

•	Mobile access using 0800 free numbers: This service is similar to our PIN access service but uses mobile telephone devices. The identification of the client is automatic and PIN identifier numbers are not required.

•	Email to Facsimile service: Our Email2Fax service allows customers with an Internet Email account to send facsimiles at a discounted cost. The email arrives at our Internet server that we send via facsimile through high-speed facsimile modems to the proper destination. We issue a confirmation every 15 minutes indicating: (a) all successful or failed facsimile transmissions; and (b) a complete list of transmissions, including date and time of delivery, destination number, pages, duration, subject, and answerback of the transmission. Email2Fax will send a facsimile based on a pre-defined table of retries. If a facsimile does not go through within the pre-defined time, Email2Fax will cancel the facsimile and a report of the failed transmission will be included in the next status report.

•	Print to Facsimile service: Similar to our Email2Fax service, anyone with Windows 95 / XP and an Internet browser will be able to utilize our Print2Fax service to send a facsimile through their printer driver, usually at a discounted cost. Using any Windows application that supports printing, the user selects the printer driver to receive a dialog box that allows entry of: (a) the recipient name and fax number (including multiple recipients, sent directly “To” or copied “CC”; (b) the sender’s name; and (c) the subject.

•	Facsimile to Email or Cyber Number: This service allows the user to receive facsimile messages directly to an email address through the use of a personal identification number.

•	Facsimile Broadcast: This service enables our business customers to quickly send thousands of facsimiles to various destinations.

•	Nodal Services: This service enables our business customers to use a small platform located in their respective country, to establish their own messaging services within that country, including sending and receiving customer facsimiles.

•	Auracall: This is a service that was introduced in approximately March 2002, which permits any individual with a British Telecom line to make international calls at a lower cost and without prepayment for setting up an account with another carrier. The Auracall service can be accessed by any business or residential user through our website at www.auracall.com. When customers need to make an international or national call they can dial the appropriate designed number for that country and save on calling rates over the current British Telecommunications published rates by gaining access to our switch and providing savings on a per minute basis.

•	Story Telecom: Initiates, markets and distributes prepaid calling cards that are served by our switch and systems. Story supplies the prepaid calling cards to retail stores through its network of dealers. The calling card enables the holder to call anywhere in the world by dialing a toll free number from any telephone that routes the holder’s call to our Interactive Voice Response System that automatically asks for the holder’s private pin code, validates the code dialed by the customer, and tells the credit balance of the card. The holder is then instructed to dial to his or her desired destination, at which time our Interactive Voice Response System tells the holder how long he or she can speak according to the balance on the card and what the cost per minute is. The holder of the card can use the card repeatedly until the balance is zero.

•	International Toll Free Calling Card Service: We began offering international toll free calling card service in approximately June 2002 from the United States, Canada, France, Germany, Greece, Israel, Chile, Columbia, Japan, Thailand, Hong Kong, Indonesia, Australia, New Zealand, Belgium, Netherlands, Austria, Italy, Switzerland, Spain, Poland, Hungary, Ireland, Norway, Philippines, South Korea and Sweden.

•	Internet Based Customer Service and Billing Interface: In June 2002, we completed the creation of our Internet based customer service and billing interface at www.xfone.com, which includes on-line registration, full account control, and payment and billing functions and information retrieval.

In 2004, our new database, which is the core of our client maintenance and billing system, became fully operational. This new database gives us daily access to sales and profitability per client and enable us to check carrier rates on a daily basis.

•	Carrier Pre Select Service: British Telecom is our main local service provider that manages our local telecom related infrastructure, which represents the lines from our customers to our switch. Therefore, when a customer dials “00” for international access, the call, by default, is channeled through British Telecom, and the customer pays British Telecom for that call. Prior to offering our Carrier Pre-Select Service, the customer would have to dial a special four digit code in order that British Telecom would address the call to our switch. Because many businesses and customers prefer not to dial a special code, we either programmed the customer’s switchboard or installed a special add on box so that when dialing “00", it dials our four digit code. This need for this process was eliminated for customers that choose to register for our pre select service offered to our existing as well as our new customers without any additional charge. We initiated this service in October 2003. With this service, we instruct our main local service provider, British Telecom, to route the customer’s telephone number when the customer dials “00” to our switch, so to Swiftnet, which allows customers to route their telephone calls through a carrier without dialing a special 4 digit access code, and without our having to program an existing switchboard or install a smart box. For instance, if our customers want to dial the United States, they can dial the standard 011, rather than having to also dial a special 4 digit access code.

•	Residential Packages: In 2004 we launched our new inclusive residential packages where clients are able to make unlimited calls to United Kingdom landlines for a fixed monthly payment. With this residential package, clients have a choice, with different monthly payments, to have these unlimited calls at the evening and weekend only, or also including daytime. United Kingdom national calls, especially during the evening and weekend, have a very low cost to us, and in monetary terms represent a small portion of an average phone bill. The major cost of a typical bill comprises calls to mobiles, calls to non-geographic numbers (0845 and 0870), and international calls, for which we will of course charge our normal rates.

•	Connections to the Vodafone Network: For the last two years, we have offered our clients mobile connections to the network of “O2", a provider of mobile services, where we bill client’s mobile calls on the same bill as their fixed line calls. In 2004, we also started offering our clients mobile connections to the network of “Vodafone”, another provider of mobile services.

Discontinued Service:

From approximately 1990 until January 2002, we offered an Email2telex service which allowed a user with an Internet email account to send telexes to anywhere in the world at a discounted cost. In January 2002, we discontinued offering this service due to low demand.

Our Platforms:

A platform generally could be any personal computer with telecommunications applications, such as calling cards and transferring call applications. In the United Kingdom, we operate the following platforms in our business:

•	Telesis Switch that enables us to interconnect with other telephone carriers;

•	Calling cards and prepay platforms that enable us to use voice prompts and to accept pin numbers; and

•	Messaging platform that manages facsimile broadcasts and messaging applications.

Revenues:

In 2004, our revenues were derived from the following:

•	52% from our telephone minute billing plus messaging services, including facsimile, nodal and e-mail related services.

•	44% from our calling cards services; and

•	4% from our mobile phone services.

Discount Telephone Rates:

As indicated below, some of our services in the United Kingdom offer discount rates compared to some other telecom operators, such as United Kingdom’s largest telecom operator, British Telecom. For instance:

•	For a call from the United Kingdom to the United States, we charge 3 United Kingdom pence per minute while British Telecom charges 17.8 to 20.1 United Kingdom pence per minute;

•	For a call from the United Kingdom to Australia, we charge 3 United Kingdom pence per minute while British Telecom charges 33.3 to 41.7 United Kingdom pence per minute.

This information was obtained from our website at www.xfone.com and British Telecom’s website at www.serviceview.bt.com. We have many competitors, however, that also offer discounted rates.

Our Customers:

In 2004 we had four major types of customers:

•	Residential — These customers either must dial a four digit access code or acquire a box that dials automatically.

•	Commercial — Smaller businesses are treated the same as residential customers. Larger businesses have the need for a Private Branch Exchange Unit, otherwise known as a PBX Unit, which is a centralized answering and calling System also known as a switchboard. We program the PBX Unit of our customers so that all of their calls are routed to us directly, and to save the customer the need to dial a four digit access code.

•	Government Agencies — Includes the United Nations World Economic Forum, the Argentine Embassy, and the Israeli Embassy.

•	Resellers, such as WorldNet and VSAT — We provide them with our telephone and messaging services for a wholesale price. For WorldNet, we also supply the billing system.

Our Billing Practices:

In the United Kingdom we charge our customers based on usage by full or partial minutes. Our rates vary with distance, duration, time, and type of call, but are not dependent upon the facilities selected for the call transmission. The standard terms for our regular telephone customers require that payments are due 21 days from the date of the invoice. Our supplier’s standard terms are payment within 30 days from invoice date; however, some new suppliers ask for shorter payment terms.

Divisions:

In 2004 we operated the following divisions:

•	Partner Division — Our Partner Division operates as a separate profit center by attempting to recruit new resellers and agents to market our products and services and to provide support and guidance to resellers and agents.

•	Operations Division — Our Operations Division provides the following operational functions to our business: (a) 24 hour/7 day a week technical support; (b) inter-company network; (c) hardware and software installations; and (d) operating switch and other platforms.

•	Administration Division — Our Administration Division provides the billing, collection, credit control, and customer support aspects of our business.

•	Research and Development — The function of our Research and Development Division is to develop and improve our billing system, switch and telephony platforms, websites and special projects.

•	Retail — Our Retail Division is responsible our marketing and selling campaigns that target potential and existing retail customers.

Geographic Markets:

Our primary geographic markets are the United States, the United Kingdom and Israel. We also have customers in Angola, Australia, Austria, Bangladesh, Belgium, Benin, Brazil, Bulgaria, Congo, Croatia, Cyprus, Czech Republic, Denmark, Egypt, Finland, France, Germany, Gibraltar, Greece, Guinea, Hong Kong, India, Indonesia, Iran, Irish Republic, Italy, Ivory Coast, Japan, North Korea, South Korea, Kuwait, Latvia, Lebanon, Liberia, Lithuania, Malawi, Malaysia, Maldives Isles, Mauritius, Nepal, Netherlands, New Zealand, Niger, Nigeria, Norway, Oman, Pakistan, Panama, Philippines, Poland, Portugal, Qatar, Russia, Saudi Arabia, Sierra Leone, Singapore, Slovak Republic, South Africa, Spain, Sri Lanka, Sweden, Switzerland, Taiwan, Tanzania, Thailand, Togo, Turkey, U.A.E, Uganda, and Vietnam.

Our Distribution and Marketing Methods:

In 2004 we used the following distribution methods to market our services:

•	We actively recruited independent contractor agents and resellers who purchase telephone traffic directly from us at an approximately 25% discount, and who then resell this telephone traffic to their customers at a mark-up according to their own price lists;

•	We used direct marketing, primarily by facsimile broadcasts and newspaper advertisements;

•	We utilized agents that sell our services directly to customers at our established prices; these agents receive a commission of approximately 10% of the total sale amount less any bad debts;

•	We attended telecommunications trade shows in the United Kingdom to promote our services;

•	We utilized the Internet as an additional distribution channel for our services. We utilized Xfone.com as our brand name for our new e-commerce telecommunications operations.

In the United Kingdom we do not have in-house sales personnel.

Future Business Plans for 2005 – United Kingdom

Our future business plans for 2005 include possibly accelerating our program of recruiting resellers and agents, promoting additional services, purchasing new equipment and technology, attempting to negotiate lower rates with carriers, upgrading our database, and creating new marketing initiatives.

Recruitment

We plan to accelerate our program of recruiting resellers and agents during 2005, as follows:

•	advertising in telecoms trade publications;

•	an on-going targeted email campaign supported by telephone marketing by our in-house staff to potential re-sellers who have been identified as ideal candidates to become reseller partners;

•	should our reseller base increase, we will employ account managers whose job will be to manage their own group of newly recruited resellers; account managers will receive a fixed salary and performance related bonuses and will report to our Director of Sales and Marketing; and

•	senior sales personnel will be recruited to sell our fixed line and mobile services to the corporate market; we will emphasize to potential corporate clients, our combination of low cost high quality fixed line telephony together with a range of competitively priced mobile price plans.

Wholesale Line Rental

We are now able to take over British Telecom’s BT line, which is the telephone line supplied by British Telecom that connects the client with the national telephone network. We purchase the BT line at wholesale rates and then resell the line to our clients. We will bill our customers with one bill for their telephone line and their calls. This gives us complete control of the client, who only has one place to go to order additional lines and services, as well as calls. This also gives us the opportunity to offer bundled packages which for a fixed amount per month will offer line rental, a mobile phone handset, and inclusive mobile and fixed line minutes.

There are two additional advantages in offering line rental:

•	Line rental agreements are for a minimum of 12 months, which obligate our clients to this length of time in connection with the fees that we charge for their telephone calls; and

•	As we will own the line, we can terminate service for clients if they are late in paying their bills, so we have greater leverage in ensuring that clients pay on time.

Carriers and Negotiating Lower Rates

Our increased sales in 2004 have enabled us to negotiate significantly lower rates with the carriers we use to carry our international call traffic, which gives us the opportunity to increase our margins or offer significant reductions to secure deals with major clients. If our sales increase, we will continue to negotiate for lower rates.

Material Agreements:

RESELLER AGREEMENTS

The following agreements represent our principal reseller agreements in 2004.

Worldnet Reseller Services Agreement

Our wholly owned subsidiary, Swiftnet, Ltd., has a March 8, 2000 reseller agreement with Worldnet Global Communications, Ltd., which is located in London, United Kingdom. In this agreement, Worldnet agrees to sell the telecommunications services supplied by Swiftnet and to use its best endeavors to promote Swiftnet’s services, but agrees not to refer directly or indirectly to Swiftnet or use any of Swiftnet’s trade names or literature or hold it out to be in any way connection to Swiftnet. The agreement further provides that Swiftnet reserves the right to reject any customer and the right to use any carrier and/or subcontractor to perform some or all of its obligations. Swiftnet may without prejudice terminate the agreement immediately by serving written notice to the reseller if Worldnet becomes Insolvent or fails to make any payment when due under the agreement after having received 7 days written notice to do so from Swiftnet. Worldnet may terminate this agreement immediately by serving written notice on Swiftnet if Swiftnet becomes Insolvent or its license is revoked or altered so that it is not permitted by law to provide the services.

Story Telecom Ltd. Agreement

Our subsidiary, Swiftnet, owns a 40% interest in Story Telecom Ltd. This 40% interest was conveyed to Swiftnet in accordance with the terms of a September 30, 2002 agreement. The parties to the agreement, us, Swiftnet, and Mr. Nir Davison who is the Managing Director of Story Telecom, Ltd, agreed to establish a joint business to develop, sell, market, and distribute telecommunications products bearing the name of Story Telecom Ltd.

Under the agreement, Swiftnet will supply Story Telecom Ltd. with:

(a)	Cost plus 6% prices (to cover certain costs) with the base cost plus percentage for the first three months of operations at 4%;

(b)	Its technological backbone, which includes Swiftnet’s hardware and software capabilities, including its switch and billing system;

(c)	Technical help service (24 Hours/7 Days a week); and

(d)	Use of relevant software and hardware, including switch, billing, and an Interactive Voice Response System. An Interactive Voice Response System is a voice recognition system that allows the customer to listen to the amount of minutes remaining on an individual’s calling card and dial a desired telephone number without the need for an operator.

Under the agreement, Nir Davison will supply Story Telecom Ltd. with the following:

(a)	Marketing and sales;

(b)	Distribution channels; and

(c)	Management in which Nir Davison will function as the Managing Director of Story Telecom Ltd.

In addition, the agreement provides that Nir Davison will have the right to receive options to purchase our shares of common stock if by September 2003, the Story Telecom project meets the sales and profit formula specified in paragraph 28 of the agreement. Because Story Telecom failed to meet the sales and profit criteria, on September 30, 2003, the right for the options was cancelled.

Separate and apart from this agreement, because Story Telecom achieved growth since its inception, which has enabled us to attain certain achievements in our business plan, our Board of Directors issued a resolution on September 3, 2003 which provided that we or our major shareholders, Mr. Keinan, who is our Chairman of the Board, Vision Consultants, an affiliated entity, and Campbeltown Business Ltd., also an affiliated entity, in order to provide an incentive to Mr. Davison and to enhance his loyalty to us, will grant him options to purchase 500,000 shares of common stock. The September 3, 2003 resolution further provides that these major shareholders have the first right to sell to Mr. Davison their own shares or a portion of them at the same terms, rather than our issuing such shares. Immediately after the September 3, 2003 resolution was passed, the major shareholders, Vision Consulting and/or Abraham Keinan and/or Campbeltown Business, Ltd., notified Mr. Davison and us that they decided to exercise their first right by granting Mr. Davison the options to purchase the 500,000 shares from their own shares of our common stock. Therefore, as of the date of this notice we were no longer under the obligation to grant an option or issue shares of common stock to Mr. Davison under this resolution.

Newco Agreement

Our wholly owned subsidiary, Swiftnet, Ltd., has an October 16, 2001 agreement titled “Formation of Newco” which became Auracall Limited. The agreement provides that Dr. Nissim Levy and Swiftnet, will establish a company, Newco, for the purpose of developing telecommunication business based on non-geographic numbers, which are identified in the agreement as using Swiftnet premium numbers bands for customers to call international or national destinations paying British Telecom directly while British Telecom pays Newco through Swiftnet. Swiftnet premium numbers bands are special numbers, such as “0870” that Switftnet can provide for Auracall’s customers to call international or national destinations in which such customers pay British Telecom directly while British Telecom pays Swiftnet and Swiftnet pays Auracall. The agreement further provides that:

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

In May 2002, Swiftnet exercised its option to receive 50% of the shares of Auracall and both Swiftnet and Dr. Levy agreed to give 5% of Auracall’s shares to Mr. Kirschner; therefore, the shares of Auracall were allocated as follows:

(a)	Swiftnet, Ltd — 475 shares, representing 47.5% of Auracall’s shares;

(b)	Dr. Nissim Levy — 475 shares, representing 47.5% of Auracall’s shares; and

(c)	Dan Kirschner, acting as Auracall’s Managing Director — 50 shares, representing 5.0% of Auracall’s shares.

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

Kirschner and Swiftnet agreed to accept the following conditions which were affirmed in the original agreement between Dr. Levy and Swiftnet:

a)	Any increase in Auracall’s budget will require the approval of Kirscher and Swiftnet;

b)	Swiftnet will provide cost plus prices as well as management advice and technical support. Swiftnet will sell the service to Auracall and will be responsible for the technical side. Swiftnet undertakes to exhibit to Auracall all licenses, price lists, or other permissions/documents necessary for the operation of its business;

c)	Any decision about payments of loans, dividends, salaries, grants or similar expenses will have to be decided by the board of directors with veto rights to both sides;

d)	Auracall will receive ten percent of the paid turnover of customers that it will introduce to Swiftnet, except for mobile phones where the percentage will be seven;

e)	Auracall will have the right to sell other services and products that Swiftnet offers or will offer in the future for the best wholesale price available;

f)	Auracall’s board of directors will be comprised of 4 members: 2 nominated by Swiftnet and 2 by Mr. Kirschner;

g)	Auracall will operate according to an agreed business plan and decide on each investment and expense based on the viability of the opportunity; and

h)	Both parties will make available their contacts, connections and influence for the success of Auracall.

The agreement further provides that once the current agreement between Swiftnet and Dr. Levy concerning the payout of profits to cover debt/investments is fulfilled, Kirschner’s salary will be reinstated to 50,000 pounds and Swiftnet will receive 24,000 pounds as management/consultancy fees. Further salary/fees will be agreed together mutually.

The agreement further provides that as a bonus, Auracall will issue to Mr. Kirschner further shares from treasury to the level that Mr. Kirschner will hold 67.5% of Auracall and Swiftnet will hold only 32.5% of Auracall.

This bonus is subject to the following pre-conditions:

(a)	Mr. Kirschner will purchase from Dr. Levy his shares of Auracall.

(b)	Mr. Kirschner will still act as Auracall’s Managing Director.

(c)	Mr. Kirschner will hold no less than 40% of Auracall’s shares.

(d)	Auracall will reach a monthly turnover of 150,000 pounds within two years from the date that the arrangement between Swiftnet and Dr. Levy will be finalized.

The agreement between Mr. Kirschner and Swiftnet also provides that it will take effect only after the arrangement between Mr. Kirschner and Dr. Levy will be finalized.

In January 2004, Dr. Levy sold all of his 475 shares to Mr. Dan Kirschner. Therefore, Mr. Kirschner now owns 52.5% of Auracall’s shares and Swiftnet owns 47.5% of Auracall’s shares.

SUPPLIER AGREEMENTS

The following represent material supplier agreements:

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

Open Air Agreement

Swiftnet had an April 2, 2003 agreement with Easyair Limited which is located in London, United Kingdom, and is otherwise known as Openair. In this agreement, OpenAir agrees to sell and Swiftnet agrees to purchase goods and services that Swiftnet orders according to OpenAir’s price list. In practice, this price list has changed on a daily or weekly basis. OpenAir reserves the right, by written notice to Swiftnet, to increase the price of goods or services to reflect any increase in OpenAir’s cost. Swiftnet is required to pay OpenAir’s invoices within 45 days of the date of the invoice. If Swiftnet fails to pay the invoice within that 45 day period, OpenAir may charge Swiftnet interest on the outstanding amount at 4% per annum of the Yorkshire Bank Plc base rate and may suspend delivery of goods and services. The agreement further provides that Swiftnet is required to perform certain obligations to OpenAir, including: (a) use its reasonable endeavors to promote the resale of goods and services to customers; (b) conform and adhere to OpenAir’s manual for the soliciting and processing of orders from customers; (c) inform OpenAir of any changes in Swiftnet’s ownership or organization or methods of doing business which might affect the performance of or financial ability to comply with Swiftnet’s obligations under the agreement; and (d) cooperate fully with OpenAir to resolve any complaints from customers. Swiftnet and OpenAir are required to use their best endeavors to keep secret and confidential all confidential information. The terms of the agreement is one year and continues thereafter unless written notice is provided. This agreement was terminated by OpenAir on November 2004, of due to change in ownership.

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

Teleglobe International Agreement

Swiftnet has a May 13, 1996 agreement with Teleglobe International (United Kingdom) Ltd., a company located in London, England. In this agreement, Swiftnet and Teleglobe agree to connect and keep connected their respective telecommunication systems allowing Swiftnet to convey international outbound calls via Teleglobe. Teleglobe agrees to convey calls received from Swiftnet’s telecommunications system to the telephone number called or to another telecommunications system connected to Teleglobe’s system. The term of the agreement is for an initial term of 6 months and continues in effect unless terminated in writing by Swiftnet or Teleglobe by giving notice of not less than 6 months. The rates payable by Swiftnet to Teleglobe may vary upon thirty days written notice to Swiftnet. The billing of the services is based on the total call seconds per month per destination. Teleglobe and Swiftnet are required to keep in confidence all confidential information. Teleglobe and Swiftnet may terminate the agreement without prejudice to the other party by written notice in the case of a material breach of the agreement, any license of either party is revoked or is terminated, or if there is an arrangement or composition with creditors generally or by a court application or bankruptcy order.

On October 10, 2004, we entered into a guaranty agreement with Teleglobe. This guaranty agreement provides that we shall guaranty all obligations Swiftnet has to Teleglobe under the May 13, 1996 agreement.

ITXC Corporation Services Agreement

Swiftnet has a February 20, 2003 agreement with ITXC Corporation, a Delaware corporation, in which ITXC at its sole cost, is required to purchase and furnish to Swiftnet equipment necessary to assist it in the performance of Switfnet’s telecom services, including IP telephony gateways. ITXC is also required under the agreement to provide Swiftnet with remote management, maintenance, operation and support of the ITXC equipment. ITXC is required to route subscribers Internet Telephony to be routed over ITXC.net. The current ITXC prices for exchange rates are to be provided by Swiftnet by written notice and ITXS has the sole discretion in setting the rates.

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

Energis Communications Ltd. Agreement

On November 30, 2004, Swiftnet Ltd. entered into an agreement for Energis Communications Ltd. to provide services to Swiftnet. In turn, we have agreed to guarantee the obligations of Swiftnet to Energis by executing a Deed of Guarantee on January 21, 2005 whereby we are liable in full for all amounts owed by Swiftnet to Energis for services provided.

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

PUBLIC RELATIONS AND INVESTOR RELATIONS AGREEMENTS

Portfolio PR Agreement

On December 23, 2003, we executed an agreement with Portfolio PR, Inc., to provide us with public relations and investor relations services. On April 23, 2004, we canceled our agreement with Portfolio PR Inc. “for cause”. In July 2004, Portfolio PR agreed to receive from us a total of $14,209.09 in cash and 3,000 shares of our Common stock as total and final consideration and further agreed that we would have no further obligation to pay it any additional cash, shares, warrants, or any other consideration in connection with this agreement.

Elite Financial Communications Group Agreement

On November 16, 2004, we executed an agreement with Elite Financial Communications Group, LLC to provide us with public relations and investor relations services. Elite has been compensated by us in cash and/or stock and is receiving compensation that includes $90,000 payable in monthly installments of $7,500, subject to increase to $10,000 per month, upon us becoming listed on a major U.S. exchange. In addition, Elite is entitled to receive a warrant to purchase up to 125,000 common shares of our common stock exercisable as follows: 62,500 common shares exercisable at $5.10 per share and 62,500 common shares exercisable at $6.80 per share. The common shares underlying the warrants are restricted pursuant to Rule 144 and are subject to piggyback registration rights for resale by Elite on the first applicable Registration statement filed by us with the U.S. Securities and Exchange Commission. The term of this agreement is for twelve months. However, we retain the right to terminate this agreement at any time and for any reason, at our sole discretion.

FINDERS AGREEMENT

November 24, 2003 Agreement with The Oberon Group, LLC.

We have a November 24, 2003 Finders Agreement with The Oberon Group, LLC, which is identified in the agreement as a “Finder”. The agreement provides that in consideration for The Oberon Group introducing an investor to us which culminates in the execution of a partial acquisition/investment/financing agreement, we agree to compensate it with a cash fee equal to 8% of the total transaction value in cash as well as 8% of the total transaction value in warrants priced at 100% of the market at closing. The term of the agreement is 6 months and will be automatically renewed for continuous consecutive terms, unless either party sends a written notice with a 60 day notice period, indicating the intent to terminate the agreement.

September 28, 2004 Novation Agreement

On September 28, 2004, we entered into an agreement with The Oberon Group and Dragonfly Capital Partners, LLC, a North Carolina limited liability company registered as a broker-dealer with the National Association of Security Dealers and the Securities and Exchange Commission. The agreement provides that all of Oberon Group’s rights and obligations under the November 24, 2003 agreement we had with The Oberon Group, as described immediately above, are transferred to Dragonfly Capital Partners. The agreement further provides that we and The Oberon Group mutually release each other from obligations arising from the November 24, 2003 agreement and that Dragonfly Capital Partners agrees to perform the duties under the original November 24, 2003 agreement as if it had been a party to that agreement.

We and the Oberon Group entered into the September 28, 2004 Novation Agreement in order that the principals of The Oberon Group who became associated with the registered broker-dealer, Dragonfly Capital Partners, could provide finder services to us through a registered broker dealer.

FINANCIAL CONSULTING AGREEMENT

February 12, 2004 Agreement with The Oberon Group, LLC

We have a February 12, 2004 agreement with The Oberon Group, LLC, which is not an NASD registered broker dealer, which provides that The Oberon Group will assist us in exploring, structuring, and negotiating financial alternatives, particularly in the United States, such as acquisitions, mergers, or otherwise. Aggregate consideration is defined in the agreement as the total amount of cash and the fair market value on the date that is five days prior to the consummation of the transaction of all other property paid or payable directly or indirectly to us or a counter party or any of its security holders in connection with a transaction.

The agreement provides that we agree to pay The Oberon Group an initial retainer fee of $60,000 in cash for a 6 month period ending August 12, 2004, which is payable upon the signing of the agreement. Instead of receiving the $60,000 payment and upon The Oberon Group’s request, on February 12, 2004, The Oberon Group purchased 20,000 restricted shares of our common stock, 20,000 A warrants, and 20,000 B warrants. Thereafter, we agree to pay The Oberon Group a monthly retainer payment of: (a) $5,000 per month in cash, the first such payment of which commences on March 1, 2004; and (b) 1,500 five year warrants with a strike price of $5.50 per share. Additionally, the agreement provides that in conjunction with any transaction with any United States counter party, we agree to pay The Oberon Group: (a) 7% of the first $1 million of aggregate consideration; plus (b) 6% of the 2nd $1 million of aggregate consideration; plus (c) 5% of the 3rd $1 million of aggregate consideration; plus (d) 4% of the fourth $1 million of aggregate consideration; plus (e) 3% of the remaining aggregate consideration. The agreement further provides that for any given transaction, the consideration paid to The Oberon Group will mirror the consideration paid to any seller. For instance, if The Oberon Group is due a fee of $120,000 and the consideration paid to the seller in a transaction is 1/3 cash, 1/3 debt (with an 8% annual coupon and a 2 year maturity) and 1/3 in our common stock, then Oberon Group’s fee will be $40,000 cash, $40,000 debt (with an 8% annual coupon and a 2 year maturity) and $40,000 in our common stock.

In addition, upon closing of a transaction, we will issue The Oberon Group, or its assigns, a warrant, valid for five years post closing, entitling its holder to purchase a total of: (a) 7% of the first $1 million of aggregate consideration; plus (b) 6% of the second $1 million of aggregate consideration; plus (c) 5% of any additional aggregate consideration. The warrants will have an exercise price equal to the market price of our common stock shares on the date of closing of the transaction. Any common stock shares throughout the agreement of any shares underlying the warrants throughout this agreement will entitle their holder to one-time piggyback registration rights. All warrants may be exchanged without the payment of any additional consideration for our stock based upon the values of the warrant and the stock at the time of the exchange.

The agreement further provides that for any revenues paid to us from parties introduced by The Oberon Group to us during the period of three years from the entry into the first agreement or purchase order with such third party, The Oberon Group will receive 1.5% of such revenues, which is referred to in the agreement as a “referral fee”. Such referrals will include any revenues derived from the sale of products or services to such parties, any revenues derived from the sale of our product or services through the sales force of such parties, or any revenues derived by us from joint selling efforts with such parties to a third party.

The agreement also contains other standard terms and conditions.

September 27, 2004 Novation Agreement

On September 27, 2004, we entered into an agreement with The Oberon Group and Dragonfly Capital Partners, LLC, a North Carolina limited liability company registered as a broker-dealer with the National Association of Security Dealers and the Securities and Exchange Commission. The agreement provides that all of Oberon Group’s rights and obligations under the February 12, 2004 agreement with us as described above are transferred to Dragonfly Capital Partners. The agreement further provides that The Oberon Group and we mutually release each other from obligations arising from the February 12, 2004 agreement and that Dragonfly Capital Partners agrees to perform the duties under the original February 12, 2004 agreement as if it had been a party to that agreement.

February 18, 2005 Assignment Notice

On February 18, 2005, Dragonfly Capital Partners assigned all of its rights and obligations under the September 27, 2004 agreement to Oberon Securities, LLC, and Oberon Securities accepted such assignment. Oberon Securities is an SEC-registered broker-dealer which was approved for membership in NASD, Inc. as of January 24, 2005.

AGREEMENT AND PLAN OF ACQUISITION

On May 28, 2004, we entered into an Agreement to acquire WS Telecom Inc., a Mississippi corporation, through the statutory merger of WS Telecom, Inc. with and into our wholly owned subsidiary Xfone USA, Inc. Headquartered in Jackson, Mississippi, WS Telecom (d/b/a/eXpeTel) is a telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system. eXpeTel provides residential and business customers with high quality local and long distance services, as well as cable television and high speed Internet services to planned and multi-dwelling apartment communities in Mississippi, Alabama, Louisiana, Florida and Georgia. eXpeTel’s integrated multi-media services, combining digital voice, data and video over third-generation broadband infrastructure, are available to customers on a single itemized bill.

For the purposes of the acquisition, WS Telecom, Inc. includes its wholly owned subsidiaries eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. The terms and conditions of the Agreement provide that:

1)	all of WS Telecom’s issued and outstanding capital stock will be acquired and converted into the right to receive from us certain shares of our restricted common stock and warrants convertible into shares of our common stock;

2)	we will issue a number of shares of our restricted common stock with an agreed market value of $2,200,000, which will be determined using the weighted average price of our common stock for the ten trading days preceding the trading day immediately prior to the date we and WS Telecom Inc. enter into a Management Operating Agreement;

3)	the weighted average price of our common stock, as referred to in 2) immediately above, will in no event be less than $3.30 per share or greater than $4.30 per share;

4)	we will issue a number of warrants with a value of $1,300,000, the value of which will be calculated as of the date we and WS Telecom Inc. enter into a Management Operating Agreement, assuming 90% volatility of the underlying share of common stock of the Registrant in accordance with the Black Scholes option — pricing model;

5)	each share of WS Telecom, Inc.‘s Preferred Stock issued and outstanding immediately prior to the effective time of the Acquisition will be canceled and extinguished and be converted automatically into the right to receive upon surrender of certificate(s) representing WS Telecom, Inc.‘s Preferred Stock, as follows: (i) an amount of our stock consideration equal to the product of our stock consideration times 28.6% divided by total of WS Telecom, Inc.‘s Preferred Stock; and (ii) an amount of our warrant consideration equal to the product of WS Telecom, Inc.‘s warrant consideration times 28.6% divided by the total of WS Telecom, Inc.‘s Preferred Stock;

6)	each share of WS Telecom, Inc.‘s common stock issued and outstanding immediately prior to the effective time of the Acquisition will be canceled and extinguished and be converted automatically into the right to receive upon surrender of certificate(s) representing MS Telecom, Inc’s common stock, as follows: (i) an amount of our stock consideration equal to the product of the Our stock consideration times 71.4% divided by the total of WS Telecom, Inc.‘s common stock; and (ii) an amount of our warrant consideration equal to the product of our warrant consideration times 71.4% divided by the total of MS Telecom, Inc.‘s common stock;

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

Employment Agreement between Xfone, USA, Inc. and Wade Spooner

The employment agreement between Xfone, USA, Inc. and Wade Spooner, as an executive of WS Telecom, provides that Xfone USA, Inc., otherwise known as “Employer” in the employment agreement, will pay Wade Spooner: (a) $192,000 for the first year of his employment; (b) $197,760 for the second year of his employment; and (c) 203,693 for the third year of his employment.

The employment agreement further provides that Wade Spooner will be eligible to earn additional incentive compensation, for Employment Years 1, 2, and 3, as set forth below:

•	Employment Year 1. Employer shall pay the Executive within 90 days of the end of Employment Year 1 Incentive Compensation equal to the greater of the following: (i) $100,000 if during Employment Year 1, Net Sales Revenue of the Employer exceed by $2,000,000 or more the Net Sales Revenue for the twelve month period prior to the Effective Date and there is at least $150,000 of Pre-Tax Income for Employment Year 1; OR (ii) $200,000 if during Employment Year 1, Net Sales Revenue of the Employer exceed by $4,000,000 or more the Net Sales Revenue for the twelve month period prior to the Effective Date and there is at least $400,000 of Pre-Tax Income for Employment Year 1; OR (iii) an amount equal to one-third (1/3) of the Excess Profit for Employment Year 1 if during Employment Year 1 the Net Sales Revenue (excluding Net Sales Revenue attributable to acquisitions occurring on and after the Effective Date) of the Employer exceed by $7,000,000 or more the Net Sales Revenue for the twelve month period prior to the Effective Date.

•	Employment Year 2. Employer shall pay the Executive within 90 days of the end of Employment Year 2 Incentive Compensation equal to the greater of the following: (i) $200,000 if during Employment Year 2, Net Sales Revenue of the Employer exceed by $4,000,000 or more the Net Sales Revenue for Employment Year 1 and there is at least $400,000 of Pre-Tax Income for Employment Year 2; OR (ii) an amount equal to one-third (1/3) of the Excess Profit for Employment Year 2 if during Employment Year 2 the Net Sales Revenue of the Employer exceed by $7,000,000 or more the Net Sales Revenue for Employment Year 1.

•	Employment Year 3. The Employer shall pay the Executive within 90 days of the end of Employment Year 3 Incentive Compensation equal to the following: (i) An amount equal to one-third (1/3) of the Excess Profit for Employment Year 3 if during Employment Year 3 the Net Sales Revenue of the Employer exceed by $7,000,000 or more the Net Sales Revenue for Employment Year 2.

The employment agreement further provides that on the first business day of Employment Year 1, Wade Spooner will be granted and issued options for 600,000 shares of our restricted common stock, of which: (a) 100,000 will be attributable to Employment Year 1; (b) 200,000 will be attributable to Employment Year 2; and (c) 300,000 of which shall be attributable to Employment Year 3. The options will vest as follows: (a) options for 100,000 shares of the our restricted common Stock will vest 3 years from the grant date; (b) options for 200,000 shares of our restricted common stock will vest 4 years from the grant date; and (c) options for 300,000 shares of our common stock will vest 5 years from the grant date. The stock options will provide for a five (5) year term from the vesting date, a strike price that is 10% above the closing price of the Registrant’s common stock on the date of issue of the Options.

The employment agreement further provides that for any acquisition of an existing business made by Employer during the Employment Period, then Wade Spooner will receive upon closing of the acquisition warrants for our restricted common stock with a value equal to 1.333% of the Aggregate Transaction Consideration of the acquisition. The value of the warrants shall be calculated one day prior to the closing of the acquisition assuming a 90% volatility of our underlying common stock pursuant to the Black Scholes option — pricing model and shall vest six months from the date of issue. The warrants shall be convertible on a one-to-one basis into common stock with a term of five years, a strike price that is 10% above the closing price of the Parent Common Stock one day prior to the closing date of the acquisition

In the event of any Executive Termination Without Cause, the Executive agrees to pay as liquidated damages to the Employer an amount equal as follows:

(a)	If the Executive Termination Without Cause occurs during Employment Year 1, then the Executive shall immediately pay to the Employer an amount equal to $1,329,000.00.

(b)	If the Executive Termination Without Cause occurs during Employment Year 2, then the Executive shall immediately pay to the Employer an amount equal to $886,000.00.

(c)	If the Executive Termination Without Cause occurs during Employment Year 3, then the Executive shall immediately pay to the Employer an amount equal to $443,000.00.

Employment Agreement Between Xfone, USA, Inc. and Ted Parsons

The employment agreement between Xfone, USA, Inc. and Ted Parsons, as an executive of WS Telecom, provides that Xfone USA, Inc., otherwise known as “Employer” in the employment agreement, will pay Ted Parsons: (a) $100,800 for the first year of his employment; (b) $103,825 for the second year of his employment; and (c) $106,940 for the third year of his employment. The employment agreement further provides that Ted Parsons will be eligible to earn additional incentive compensation, for Employment Years 1, 2, and 3, as set forth below:

•	Employment Year 1. Employer shall pay the Executive within 90 days of the end of Employment Year 1 Incentive Compensation equal to the greater of the following: (i) $50,000 if during Employment Year 1, Net Sales Revenue of the Employer exceed by $2,000,000 or more the Net Sales Revenue for the twelve month period prior to the Effective Date and there is at least $150,000 of Pre-Tax Income for Employment Year 1; OR (ii) $100,000 if during Employment Year 1, Net Sales Revenue (excluding Net Sales Revenue attributable to acquisitions occurring on and after the Effective Date) of the Employer exceed by $4,000,000 or more the Net Sales Revenue for the twelve month period prior to the Effective Date and there is at least $400,000 of Pre-Tax Income for Employment Year 1; OR (iii) an amount equal to one-sixth (1/6) of the Excess Profit for Employment Year 1 if during Employment Year 1 the Net Sales Revenue (excluding Net Sales Revenue attributable to acquisitions occurring on and after the Effective Date) of the Employer exceed by $7,000,000 or more the Net Sales Revenue for the twelve month period prior to the Effective Date.

•	Employment Year 2. Employer shall pay the Executive within 90 days of the end of Employment Year 2 Incentive Compensation equal to the greater of the following: (i) $100,000 if during Employment Year 2, Net Sales Revenue of the Employer exceed by $4,000,000 or more the Net Sales Revenue for Employment Year 1 and there is at least $400,000 of Pre-Tax Income for Employment Year 2; OR (ii) an amount equal to one-sixth (1/6) of the Excess Profit for Employment Year 2 if during Employment Year 2 the Net Sales Revenue of the Employer exceed by $7,000,000 or more the Net Sales Revenue for Employment Year 1.

•	Employment Year 3. The Employer shall pay the Executive within 90 days of the end of Employment Year 3 Incentive Compensation equal to the following: (i) An amount equal to one-sixth (1/6) of the Excess Profit for Employment Year 3 if during Employment Year 3 the Net Sales Revenue of the Employer exceed by $7,000,000 or more the Net Sales Revenue for Employment Year 2.

The employment agreement further provides that on the first business day of Employment Year 1, Ted Parsons will be granted and issued options for 300,000 shares of our restricted common stock, of which: (a) 50,000 will be attributable to Employment Year 1; (b) 100,000 will be attributable to Employment Year 2; and (c) 150,000 of which shall be attributable to Employment Year 3. The options will vest as follows: (a) options for 50,000 shares of the Our restricted common Stock will vest 3 years from the grant date; (b) options for 100,000 shares of our restricted common stock will vest 4 years from the grant date; and (c) options for 150,000 shares of our common stock will vest 5 years from the grant date. The stock options will provide for a five (5) year term from the vesting date, a strike price that is 10% above the closing price of our common stock on the date of issue of the Options.

The employment agreement further provides that for any acquisition of an existing business made by Employer during the Employment Period, then Ted Parsons will receive upon closing of the acquisition warrants for our restricted common stock with a value equal to 0.666% of the Aggregate Transaction Consideration of the acquisition. The value of the warrants shall be calculated one day prior to the closing of the acquisition assuming a 90% volatility of our underlying common stock pursuant to the Black Scholes option — pricing model and shall vest six months from the date of issue. The warrants shall be convertible on a one-to-one basis into common stock with a term of five years, a strike price that is 10% above the closing price of the Parent Common Stock one day prior to the closing date of the acquisition

In the event of any Executive Termination Without Cause, the Executive agrees to pay as liquidated damages to the Employer an amount equal as follows:

(a)	If the Executive Termination Without Cause occurs during Employment Year 1, then the Executive shall immediately pay to the Employer an amount equal to $171,000.

(b)	If the Executive Termination Without Cause occurs during Employment Year 2, then the Executive shall immediately pay to the Employer an amount equal to $114,000.

(c)	If the Executive Termination Without Cause occurs during Employment Year 3, then the Executive shall immediately pay to the Employer an amount equal to $57,000.

Although the original Agreement and Plan of Merger with eXpeTel was entered into on May 28, 2004, completion of the merger was subject to satisfaction of certain conditions and regulatory approvals, including arranging for the transfer of the right and assignment of an existing Interconnection Agreement between eXpeTel and BellSouth Telecommunications to XFONE USA. An Interconnection Agreement provides the terms and conditions under which a competitive telecommunications carrier, such as eXpeTel / XFONE USA carrier can lease unbundled network elements of an incumbent carrier, such as Bellsouth. These unbundled network elements can be used to attach XFONE USA’s customers to its facilities for providing dial tone, features and routing calls.

Following a lengthy dispute with BellSouth over the assignment of the Interconnection Agreement, XFONE USA and eXpeTel sought an order from the Mississippi Public Service Commission (PSC) to require BellSouth to provide its consent for reassignment. On March 9, 2005, the PSC issued the order mandating that upon consummation of the merger of XFONE USA and eXpeTel, the Interconnection Agreement in its entirety would be deemed “assigned and approved as between XFONE USA, Inc. and BellSouth Telecommunications, Inc. as if XFONE USA, Inc. had itself entered into the Interconnection Agreement.”

The merger was consummated on March 10, 2005, and the since than the combined companies operate under the name “XFONE USA, Inc.”

Upon the assignment of the existing Interconnection Agreement between WS Telecom, Inc. and BellSouth Telecommunications, Inc. to Xfone USA, Inc., and consummation of the merger on March 10, 2005, we, the ultimate parent company and our subsidiaries Swiftnet Ltd. and Xfone Communication Ltd. (which changed its name to Xfone 018 Ltd.), individually and/or jointly, agreed to guarantee all undisputed debts owing to BellSouth Telecommunications, Inc. by Xfone USA, Inc. in accordance with the assigned Interconnection Agreement. The guarantee was given on December 16, 2004 and became effective upon the consummation of the merger on March 10, 2005.

Management Agreement with WS Telecom

In conjunction with the merger agreement between WS Telecom and our subsidiary, Xfone USA, Inc., Xfone USA, Inc. has a July 1, 2004 agreement with WS Telecom and its subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, and Ted Parsons and Wade Spooner. Ted Parsons and Wade Spooner are identified in the agreement as “guarantors” and they jointly and severally, unconditionally guarantee the prompt payment when due of certain manager loans described below. The agreement provides that WS Telecom; hires and appoints Xfone USA as Manager to be responsible for the operation and management of all of WS Telecom’s business operations, including:

•	Personnel — Supervising the current employees and independent contractors of WS Telecom with the Manager having the authority to hire, discharge and direct personnel for the conduct of the business;

•	Accounting - Supervision and administration of all accounting and the maintenance of all books and records for the business;

•	Contracts — Maintain all existing contracts necessary for the operation of the business and the authority to enter into or renew contract in WS Telecom’s name;

•	Policies and procedures - Preparation of all policies and procedures for the operation of the business; and

•	Budgets — Preparation of all operating, capital or other budgets.

In consideration of these management services, WS Telecom assigns and transfer to the Manager, Xfone, USA, Inc., all revenues generated from the operations of the business and the Manager agrees to pay from the revenues the normal operating, maintenance, administrative and similar expenses of the business. Further, WS Telecom designates the Manager as the controlling party of the current operating accounts of the business. In addition, the Manager in its discretion, will have the right to make advances or loans to WS Telecom payable on demand (or if no demand payable in equal quarterly installments of principal and interest) for an amount up to $500,000, with interest at 7% per annum from the date advanced until paid for the payment of any amounts due during the term of the management agreement under any of the “special liabilities” defined in the management agreement. WS Telecom grants to the Manager a security interest in all of the assets of WS Telecom, Inc. and its subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc.

The Management Agreement with WS Telecom terminated upon the consummation of the merger on March 10, 2005.

Ilan Shoshani Investment Agreement

On November 23, 2004, Mr. Ilan Shoshani provided our Israeli based subsidiary, Xfone Communication Ltd., recently renamed to Xfone 018 Ltd. (the “Subsidiary”) with a 10,000,000 New Israeli Shekel bank guarantee as part of the steps required to fulfill the investment agreement signed on August 26, 2004 and the addendum and clarification to the investment agreement dated September 13, 2004 between us, the Subsidiary and Mr. Shoshani. Such agreements were also dependent on approval of the Ministry of Communications of the State of Israel, which came on November 8, 2004.

Pursuant to the agreements, Mr. Shoshani was obligated to secure the replacement of the bank guarantee, which was provided to the State of Israel by the Subsidiary in accordance with Regulation 22 of the International Operators Regulations, with another bank guarantee that will conform to all the provisions and terms of the International Operators Regulations and the Subsidiary’s license, and shall be to the complete satisfaction of the Ministry of Communications of the State of Israel. The agreements provide that the costs involved in the issuance of the bank guarantee (commission and stamp duty) will be paid by the Subsidiary.

Pursuant to the agreements, Mr. Shoshani was obligated to extend a shareholder loan to the Subsidiary for the New Israeli Shekel equivalent of the sum of $400,000. The agreements provide that the shareholder loan of Mr. Shoshani shall be given for a period of four years, save if otherwise agreed by the parties to the agreements, at an annual rate of interest of 4% and linked to the Israeli Consumer Price Index. The full amount of the shareholder loan of Mr. Shoshani was deposited in an escrow account.

We have made financial commitments under the agreements as well.

In return for the replacement of the bank guarantee and the grant of the shareholder loan of Mr. Shoshani, the Subsidiary and we undertook to ensure that 26% of the Subsidiary’s shares will be transferred and registered in the name of a person and/or company as determined by Mr. Shoshani. In addition, the Subsidiary and we undertook to ensure that Mr. Shoshani will be appointed as a director of the Subsidiary.

On November 24, 2004, Mr. Ilan Shoshani was elected as a director of the Subsidiary.

On November 24, 2004, the board of directors of the Subsidiary approved that shares held by H.S.N. Communication Investments Ltd., representing 26% ownership of the Subsidiary be transferred to Newcall Ltd., a company owned by Mr. Shoshani and his wife.

The full amount of the shareholder loan of Mr. Shoshani was transferred from the escrow account to the Subsidiary’s account on December 20,2004.

According to the agreements, we are required upon request to make a shareholders loan to the Subsidiary. As such  we have passed in two stages, $100,000 each, during the month of March 2005 a total of $200,000 as a four years loan with annual interest of 4% and linked to the consumer price index.

Giora Spigel Agreement

Pursuant to a verbal agreement between Mr. Giora Spigel and us, the board of directors of the Subsidiary approved on November 24, 2004, subject to the approval of the Ministry of Communications of the State of Israel, that shares held by us, representing 5% ownership of the Subsidiary, will be transferred to Margo Sport Ltd., a company owned by Mr. Spigel and his wife. Presently, Margo Sport Ltd. holds 20% of H.S.N. Communication Investments Ltd.

Upon approval of the Ministry of Communications of the State of Israel, such verbal agreement was evidenced by a share transfer deed as required by the Israel Company Law — 1999.

Mr. Giora Spigel is a director of the Subsidiary and holds the position of Vice President Business Development with the Subsidiary.

The Subsidiary is currently owned 69% by us, 26% by Newcall Ltd., and 5% by Margo Sport Ltd.

SELLING SHAREHOLDER RELATED AGREEMENTS

In connection with our January/February 2004 private placement, we entered into the following agreements with the Selling Shareholders:

•	Shares and Warrant Purchase Agreement;

•	Registration Rights Agreement;

•	Warrant A Agreement; and

•	Warrant B Agreement

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

C. Liquidated Damages

This agreement provides for varying terms which vary based upon the negotiations we conducted with each respective selling shareholders, as described below under A and B:

A.     Legend Removal Failure — We agreed to remove the restrictive legends on the selling shareholder certificates in compliance with state and federal laws. The penalties vary among the selling shareholders, but are either:

•	Within 12 months of the purchase date, if we fail to cause the legend to be removed as of the 14th business day after the selling shareholder has made a request for the legend removal, the selling shareholder may require us to pay him or her an amount equal to 130% of his purchase price for all or a portion of the shares and warrant shares he or she purchased;

•	Within 24 months of the purchase date, if we fail to remove the restrictive legend after 3 trading days following delivery of the certificate to either our transfer agent or to us (the Legend Removal Date), the shareholder may require us to pay him either: (i) $10 per trading day per $1000 worth of purchased shares and/or warrant shares, the worth being based upon the stock’s closing price on the Legend Removal Date, and after 5 trading days, $20 per trading day per $1000 worth of purchased shares and/or warrant shares; or (ii) an amount equal to 130% of his purchase price for all or a portion of the shares and warrant shares he purchased.

B.     Rights of Participation in Additional Financing — We may be required to allow selling shareholders the right to participate in any subsequent financings that we may offer. The terms vary as to the maximum percentage of the financings in which each selling shareholder may participate, and, if our subsequent financing has the effect of issuing shares below the $3.00 per share price paid by the selling shareholders, we may be required to adjust the selling shareholder’s purchase price to that same lower price.

Registration Rights Agreement

This agreement obligates us to register the common stock acquired by the selling shareholders and contains certain mutual indemnification provisions indemnifying us and the selling shareholders and any officers, directors, agents and employees associated with us or the selling shareholders.

In addition, this agreement provides that if our registration statement is not effective within a certain period of time, we will have to issue additional shares to the selling shareholders as liquidated damages. Because our registration statement was declared effective only on November 12, 2004, we issued to our selling shareholders on November 17, 2004, a total of 109,716 additional shares of our common stock. Save for the liquidated damages described here and above we are not subject to any additional penalties under the terms of these selling shareholders agreements.

Warrant A Agreement

This agreement provides that each Warrant A grants the shareholder the right to purchase our common stock at a price of $5.50 per share. The Warrant A is exercisable until five years after the purchase date, which is January or February 2009.

Warrant B Agreement

This agreement provides that each Warrant B grants the shareholder the right to purchase our common stock at a price of $3.50 per share. The Warrant B is exercisable until the earlier of: (i) 10 days after our registration statement is effective or 10 days after the Company’s common stock is traded on the NASDAQ Small Cap or the American Stock Exchange; or (ii) the date that is 375 days following the date of the purchase date. All Warrants B expired on November 22, 2004.

Related Issues

In addition, we issued the following for services rendered to us: (a) 17,500 shares, Warrants A to purchase 17,500 shares of our common stock and Warrants B to purchase 17,500 shares of our common stock to Stern and Company in exchange for business consulting type services rendered to us; and (b)100,000 Warrants A to Hamilton, Lehrer & Dargan, P.A. for legal services rendered to us; (c) In connection with our January/February 2004 private placement of securities we utilized the assistance of The Oberon Group, LLC as a finder. The Oberon Group is a limited liability company registered in New York, which is owned, managed and controlled by Adam Breslawsky, a selling shareholder, Elad Epstein and Nicole Schmidt. On February 11, 2004, we paid The Oberon Group a total of $162,800 as a finders fee and on February 26, 2004 we granted to The Oberon Group Warrants A to purchase 50,000 shares of our common stock for its finder services. The Warrants A are and the Warrants B were exercisable at the same prices and under the same term as described above.

Any shares of common stock covered by this agreement which qualify for sale pursuant to Rule 144 under the Securities Act, as amended, may be sold under Rule 144 rather than pursuant to this prospectus.

VOTING AGREEMENT

On September 28, 2004, Abraham Keinan, the Chairman of our Board of Directors, Guy Nissenson, our President/Chief Executive Officer/Director, and Campbeltown Business Ltd., a related party consultant, entered into a Voting Agreement which provides as follows:

1)	each of the parties to the Voting Agreement agree to vote any shares of our common stock controlled by the parties only in such manner as previously agreed by all parties;

2)	In the event of any disagreement regarding the manner of voting, a party to the agreement will not vote any shares, unless all the parties have settled the disagreement;

3)	The agreement applies to any and all of our common stock that is currently owned, directly or indirectly, by any party to the agreement and to any of our common stock in which any party to the agreement has voting power, directly or indirectly;

4)	If any additional of our shares of common stock are at any time during the term of the agreement issued to a party to the agreement, such shares will be voted in accordance with the other terms to this agreement;

5)	The agreement applies to any and all of our common stock which will be issued upon exercise of any options and/or warrants;

6)	The term of the Voting Agreement is ten years.

Competitive Business Conditions

The communications and information services industry is highly competitive and varied. We have only approximately 0.3% of the market share of the United Kingdom based long distance and international telecom market, based on our revenues of $18,764,479 (approximately 9.7 million United Kingdom pounds) during 2004, compared with a $4.1 billion long distance and international telecom market in the United Kingdom (approximately 2.3 billion United Kingdom pounds), according to the United Kingdom regulatory oversight of these companies, the Office of Communications — United Kingdom, otherwise known as Ofcam, the website of which may be accessed at www.ofcom.org.uk. Many of our existing and potential competitors, including approximately 160 licensed telecom carriers in the United Kingdom, have greater financial, personnel, marketing, customer bases and other financial resources significantly greater than ours. Our competitors include:

•	Large regional carriers in the United Kingdom such as British Telecom;

•	Other regional carriers in the United Kingdom such as OneTel, Telediscount, Alpha, and Primus;

•	Smaller regional carriers such as Quip.com;

•	Wireless telecommunications providers such as Vodafone, T-Mobile, and Orange; and

•	International carriers.

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

We will attempt to overcome the competitive advantages of our competitors by:

•	Enhancing our personal contact with our customers and local agents;

•	Providing our customers with the option to control and see their account over the Internet;

•	Negotiating volume discounts with our underlying carriers; and

•	Increasing our ability to direct customer call traffic over the transmission networks of more than one carrier.

Principal Suppliers:

In 2004 our principal suppliers of telephone routing and switching services according to the percentage that each provided were:

•	Teleglobe International — 35%

•	British Telecommunications — 24%

•	Worldcom -- 20%

•	ITXC Corporation -- 15%

Dependence on Major Customers:

During 2004, there were two customers that accounted for more than 10% of our revenues: (a) our affiliate, Story Telecom, represented approximately 44% of our total revenues; and (b) British Telecom represented approximately 22% of our total revenues. Collectively, the United Kingdom accounts for approximately 75% of our revenues.

Patents and trademarks:

On January 9, 2004, we received notification from the Trademarks Registry Office of Great Britain that as of August 8, 2003, our trademark, “Xfone”, was registered by that government agency.

On December 29, 2004, Xfone USA received notice of publication from the United States Patent and Trademark Office identifying that its trademark application for “eXpeTel” appears to be entitled for registration. If no opposition is filed within the specified time, a registration may be issued.

We do not have any other patents or trademarks, nor have we filed any other applications for patents or trademarks.

Regulatory Matters and licenses:

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

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd., recently renamed to Xfone 018 Ltd. On July 4, 2004 the Ministry of Communications of the State of Israel granted Xfone Communication Ltd. a license to provide international telecom services in Israel. The license may be revoked by this agency in the event of certain conditions such as breach of telecommunication laws and regulations or breach of certain provisions of the license.

Xfone USA is licensed as a Competitive Local Exchange Company and an Inter-exchange Carrier to provide local telephone and long distance services in the states of Alabama, Florida, Georgia, Louisiana and Mississippi. Internet and data services provided by Xfone USA are not regulated services.

On March 9, 2005, the Mississippi Public Service Commission (“Commission”) issued an Order opening a Generic Change of Law Proceeding (“Commission Proceeding”) to consider amendments to existing Interconnection Agreements between BellSouth Telecommunications, Inc. and all Competitive Local Exchange Carriers (“CLECs”) in Mississippi.  As an interested party and a CLEC, Xfone USA, Inc. petitioned and was granted permission to intervene in the Commission Proceeding for regulatory purposes. Subsequently, BellSouth sued the Commission in federal district court alleging that the Proceeding was preempted by federal law (the “Federal Proceeding”).  On March 22, 2005, Xfone USA, Inc. filed a motion to intervene in the Federal Proceeding to support the Commission’s regulatory jurisdiction over the subject Interconnection Agreements.  The issues presented in both the Commission Proceeding and the Federal Proceeding are regulatory in nature and do not involve monetary damages.

As of March 10, 2005, and upon consummation of the merger of WS Telecom, a Mississippi based telecom operator, with and into our wholly owned subsidiary, Xfone USA, Inc., we become subject to applicable US state and federal telecommunications laws and regulations. Compliance with such laws will involve higher costs than we had in Europe during 2004.

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

Research and Development:

Other than developing and expanding our telecommunications applications and our website, we do not intend to undertake any significant research and development activities. During fiscal year 2003 we spent 44,553 UKP $79,304 US on research and development. During fiscal year 2004, we spent 25,945 UKP $50,074 on research and development.

Employees:

As of March 30, 2005, we have 72 full-time employees. 32 employees in the United States, 15 employees in the United Kingdom and 25 employees is Israel.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our corporate headquarters are located at 960 High Road, London N12 9RY - United Kingdom. This 3,000 square foot facility has seven offices, one board room, one computer room, one operation room that controls the computer room, entrance hall, main hall, accounting, secretarial and administration and 2 kitchens. Our office is located on the fifth floor of a six floor building with a concierge, two elevators and parking facilities. Our premises were leased on a 5 year term, which was due to expire on December 12, 2001. The yearly lease payments are approximately 15,900 UK Pound ($30,687). On December 20, 2002, we renewed our lease for a period of 10 years, with a five year cancellation option. Our current lease expires on December 20, 2012. The yearly lease payments have been increased to 24,000 UK Pound ($46,320).

Our subsidiary in Israel, Xfone 018 Ltd., is located at 1 Haodem Street, Petach Tikva, Israel. This 334 square meter facility has eight offices, one board room, one computer room, one operation room that controls the computer room, open space with costumer service stations, accounting, secretarial and administration, one kitchen, entrance hall and main hall. Our office is located on the third floor of a four floor building with an elevator and parking facilities. Our premises were leased on a five year term which is due to expire on August 1, 2009. However, we have the option to extend the term of the lease for an additional five year period, subject to a prior notice to be given no later than June 1, 2009. The lease payments for the first 30 months are $1,670.00 per month. The lease payments for the 31-48 months are $2,004.00 per month. The lease payments for the 49-60 months are $2,171.00 per month. The lease payments for the 61-72 months are $2,338.00 per month. The lease payments for the 73-84 months are $2,505.00 per month. The lease payments from the 85 month are $2,672.00 per month. We also pay $50 a month per each parking and we presently use four parking spaces. Xfone, inc. is guarantor to the lease. In addition, we have two switches which are located at two different locations in Israel. we are renting the cages in which our switches are located.

The headquarters of our subsidiary, Xfone USA are located at 2506 Lakeland Drive, Flowood, Mississippi, 39232. This 7,500 square foot facility has ten offices, one large open area fitted with work stations for provisioning, billing and network operations, another large area fitted with work stations for customer service and one board room, one computer room, reception area, accounting, secretarial and administration and 2 kitchens. Xfone USA's office spaces are located on the first, fourth and fifth floors of a six floor building with two elevators and parking facilities. Its premises were leased on a 3 year term, which is due to expire in December, 2007. The yearly lease payments are approximately $104,000.

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

ITEM 3. LEGAL PROCEEDINGS.

MG Telecom Ltd.

In August 2002, we filed a summary procedure lawsuit in the court of Tel - Aviv, Israel against MG Telecom Ltd. and its Chief Executive Officer, Mr. Avner Shur. In this lawsuit, we allege an unpaid debt due to us in the amount of $50,000 from MG Telecom for services rendered by us to MG Telecom. The debt arose from an agreement between us and MG Telecom, a provider of calling card services, in which traffic originating from MG Telecom calling cards was delivered through our system in London, England. Mr. Shur signed a personal guarantee agreement to secure MG Telecom's obligations under the agreement. During October 2002, Mr. Shur filed a request for leave to defend. The court has not rendered a judgment in the matter and we are unable to determine the future disposition of this matter. The court session for the hearing of the evidence was scheduled for February 24, 2004, but postponed to March 22, 2004, at which time an evidentiary hearing was held. An additional evidentiary hearing will be held on September 6, 2004. A third evidentiary hearing was held on December 6, 2004. Each party is currently requested to provide the court with a written brief of his case.

Ryfcom Ltd.

In July 2001 we filed a lawsuit in the court of Petach - Tikva, Israel against Ryfcom, Ltd., a former provider of calling card services, and its Chief Executive Officer, Mr. Paltiel Porat. In this lawsuit, we allege an unpaid debt due to us in the amount of $107,528 from Ryfcom for services rendered by us. The debt arose from an agreement between us and Ryfcom, in which traffic originating from Ryfcom calling cards was delivered through our system in London. Mr. Porat signed a personal guarantee agreement to secure the all of Ryfcom's obligations under our agreement with Ryfcom. Before the judgment, Mr. Paltiel repaid the amount of approximately $15,000. On January 6, 2003, the court of Petach Tikva, rendered a judgment in favor of us. According to the judgment Mr. Paltiel has to repay the remainder of the money, approximately $92,000, plus the court fee that was paid by us of approximately $1,500, plus expenses in the amount of $9,300. All amounts are linked until fully paid by the Israeli Consumer Price Index. Mr. Paltiel failed to comply with the January 6, 2003 judgment and as a result thereof we filed on May 17, 2004 with the court a request to send Mr. Paltiel a warning that his failure to satisfy the January 6, 2003 judgment will result in Mr. Paltiel being declared insolvent. We are still awaiting the court's decision.

BellSouth Telecommunications, Inc.

In October, 2004 our subsidiary, Xfone USA, Inc., filed a joint petition together with WS Telecom, Inc. d/b/a eXpeTel Communications ("eXpeTel") before the Mississippi Public Service Commission ("Commission"). The joint petition requested that the Commission require BellSouth Telecommunications, Inc. ("BellSouth"), the Regional Bell Operating Company and Incumbent Local Exchange Carrier, to consent to the assignment of eXpeTel's current interconnection agreement with BellSouth from eXpeTel to Xfone USA, Inc. in connection with the merger of eXpeTel into Xfone USA, Inc. BellSouth filed its answer to the joint petition, alleging that BellSouth was entitled to additional security prior to the assignment of the agreement. We, Xfone USA, Inc. and eXpeTel were of the opinion that no additional security was required under the terms of the agreement.

The matter was heard on December 15, 2004 before the Commission. The Commission entered its Order on March 9, 2005. The Commission's Order: 1) ruled that neither eXpeTel nor Xfone were required to post any additional security; 2) ordered BellSouth to consent forthwith to the assignment of the interconnection agreement; and 3) assigned the interconnection agreement to Xfone USA, Inc. upon consummation of the merger between Xfone USA, Inc. and eXpeTel.

On December 1, 2004, eXpeTel filed before the Commission a formal complaint against BellSouth for expedited relief, for negotiations, or in the alternative, for final resolution of disputes. This complaint seeks credits to eXpeTel's account with BellSouth in the total amount of $386,292.40. eXpeTel alleges that these charges were improperly billed by BellSouth to eXpeTel's account. BellSouth has filed its answer to eXpeTel's complaint denying that the charges were improperly billed. The matter is tentatively scheduled for hearing before the Commission on April 19, 2005, unless the parties negotiate a settlement prior to that time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 23, 2004, by written shareholders consent to action without meeting of over 90% of the voting group of common shares, we elected two new independent directors, Mr. Arye Czertok (64 years old), Esquire and Mr. Aviu Ben-Horrin (56 years old).

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

2004	Low	High
Fourth Quarter	$1.90	$3.20
Third Quarter	$2.90	$3.75
Second Quarter	$2.80	$3.90
First Quarter	$3.35	$5.75

2003	Low	High
Fourth Quarter	$3.15	$6.25
Third Quarter	$0.51	$3.60
Second Quarter	$0.30	$0.64
First Quarter	$0.30	$0.77

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

PENNY STOCK CONSIDERATIONS.

Our Shares are “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 as equity securities with a price of less than $5.00. Our shares are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or “accredited investor” must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor.

In addition, under the penny stock regulations the broker-dealer is required to:

o	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

o	Disclose commission payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;

o	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks.

o	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

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

AMEX APPLICATION

We sent an application to the AMEX on October 25, 2004, and is supplying information on an on-going basis to the AMEX for a possible listing. Following recent achievements and financial results, our officers and members of our Board of Directors have recommended that we apply for a higher tier exchange.

HOLDERS.

At March 30, 2005, there were 198 holders of record of our common stock. We have one class of common stock outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans.

On November 24, 2004, our board of directors approved and adopted the principal items forming our 2004 Stock Option Plan (the “Plan”) which is presently being drafted for the benefit of employees, officers, directors, consultants and subcontractors of the Registrant including its subsidiaries. The purpose of the Plan is to enable the Registrant to attract and retain the best available personnel for positions of substantial responsibility, to provide an incentive to such persons presently engaged with the Registrant, and to promote the success of our business. Because the plan is multinational there are various complex tax and accounting issues that need to be resolved before formal distribution.

An aggregate of 5,500,000 shares of our common stock will be subject to the Plan. The Plan will provide for the grant of options to acquire common shares of the Registrant. Stock options granted under the Plan will include:

(a)	Stock options that qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), which will be referred to in this Plan as “Incentive Stock Options”;

(b)	Stock options that qualify under Section 102(b) of the Israeli Tax Ordinance (New Version) 1961, as amended and the rules and regulations promulgated there under (the “Ordinance”), which will be referred to in this Plan as “Section 102(b) Options”; and

(c)	Stock options that do not qualify under Section 422 of the Code nor under Section 102(b) of the Ordinance, which will be referred to in this Plan as “Non-Qualified Stock Options”.

The Plan is administered by our board of directors. The board of directors determines the persons to whom options are granted, the number of options that are granted, the number of shares to be covered by each option, the options exercise price, the period of each option, the times at which options may be exercised and whether the option is an incentive or non-statutory option. Options are exercisable in accordance with the terms of an option agreement entered into following the time of grant.

The Plan shall continue in effect until the date which is ten years from the date of its adoption by the board of directors, subject to earlier termination by the board of directors. The board of directors may terminate or suspend the Plan at any time.

In the November 24, 2004 board of directors meeting the Registrant approved that the following directors will be granted options under the Plan according to the following terms:

NAME OF THE OPTIONEE	DATE OF GRANT	NUMBER OF OPTIONS GRANTED	PRICE PER SHARE	VESTING DATE	EXPIRATION DATE
Abraham Keinan	24.11.04	1,500,000	$ 3.5	12 months	5 years
				from the Date of	from Date
				Grant	of Vesting

Guy Nisenson	24.11.04	1,500,000	$ 3.5	12 months	5 years
				from the Date of	from Date
				Grant	of Vesting

Eyal J. Harish	24.11.04	75,000	$ 3.5	12 months	5 years
				from the Date of	from Date
				Grant	of Vesting

Shemer S. Schwartz	24.11.04	75,000	$ 3.5	12 months	5 years
				from the Date of	from Date
				Grant	of Vesting

Arye Czertok	24.11.04	25,000	$ 3.5	12 months	5 years
				from the Date of	from Date
				Grant	of Vesting

Aviu Ben-Horrin	24.11.04	25,000	$ 3.5	12 months	5 years
				from the Date of	from Date
				Grant	of Vesting

Further, the board of directors approved a pool of additional 2,300,000 options from the 5,500,000 options under the Plan. It was noted that the Registrant has contractual obligations to grant options to certain present and future employees and the pool will be used for this purpose as well.

On February 6, 2005 (“Date of the Grant”)we granted to certain employees a total of 730,000 options. subject to the principles of our 2004 stock option plan and according to the following terms: The “Vesting Date” of the options will be over a period of 4 years as follows: 25% of the options are vested after a year from the Date of Grant. Thereafter, 1/16 of the options are vested every 3 months for the following 3 years. “Expiration Date” for all abovementioned options is 5.5 years from the Date of Grant. The following employees were granted options:

Name of the Optionee	Date of Grant	Number of Options granted	Price per Share	Vesting date \ period
Tommy R. Ferguson	6.2.05	30,000	$3.5	6.2.05

Bradley Marcus	6.2.05	75,000	$3.5	Vesting Date

Aggelos Kikiras	6.2.05	50,000	$3.5	Vesting Date

Nick Matsoukis	6.2.05	50,000	$3.5	Vesting Date

Bosmat Houston	6.2.05	150,000	$3.5	Vesting Date

Rafael Dick	6.2.05	300,000	$3.5	Vesting Date

Alon Reisser	6.2.05	75,000	$3.5	Vesting Date

RECENT SALES OF UNREGISTERED SECURITIES

On August 21, 2003, we issued 400,000 options to acquire shares of our restricted common stock to Abraham Keinan. These options were issued to Abraham Keinan for services rendered by Abraham Keinan as the Chairman of our Board of Directors. These options are exercisable at a price of $0.475 per share. Each option is convertible into one (1) share of stock. These options vested immediately and expire on August 21, 2008. We relied upon Section 4(2) of the Act for the offers and sales to Abraham Keinan. We believed that Section 4(2) was available because the offer and sale did not involve a public offering. On March 1, 2004, our Board of Directors cancelled these options. This cancellation was in accordance with our August 21, 2003 board resolution signed by all members of the Board of Directors, including Messrs Keinan and Nissenson, the proposed recipients of the options, which states that the “options are cancelable at the sole discretion of Xfone for a period not exceeding 210 days from the date these options are granted”.

On August 21, 2003, we issued 200,000 options to acquire shares of our restricted common stock to Guy Nissenson. These options were issued to Guy Nissenson for services rendered by Mr. Nissenson as our President and Principal Executive Officer. These options are exercisable at a price of $0.475 per share. Each option is convertible into one (1) share of stock. These options vested immediately and expire on August 21, 2008. We relied upon Section 4(2) of the Act for the offers and sales to Guy Nissenson. We believed that Section 4(2) was available because the offer and sale did not involve a public offering. On March 1, 2004, our Board of Directors cancelled these options. This cancellation was in accordance with our August 21, 2003 board resolution signed by all members of the Board of Directors, including Messrs Keinan and Nissenson, the proposed recipients of the options, which states that the “options are cancelable at the sole discretion of Xfone for a period not exceeding 210 days from the date these options are granted”.

On September 30, 2002 we entered into an agreement with Nir Davison. Nir Davison had the option to our shares of common stock 12 months after the September 30, 2002 agreement, if the Story Telecom project generated a sufficient amount of sales and profits according to a specified formula in the agreement; however, the project failed to meet the profits criteria and on September 30, 2003 the right for the options was cancelled.

Separate and apart from this agreement, because Story Telecom achieved growth since its inception, which has enabled us to attain certain achievements in our business plan, our Board of Directors issued a resolution on September 3, 2003 which provided that we or our major shareholders, Mr. Keinan, who is our Chairman of the Board, Vision Consultants, an affiliated entity, and Campbeltown Business Ltd., also an affiliated entity, in order to provide an incentive to Mr. Davison and to enhance his loyalty to us, will grant him options to purchase 500,000 shares of common stock. The September 3, 2003 resolution further provides that these major shareholders have the first right to sell to Mr. Davison their own shares or a portion of them at the same terms, rather than our issuing such shares. Immediately after the September 3, 2003 resolution was passed, the major shareholders, Vision Consulting and/or Abraham Keinan and/or Campbeltown Business, Ltd., notified Mr. Davison and us that they decided to exercise their first right by granting Mr. Davison the options to purchase the 500,000 shares from their own shares of our common stock. Therefore, as of the date of this notice we were no longer under the obligation to grant an option or issue shares of common stock to Mr. Davison under this resolution.

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

In conjunction with this agreement, from January 2004 to April 2004, we paid Portfolio PR, Inc. $7,000 but we made not stock issuances to Portfolio PR, Inc. In addition, Portfolio PR, Inc. did not exercise any warrants. On April 23, 2004, we cancelled the agreement with Portfolio PR, Inc. “for cause”. In July 2004, Portfolio PR, Inc. agreed to receive from us additional $7,209.09 in cash and 3,000 shares of our common stock as total and final consideration and further agreed that we would have no further obligation to pay it any additional cash, shares, warrants, or other consideration in connection with this agreement.

On January 9, 2004, we granted 17,500 restricted shares of our common stock, 17,500 Warrants A, and 17,500 Warrants B to Stern & Company, a limited liability company registered in New York which is owned, managed and controlled by Shai Stern, in exchange for strategic planning related services. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 17,500 shares of common stock, the 17,500 shares underlying the Warrants A and the 17,500 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 9, 2009. The Warrants B expired on November 22, 2004. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment; and

iv.	Stern and Company had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 9, 2004, we sold 16,667 restricted shares of our common stock, 16,667 Warrants A, and 16,667 Warrants B to WEC Partners, LLC, a Delaware limited liability company owned and controlled by Ethan Benovitz, Daniel Saks, and Jaime Hartman, in exchange for $50,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 16,667 shares of common stock, the 16,667 shares underlying the Warrants A and the 16,667 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 9, 2009. The Warrants B expired on November 22, 2004. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment; and

iv.	WEC Partners had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 9, 2004, in exchange for $300,000, we sold 100,000 restricted shares of our common stock, 100,000 Warrants A, and 100,000 Warrants B to Platinum Partners Value Arbitrage, a Cayman Islands based limited partnership; Mark Nordlicht is the Managing Member of Platinum Management LLC, the General Partner of this limited partnership, which is a limited liability company registered in new York. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 100,000 shares of common stock, the 100,000 shares underlying the Warrants A and the 100,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 9, 2009. The Warrants B expired on November 22, 2004. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment; and

iv.	Platinum Management LLC had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 9, 2004, we sold 50,000 restricted shares of our common stock, 50,000 Warrants A, and 50,000 Warrants B to Countrywide Partners, LLC, a Delaware limited liability company owned, managed, and controlled by Harry Adler, in exchange for $150,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 50,000 shares of common stock, the 50,000 shares underlying the Warrants A and the 50,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 9, 2009. expired on November 22, 2004. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment; and

iv.	Countrywide Partners had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 15, 2004, we sold 5,000 restricted shares of our common stock, 5,000 Warrants A, and 5,000 Warrants B to Arik Ecker in exchange for $15,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 5,000 shares of common stock, the 5,000 shares underlying the Warrants A and the 5,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 15, 2009. The Warrants B expired on November 22, 2004. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment; and

iv.	Arik Ecker had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 15, 2004, we sold 8,500 restricted shares of our common stock, 8,500 Warrants A, and 8,500 Warrants B to Zwi Ecker in exchange for $25,500. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 8,500 shares of common stock, the 8,500 shares underlying the Warrants A and the 8,500 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 15, 2009. The Warrants B expired on November 22, 2004. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment; and

iv.	Zwi Ecker had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 15, 2004, we sold 13,000 restricted shares of our common stock, 13,000 Warrants A, and 13,000 Warrants B to Simon Langbart in exchange for $39,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 13,000 shares of common stock, the 13,000 shares underlying the Warrants A and the 13,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 15, 2009. The Warrants B expired on November 22, 2004. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment; and

iv.	Simon Langbart had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 15, 2004, we sold 5,000 restricted shares of our common stock, 5,000 Warrants A, and 5,000 Warrants B to Robert Langbart in exchange for $15,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 5,000 shares of common stock, the 5,000 shares underlying the Warrants A and the 5,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 15, 2009. The Warrants B expired on November 22, 2004. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment; and

iv.	Robert Langbart had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 15, 2004, we sold 3,000 restricted shares of our common stock, 3,000 Warrants A, and 3,000 Warrants B to Michael Derman in exchange for $9,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 3,000 shares ofcommon stock, the 3,000 shares underlying the Warrants A and the 3,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 15, 2009. The Warrants B expired on November 22, 2004. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment; and

iv.	Michael Derman had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 15, 2004, we sold 7,000 restricted shares of our common stock, 7,000 Warrants A, and 7,000 Warrants B to Errol Derman in exchange for $21,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 7,000 shares of common stock, the 7,000 shares underlying the Warrants A and the 7,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 15, 2009. The Warrants B expired on November 22, 2004. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment; and

iv.	Errol Derman had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 15, 2004, we sold 8,000 restricted shares of our common stock, 8,000 Warrants A, and 8,000 Warrants B to Yuval Haim Sobel in exchange for $24,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 8,000 shares of common stock, the 8,000 shares underlying the Warrants A and the 8,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 15, 2009. The Warrants B expired on November 22, 2004. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment; and

iv.	Yuval Haim Sobel had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 15, 2004, we sold 8,000 restricted shares of our common stock, 8,000 Warrants A, and 8,000 Warrants B to Zvi Sobel in exchange for $24,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 8,000 shares of common stock, the 8,000 shares underlying the Warrants A and the 8,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 15, 2009. The Warrants B are exercisable until the earlier of 10 days after this registration statement is effective or 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange or up until the date that is 375 expired on November 22, 2004. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment; and

iv.	Zvi Sobel had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 15, 2004, we sold 8,400 restricted shares of our common stock, 8,400 Warrants A, and 8,400 Warrants B to Tenram Investments, Ltd. in exchange for $25,200. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 8,400 shares of common stock, the 8,400 shares underlying the Warrants A and the 8,400 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 15, 2009. The Warrants B expired on November 22, 2004. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment; and

iv.	Tenram Investments, Ltd. had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 15, 2004, we sold 10,000 restricted shares of our common stock, 10,000 Warrants A, and 10,000 Warrants B to Michael Zinn in exchange for $30,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 10,000 shares of common stock, the 10,000 shares underlying the Warrants A and the 10,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 15, 2009. The Warrants B expired on November 22, 2004. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

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

On January 25, 2004, we sold 20,000 restricted shares of our common stock, 20,000 Warrants A, and 20,000 Warrants B to Michael Weiss in exchange for $60,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 20,000 shares of common stock, the 20,000 shares underlying the Warrants A and the 20,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 25, 2009. The Warrants B expired on November 22, 2004. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment; and

iv.	Michael Weiss had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 30, 2004, we sold 16,667 restricted shares of our common stock, 16,667 A Warrants, and 16,667 B Warrants to Oded Levy in exchange for $50,000. Each A Warrant is exercisable into one share of common stock at an exercise price of $5.50 per share. Each B Warrant is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 16,667 shares of common stock, the 16,667 shares underlying the A Warrants and the 16,667 shares underlying the B Warrants. The A Warrants are exercisable at any time before January 30, 2009. The B Warrants expired on November 22, 2004. We paid a finders fee in the amount of $4,000 to Oberon Group, LLC, a limited liability company registered in New York, which is owned, managed and controlled by Adam Breslawsky, in connection with the sale. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment.

On January 30, 2004, we sold 66,667 restricted shares of our common stock, 66,667 A Warrants, and 66,667 B Warrants to Southridge Partners, LP, a limited partnership registered in Delaware, in exchange for $200,000. Stephen Nicks is the President of the limited partnership’s general partner, Southridge Capital Management. Each A Warrant is exercisable into one share of common stock at an exercise price of $5.50 per share. Each B Warrant is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 66,667 shares of common stock, the 66,667 shares underlying the A Warrants and the 66,667 shares underlying the B Warrants. The A Warrants are exercisable at any time before January 30, 2009. The B Warrants expired on November 22, 2004. We paid a finders fee in the amount of $16,000 to Oberon Group, LLC, a limited liability company registered in New York, which is owned, managed and controlled by Adam Breslawsky, in connection with the sale. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment; and

iv.	Southridge Partners, LP had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 30, 2004,we sold 5,000 restricted shares of our common stock, 5,000 A Warrants, and 5,000 B Warrants to Adam Breslawsky in exchange for $15,000. Each A Warrant is exercisable into one share of common stock at an exercise price of $5.50 per share. Each B Warrant is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 5,000 shares of common stock, the 5,000 shares underlying the A Warrants and the 5,000 shares underlying the B Warrants. The A Warrants are exercisable at any time before January 30, 2009. The B Warrants expired on November 22, 2004. We paid a finders fee in the amount of $1,200 to Oberon Group, LLC, a limited liability company registered in New York, which is owned, managed and controlled by Adam Breslawsky, in connection with the sale. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment; and

iv.	Adam Breslawsky had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On January 30, 2004, we sold 6,667 restricted shares of our common stock, 6,667 Warrants A, and 6,667 Warrants B to Michael Epstein in exchange for $20,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 6,667 shares of common stock, the 6,667 shares underlying the Warrants A and the 6,667 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 30, 2009. The Warrants B expired on November 22, 2004. We paid a finders fee in the amount of $1,600 to Oberon Group, LLC, a limited liability company registered in New York, which is owned, managed and controlled by Adam Breslawsky, in connection with the sale. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment

On January 30, 2004, we sold 13,334 restricted shares of our common stock, 13,334 Warrants A, and 13,334 Warrants B to Stephen Frank in exchange for $40,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 13,334 shares of common stock, the 13,334 shares underlying the Warrants A and the 13,334 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 30, 2009. The Warrants B expired on November 22, 2004. We paid a finders fee in the amount of $3,200 to Oberon Group, LLC, a limited liability company registered in New York, which is owned, managed and controlled by Adam Breslawsky, in connection with the sale. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment.

On January 30, 2004, we sold 66,667 restricted shares of our common stock, 66,667 Warrants A, and 66,667 Warrants B to Southshore Capital Fund LTD, a Cayman Islands corporation, in exchange for $200,000. Navigator Management is the Corporate Director of Southshore Capital Fund, Ltd. and the Director and control person of Navigator Management is David Sims. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 66,667 shares of common stock, the 66,667 shares underlying the Warrants A and the 66,667 shares underlying the Warrants B. The Warrants A are exercisable at any time before January 30, 2009. The Warrants B expired on November 22, 2004. We paid a finders fee in the amount of $16,000 to Oberon Group, LLC, a limited liability company registered in New York, which is owned, managed and controlled by Adam Breslawsky, in connection with the sale. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment

On February 2, 2004, we sold 500,000 restricted shares of our common stock, 500,000 Warrants A, and 500,000 Warrants B to Crestview Capital Master, LLC, a limited liability company registered in Delaware which is controlled by Richard Levy and Stuart Flink, in exchange for $1,500,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 500,000 shares of common stock, the 500,000 shares underlying the Warrants A and the 500,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before February 2, 2009. The Warrants B expired on November 22, 2004. We paid a finders fee in the amount of $120,000 to Oberon Group, LLC, a limited liability company registered in New York, which is owned, managed and controlled by Adam Breslawsky, in connection with the sale. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment.

On February 11, 2004, we sold 3,334 restricted shares of our common stock, 3,334 Warrants A, and 3,334 Warrants B to Joshua Lobel in exchange for $10,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 3,334 shares of common stock, the 3,334 shares underlying the Warrants A and the 3,334 shares underlying the Warrants B. The Warrants A are exercisable at any time before February 11, 2009. The Warrants B expired on November 22, 2004. We paid a finders fee in the amount of $800 in connection with the sale. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment; and

iv.	Joshua Lobel had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On February 11, 2004, we sold 8,334 restricted shares of our common stock, 8,334 Warrants A, and 8,334 Warrants B to Joshua Kazam in exchange for $25,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 8,334 shares of common stock, the 8,334 shares underlying the Warrants A and the 8,334 shares underlying the Warrants B. The Warrants A are exercisable at any time before February 11, 2009. The Warrants B expired on November 22, 2004. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

i.	the offer and sale did not involve a public offering;

ii.	all certificates were marked with restrictive legends;

iii.	each investor represented they were sophisticated enough to evaluate the merits of the investment; and

iv.	Joshua Kazam had a preexisting relationship with Guy Nissenson, our Principal Executive Officer and President.

On February 12, 2004, we sold 20,000 restricted shares of our common stock, 20,000 Warrants A, and 20,000 Warrants B to The Oberon Group, LLC, a limited liability company registered in New York, which is owned, managed and controlled by Adam Breslawsky, in exchange for $60,000. Each Warrant A is exercisable into one share of common stock at an exercise price of $5.50 per share. Each Warrant B is exercisable into one share of common stock at an exercise price of $3.50 per share. We agreed to register the 20,000 shares of common stock, the 20,000 shares underlying the Warrants A and the 20,000 shares underlying the Warrants B. The Warrants A are exercisable at any time before February 12, 2009. The Warrants B expired on November 22, 2004. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We believed Section 4(2) was available because:

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

In connection with our January/February 2004 private placement, we entered into agreements with selling shareholders which subject us to possible monetary penalties if we fail to remove the restrictive legends on the selling shareholder’s certificates when the shares represented by the certificates are eligible for resale. In addition, if we conduct other financing where we sell shares of our common stock at prices of less than $3.00 per share, we may be required to adjust the selling shareholder’s purchase price to the any lower price by issuing the selling shareholders additional shares of our common stock. Additionally, there are certain provisions in our agreements with selling shareholders that provide if our registration statement is not effective within a certain period of time, we will have to issue additional shares to them. Because our registration statement was declared effective only on November 12, 2004, we issued to our selling shareholders on November 17, 2004, a total of 109,716 additional shares of our common stock as liquidated damages. We are not subject to any additional penalties under the terms of these selling shareholders agreements.

Until May 2004, we issued 76,905 restricted shares of our common stock to WorldNet Global Communications Ltd. WorldNet Global Communication Ltd. had a pre-existing relationship with us as a reseller of our telecommunications services.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that we believe is relevant to our financial condition and results of operations and should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-KSB. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases “believe,” “expect,” “may,” “anticipates,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business. The terms “we,” our” or “us” are used in this discussion refer to Xfone, Inc. Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview.

We are a holding company providing international voice and data communications services provider with operations in the United States, United Kingdom and Israel, and offers a wide range of services, which include: local, long distance and international telephone services, prepaid and postpaid calling cards; cellular services; VOIP services; reselling opportunities; and email and fax broadcasting services. The Company serves customers in 75 countries across Europe, Australia, North America, South America, Asia and Africa.

On October 4, 2000, we acquired Swiftnet which had a business plan to provide comprehensive telecommunication services and products by integrating new and old products, services and ideas through one website. Swiftnet was incorporated in 1991 under the laws of the United Kingdom. Until 1999, the main revenues for Swiftnet were derived from messaging and fax broadcast services. During the year 2000, Swiftnet shifted its business focus and our focus has remained on telephony voice services offering comprehensive support packages to resellers and new services. Utilizing automation and proprietary software packages, Swiftnet’s strategy is to grow without the need of heavy investments and with lower expenses for operations and registration of new customers.

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd. On July 4, 2004 the Ministry of Communications of the State of Israel granted Xfone Communication a license to provide international telecom services in Israel. We started providing services in Israel through Xfone Communication as of December 2004.

On May 28, 2004, we entered into an agreement to acquire WS Telecom Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, through the merger of WS Telecom into our wholly owned subsidiary Xfone USA, Inc. On July 1, 2004, XFONE USA entered into a management agreement with eXpeTel which provided that Xfone USA provide management services to eXpeTel pending the consummation of the merger. The management agreement provided that all revenues generated from eXpeTel’s business operations will be assigned and transferred to Xfone USA. The term of the Agreement commenced on July 1, 2004 and continued until the consummation of the merger on March 10, 2005. Headquartered in Jackson, Mississippi, eXpeTel is a telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system. eXpeTel provides residential and business customers with high quality local and long distance services, as well as cable television and high speed Internet services to planned and multi-dwelling apartment communities in Mississippi, Alabama, Louisiana, Florida and Georgia. eXpeTel’s integrated multi-media services, combining digital voice, data and video over third-generation broadband infrastructure, are available to customers on a single itemized bill.

Our future business plans include the attempt to grow in each market where we operate by promoting additional services and creating new marketing initiatives. We shall continue to look for suitable acquisitions of businesses and companies and implement our business model that is based on automation, relatively low capital investments and low operational costs. We shall purchase and develop new equipment and technology and attempt to negotiate lower rates with carriers.

As of December 31, 2004 approximately 75% of our revenues were derived from our customers located in the United Kingdom. Our integrated revenue approach led to revenue from each source as described below and is partially driven by the activities of other revenue sources. Our revenues are dependent upon the following factors:

•	Price competition in telephone rates;

•	Demand for our services;

•	Individual economic conditions in our markets

•	Our ability to market our services

We have four major types of customers:

•	Residential — These customers either must dial a special 4 digit code to access our switch or acquire a box that dials automatically.

•	Commercial — Smaller business are treated the same as residential customers. Larger businesses’ PBX (Telephony system) units are programmed to dial the 4 digit code automatically.

•	Governmental agencies — Includes the United NationsWorld Economic Forum, the Argentine Embassy and the Israeli Embassy.

•	Resellers, such as WorldNet — We provide them with our telephone and messaging services for a wholesale price, calling cards are treated by resellers . For WorldNet we also provide the billing system.

During fiscal year 2004 our revenues are derived from the following:

•	52% from our telephone minute billing plus messaging services, including facsimile, nodal, and e-mail related services, as compared with 55% in fiscal year 2003.

•	4 % from our mobile phone services as compared with 7% for fiscal year 2003.

•	44% from calling cards as compared with 38% for fiscal year 2003.

Our future business plans for the years 2005 and 2006 include the attempt to grow in each market where we operate by promoting additional services and creating new marketing initiatives. We shall continue to look for suitable acquisitions of businesses and companies and implement our business model that is based on automation, relatively low capital investments and low operational costs. We shall purchase and develop new equipment and technology and attempt to negotiate lower rates with carriers.

In our major subsidiary Swiftnet we shall continue to provide same kind of services with some new billing alternatives to try and to attract more customers, to stronger the connection with our registered customers and to enable easy usage of our services to non registered users.

In our Israeli subsidiary we plan to focus our marketing efforts towards specific segments of the population such as the new immigrants providing them with attractive prices to their Original homeland, we intend to approach the business market by independent agents and with Original equipment manufacturers so we keep part of marketing efforts as variable cost. In the USA we plan to continue to provide the same kind services, we shall look for acquisition of local businesses and integrate the traffic through our switch and infrastructure.

Financial Information — Percentage of Revenues

	Year ended December 31
	2004	2003	2002	2001
Revenues	100.0	100.00	100.00	100.00
Cost of Revenues	-70.53	-61.36	-58.66%	-61.29%
Gross Profit	29.47%	38.64%	41.34	38.71
Operating Expenses:
Research and Development	-0.23%	-0.61%	-0.86%	-1.16%
Marketing and Selling	-14.35	-14.98%	-8.56%	-8.24%
General and Administrative	-13.89	-13.89%	-23.48%	-20.46%
Total Operating Expenses	-28.47	-29.49%	-32.90%	-29.86%
Income before Taxes	0.63%	8.76%	8.39	7.72
Net Income	0.35	5.79%	6.44	5.48

Years ended December 31, 2004 and 2003

Consolidated Statement of Operations

Revenues.     Revenues for the year ended December 31, 2004 increased 56% to £11,330,116 from £7,282,181 for the same period in 2003. The increase in our Revenues is primarily attributable to the revenues that derive from the usage of calling cards sold by our affiliate, Story Telecom and to the revenues that generated eXpetel in the USA.

All traffic generated by the Story Telecom calling cards is delivered through our systems.

The breakdown of our revenues for the year ended December 31, 2004 is reflected in the table below:

Amounts in UK sterling

	2004	2003
Telephone and messaging services	5,930,541	3,996,732
Mobile phones	480,451	503,475
Calling Cards	4,919,124	2,781,924
Total	11,332,116	7,282,184

Because both have similar economic characteristics, such as prices that we charge and the nature of the services, we have combined residential and commercial customers as one segment.

The following table reflects a breakdown of our Revenues according to cost of revenues characteristics and major resellers:

	2004	2003
Regular telephony voice service
and others:	£5,861,345	£4,015,448
Story Telecom	£4,778,564	£2,715,231
WorldNet	£698,832	£551,502
Total Revenues	£11,330,116	£7,282,181

Story telecom contributed 42% of our revenues for the year ended December 31, 2004 as compared with 37% for the same period of 2003. The 1,845,897 (45%) growth in the regular telephony services is mainly attributable to 1,598,344 UKP revenues that was generated in the new US market.

As we started operations in Israel only in December 2004 only 9,244 UKP have been Recorded as revenues from the Israeli market.

For the year ended December 31, 2004 approximately 8% of our revenues were generated by our affiliated entity, Auracall, as compared with approximately 4.4% for the same period of 2003.

We believe that during the year 2005 our new subsidiaries in Israel and the US will generate a greater part of our revenues and will have a major contribution to our expected growth.

In Swiftnet same type of services and customers will continue to generate most of our Revenues. We will offer some new services and billing alternatives to stronger the connection with our registered customers and to enable easy usage of our services to non registered users. Our agreement with resellers can be terminated within a relatively short notice of 7-60 days. Our largest non affiliated reseller is Worldnet that generated approximately 6% of our Revenues in 2004, Worldnet can terminate the agreement with a 7 days notice, which would adversely affect our Revenues. We have approximately 20 additional active resellers, none of which generated more that 3% of our annual revenues. We anticipate that Worldnet will continue to contribute approximately the same amount of UK Pounds to our Revenues.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues increased 56% to £7,991,375 for the year ended December 31, 2004, from (pound) 4,468,420 for the year ended December 31, 2003, representing 70.5% and 61.4% of the total revenues for the year ended December 31, 2004 and December 31, 2003, respectively. The increase in the cost of revenues as a percentage of revenues is attributable to the increase of our revenues that derive from the Story Telecom project that currently focuses on Calling Cards services. The Story Telecom Project, which accounts for approximately 42% of our Revenues in the year ended December 31, 2004 and 36% in the year ended December 31, 2003, our cost of revenues as a percentage of revenues related to Story Telecom project is approximately 94% and for Worldnet is 55%, while the cost of revenues as a percentage of the rest of our revenues was 52% for the year ended December 31, 2004 and 36% for the year ended December 31, 2003. This increase of the cost of revenues as a percentage of revenues for non Story Telecom related revenues is mainly attributable to the 55% cost of revenues in our new US market.

Cost of revenues breakdown:

	2004	2003
Regular Telephony Services and others	2,398,938	1,603,774
Story Telecom	4,508,079	2,561,320
Worldnet	384,358	303,326
Total:	£7,991,375	£4,468,420

Cost of Revenues attributable to our affiliated entity, Auracall, Ltd. were approximately 3.2% of the total cost of revenues for the year ended December 31, 2004 as compared with approximately 2.8% for the year ended December 31, 2003.

Cost of revenues attributable to Story Telecom accounted for 56% of our total cost of revenues for the year ended December 31, 2004 and 2003.

Should revenues that derive from the Story Telecom calling cards , Worldnet and Xfone USA grow faster than our other business segments, our Cost of Revenues as a percentage of Revenues will continue to increase. If market conditions, such as lower prices proposed by competitors in the market, forces us to lower the prices that we charge our customers, our cost of revenues as percentage of revenues will increase.

Research and Development. Research and development expenses were £25,945 and £44,553 for the year ended December 31, 2004 and 2003, respectively. These expenses consist of labor costs of our research and development manager and other related costs. Main developments relate to the maintenance of the Xfone web site and its interconnections, the upgrade of software for our telephone platforms, billing systems, messaging services and the resellers support package.

Marketing and Selling Expenses. Marketing and selling expenses increased to £1,626,288 from £1,091,012 for the year ended December 31, 2004 and 2003, respectively. Marketing and selling expenses as percentage of revenues were 14.4% and 15% for the year ended December 31, 2004 and 2003, respectively. Marketing expenses consist of salaries of related personnel, commissions related activities, including commissions for agents that promote, through our customer British Telecom, the usage of non geographical numbers similar to 1-800 or 1-900 with no specific geographical place. The marketing and selling expenses include £ 30,623 that were incurred by our Israeli subsidiary that started operation in December 2004. For the year ended December 31, 2004 we paid commissions to our affiliated company Auracall in the amount of UKP496,822. For year ended December 31, 2003 commissions paid to Auracall amounted to UKP171,234 The increase in the percentage of total commissions is attributable to growth in the Revenues generated by Auracall.

General and Administrative Expenses. General and administrative expenses increased to £ 1,573,726 from £1,011,829 for the year ended December 31, 2004 from £ for the year ended December 31, 2003. As a percentage of revenues, general and administrative expenses kept the level of 13.9% for the year ended December 31, 2004 compared to 13.9% for the year ended December 31, 2003. The increase in our general and administrative expenses is mainly attributable to: (a) expenses in the amount of £ incurred by our Israeli subsidiary in the process of establishing the company and its operations, and (b) expenses incurred in the US.

Our bad debt increased by £ 15,801 to £ 125,333, most of the bad debt allowance is attributable to two of our customers having filed for bankruptcy during 2002.

Financing Expenses. Financing expenses, net, increased to £ 83,403 for the year ended December 31, 2004 from £44,284 for the year ended December 31, 2003.

Equity in income of affiliated company. Equity income from Auracall amounted to £ 20,885 reflecting our 47.5% portion in our affiliated company Auracall.

Income before Taxes. Income before taxes for the year ended December 31, 2004 decreased by 89% to £71,392 from £637,901 for the year ended December 31, 2003. The decrease of the income before taxes is attributable primarily to the decrease in our gross profit margin from 39% to 29.5% and to app £ 100,000 incurred in the establishment of our Israeli subsidiary.

Taxes on Income. United Kingdom companies are usually subject to income tax at the corporate rate of 20%-30%. Taxes on income for the year ended December 31, 2004, amounted to £ 31,518 which represents 44% of the income before taxes as compared with £216,456 for the year ended December 31, 2002 that represents 34% of the income before taxes. The increase in the percentage of taxes on such income before taxes is attributable primarily to the income that derived from of our US activity.

Net Income. Net income for the year ended December 31, 2004 was £ 39,874 as compared to £421,445 for the year ended December 31, 2003.

Earning per share

The earning per share of common stock for the year ended December 31, 2004 was £ 0.007 for basic 5,998,252 weighted average shares and £ 0.005 for diluted 8,632,950 shares. Earning per share for the year ended December 31, 2003 £0.08 for the basic weighted average 5,089,286 shares and £0.08 for diluted number of shares.

Balance Sheet

Current Assets. Current assets amounted to £ 3,886,034 as of December 30, 2004 as compared to £2,635,846 as of December 31, 2003. This increase in our current assets is mainly attributable to the growth of £1,007,624 in the account receivables. Our cash positions for December 31, 2004 were £ 797,097 compared with £ 977,008 for year ended December 31, 2003. As of December 31, 2004 48% of our account receivables relate to our affiliated company, Story Telecom as compared with 34% for December 31, 2003. The 48% of our receivables is due to the fact that 42% of our revenues are generated by Story Telecom.

We provided Story Telecom a shareholder loan that balanced £15,960 and £14,725 for years ended December 31, 2003 and 2002 respectively.

As of December 31, 2004 we owe to our Affiliated Auracall for commissions Related to revenues generated for us by Auracall.

Loan to Shareholder. Loan to the shareholder, Mr. Keinan our Chairman of the Board of Directors amounted to £ 247,931 as of December 31, 2004, as compared to £286,736 as of December 31, 2003. The decrease represents a repayment of £38,805. Out of the total amount, £123,695 are classified as current assets as Mr. Keinan agreed with the company to repay this amount during fiscal year 2005 and the remaining 123,966 during fiscal year 2005.

Fixed assets. Fixed assets after accumulated depreciation increased to £ 1,255,293 as of December 31, 2004 as compared with £421,715 as of December 31, 2003. Growth in fixed assets reflects our £ 644,552 investments in equipment and systems in our new Israeli subsidiary.

Current Liabilities. As of December 31, 2004, current liabilities increased to £2,479,429 as compared with £2,174,283 as of December 31, 2003.

The increase in our current liabilities results mainly from an increase of £397,938 in our trade payables attributable to the growth in our revenues.

Liquidity and Capital resources.

Cash as of December 31, 2004 amounted to £ 797,097 as compared with £977,008 for the year ended December 31, 2003 a decrease of £179,911.

Net cash used by operating activities for the Twelve month ended December 31, 2004 was £1,011,980. The cash used by operating activities was mainly attributable to the £1,485,537 increase in our trade and other receivables.

During fiscal year 2004 we used £693,721 for the purchase of capital equipment and other assets and additional £ 187,357 for the repayment of capital lease obligations. Our capital investments are primarily for the purchase of equipment and software for services that we provide or intend to provide.

Capital lease obligations: We are lessee of switching and telecom equipment under capital leases expiring in various years through 2007, the minimum lease payments are:

Fiscal year 2005	£164,079
Fiscal year 2006	117,961
Fiscal year 2007	33,674

In the fiscal year 2005 we may procure additional equipment to enhance our capacity in the UK, Israel and the US for the amount of app £300,000. In case that we manage to establish or acquire an operation in a new country, we anticipate an investment of approximately £600,000 in equipment, infrastructure and software.

We shall continue to finance our operations and fund the current commitments for capital expenditures mainly from the cash provided from operating activities. During January and February 2004 we completed a private placement in which we raised gross proceeds that amounted to $2,907,711. Net new cash proceeds of the Financing, approximately $2.3 million are used and are expected to be used for general working capital and investment in equipment and for providing working capital to our US and Israeli subsidiaries.

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd. We own now 69%% of Xfone Communication. On July 4, 2004 the Ministry of Communications of the state of Israel granted Xfone Communication a license to provide international telecom services in Israel. We started providing services in Israel through Xfone Communication by December, 2004.

On May 28, 2004, we entered into an agreement to acquire WS Telecom Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, through the merger of WS Telecom into our wholly owned subsidiary Xfone USA, Inc. We anticipate that this acquisition will require approximately $1,000,000 for working capital.

On July 1, 2004, we entered into a management agreement which provides that Xfone USA will provide management services to WS Telecom pending the consummation of the merger. The management agreement provides that all revenues generated from WS Telecom’s business operations will be assigned and transferred to Xfone USA.

Our Israel based subsidiary, Xfone Communication Ltd., received a credit facility from Bank Hapoalim B.M. in Israel to finance its activities. The credit facility includes a 10 Million NIS (New Israeli Shekel)(approx £1.2M) Bank Guarantee in favor of the Government of Israel, a revolving credit line of 1 million NIS and an on call short term credit line of 850,000 NIS (approx £100,000. In addition, the bank made available for Xfone Communication a long term facility of 3,150,000 NIS (approx £380,000) to procure equipment. As of November 12, 2004, we secured the credit facility with, a floating charge on Xfone Communication’s assets, a fixed charge on Xfone Communication’s switch and a personal collateral by Mr.Keinan. In addition, we, Swiftnet Limited and H.S.N. Communication Investments Ltd. issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone Communication towards the bank.

As of December 31, 2004 we used the Bank Guarantee and approximately £500,000.

We believe that our future cash flow from operations together with our current cash will be sufficient to finance our operation activities through the years 2005 and 2006.

We will consider raising additional capital through a public or private placement to fund possible acquisitions and business development activities and for working capital.

Impact of Inflation and Currency Fluctuations.

As of December 31, 2004 our main functional currency remains the U.K. Pound, we do business also with U.S. Dollars. Following the acquisition of our US subsidiary we shall have a bigger part of our business in US Dollars. In addition we started to do business in Israel with the Israeli currency. App 50% of the direct Traffic costs in Israel are in UKP and the rest in NIS (New Israeli Shekel)

Most of our revenues and current assets are in British Pounds, the long-term liabilities and loan to a shareholder are all in U.K. Pounds and US Dollars. Major part of our cash is in U.S. Dollars.

Our cost of revenues is in British Pounds and Dollars, App 50% of the direct Traffic costs in Israel are in UKP and the rest in NIS (New Israeli Shekel).

Most of our liabilities, operating and financing expenses are in U.K. Pounds. The remainder of the assets, liabilities, revenues and expenditures are in U.S. Dollars and New Israeli Shekels. We anticipate that during 2005 the British Pound will be the main functional currency although the portion of Dollars and New Israeli Shekel will be bigger.

A devaluation of the British Pound or the NIS in relation to the U.S. Dollar will have the effect of decreasing the Dollar value of all assets or liabilities that are in British Pounds or NIS.

Conversely, any increase in the value of the U.K. Pound in relation to the Dollar has the effect of increasing the Dollar value of all U.K. Pounds assets and the Dollar amounts of any U.K. liabilities and expenses.

Inflation in any of the countries where we operate would affect our operational results if we shall not be able to match our Revenues with growing expenses caused by inflation.

If rate of inflation will cause a raise in salaries or other expenses and the market conditions will not allow us to raise prices proportionally, it will have a negative effect on the value of our assets and on our potential profitability.

ITEM 7. FINANCIAL STATEMENTS

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

CONTENTS

PAGE
REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM	F-1
Balance Sheet	F-2 - F-3
Statements of Operations	F- 4
Statement of Changes in Shareholders' Equity	F-5
Statements of Cash Flows	F-6 - F-7
Notes to Consolidated Financial Statements	F-8 - F-37

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Xfone, Inc.

We have audited the accompanying consolidated balance sheet of Xfone, Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Xfone, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Chaifetz & Schreiber, P.C. BY: /s/ Chaifetz & Schreiber, P.C. —————————————— Chaifetz & Schreiber, P.C. 21 Harbor Park Drive N. Port Washington, NY 11050 March 31, 2005

Xfone, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

	December 31, 2004	December 31, 2004 Convenience translation into U.S.$
Current assets
Cash	£797,097	$1,538,397
Accounts receivable, net	2,271,448	4,383,895
Prepaid expenses, other receivables	693,524	1,338,501
Loan to shareholder	123,965	239,252

Total Current Assets	3,886,034	7,500,045

Loan to shareholder	123,966	239,254

Investments	20,885	40,308

Fixed assets
Cost	1,516,854	2,927,528
Less - accumulated depreciation	(261,561)	(504,813)

Total fixed assets	1,255,293	2,422,715

Other assets	57,106	110,215

Total assets	£5,343,284	$10,312,537

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

	December 31, 2004	December 31, 2004 Convenience translation into U.S.$
Current liabilities
Notes payable - current portion	£72,041	$139,039
Trade payables	2,035,368	3,928,260
Other liabilities and accrued expenses	224,032	432,382
Obligations under capital leases - current portion	147,988	285,617

Total current liabilities	2,479,429	4,785,298
Deferred taxes	52	101
Notes payable	509,867	984,043
Obligation under capital leases	141,944	273,952

Total liabilities	£3,131,292	$6,043,394

Commitments and Contingencies
Shareholders' equity
Preferred stock - 50,000,000 shares authorized, none issued
Common stock:
25,000,000 shares authorized,(pound).0006896 par value;
6,220,871 issued and outstanding	4,290	8,279
Foreign currency translation adjustment	1,210	2,335
Contributions in excess of par value	1,373,556	2,650,963
Retained earnings	832,936	1,607,566

Total shareholders' equity	2,211,992	4,269,143

Total liabilities and shareholders' equity	£5,343,284	$10,312,537

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Years Ended December 31,
	2004	2003	2004	2003
			Convenience translation into U.S.$
Revenues	£11,330,116	£7,282,181	$21,867,124	$14,054,609
Cost of revenues	(7,991,375)	(4,468,420)	(15,423,353)	(8,624,051)

Gross profit	3,338,741	2,813,761	6,443,771	5,430,558

Operating expenses:
Research and development	(25,945)	(44,553)	(50,074)	(85,987)
Marketing and selling	(1,626,288)	(1,091,012)	(3,138,736)	(2,105,653)
General and administrative	(1,573,726)	(1,011,829)	(3,037,291)	(1,952,830)

Total operating expenses	(3,225,959)	(2,147,394)	(6,226,101)	(4,144,470)

Operating profit	112,782	666,367	217,670	1,286,087
Financing expenses - net	(83,403)	(44,283)	(160,968)	(85,466)
Other income	21,128	15,817	40,777	30,527

Income before taxes	50,507	637,901	97,480	1,231,148
Equity in income of affiliated company	20,885	--	40,308	--

Income before taxes	71,392	637,901	137,788	1,231,148
Taxes on income	(31,518)	(216,456)	(60,830)	(417,760)

Net income	£39,874	£421,445	$76,958	$813,388

Ernings Per Share:
Basic	£0.007	£0.080	$0.013	$0.154

Diluted	£0.005	£0.080	$0.009	$0.154

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number of Ordinary Shares	Share Capital	Contributions in excess of par value	Foreign Currency translation adjustments	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2003	5,060,889	£3,490	£180,219	--	£457,887	£641,596
Issuance of shares	56,795	40	13,295	--	--	13,335
Net income	--	--	--	--	421,445	421,445
Dividend payable	--	--	--	--	(86,270)	(86,270)

Balance at December 31, 2003	5,117,684	£3,530	£193,514	--	£793,062	£990,106

Balance at January 1, 2004	5,117,684	£3,530	£193,514	--	£793,062	£990,106
Issuance of shares	1,103,187	760	1,180,042	--	--	1,180,802
Currency translation	--	--	--	1,210	--	1,210
Net income	--	--	--	--	39,874	39,874
Dividend payable	--	--	--	--	--	--

Balance at December 31, 2004	6,220,871	£4,290	£1,373,556	£1,210	£832,936	£2,211,992

Convenience translation into U.S.$:
Balance at January 1, 2004	5,117,684	$6,495	$356,066	--	$1,459,234	1,821,795
Issuance of shares	1,103,187	1,467	2,277,481	--	--	2,278,948
Currency translation	--	--	--	2,335	--	2,335
Net income	--	--	--	--	76,957	76,957
Change of currency rates	--	317	17,416	--	71,375	89,108
Dividend payable	--	--	--	--	--	--

Balance at December 31, 2004	6,220,871	$8,279	$2,650,963	$2,335	$1,607,566	$4,269,143

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Years Ended December 31,
	2004	2003	2004	2003
			Convenience translation into U.S.$
Cash flow from operating activities
Net income	£39,874	£421,445	$76,957	$813,389
Adjustments to reconcile net income to net
cash (used in) provided by operating activities	(1,011,980)	298,159	(1,953,121)	575,447

Net cash (used in) provided by operating activities	(972,106)	719,604	(1,876,164)	1,388,836

Cash flow from investing activities
Purchase of other assets	(57,816)	--	(111,585)	--
Purchase of equipment	(635,905)	(108,270)	(1,227,297)	(208,961)
Proceeds from sale of fixed assets	--	3,500	--	6,755

Net cash used in investing activities	(693,721)	(104,770)	(1,338,882)	(202,206)

Cash flow from financing activities
Proceeds from long term loans from banks and others	578,741	(4,001)	1,116,970	(7,722)
Repayment of capital lease obligation	(187,357)	(55,862)	(361,599)	(107,814)
Proceeds from issuance of common stock	1,180,802	13,335	2,278,948	25,737
Dividend paid	(86,270)	(63,261)	(166,501)	(122,094)

Net cash provided by (used in) financing activities	1,485,916	(109,789)	2,867,818	(211,893)

Net (decrease) increase in cash	(179,911)	505,045	(347,227)	974,737
Cash, beginning of year	977,008	471,963	1,885,625	910,889

Cash, at end of year	£797,097	£977,008	$1,538,397	$1,885,626

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Income taxes	£261,896	£14,044	$505,459	$27,105

Interest	£30,347	£11,213	$58,570	$21,641

Supplemental Schedule of Noncash Investing and Financing Activities:
For the year ended December 31:

	2004	2003	2004	2003
			Convenience translation into U.S.$
Acquired equipment under capital lease obligation	£319,953	£86,316	$617,509	$166,590
Issuance of shares of common stock for
Compensation for professional services	--	--
Number of shares	37,500	--	37,500	--
Amount	£60,120	--	$116,032	--

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Contd.)

	Years Ended December 31,		Years Ended December 31,
	2004	2003	2004	2003
			Convenience translation into U.S.$
Depreciation and amortization	£124,200	£89,592	$239,706	$172,913
Bad debt expense	125,333	109,532	241,894	211,397
Stock issued for professional services	--	--	--	--

	249,533	199,124	481,600	384,310

Changes in assets and liabilities:
Increase in trade receivables	(1,132,957)	(412,627)	(2,186,608)	(796,370)
Increase in other receivables	(352,580)	(160,359)	(680,479)	(309,493)
Decrease in shareholder loans	38,805	16,394	74,894	31,640
Equity in earnings of investments	(20,885)	--	(40,308)	--
Decrease in trade payables	397,938	461,247	768,020	890,207
Decrease (increase) in other payables	(155,777)	183,271	(300,650)	353,713
Increase (decrease) in deferred taxes	(36,057)	11,109	(69,590)	21,440

	(1,261,513)	99,035	(2,434,721)	191,137

Total adjustments	£(1,011,980)	£298,159	$(1,953,121)	$575,447

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Business

A.	Xfone, Inc. (“Xfone”) was incorporated in Nevada, U.S.A. in September, 2000 and is a provider of long distance voice and data telecommunications services, primarily in the United Kingdom.

The Company’ s holdings in subsidiaries are as follows:
Swiftnet Limited (“Swiftnet”) – wholly owned U.K. subsidiary
Xfone U.S.A. Inc. (“Xfone U.S.A.”) located in Mississippi – wholly owned subsidiary.
Xfone 018 Ltd. formerly Xfone Communication Ltd., and Israeli company ("Xfone Israel") - in which the Company holds a 74% ownership share.

The Company entered into an agreement to acquire WS Telecom Inc. a Mississippi corporation, that provides telecommunication services in the southeastern United States. Xfone U.S.A. is managing WS Telecom Inc. under a management agreement (see Note 19). The financial statements consolidate the operations of Xfone, Swiftnet Limited, Xfone Israel and Xfone U.S.A. – (collectively the “Company”).

B.	The financial statements of the Company have been prepared in Sterling (“£”) since this is the currency of the prime economic environment, the U.K., in which the operations of the Company are conducted.

C.	The financial statements have been translated into U.S. dollars using the rate of exchange of the U.S. dollar at December 31, 2004. The translation was made solely for the convenience of the readers. It should be noted that the £ figures do not necessarily represent the current cost amounts of the various elements presented and that the translated U.S. dollar figures should not be construed as a representation that the £ currency amounts actually represented, or could be converted into, U.S. dollars. The representative rate of exchange of the £ at December 31, 2004 was £1 = 1.93 U.S.$.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 2 — Significant Accounting Policies

The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are as follows:

A.	Principles of Consolidation and Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

A	minority interest in the loss of a subsidiary will cease to be recorded when it’s respective equity interest is reduced to zero and below. Such unrecorded minority losses will only be recorded as the respective subsidiary’s future profits exceed cumulative unrecorded losses.

B.	Accounts Receivable

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

At December 31, 2004 the accounts receivable are presented net of an allowance for doubtful accounts of £268,326.

C.	Investments

Investments in affiliates over which we have a significant influence, but not a controlling interest, are accounted for using the equity method of accounting. All equity investments are periodically reviewed to determine if declines in fair value below cost basis are other than temporary. If the decline in fair value is determined to be other than temporary, an impairment loss is recorded and the investment is written down to a new carrying value. In case of losses the equity of such investments is reduced to zero.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 2 — Significant Accounting Policies (Cont.)

D.	Equipment

Equipment is stated at cost. Depreciation is calculated by the declining balance method over the estimated useful lives of the assets. Annual rates of depreciation are as follows:

	Method	Useful Life
Switching equipment	straight line	10 years
Machinery and equipment	reducing balance and straight line	3-4 years
Furniture and fixtures	reducing balance and straight line	4-14 years
Motor vehicles	reducing balance	4 years

E.	Other Intangible Assets

Other intangible assets with determinable lives consist of license for communication services and are amortized over the 20 year term of the license.

F.	Long-Lived Assets

We periodically evaluate the recoverability of the carrying amount of long-lived assets (including property, plant and equipment, and intangible assets with determinable lives) whenever event or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We evaluate events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and, economic projections and anticipated cash flows. An impairment, if any, is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. We also continually evaluate the estimated useful lives of all long-lived assets and periodically revise such estimates based on current events.

G.	Revenue Recognition

The Company’s source of revenues results from charges to customers for the call minutes they use while on the Company’s telecommunications system. Such revenues are recognized at the time this service is rendered. Amounts prepaid by customers are deferred and recorded as a liability and then recorded as revenue when the customer utilizes the service. Messaging services customers are being charged on a per minute basis, per fax page or email. Commissions to agents are accounted as marketing costs for the Company.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 2 - Significant Accounting Policies (Cont.)

H.	Reclassification

Certain reclassification of 2003 amounts have been made to conform to the 2004 presentation.

I.	Use of Estimates

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

J.	Earnings Per Share

Basic earning per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

K.	Income Taxes

Deferred tax liabilities or assets reflect temporarily differences between amounts of assets and liabilities for financial and tax reporting and are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse.

L.	Stock-Based Compensation

The Company accounts for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. Pro forma information (see Note 12) regarding the Company’s net income and net earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 2 - Significant Accounting Policies (Cont.)

M.	Foreign Currency Translation

Assets and liabilities of subsidiaries operating outside United Kingdom with a functional currency other than Pound are translated into Pounds using year end exchange rates, costs and expenses are translated at the average exchange rate effective during the year. Foreign currency translation gains and losses are included in the shareholders equity section.

N.	Recent Accounting Pronouncements G.

In December 2004, the FASB issued statement of financial Accounting Standards No. 123 (revised) ” Share based payments (revised 2004)” (SFAS 123R) requiring that the compensation cost relating to share based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R is effective as of the first interim or annual reporting period beginning after December 15, 2005. We currently expect that the adoption of SFAS 123R will reduce 2005 diluted earnings by £.08 to £.09 per share.

In January 2003, the FASB issued FIN 46, which provides guidance on consolidation of variable interest entities. In December 2003, the FASB referred the effective date of FIN 46 for certain variable interest entities (non special purpose entities) until the first quarter of 2004. The provisions of FIN 46 do not have effect on the consolidated financial statements.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 3 — Prepaid Expenses, Other Receivables and Deposits

	December 31, 2004	December 31, 2004
		Convenience translation into U.S.$
Prepaid acquisition costs	£130,143	$251,176
Other prepaid expenses	184,781	356,627
Due from Swiftglobal, Limited (nonaffiliated entity)	24,363	47,021
Due from Story Ltd. (affiliated entity)	15,960	30,803
Due from WS Telecom Inc.	142,429	274,888
Other receivables	195,848	377,986

	£693,524	$1,338,501

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

Note 4 - Loan to the Chairman of the Board and Shareholder

The Company has a non-interest bearing loan of £247,931 due from shareholders. Which has been classified as noncurrent and is to be repaid as follows.:

		Convenience translation into US$
2005	£123,965	$239,252
2006	123,966	239,254

	£247,931	$478,506

Note 5 — Fixed Assets

	December 31, 2004	December 31, 2004
		Convenience translation into U.S.$
Prepaid acquisition costs	£130,143	$251,176
Cost
Equipment held under capital lease	£656,781	$1,267,587
Office furniture and equipment	46,187	89,141
Development costs	92,815	179,133
Compuer equipment	721,071	1,391,667

	£1,516,854	$2,927,528

Accumulated Depreciation under capital lease
Equipment held under capital lease	£125,630	$242,466
Office furniture and equipment	14,693	28,358
Development costs	35,226	67,986
Computer equipment	86,012	166,003

	£261,561	$504,813

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 6 — Investments

The Company has investments in two business ventures as follows: 47 1/2% of Auracall Limited (“Auracall”) and 40% of Story Telecom Ltd. (“Story”), both start up entities in the U.K. Through December 31, 2004, the cumulative net loss of Story has exceeded the Company’s investments therein, Accordingly, such investments have been reduced to zero. Story and Auracall Limited buy their telecommunications services they resell, from the Company.

Note 7 — Other Assets

	December 31, 2004	December 31, 2004
		Convenience translation into U.S.$
Prepaid acquisition costs	£130,143	$251,176
Cost	£57,816	$111,585
Accumulated amortization	710	1,370

	£57,106	$110,215

During 2004, the Company acquired a communication license for operating Xfone Israel at a cost of £57,816, which is being amortized over 20 year term of the license.

Note 8 — Other Liabilities and Accrued Expenses

	December 31, 2004	December 31, 2004
		Convenience translation into U.S.$
Prepaid acquisition costs	£130,143	$251,176
Corporate taxes	£81,412	$157,125
Professional fees	85,226	164,487
Payroll and other taxes	17,901	34,549
Others	39,493	76,221

	£224,032	$432,382

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 9 — Notes Payable

	December 31, 2004	December 31, 2004
		Convenience translation into U.S.$
Prepaid acquisition costs	£130,143	$251,176
First National Finance - maturity 2005, annual	£2,000	$3,860
Interest rate 7.16%
Newcourt - maturity 2004-5, annual interest rate 7.16%	1,167	2,252
Bank Hapoalim - maturity, October 2009
annual interest of the bank's prime rate
plus 1%, payable in 58 equal payments of
Pound 7,654 including interest	380,497	734,359
Shareholder (minority interest holder) due and payable, November 2008
annual interest at Israeli consumer price index plus 4%	198,244	382,611

	581,908	1,123,082
Less current portion	72,041	139,039

	£509,867	$984,043

Five years maturity of long term debts is as follows:

		Convenience translation into US$
December 31,
2005	£72,041	$139,039
2006	73,560	141,971
2007	78,564	151,629
2008	282,153	544,555
2009	75,590	145,888

	£581,908	$1,123,082

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 10 — Capital Lease Obligations

The Company is the lessee of switching and other equipment under capital leases expiring in various years through 2007. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2004.

Minimum future lease payments under capital leases as of December 31, 2004 for each of the next four years are:

		Convenience translation into US$
December 31,
2005	£164,079	$316,672
2006	117,961	227,665
2007	33,674	64,991

Total minimum lease payments	315,714	609,328
Less: amount representing interest	(25,782)	(49,759)

Present value of net minimum lease payment	£289,932	$559,569

Interest	rates on capitalized leases vary up to 9.6%, per annum.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 11 — Income Taxes

The	Company does not file consolidated tax returns.

The	following table reflects the Company’s deferred tax assets and (liabilities) at December 31, 2004:

		Convenience translation into US$
Defered tax liabilities:	£27,103	$52,309
Accelerated tax writeoff of fixed assets
Deferred tax assets:
Allowance for doubtful debts	27,051	52,208

Net deferred taxes liabilities	£52	$101

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 11 — Income Taxes (cont.)

The provision for income taxes differs from the amount computed by applying the statutory income tax rates to income before taxes as follows:

	Years Ended December 31,		Years Ended December 31,
	2004	2003	2004	2003
			Convenience translation into U.S.$
Income tax computed at statutory rate	£17,969	£160,550	$34,680	$309,862
Effect of tax authority adjustments	11,601	12,435	22,390	24,000
Other	--	1,638	--	3,161
Effect of permanent differences (including	--
effect of nonconsolidated tax filings)	1,948	42,656	3,760	82,326
Utilization of net operating loss	--	(823)	--	(1,589)

Provision for income taxes	£31,518	£216,456	$60,830	$417,760

Note 12 — Commitments & Contingencies

Xfone entered into an agreement with an investor in Israel, whereby the later purchased 26% interest in Xfone Israel owned by an existing shareholder through providing a bank guarantee of £1,203,731 ($2,321,116) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by the Company. As part of the agreement, the Company agreed to indemnify the investor for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone, provided that the said act or omission is performed against the opinion of the investor or without his knowledge. Further, the Company agreed that if at the end of the first two years of Xfone Israel business activity, its revenues shall be less than £1,037,200 ($2,000,000), or if it shall cease business activity (at any time), the Company shall secure the return of the bank guarantee to the investor.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 13 — Capital Structure, Stock Options

In connection with a Stock Purchase Agreement, clarified on July 30, 2001, Campbeltown Business Limited (“Campbeltown”), an entity owned by the Nissenson family including the Company’s President and principal Executive Officer, a shareholder, holds options from the Company and one of its directors to purchase 500,000 additional shares of the Company for the amount of $200,000. This transaction can be executed either by the Company issuing new shares, or by the director selling his private shares as long as he has an adequate amount of shares, as the director will decide. This option will expire on December 31, 2005.

The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The common stock has no pre-emptive or conversion rights or other subscription rights. There are no sinking fund provisions applicable to the common stock.

During January 2004, the Company issued 17,500 shares and 17,500 Warrants A, and 17,500 Warrants B for consulting services. In addition the Company granted 100,000 Warrants A for legal services. During February 2004, the Company granted 50,000 Warrants A for consulting services.

On February 12, 2004, the Company closed an offering of 986,737 restricted shares of common stock, with 1,136,737 Warrants A and 986,737 Warrants B. The Company sold 969,237 shares of common stock with a Warrants A and B attached for aggregate proceeds of £1,580,278. Costs associated with this funding were £433,051 from the proceeds of the offering and an additional 150,000 Warrant A, valued at 33,179. Each Warrant A, which is not freely transferable, entitles the owner to purchase one share, until not later than January/February 2009 at an exercise price of $5.50. Each Warrant B, which is not freely transferable, entitles the owner to purchase one share, until not later than until the earlier of 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange. The Warrants B are exercisable at an exercise price of $3.50. Warrants B were expired on November 2004 according to the warrants terms. The Company sold shares with attached Warrants A and B to a total of 16 persons and 8 entities.

The offering agreement requires the Company is issue additional shares for nil consideration to the participants of the offering under certain conditions, as defined. Accordingly, on November 17, 2004, the Company issued 109,716 shares according to this agreement.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 13 — Capital Structure, Stock Options (cont.)

The following restricted stock was issued, in Pounds during 2004:

Month Issued	Number of Shares	Price Per share	Share capital	Contributions in excess of par Value	Total issue Price
February	986,737	1.628	£680.00	£1,605,728	£1,606,408
Cost of issuance in February				(433,051)	(433,051)
May	3,000	1.618	2	4,852	4,854
July	3,734	0.694	2	2,589	2,591
November	109,716		76	(76)	0

	1,103,187		£760.00	£1,180,042	£1,180,802

Stock Option Plan

In November 2004, the Company’s board of directors approved the adoption of the principal items forming the Company’s 2004 stock option plan (The “Plan”) for the benefit of employees, officers, directors, consultants and subcontractors of the Company including it’s subsidiaries.

The purpose of the Plan is to enable the Company to attract and retain the best available personnel for positions of substantial responsibility, to ,provide an incentive to such persons presently engaged with the Company and to promote the success of the Company business.

The Plan will provide for the grant of options an aggregate of 5,500,000 shares of the Company’s common stock. The Plan shall be administered by the board to determine the persons to whom options are granted, the number of options that are granted, the number of shares to be covered by each option, the options may be exercised and whether the options is an incentive or non-statutory option.

At November 24, 2004 3,200,000 options were granted under the plan described above according to the following terms:

Option exercise price — $3.5, vesting date – 12 month from the date of grant, expiration date – 5 years from the vesting date.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 13 — Capital Structure, Stock Options (cont.)

Stock Option Plan (cont..)

Transactions related to the above Plan during the period ending December 31, 2004 were as follows:

	2004	Exercise price
Options outstanding at the beginning of the period	--	--
Granted	3,200,000	$3.50
Forfeited	--	--
Options outstanding at the end of the period	3,200,000	$3.50
Exercised at end of the period	--	--
Weighted average fair value of options granted	--	$0.427

The following table summarize information about options outstanding and exercisable at December 31, 2004:

	Options Outstanding
Price range	Number outstanding 12.31.2004	Average remaining life (years)	Average exercise price
$3.50	3,200,000	6	$3.50

Xfone, Inc. and Subsidiaries

Note 13 — Capital Structure, Stock Options (cont)

Stock Option Plan (cont.)

The Company accounts for stock options plan grants to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Under APB No. 25, there is no compensation cost recognized for the Company’s stock option plan, because the options granted under the plan have an exercise price greater than the market value of the underlying stock at the grant date. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended, allows, but does not require companies to record compensation cost for fixed stock option plans using a fair value based method. As permitted by SFAS No. 123, the Company elected to account for compensation cost for the stock option plan using the intrinsic value based method under APB No. 25. See Recent Accounting Pronouncements section of this Note for discussion of recently issued rules regarding accounting for share-based payments. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123. The fair value of the options granted was estimated on the date of grant using Black-Scholes option pricing model.

Proforma reporting based on the fair value method

	Period Ended December 31, 2004
	Reported	Proforma
Cost of compensation - net	£ --	£ 708,615
Net income (loss) for the period	39,874	(668,741)
Basic net earnings (loss) per share	0.007	(0.111)
Diluted net earning (loss) per share	0.005	(0.077)

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 14 — Earnings Per Share

	Year Ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Weighted Average Per Share Amounts	Per Share Amounts
			Convenience translation into U.S. $
Net Income	£39,874
Basic EPS:
Income available to common stockholders	£39,874	5,998,252	£ 0.00	$ 0.013

Effect of dilutive securities:
Options and warrants	--	2,634,698	--	--
Diluted EPS:
Income available to common stockholders	£39,874	8,632,950	£ 0.00	$ 0.009

	Year Ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Weighted Average Per Share Amounts	Per Share Amounts
			Convenience translation into U.S. $
Net Income	£421,445
Basic EPS:
Income available to common stockholders	£421,445	5,098,286	£0.08	$ 0.154

Effect of dilutive securities:
Options and warrants	--	500,000	--	--
Diluted EPS:
Income available to common stockholders	£421,445	5,598,286	£0.08	$ 0.154

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 15 — Selected Statement of Operations Data

		Years Ended December 31,		Years Ended December 31,
		2004	2003	2004	2003
				Convenience translation into U.S.$
A	Marketing & Selling:
	Advertising	£ 60,363	£25,365	116,500	$ 48,954
	Consultancy	75,471	83,970	145,659	162,062
	Commissions	1,408,860	964,623	2,719,099	1,861,723
	Others	81,594	17,054	157,474	32,914
		£ 1,626,288	£1,091,012	$3,138,732	$2,105,653
B	General & Administrative:
	Salaries & benefits	£ 835,495	£410,024	$ 1,612,505	$791,346
	Rent & maintenance	233,196	84,121	450,068	162,354
	Communications	23,005	4,830	44,400	9,322
	Professional fees	149,911	224,087	289,328	432,488
	Bad debts	125,333	109,532	241,893	211,397
	Depreciation	51,376	89,592	99,156	172,913
	Others	155,410	130,124	299,941	251,138
		£ 1,573,726	£1,052,310	$3,037,291	$2,030,958

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 15 — Selected Statement of Operations Data (cont.)

	Years Ended December 31,		Years Ended December 31,
	2004	2003	2004	2003
			Convenience translation into U.S.$
Financing Expenses, Net:
Bank charges	£33,420	£ 31,013	$64,501	$59,854
Interest on capital leases	17,581	9,578	33,931	18,486
Foreign currency exchange	31,027	2,305	59,882	4,449
Other interest and charges	1,375	1,387	2,654	2,677

	£83,430	£ 44,283	$160,968	$85,466

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 16 - Related Party Transactions

Refer to notes 4 and 13 for additional related party activity

	Years Ended December 31,		Years Ended December 31,
	2004	2003	2004	2003
			Convenience translation into U.S.$
Shareholder's salaries	£ 120,736	£ 147,407	$233,020	$284,496
Bonus	£ 5,000	£ -0	$9,650	$--
Cambeltown Business Limited:
Fees	£ 57,000	£ 55,000	$110,010	$106,150
Consultancy	£ 44,643	£ 41,237	$86,161	$79,587
Due to Campbeltown	£ 6,950	£ 6,950	$13,414	$13,414
Accrued expenses	£ 18,243	£ -	$35,209	$--
Vision Consulatants Limited:
Fees	£ 101,643	£ 55,000	$196,171	$106,150
Story Telecom Limited:
* Revenues	£ 4,778,564	£ 2,715,231	$9,222,629	$5,240,396
Trade payable	£ -	£ 22,771	$--	$43,948
Commissions	£ 296,339	£ 38,930	$571,934	$75,135
*Due from Story Telecom - net	£ 1,137,863	£ 413,644	$2,196,076	$798,333
*Directly and indirectly through Global VOIP Ltd.
Auracall Limited:
**Revenues	£ 909,007	£ 318,774	$1,754,384	$615,234
Commissions	£ 496,822	£ 171,234	$958,866	$330,482
Due to Auracall - net	£ 86,097	£ 4,533	$166,167	$8,749
Trade payable	£ -	£ 18,040	$--	$34,817

** Resulting from Auracall sales
Dionysos Limited:			$--	$--
Fees	£ 16,274	£ -	$31,409	$--

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 17 — Financial Commitments

The Company has annual rent commitments under a non-cancellable operating lease of £38,200, which terminates in December 2012. Rent expense for the two years ended December 31, 2004 and 2003, were £51,026 and £49,500, respectively.

The Company has a performance based incentive agreement with its Chairman of the Board and Campbeltown which provides to each person/entity 1% of the Company’s revenues exclusive of revenues from Story.

The Company has an 18 month renewable consulting agreement with Campbeltown, which was renewed on November 2004. Under this agreement Campbeltown agrees to provide (a) analysis of proposed acquisitions; (b) such markets for the Company’s telecommunications services in additional countries; (c) formulate strategies for the Company’s future growth plans; and (d) introduce potential customers to the Company’s business. The Company is obligated to pay Campbeltown £2,000 ($3,860) per month plus an additional performance bonus based upon monthly revenue targets as follows:

Target Monthly Revenue	Monthly Bonus	Convenience Translation US$
Up to£125,000	£ --	$--
From£125,000 to£150,000	£1,250	$2,413
From£150,000 to£175,000	£2,500	$4,825
Over£175,000	£2,750	$5,308

The Company has commission agreements with various resellers that are entitled to 10% of the revenues that they generate.

The Company anticipates annual maintenance of equipment to be approximately£50,000 ($96,500).

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 18 — Economic Dependency and Credit Risk

Approximately, 42% and 22% of total 2004 revenues were derived, respectively, from two customers and approximately 36% and 18% of total 2003 revenues were derived, respectively, from two customers.

Approximately, 48% and 21% of the total accounts receivable at 2004 were due from two customers.

Approximately, 20%, 20%, 20% and 12% of the Company’s purchases are from four suppliers for the year ended December 31, 2004, and 31%, 24%, 20% and 15% are from two suppliers for the year ended December 31, 2003.

The Company may periodically maintain cash balances at a commercial bank within the countries that it operates which are in excess of respective government insurance limits.

Note 19 — Segment Information

The percentage of the Company’s revenues is derived from the following segments.

	Years Ended December 31,
	2004	2003
Telephone minute billing plus
messaging services,
including facsimilie, nodal, and
e-mail related services	52%	55%
Mobile phone service	4%	7%
Calling cards	44%	38%

	100%	100%

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 19 — Segment Information (cont.)

The Company has four major types of customers:

•	Residential – These customers either must dial “dial 1 service” or acquire a box that dials automatically.

•	Commercial – Smaller business are treated the same as residential customers. Larger businesses’ PBX units are programmed.

•	Governmental agencies – Include the United Nations World Economic Forum, the Argentine Embassy and the Israeli Embassy.

•	Resellers, such as WorldNet and Vsat – We provide them with our telephone and messaging services. For WorldNet we also provide the billing system.

	Years Ended December 31,		Years Ended December 31,
	2004	2003	2004	2003
			Convenience translation into U.S.$
Revenues
Telephone & messaging	£5,930,541	£3,996,732	$11,445,945	$7,713,692
Mobile	480,451	503,475	927,270	971,707
Calling Cards	4,919,124	2,781,974	9,493,909	5,369,210

Total Revenues	£11,332,116	£7,282,184	$21,867,124	$14,054,609

Direct Operating Expenses
Telephone & Messaging	£4,789,133	£2,370,941	$9,243,027	$4,575,916
Mobile	375,598	416,918	724,904	804,652
Calling Cards	4,578,359	2,604,703	8,836,233	5,027,077

Total Direct Operating Expenses	£9,743,090	£5,392,562	£18,804	10,407,645

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 19 — Segment Information (cont.)

	Years Ended December 31,		Years Ended December 31,
	2004	2003	2004	2003
			Convenience translation into U.S.$
Direct Operating Profit
Telephone & Messaging	£ 1,141,408	£ 1,625,791	$2,202,918	$3,137,776
Mobile	104,853	86,557	202,366	167,055
Calling Cards	340,765	177,271	657,676	342,133

Total Profits	£ 1,587,026	£ 1,889,619	$3,062,960	$3,646,964

Corporate and common operating expenses	£ 1,474,244	£ 1,223,252	£2,845,290	$2,360,875
Operating Profit	£ 112,782	£ 666,367	$217,670	$1,286,089

The assets of the Company are for common usage for all reportable segments.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 19 — Segment Information (cont.)

	Years Ended December 31,		Years Ended December 31,
	2004	2003	2004	2003
			Convenience translation into U.S.$
Revenues
England	£9,722,528	£7,282,181	$18,764,479	$14,054,609
United States	1,598,344	--	3,084,804	--
Israel	9,244	--	17,841	--

Total revenues	£11,330,116	£7,282,181	$21,867,124	$14,054,609

Direct Operating Expenses
England	£8,841,441	£5,392,562	$17,063,981	$10,407,645
United States	882,908	--	1,704,012	--
Israel	18,741	--	36,170	--

Total direct operating expenses	£9,743,090	£5,392,562	£18,804,163	£10,407,645

Direct Operating Profit (Loss)
England	£881,087	£1,889,619	$1,700,498	$3,646,964
United States	715,436	--	1,380,792	--
Israel	(9,497)	--	(18,329)	--

	£1,587,026	£1,889,619	£3,062,961	£3,646,964

Corporate and common operating expenses
England	£805,285	£1,223,252	$1,554,200	$2,360,875
United States	584,186	--	1,127,479	--
Israel	84,773	--	163,612	--

	£1,474,244	£1,223,252	£2,845,291	£2,360,875

Operating Profit
England	£75,802	£666,367	$146,298	$1,286,089
United States	131,250	--	253,313	--
Israel	(94,270)	--	(181,941)	--

Operating Profit	£112,782	£666,367	£217,670	£1,286,089

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 20 – Management Agreement

On July 1, 2004, in conjunction with this acquisition (see Note 21), Xfone USA also entered into a management agreement with WS Telecom. The management agreement provides that WS Telecom hires and appoints Xfone USA as manager to be responsible for the operation and management of all of WS Telecom’s business operations, including:

•	Personnel – Supervising the current employees and independent contractors of WS Telecom with the authority to hire, discharge and direct personnel for the conduct of the business;

•	Accounting - Supervision and administration of all accounting and the maintenance of all books and records for the business;

•	Contracts – Maintain all existing contracts necessary for the operation of the business and the authority to enter into or renew contract in WS Telecom’s name;

•	Policies and procedures - Preparation of all policies and procedures for the operation of the business; and

•	Budgets – Preparation of all operating, capital or other budgets.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 20 – Management Agreement (cont.)

In consideration of these management services, WS Telecom has assigned and transferred as of July 1, 2004 to Xfone USA all revenues generated from the operations of the business and Xfone USA has agreed to pay from the revenues the normal operating, maintenance, administrative and similar expenses of the business. Further, WS Telecom designates Xfone USA as the controlling party of the current operating accounts of the business. In addition, Xfone USA, in its discretion, will have the right to make advances or loans to WS Telecom payable on demand (or if no demand payable in equal quarterly installments of principal and interest) for an amount up to $500,000, with interest at 7% per annum from the date advanced until paid for the payment of any amounts due during the term of the management agreement for any of the “special liabilities” as defined in the management agreement. Two senior executives of WS Telecom have jointly and severally, unconditionally guaranteed the prompt payment when due of these manager loans.

	For the Six months ended December 31, 2004	Convenience translation into US$
Revenue	£1,598,344	$3,084,804
Cost of sales	882,908	1,704,012
Gross profit	715,436	1,380,792
Selling, general and administration	665,902	1,285,191
Taxes on income	17,719	34,198
Net income after tax expenses	£31,815	$61,403

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 21 — Subsequent Events

A.	In March 2005, Xfone Communications Ltd. officially changed its name to Xfone 018 Ltd.

B.	OnJanuary 31, 2005 the Company transferred a 5% ownership share in Xfone Israel to an unrelated party.

C.	The Company granted to certain employees on February 6, 2005 a total of 730,000 options subject to the principles of the stock option plan of the Company and according to the following terms: The “Vesting Date” of the options will be over a period of 4 years as follows: 25% of the options are vested after a year from the Date of Grant. Thereafter, 1/16 of the options are vested every 3 months for the following 3 years. Expiration date for all abovementioned options is 5.5 years from the Date of Grant.

D.	On March 10, 2005, the Company consummated its merger with WS Telecom, Inc., d/b/a/ eXpeTel Communications, Inc., a Mississippi corporation and its subsidiaries (“eXpeTel”) through Xfone, Inc.‘s subsidiary Xfone USA, Inc. In connection with this acquisition and according to the agreement, the Company is committed to issue 663,650 restricted shares of its common stock representing a market value of $2,200,000. The Company also is committed to issue a number of warrants with a value of $1,300,000, the value of which will be calculated as of the date the Company and WS Telecom Inc. enter into a Management Operating Agreement, assuming 90% volatility of the underlying share of common stock of the Company in accordance with the Black Scholes option – pricing model.

The Company anticipates that this acquisition will require, approximately $1,000,000 for working capital.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 21 — Subsequent Events (cont.)

Proforma Information

The following proforma information has been prepared assuming the acquisition had occurred as of December 31, 2004 for balance sheet purposes and as of January 1, 2004 for statement of operations purposes:

Proforma Combined Consolidated Balance Sheets

December 31, 2004

	Xfone Inc. Consolidated	WS Telecom Inc. d/b/a eXpeTel (Unaudited)	Proforma Adjustments (Unaudited)	Proforma Combined (Unaudited)	Proforma Combined Convenience translation into US$ (Unaudited)
Current Assets	£ 3,886,034	£463,352	(180,561)	£ 4,168,825	$8,045,832
Loan to shareholder	123,966	--	--	123,966	239,254
Investments	20,885	--	--	20,885	40,308
Fixed Assets	1,255,293	588,079	--	1,843,372	3,557,708
Excess of costs over for value	--
of net assets acquired	--	--	1,900,002	1,900,002	3,667,005
Other Assets	57,106	70,051	--	127,157	245,413

Total Assets	£ 5,343,284	£1,121,482;	£1,719,441	£8,184,207	$15,795,520

Currnt Liabilities	2,479,429	1,084,597	(180,561)	3,383,465	6,530,087
Long Term Liabilities	651,863	121,787	--	773,650	1,493,145
Shareholders Equity	2,211,992	(84,902)	1,900,002	4,027,092	7,772,288

Total liabilities and
Shareholders' Equity	£ 5,343,284	£1,121,482;	£1,719,441	£8,184,207	$15,795,520

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 21 — Subsequent Events (cont.)

Proforma Information (cont.)

Proforma Combined Consolidated Statement of Operations

For the Year Ended December 31, 2004

	Xfone Inc. Consolidated	WS Telecom Inc. d/b/a eXpeTel (Unaudited)	Proforma Adjustments (Unaudited)	Proforma Combined (Unaudited)	Proforma Combined Convenience translation into US$ (Unaudited)
Revenues	£ 11,330,1£	1,597,697	£--	£ 12,927,813	$24,950,679
Cost of Revenues	(7,991,375)	(883,422)	--	(8,874,797)	(17,128,358)

Gross Profit	3,338,741	714,275	--	4,053,016	7,822,321
Operating expenses	(3,225,959)	(663,261)	--	(3,889,220)	(7,506,195)

Operating profit	112,782	51,014	--	163,796	316,126
Financing expenses - net	(83,403)	(23,338)	--	(106,741)	(206,010)
Other income	21,128	(43,400)	--	(22,272)	(42,985)

Income before taxes	50,507	(15,724)	--	34,783	67,131
Equity in income of affiliated
Company	20,885	--	--	20,885	40,308

Income before taxes	71,392	(15,724)	--	55,668	107,439
Taxes on income	(31,518)	--	--	(31,518)	(60,830)

Net income	£ 39,874	£ 15,724	£ -	£ 24,150	£ 46,609

Earning per Share:
Basic	£ 0.007			£ 0.004	$ 0.008

Diluted	£ 0.005			£ 0.003	$ 0.006

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

Not Applicable

ITEM 8A. CONTROLS AND PROCEDURES.

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of our management and audit committee, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, and our audit committee, they concluded that our disclosure controls and procedures were effective as of December 31, 2004.

There have been no significant changes in our internal control over financial reporting during the fiscal year ended December 31, 2004, or subsequent to December 31, 2004, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

In connection with our January/February 2004 private placement, we entered into agreements with selling shareholders which subject us to possible monetary penalties if we fail to remove the restrictive legends on the selling shareholder’s certificates when the shares represented by the certificates are eligible for resale. In addition, if we conduct other financing where we sell shares of our common stock at prices of less than $3.00 per share, we may be required to adjust the selling shareholder’s purchase price to the any lower price by issuing the selling shareholders additional shares of our common stock. Additionally, there are certain provisions in our agreements with selling shareholders that provide if our registration statement is not effective within a certain period of time, we will have to issue additional shares to. Because our registration statement was declared effective only on November 12, 2004, we issued to our selling shareholders on November 17, 2004, a total of 109,716 additional shares of our common stock. We are not subject to any additional penalties under the terms of these selling shareholders agreements.

We sent an application to the AMEX on October 25, 2004, and is supplying information on an on-going basis to the AMEX for a possible listing. Following recent achievements and financial results, our officers and members of our Board of Directors have recommended that we apply for a higher tier exchange.

Upon the assignment of the existing Interconnection Agreement between WS Telecom, Inc. and BellSouth Telecommunications, Inc. to Xfone USA, Inc., and consummation of the merger on March 10, 2005, we, the ultimate parent company and our subsidiaries Swiftnet Ltd. and Xfone Communication Ltd. (which changed its name to Xfone 018 Ltd.), individually and/or jointly, agreed to guarantee all undisputed debts owing to BellSouth Telecommunications, Inc. by Xfone USA, Inc. in accordance with the assigned Interconnection Agreement. The guarantee was given on December 16, 2004 and became effective upon the consummation of the merger on March 10, 2005.

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

Name	Age	Position	Term of Office
Abraham Keinan	55	Chairman of the Board of Directors	One Year (or until replaced by a new
			Director)

Guy Nissenson *	30	President, Principal Executive Officer,
		Principal Financial Officer,
		Principal Accounting Officer and Director	One Year (or until replaced by a new
			Director)

Eyal Harish	52	Director	One Year (or until replaced by a new
			Director)

Shemer Schwartz	30	Director	One Year (or until replaced by a new
		Member of Audit Committee	Director)

Arye Czertok	64	Director	One Year (or until replaced by a new
		Chairman of Audit Committee	Director)

Aviu Ben-Horrin	56	Director	One Year (or until replaced by a new
		Member of Audit Committee	Director)

* It was mutually agreed by us and Mr. Tommy Ferguson, that effective December 24, 2004 Mr. Ferguson would cease his managerial duties as Chief Financial Officer. Mr. Ferguson had been Chief Financial Officer since August 30, 2004. It was further agreed at the time that Mr. Ferguson would stay on at the Company until January 18, 2005 which Mr. Ferguson did. If we so desires Mr. Ferguson will be available to us as a consultant. Guy Nissenson, President and CEO, has assumed the role of our principal financial officer until a qualified Chief Financial Officer is selected by the Board of Directors.

Mr. Abraham Keinan has been our Chairman of the Board of Directors since our inception. Abraham Keinan founded Swiftnet, Ltd., our subsidiary, in February 1990. From 1991 to October 2003, Mr. Keinan was Swiftnet’s Managing Director. In or about January 2002, Mr. Keinan became a Director of Auracall, Ltd. In 1975, Mr. Keinan received a Bachelor of Science Degree in Mechanical Engineering from Ben-Gurion University, Beer-Sheeva — Israel.

Mr. Guy Nissenson has been our President, Chief Executive Officer, Principal Accounting Officer, Principal Financial Officer and a Director since our inception. Mr. Nissenson joined Swiftnet, Ltd. in October 1999, became a director of Swiftnet, Ltd. in May 2000, and its Managing Director in October 2003. In October 2002, Mr. Nissenson became a Director of Story Telecom, Ltd. In or about January 2002, Mr. Nissenson became a Director of Auracall, Ltd. He was a marketing manager of RADA Electronics Industries in Israel from May 1997 to October 1998. Mr. Nissenson was an audit and control officer with the rank of Lieutenant of the Israeli Defense Forces — Central Drafting Base and other posts from March 1993 to May 1997. In July 2000, Mr. Nissenson received a Bachelor of Science Degree in Business Management from Kings College — University of London. In September 2001, Mr. Nissenson received a Master of Business Administration in International Business from Royal Holloway at the University of London in London, United Kingdom.

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

Mr. Shemer Schwartz has been a member of our Board of Directors since December 19, 2002 and is a member of the Audit Commitee. From March 2003 to present, Mr. Schwartz has been the co-founder and research and development expert of XIV Ltd., a data storage start up company located in Tel-Aviv, Israel. From November 2001 to March 2003, Mr. Schwartz has been an Application Team Leader of RF Waves, an Israel based high technology company in the field of wireless communication. From 1996 to 2001, Mr. Schwartz was a Captain in the Research and Development Center of the Israeli Defense Forces Intelligence. In July 1995, Mr. Schwartz received a BSc degree in Physics and Mathematics from the Hebrew University in Jerusalem. In September 2003, Mr. Schwartz received an MSc degree in Computer science from the Tel-Aviv University in Tel-Aviv, Israel.

Mr. Arye Czertok has been a member of our Board of Directors since November 23, 2004, and is an independent director and Chairman of the Audit Committee. From 1980 to present, Mr. Czetock managed his own law firm and held various other senior management and financial positions including Chairman and CEO of Safety “L” Ltd., an Israeli based company in the field of computerized simulations systems (from 1985 to 1991) where he oversaw all financial, accounting and operational aspects of the company for more then six years. From 1976 to 1980, Mr. Czertok was the assistant district attorney of Tel-Aviv — representing the attorney general in civil and criminal matters. From 1963 to 1973, Mr. Czertok was a director and owner of a public relations firm. Mr. Czertok was the legal adviser of the United States Consulate in Tel Aviv. Mr. Czertok has represented many Israeli publicly traded companies such as Bezek, Electostar, Koor and others. Mr. Czertok led Eshed Robotec Ltd. to a successful IPO and was responsible for all matters, including SEC issues in the US and Israel as well as overseeing the financial accounts. From 1992 to 2004, Mr. Czertok was the Chairman of the Control Committee of Friends of Rabin Medical Center, a multimillion turnover facility where he was controlling all legal and financial proceedings. Mr. Czertok holds the following public posts: Chairman in the Israeli Bar Committees, an active lecturer and publisher of legal articles, President of Parents association for Soldiers, representative of Israeli Bar Association in the Israeli Parliament, examiner in oral bar exams, acting Judge in the police disciplinary court and in the disciplinary court of the Israeli Journalist Association. Mr. Czertok is an active arbitrator. Mr. Czertok is a Public Notary since 1998. In 1976, Mr. Czertok received a LLB degree from the Tel Aviv University in Tel Aviv. Mr. Czertok was severely wounded in the 1973 Yom Kippur war while commanding in the Syrian front.

Mr. Aviu Ben-Horrin has been a member of our Board of Directors since November 23, 2004, and is an independent director and a member of the Audit Committee. From 2001 to present Mr. Ben-Horrin directs, controls and manages various real state projects together with Bonei RMAG Ltd. and MPK Ltd. From 1996 to 2001 Mr.Ben-Horrin managed real estate projects for Lear Or Ltd. and was an engineering consultant for Orik Ltd., a construction company. From 1994 to 1996, Mr. Ben-Horrin worked for the Ministry of Construction and Housing of the state of Israel as a manager of various projects. From 1975 to 1992, Mr. Ben-Horrin was an officer with the rank of Colonel in the Israel Defense Forces and served in various engineering and commanding posts. In 1975 Mr. Ben-Horrin received a BSc in Mechanical Engineering from the Technion University in Haifa. In 1987 Mr. Ben-Horrin received a BA in Economics from the Bar-Ilan University in Ramat Gan.

SIGNIFICANT EMPLOYEES

Mrs. Bosmat Houston, 41 years of age, has been our Research and Development Manager since our inception. She joined Swiftnet, Ltd., in September 1991 as its Research and Development Manager. Mrs. Houston received a Bachelor of Science Degree in Computer Science from the Technion — Institution of Technology, Haifa Israel in 1986.

Mr. Rafael Dick, 50 years of age, has been the Managing Director of our Israel based subsidiary, Xfone Communication Ltd., since its inception. From October 2001 to April 2004, Mr. Dick was employed as a Director of Sales and Marketing with “Hertz” — Kesher Rent a Car Ltd., a rental and leasing firm located in Israel. From December 2000 to September 2001, Mr. Dick was employed as a Director of Sales and Customers Relations with Artnet Ltd., an Outsourcing Services firm located in Israel. From October 1996 to November 2000, Mr. Dick was employed as a Director of Sales and Customers Relations with 012 Golden Lines Ltd., an international telecommunication firm located in Israel   Mr. Wade Spooner, 48 years of age, has been CEO and President of Xfone-USA since the consummation of the eXpeTel/Xfone-USA merger on March 10, 2005. Prior to this he founded WS TeleCom, Inc, dba eXpeTel Communications in February, 2001 and served as Chairman, CEO and President. Prior to founding eXpeTel Communications Wade was the President and Chief Operating Officer of LSCI Telecommunications, Inc., an integrated Regional Local Exchange Carrier with operations in Mississippi and Louisiana. Prior to joining LSCI, Spooner worked with competitive telecommunications service providers, most recently serving as Director of Technical Operations for ITC^DeltaCom, Inc. (NASDAQ: ITCD), a publicly traded Competitive Local Exchange Carrier (CLEC) and fiber optic network provider, and served as Chairman and CEO for I.T. GROUP Communications, a regional, facilities-based, voice and data communications company operating out of Jackson, Mississippi. I.T.GROUP Communications was subsequently acquired by ITC^DeltaCom. Spooner received a B.S. Degree in Petroleum Engineering from Mississippi State University.

Other than as identified above, we have no significant employees.

FAMILY RELATIONSHIPS

Dr. Harish, one of our directors, is the brother-in-law of Mr. Abraham Keinan, our Chairman of the Board.

Guy Nissenson, our President/Chief Executive Officer/ Chief Financial Officer/Director and other members of the Nissenson family own and control Campbeltown Business, Ltd. We have a consulting agreement with Campbeltown Business, Ltd. and have issued stock and options to Campbeltown.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than 10% shareholders are required by the Commission’s regulations to furnish the Company with copies of all Section 16(a) forms they file. We believe, during the fiscal year ended December 31, 2004, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to officers, directors and 10% shareholders were satisfied other than reports by certain officers and directors of the grant of stock purchase options.

COMMITTEES OF THE BOARD OF DIRECTORS

We have an audit committee that was formed on in the November 24, 2004 board of directors meeting. The audit committee is composed of three directors: Messrs Czertok, Ben-Horrin and Schwartz (all 3 are considered independent directors). Mr. Czertok who satisfies the “financial sophistication” requirement was appointed as the Chairman of the audit committee. The audit committee makes decisions regarding compensation, our audit, the appointment of auditors, and the inclusion of financial statements in our periodic reports. Issues regarding the stock plan are decided by the Board of Directors including the audit committee.

AUDIT COMMITTEE FINANCIAL EXPERT

Mr. Aryeh Czertok who satisfies the “financial sophistication” requirement is the audit committee financial expert as defined by Item 401(e)(2) of Regulation S-B of the Securities exchange Act of 1934 and. was appointed as the Chairman of the audit committee.

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

On November 24, 2004, the Board of Directors of the Company by a board resolution adopted an Audit Charter. The purposes of the Audit Charter is the following:

The Audit Committee will assist the Board of Directors by overseeing the integrity of the Company’s financial statements and reporting process, overseeing the Company’s compliance with legal and regulatory requirements, overseeing the independent auditor’s qualifications and independence, and overseeing the performance of the Company’s internal audit function and independent auditors. The Board of Directors recognizes that the Audit Committee will rely on the advice and information it receives from the Company’s management and its internal and outside auditors. The Board of Directors does, however, expect the Audit Committee to exercise independent judgment in assessing the quality of the Company’s financial reporting process and its internal controls. In doing so, the Board of Directors expects that the Audit Committee will maintain free and open communications with the other directors, the Company’s independent and internal auditors and the financial management of the Company. The Audit Committee will prepare a report as required by the Securities and Exchange Commission (“SEC”) to be included in the Company’s annual proxy statement.

The Committee has the authority to conduct any investigation appropriate to fulfilling its investigations. It shall have direct access to the independent auditors as well as to anyone in the Corporation as deemed necessary by the Committee. The Committee has the authority to retain, at the Corporation’s expense, special legal, accounting or other experts, consultants and advisors, as it deems necessary in the performance of its duties.

The Committee shall have a clear understanding with the independent auditors that they must maintain an open and transparent relationship with the Committee, that the ultimate accountability of the independent auditors is to the Committee and that the independent auditors must report directly to the Committee. The Committee shall make regular reports to the Board concerning its activities.

The Company shall provide the Committee with appropriate funding, as determined by the Committee, (i) to compensate the independent auditors engaged for purposes of rendering an audit report or related work or performing other audit, review or attest services, (ii) to compensate any experts, consultants or advisors engaged by the Committee and (iii) for the ordinary administrative expenses of the Committee that are necessary or appropriate in carrying out its duties. The Committee shall give prompt notice to the Corporation’s Chief Financial Officer of all expenditures by the Committee.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth summary information concerning the compensation received for services rendered to it during the current year and the years ended December 31, 2002 and 2003, and 2004 respectively by our Chairman of the Board, Abraham Keinan who is the managing director of Swiftnet, and Guy Nissenson, who is our Principal Executive Officer/ President. Abraham Keinan is our only executive officer who received aggregate compensation during our last fiscal year which exceeded, or would exceed on an annualized basis, $100,000.

Summary Compensation Chart

	Annual Compensation				Long Term Compensation
Name & Position	Year	Salary ($)	Bonus($)	Other($)	Restricted Stock Awards	Options($)	L/Tip($)	All Other
Abraham Keinan Chairman Guy Nissenson Principal Executive And Financial Officer	2004 2003 2002 2004 2003 2002	$116,510 (60,368 Pound) $69,057(1) (40,622 Pound) $51,000 (30,000 Pound) $116,510 (60,368 Pound) $74,820(4) (43,500 Pound) $52,800 (33,000 Pound)	$9,650 5,000 Pound) $112,576 63,245 Pound) $9,588 (6,372 Pound) ---- $171,302(5) (96,237 Pound)	$196,171 (7) (101,643 Pound) $97,900(2) (55,000 Pound) $67,500 (45,000 Pound) $196,171 (8) (101,643 Pound)	1,500,000 (9) 400,000(3) 0 Pound 1,500,000 (9) 200,000(6)	0 Pound	0 Pound	0 Pound

(1)     On April 15, 2003, our Board of Directors approved of a salary increase for our Chairman of the Board from $1,473 to $4,000 per month. Abraham Keinan’s total salary of $69,057 for 2003, as reflected above, is composed of: (a) $3,250 per month from January 2003 to March 2003; and (b) $4,000 per month from April 2003 to December 2003.

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

(3)     On March 1st, 2004, our Board of Directors cancelled these options.

(4)     On April 15, 2003, our Board of Directors approved of a salary increase for our Principal Executive Officer from UKP2,500 ($4,300) to UKP4,000 ($6,800) per month. Guy Nissenson’s total salary of $73,950 is composed of: (a) $4,250 per month from January to March 2003; and (b) $6,800 per month from April 2003 to December 2003. On May 11, 2000, we entered into a written employment agreement with our Principal Executive Officer/President, Guy Nissenson. Under the agreement, Mr. Nissenson will work on business development, sales and marketing. At that time, we agreed to pay him a salary of $1,473 (1000 Pound Sterling) per month, subject to a future increase of $1,473 (1000 Pound Sterling) if Swiftnet reaches average sales of $257,775 (175,000 Pound Sterling) per month. In addition, we have agreed that if we grant options to Abraham Keinan, we will grant Mr. Nissenson options to buy Swiftnet or us according to the following formula: 50% of the options with same price and conditions that Mr. Keinan will receive, subject to our reaching a benchmark of $176,760 (120,000 Pound Sterling) average sales per month during Mr. Nissenson activities or in the 12 months thereafter. The agreement with Mr. Nissenson can be terminated by either party with one month notice.

(5)     This amount represents consultant fees of 41,237 pounds, and a success fee of 55,000 pounds, paid to Campbeltown Business, Ltd., which is owned and controlled by Guy Nissenson and other members of the Nissenson family.

(6)     On March 1st, 2004 our Board of Directors canceled these options.

Our research and development manager, Mrs. Bosmat Houston, has an employment agreement us which provides that we pay her a salary of $3,337 (2266 Pound Sterling) per month. She is not subject to a covenant not to compete. We may terminate Mrs. Houston’s agreement with 8 weeks notice. She may terminate the agreement with one week notice.

(7)     This amount represents a success fee paid to Vision Consultants, which is solely owned and controlled by A. Keinan.

(8)     This amount represents consultant fees of 44,463 pounds ($85,818) and a success fee of 57,000 pounds ($110,010), paid to Campbeltown Business, Ltd., which is owned and controlled by Guy Nissenson and other members of the Nissenson family.

(9)     At November 24, 2004, these options were granted by the Board of Directors based on the principles of a stock option plan put together for the benefit of employees, officers, directors, consultants and subcontractors of the Company including it’s subsidiaries.

Options/SAR Grants 2004

Name and Principle Position	Number Securities Underlying Options	% of Total Options Granted To Employees in 2003	% of Total Options Granted To Employees in 2004	Exercise Price	Expiration Date
Abraham Keinan(1) Chairman of the Board (3) Guy Nissenson(2) Principal Executive (3) TOTAL	400,000 common stock shares 1,500,000 Common stock 200,000 common stock shares 1,500,000 Common stock	66.7% 33.3% 100.00%	50% 50% 100%	$0.475 $3.50 $0.475 $3.50	August 31, 2008 5 years from the Vesting Date which is 12 months from the date Of Grant August 31, 2008 5 years from the Vesting Date which is 12 months from the date Of Grant

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

(3)     On November 24, 2004, our board of directors approved and adopted the principal items forming our 2004 Stock Option Plan (the “Plan”) which is presently being drafted for the benefit of employees, officers, directors, consultants and subcontractors of the Registrant including its subsidiaries. The purpose of the Plan is to enable the Registrant to attract and retain the best available personnel for positions of substantial responsibility, to provide an incentive to such persons presently engaged with the Registrant, and to promote the success of our business. At the time of the issuance of options to Mr. Keinan and Mr. Nissenson, directors received the following options under the same terms as Mr. Keinan and Nissenson: Eyal Harish (75,000 options), Shemer Schwartz (75,000 options), Arye Czertok (25,000 options) and Aviu Ben-Horrin (25,000 options)as appear in the Options/SAR Grants 2004 table above.

Aggregate Option/SAR Exercises in 2004 and Fiscal Year End Option/SAR Values

Name	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Guy Nissenson,
Principal Executive
Officer, President
and Financial
Officer	Not Applicable	Not Applicable	700,000 / 0 (1)	$3,891,000 / $0 (2)

	Not Applicable	Not Applicable	1,500,000/0 (5)	negative value / $0
Abraham Keinan,
Chairman of	Not Applicable	Not Applicable	400,000 / 0 (3)	$2,202,000 / $0 (4)
The Board

	Not Applicable	Not Applicable	1,500,000/0 (5)	negative value / $0

(1)	Of the 700,000 share options, 200,000 were issued to Guy Nissenson, our Principal Executive Officer and President, on August 21, 2003. On March 1, 2004, these 200,000 share options were cancelled by our Board of Directors. Campbeltown Business Ltd., a private company incorporated in the British Virgin Islands which is owned by Guy Nissenson and other members of the Nissenson family, own options to purchase 500,000 shares of our common stock for $0.40 per share or an aggregate of $200,000. Guy Nissenson owns 20% of Campeltown Business Ltd. Options to purchase shares of our common stock are shown in the table above as owned by Guy Nissenson due to Guy Nissenson’s 20% ownership of Campbeltown Business Ltd.

(2)	Based on the December 31, 2003 per share closing price of $5.98 and the exercise prices of $0.475 per share for 200,000 share options, and $0.40 per share for 500,000 share options.

(3)	The options to purchase 400,000 shares of our common stock were issued to Abraham Keinan, our Chairman of the Board, on August 21, 2003, and on March 1, 2004, all 400,000 share options were cancelled by our Board of Directors.

(4)	Based on the December 31, 2003 per share closing price of $5.98, and an exercise price of $0.475 per share.

(5)	Based on the December 30, 2004 per share closing price of $2.80, and an exercise price of $3.50 per share.

On February 6, 2005 (“Date of the Grant”)we granted to certain employees a total of 730,000 options. subject to the principles of our 2004 stock option plan and according to the following terms: The “Vesting Date” of the options will be over a period of 4 years as follows: 25% of the options are vested after a year from the Date of Grant. Thereafter, 1/16 of the options are vested every 3 months for the following 3 years. “Expiration Date” for all abovementioned options is 5.5 years from the Date of Grant. The following employees were granted options:

Name of the Optionee	Date of Grant	Number of Options granted	Price per Share	Vesting date \ period
Tommy R. Ferguson	6.2.05	30,000	$ 3.5	6.2.05
Bradley Marcus	6.2.05	75,000	$ 3.5	Vesting Date
Aggelos Kikiras	6.2.05	50,000	$ 3.5	Vesting Date
Nick Matsoukis	6.2.05	50,000	$ 3.5	Vesting Date
Bosmat Houston	6.2.05	150,000	$ 3.5	Vesting Date
Rafael Dick	6.2.05	300,000	$ 3.5	Vesting Date
Alon Reisser	6.2.05	75,000	$ 3.5	Vesting Date

BOARD COMPENSATION

Other than provided above Abraham Keinan and Guy Nissenson do not receive any compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.

Eyal Harish (75,000 options), Shemer Schwartz (75,000 options), Arye Czertok (25,000 options) and Aviu Ben-Horrin (25,000 options) receive options for being directors, all under the same terms: Option exercise price — $3.5, vesting date – 12 month from the date of grant, expiration date – 5 years from the vesting date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables sets forth, as of March 30, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement which could result in a change in control of our company.

The following table assumes, based on our stock records, that there are 6,220,871 shares issued and outstanding as of March 30, 2005.

The following tables set forth the ownership of our Common Stock as of the date of this Registration Statement by:

•	Each shareholder known by us to own beneficially more than 5% of our common stock;

•	Each executive officer;

•	Each director or nominee to become a director; and

•	All directors and executive officers as a group.

Security Ownership of Beneficial Owners

Title of Class	Name & Address of Beneficial Owner	Amount of Beneficial Ownership	Nature of Ownership	Percent of Class
Common	Abraham Keinan	3,644,664	Direct*/****	58.59
	Chairman of the Board
	4 Wycombe Gardens
	London Nw11 8al
	United Kingdom

Common	Crestview Capital	491,400	Direct	7.90**
	Master LLC**
	95 Revere Drive, Suite F
	Northbrook, Illinois 60062

Common	Guy Nissenson	1,220,336	Direct/Indirect***/****	19.62
	Principal Executive Officer
	President/Director
	Financial Officer
	3A Finchley Park
	London N12 9JS
	United Kingdom

Total		5,356,400		86.11

*	Until June 23, 2004, Mr. Keinan indirectly held 1,302,331 shares of our common stock through Vision Consultants Limited, a Nassau, Bahamas incorporated company that is 100% owned by Mr. Keinan. On June 23, 2004, the shares held by Vision Consultants Limited were transferred to Mr. Keinan as an individual. On August 21, 2003, we issued 400,000 options to Mr. Keinan, but on March 1, 2004, our Board of Directors cancelled these options. On November 24, 2004, our board of directors issued 1,500,000 options to Mr. Keinan on the following terms: Option exercise price — $3.5, vesting date – 12 month from the date of grant, expiration date – 5 years from the vesting date.

**	Crestview Capital Master LLC, a selling shareholder, owns 491,400 shares of our common stock; however, upon the exercise of Warrants A issued to Crestview Capital Master, it will offer an additional 500,000 shares of our common stock. With a total of 991,400 shares that Crestview Capital Master LLC will offer, its beneficial ownership would be 15.94%.

***	Guy Nissenson, our Principal Executive Officer/President, has beneficial ownership of 19.62% or 1,220,336 shares of our common stock, which consists of the following: (a) 720,336 shares of our common stock owned by Campbeltown Business Ltd., a British Virgin Islands corporation, in which Mr. Nissenson owns 20% and his family are also shareholders; (b) 500,000 options to purchase shares of our common stock that Campbeltown Business Ltd has the right to acquire in accordance with a Stock Purchase Agreement, clarified on July 30, 2001 in which Campbeltown Business, Ltd. has an option to 500,000 shares of our outstanding stock if we become listed on the OTC Bulletin Board before December 31, 2005. We became listed on the OTC Bulletin Board on March 25, 2002. Campbeltown Business, Ltd. has not exercised its option as of November 12, 2004, and Campbeltown Business, Ltd. has until December 31, 2005 to exercise its option. Campbeltown Business, Ltd. also has a first right of refusal on any of our securities offerings until December 31, 2005, so long as Campbeltown Business, Ltd. owns more than 4% of our outstanding stock. To the extent that we issue any shares to Abraham Keinan. Campbeltown Business, Ltd. has the right to purchase or acquire such number of our shares on the same terms and conditions as Abraham Keinan such that the relative percentage ownership of Abraham Keinan and Campbeltown Business, Ltd. remains the same. On August 21, 2003, we issued 200,000 options to acquire our shares to Mr. Nissenson, but on March 1, 2004 these options were cancelled by our Board of Directors. On November 24, 2004, our board of directors issued 1,500,000 options to Mr. Nissenson on the following terms: Option exercise price — $3.5, vesting date – 12 month from the date of grant, expiration date – 5 years from the vesting date.

****	Our Chairman of the Board, Abraham Keinan, and our President/Chief Executive Officer/Director, Guy Nissenson, exercise significant control over stockholder matters through a September 28, 2004 Voting Agreement between Mr. Keinan, Mr. Nissenson and Campbeltown Business Ltd, an entity owned and controlled by Mr. Nissenson and his family. This agreement is for a term of 10 years and provides that: (a) Messrs. Keinan and Nissenson and Campbeltown Business, Ltd. agree to vote any shares of our common stock controlled by them only in such manner as previously agreed by all these parties; and (b)in the event of any disagreement regarding the manner of voting, a party to the agreement will not vote any shares, unless all the parties have settled the disagreement.

We are unaware of any contract or arrangement which could result in a change in control of our company.

Security Ownership of Management:

Title of of Class	Name & Address of Percent of Beneficial Owner	Amount of Beneficial Ownership	Nature Ownership	Class
Common	Abraham Keinan	3,644,664	Direct*/***	58.59
	Chairman of the Board
	4 Wycombe Gardens
	London NW11 8AL
	United Kingdom

Common	Guy Nissenson	1,220,336	Direct/Indirect**/***	19.62
	Principal Executive Officer
	President/Director
	3A Finchley Park
	London N12 9JS
	United Kingdom

Common	Eyal Harish	15,000	Direct	0.24
	Director
	3 Moshe Dayan Street
	Raanana, Israel

Common	Shemer Schwartz		Not Applicable	0.0
	Director
	8 Haamoraim Street
	Tel-Aviv, Israel

Common	All directors and
	executive officers	4,880,000		78.45
	as a group

*	Our Chairman of the Board, Abraham Keinan’s direct/indirect ownership of 3,644,644 shares of our common stock or 59.70% beneficial ownership interest consists of: (a) his direct ownership of 2,342,333 shares of our common stock individually owned by Mr. Keinan; (b) his indirect ownership of 1,302,331 shares of common stock owned by Vision Consultants, a Nassau, Bahamas incorporated company that is 100% owned by Mr. Keinan, and is located at Kings Court, POB N-3944, Bay Street, Nassau, Bahamas. The sole business purpose of Vision Consultants is to hold and manage Mr. Keinan’s investments. On August 21, 2003, we issued 400,000 options to Mr. Keinan, but on March 1, 2004, our Board of Directors cancelled these options. On November 24, 2004 our Board of Directors approved in principal a stock option plan for which is presently being drafted for the benefit of employees, officers, directors and consultants and subcontractors of the Company including its subsidiaries. Mr. Keinan received 1,500,000 options exercisable at $3.50 a share, vesting to take place one year from the grant and the expiration date of the options is 5 years from date of vesting of the grant.

**	Guy Nissenson, our Principal Executive Officer/President, has beneficial ownership of 19.99% or 1,220,336 shares of our common stock, which consists of the following: (a) 720,336 shares of our common stock owned by Campbeltown Business Ltd., a British Virgin Islands corporation, in which Mr. Nissenson has a 20% and his family are also shareholders; (b) 500,000 options to purchase shares of our common stock that Campbeltown Business Ltd has the right to acquire in accordance with a Stock Purchase Agreement, clarified on July 30, 2001 in which Campbeltown Business, Ltd. has an option to 500,000 shares of our outstanding stock if we become listed on the OTC Bulletin Board before December 31, 2005. We became listed on the OTC Bulletin Board on March 25, 2002. Campbeltown Business, Ltd. has not exercised its option as of March 31, 2004, and Campbeltown Business, Ltd. has until December 31, 2005 to exercise its option. Campbeltown Business, Ltd. also has a first right of refusal on any of our securities offerings until December 31, 2005, so long as Campbeltown Business, Ltd. owns more than 4% of our outstanding stock. To the extent that we issue any shares to Abraham Keinan. Campbeltown Business, Ltd. has the right to purchase or acquire such number of our shares on the same terms and conditions as Abraham Keinan such that the relative percentage ownership of Abraham Keinan and Campbeltown Business, Ltd. remains the same. On August 21, 2003, we issued 200,000 options to acquire our shares to Mr. Nissenson, but on March 1, 2004 these options were cancelled by our Board of Directors. On November 24, 2004 our Board of Directors approved in principal a stock option plan for which is presently being drafted for the benefit of employees, officers, directors and consultants and subcontractors of the Company including its subsidiaries. Mr. Nissenson received 1,500,000 options exercisable at $3.50 a share, vesting to take place one year from the grant and the expiration date of the options is 5 years from date of vesting of the grant.

***	Our Chairman of the Board, Abraham Keinan, and our President/Chief Executive Officer/Director, Guy Nissenson, exercise significant control over stockholder matters through a September 28, 2004 Voting Agreement between Mr. Keinan, Mr. Nissenson and Campbeltown Business Ltd, an entity owned and controlled by Mr. Nissenson and his family. This agreement is for a term of 10 years and provides that: (a) Messrs. Keinan and Nissenson and Campbeltown Business, Ltd. agree to vote any shares of our common stock controlled by them only in such manner as previously agreed by all these parties; and (b)in the event of any disagreement regarding the manner of voting, a party to the agreement will not vote any shares, unless all the parties have settled the disagreement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ABRAHAM KEINAN

Keinan Share Issuance

On September 1, 2000, we issued 1,730,000 shares of our common stock to our founder and Chairman of the Board, Abraham Keinan for services rendered to us in our corporate formation. Mr. Keinan’s services consisted of the establishment of our business concept and providing us with technical expertise. We valued Mr. Keinan’s services at $247,390.

Keinan Stock Ownership Through Vision Consultants

Until June 23, 2004, Our Chairman of the Board, Mr. Abraham Keinan indirectly held 1,302,331 shares of our common stock through Vision Consultants Limited, a Nassau, Bahamas incorporated company that is 100% owned by Mr. Keinan. On June 23, 2004, the shares held by Vision Consultants Limited were transferred to Mr. Keinanas an individual.

Vision Consultants Limited is entitled to receive 1% of all of our revenues if and when monthly revenues exceed $485,000; however, in April 2003, Vision Consultants Limited and Campbeltown Business Limited waived their right with regard to revenues derived from Story Telecom.

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

2004	£54,070	($ 96,245)
2005	£ 116,333	($207,073)
2006	£ 116,333	($207,073)

Keinan Bonus and Success Fee

As indicated in more detail below, on October 15, 2002, our Board of Directors approved a bonus and success fee whereby if we receive monthly revenues in excess of $485,000 then Mr. Keinan and our consultant, Campbeltown Business, Ltd. will receive 1% of the revenues for each month where our revenues reach $485,000 up to a maximum of one million dollars.

On June 28, 2004, our Board of Directors approved a bonus of £ 5,000 to Mr. Keinan for his efforts in connection with obtaining the license to become an international telecom service provider in Israel by our Israel based subsidiary, Xfone 018 Ltd.

GUY NISSENSON

Campbeltown Business, Ltd.

On May 11, 2000, Swiftnet, Ltd., which is now our wholly owned subsidiary, and our Chairman of the Board of Directors ,Abraham Keinan, entered into an 18-month renewable consulting agreement with Campbeltown Business, Ltd., a private company incorporated in the British Virgin Island which is owned by Guy Nissenson, our Principal Executive Officer/President and Director and four other relatives of Mr. Nissenson. This agreement provides that Swiftnet hires Campbeltown Business, Ltd. as its financial and business development Consultant and will pay Campbeltown Business, Ltd. 2,000 UK Pound Sterling per month, along with an additional monthly performance bonus based upon Swiftnet, Ltd., attaining the following revenue levels for consulting services in the area of business development and management activities:

TARGET AMOUNT OF REVENUES PER MONTH	ADDITIONAL MONTHLY BONUS
Less than 125,000 Pounds (UK)	0 Pounds (UK)
Between 125,000 - 150,000 Pounds (UK)	1,250 Pounds (UK)
(approximately $ 225,000 - $ 270,000 US)	(approximately $ 2,250 US)
Between 150,000 - 175,000 (UK)	2,500 Pounds (UK)
(approximately $ 270,000 - $ 315,000 US)	(approximately $4,500 US)
Over 175,000 Pounds (UK)	2,750 Pounds (UK)
(approximately $ 315,000 US)	(approximately $ 4,950 US)

This agreement with Campbeltown Business, Ltd. involving this monthly payment of 2000 United Kingdom Pound, along with an additional monthly performance bonus, is separate from a bonus and success fee arrangement that we may pay in accordance with an October 15, 2002 approval by our Board of Directors to pay such a bonus and success fee, as discussed below.

The May 11, 2000 agreement is for 18 months, but the agreement provides that the agreement will be renewed by mutual agreement of Swiftnet and Campbeltown Business, Ltd.

On November 5, 2001, May 11, 2003, and November 10, 2004, we renewed this agreement for additional 18 month periods. Therefore, this agreement expires on May 11, 2006. Under the terms of this agreement, Campbeltown agreed to provide the following services to us:

•	analysis of proposed acquisitions;

•	seek markets for our telecommunications services in additional countries;

•	formulate strategies for our future growth plans; and

•	introduce potential customers to our business.

On June 19th, 2000, Swiftnet, Ltd. entered into a Stock Purchase Agreement with Abraham Keinan and Campbeltown Business, Ltd., a company owned by Guy Nissenson and his family. This agreement provides that:

•	Abraham Keinan confirmed that all his businesses activities and initiatives in the field of telecommunications are conducted through Swiftnet, and would continue for at least 18 months after the conclusion of this transaction.

•	Campbeltown declared that it is not involved in any business that competes with Swiftnet and would not be involved in such business at least for 18 months after this transaction is concluded. This agreement term has been satisfied by Campbeltown.

•	Campbeltown would invest $100,000 in Swiftnet Ltd., in exchange for 20% of the total issued shares of Swiftnet, Ltd.;

•	Campbeltown would also receive 5% of our issued and outstanding shares following our acquisition with Swiftnet. In June 2000, Campbeltown Business Ltd. invested the $100,000 in Swiftnet. We acquired Swiftnet, Ltd. and Campbeltown received 720,336 shares of our common stock for its 20% interest in Swiftnet, Ltd.

•	Swiftnet, Ltd., and Keinan would guarantee that Campbeltown’s 20% interest in the outstanding shares of Swiftnet would be exchanged for at least 10% of our outstanding shares and that Campbeltown would have in total at least 15% of our total issued shares after our acquisition occurred.

•	Campbeltown would have the right to nominate 33% of the members of our board of directors and Swiftnet’s board of directors. When Campbeltown ownership in our common stock was less than 7%, Campbeltown would have the right to nominate only 20% of our board members but always at least one member. In the case that Campbeltown ownership in our common stock was less than 2%, this right would expire.

•	Campbeltown would have the right to nominate a vice president in Swiftnet and/or our common stock. Mr. Guy Nissenson was nominated as of the time of the June 19, 2000 agreement. If for any reason Guy Nissenson will leave his position, Campbeltown and Abraham Keinan will agree on another nominee. The Vice President will be employed with suitable conditions.

•	Campbeltown has the option to purchase additional shares of Swiftnet that will represent 10% of all issued shares after the transaction for $200,000 US. This transaction can be executed either by Swiftnet issuing new shares, or by Abraham Keinan selling his private shares (as long as he has an adequate amount of shares), as Abraham Keinan will decide. This option will expire on Dec 31, 2005. Campbeltown can exercise this option in parts.

•	Campbeltown will have the right to participate under the same terms and conditions in any investment or transaction that involve equity rights in Swiftnet or us conducted by Abraham Keinan at the relative ownership portion.

•	In the event that Swiftnet or we will seek for money in a private placement for equity or any other rights, Campbeltown will have the right of first refusal on any transaction or part of it until Dec 31, 2005 or as long as it owns over 7% of Swiftnet equity or 4% of our common stock.

•	Keinan and Campbeltown have signed a right of first refusal agreement for the sale of their shares.

•	Until we conduct a public offering or are traded on a stock market, we are not permitted to issue any additional shares or equity rights without a written agreement from Campbeltown. This right expires when Campbeltown no longer owns any equity interest or shares in our company or our subsidiary, Swiftnet.

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

Guy Nissenson Employment Agreement

On May 11, 2000, Swiftnet, Ltd. and our Chairman of the Board of Directors, Abraham Keinan, entered into an employment agreement with Guy Nissenson, our Principal Executive Officer/ President. This agreement does not expire. Under the terms of the agreement, Swiftnet employed Mr. Nissenson to provide business development and sales and marketing services, at a base rate of 1000 pounds (UK) per month (approximately $1,433 US). When Swiftnet reaches average sales of 175,000 pounds (UK) per month for a consecutive three month period, Mr. Nissenson’s salary will increase to 2,000 pounds (approximately $2,866 US) per month. In addition, Mr. Nissenson will receive an unspecified number of options to acquire our stock that is limited to 50% of the options that Abraham Keinan receives. As such, the agreement protects Mr. Nissenson’s rights to have at least 50% of the options rights that Mr. Keinan will have. Mr. Nissenson can transfer the right of these options to another company or person at his discretion. Swiftnet may only cancel these options if : (1) Mr. Nissenson no longer works with Swiftnet; or (2) if within twelve months of Mr. Nissenson’s employment with the company, Swiftnet and any other companies that may buy or merge into Swiftnet in the future, do not reach average revenues (over a three consecutive month period) of at least 120,000 pounds (UK). Because the average sales per month have exceeded 120,000 pounds within a twelve month period of Mr. Nissenson’s employment, Swiftnet cannot cancel the options.

XFONE 018 Ltd.

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd. whose name was changed in March 2005 to Xfone 018 Ltd. On July 4, 2004 the Ministry of Communications of the state of Israel granted Xfone Communication a license to provide international telecom services in Israel.

In accordance with Israel government regulations and the license, at least 26% of Xfone Communication holdings are to be owned by Israeli citizens who reside in Israel. Xfone Communication was owned 74% by us and 26% by H.S.N. Communication Investments Ltd., an Israel based company, that is owned: 40% by Mrs. Naama Harish, the wife of Dr. Eyal Harish, a member of our Board of Directors, 40% by Dionysos Investments Ltd., a company owned by members of the family of Mr. Guy Nissenson, our Chief Executive Officer, and 20% by Margo Sport Ltd., a company owned by Mr. Giora Spigel and his wife.

Xfone Communication Ltd. received a credit facility from Bank Hapoalim B.M. in Israel to finance its activities. The credit facility included a 10 Million NIS (New Israeli Shekel) Bank Guarantee in favor of the Government of Israel, a revolving credit line of 1 million NIS and an on call short term credit line of 850,000 NIS. In addition, the bank made available for Xfone Communication a long term facility of 3,150,000 NIS to procure equipment. The credit facility was secured with a cash deposit of $1,000,000, a floating charge on Xfone Communication’s assets, a fixed charge on Xfone Communication’s switch and a personal collateral by Mr. Keinan. In addition, we, Swiftnet Limited and H.S.N. Communication Investments Ltd. issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone Communication towards the bank.

On November 23, 2004, Mr. Ilan Shoshani provided Xfone Communication Ltd. with a 10,000,000 New Israeli Shekel bank guarantee as part of the steps required to fulfill the investment agreement signed on August 26, 2004 and the addendum and clarification to the investment agreement dated September 13, 2004 between the Subsidiary, the Company and Mr. Shoshani. Such agreements were also dependent on approval of the Ministry of Communications of the State of Israel, which came on November 8, 2004.

Pursuant to the agreements, Mr. Shoshani was obligated to secure the replacement of the bank guarantee, which was provided to the State of Israel by the Subsidiary in accordance with Regulation 22 of the International Operators Regulations, with another bank guarantee that will conform to all the provisions and terms of the International Operators Regulations and the Subsidiary’s license, and shall be to the complete satisfaction of the Ministry of Communications of the State of Israel. The agreements provide that the costs involved in the issuance of the bank guarantee (commission and stamp duty) will be paid by the Subsidiary.

Pursuant to the agreements, Mr. Shoshani was obligated to extend a shareholder loan to the Subsidiary for the New Israeli Shekel equivalent of the sum of $400,000. The agreements provide that the shareholder loan of Mr. Shoshani shall be given for a period of four years, save if otherwise agreed by the parties to the agreements, at an annual rate of interest of 4% and linked to the Israeli Consumer Price Index. The full amount of the shareholder loan of Mr. Shoshani was deposited in an escrow account.

We have made financial commitments under the agreements as well.

In return for the replacement of the bank guarantee and the grant of the shareholder loan of Mr. Shoshani, the Subsidiary and we undertook to ensure that 26% of the Subsidiary’s shares will be transferred and registered in the name of a person and/or company as determined by Mr. Shoshani. In addition, the Subsidiary and the Registrant undertook to ensure that Mr. Shoshani will be appointed as a director of the Subsidiary.

On November 24, 2004, Mr. Ilan Shoshani was elected as a director of the Subsidiary.

On November 24, 2004, the board of directors of the Subsidiary approved that shares held by H.S.N. Communication Investments Ltd., representing 26% ownership of the Subsidiary be transferred to Newcall Ltd., a company owned by Mr. Shoshani and his wife. The full amount of the shareholder loan of Mr. Shoshani was transferred from the escrow account to the Subsidiary’s account on December 20,2004.

Pursuant to a verbal agreement between Mr. Giora Spigel and us, the board of directors of the Subsidiary approved on November 24, 2004, subject to the approval of the Ministry of Communications of the State of Israel, that shares held by the Registrant, representing 5% ownership of the Subsidiary, was transferred to Margo Sport Ltd., a company owned by Mr. Spigel and his wife. Presently, Margo Sport Ltd. holds 20% of H.S.N. Communication Investments Ltd. Mr. Giora Spigel is a director of the Subsidiary and holds the position of Vice President Business Development with the Subsidiary.

Upon approval of the Ministry of Communications of the State of Israel, such verbal agreement was evidenced by a share transfer deed as required by the Israel Company Law — 1999.

The Subsidiary is currently owned 69% by Xfone, Inc., 26% by Newcall Ltd., and 5% by Margo Sport Ltd.

We started providing services in Israel through Xfone Communication Ltd. in mid December 2004.

AURACALL LIMITED

We have an investment in and own 47.5% of a joint business venture, Auracall Limited. Auracall Limited’s services were introduced in approximately March 2002. Our Chairman of the Board, Abraham Keinan, and our Chief Executive Officer/Director, Guy Nissenson, are both directors of Auracall Limited. Our management will indirectly benefit from revenues generated by Auracall Limited activities, to the extent that Vision Consultants, Inc., which is solely owned by Mr. Keinan, and Campbeltown Business Limited, which is partially owned by our Chief Executive Office, Guy Nissenson, receives 1% of all our revenues, except revenue generated by Story Telecom activities, if our entire monthly revenue, except revenue generated by Story Telecom activities, exceeds $485,000. We have made no guarantee or any other commitment on behalf of Auracall, Ltd. and we are not committed to provide Auracall, Ltd. with any further support.

STORY TELECOM

We have an investment in and own 40% of a joint business venture, Story Telecom, which is a calling card service we offer that is detailed on page ( ). Story Telecom purchases their telecommunications services from us. Our Chief Executive Officer/Director, Guy Nissenson, is a director of Story; our Chairman of the Board, Abraham Keinan,is not a director of Story Telecom. Our management does not benefit from revenues generated by Story Telecom activities. Story Telecom We have made no guarantee or any other commitment on behalf of Story Telecom and we are not committed to provide Story Telecom with any further support.

XFONE USA, INC.

Xfone USA, Inc. was incorporated in the State of Mississippi on May 28, 2004 especially for the purpose of becoming the surviving corporation upon the consummation of the merger. We are the sole shareholder of Xfone USA, Inc. Mr. Abraham Keinan, our Chairman of the Board, Mr. Guy Nissenson, our President/Chief Executive Officer/Director, Mr. Eyal J. Harish and Mr. Shemer S. Schwarz are the directors of Xfone USA, Inc. Our President/Chief Executive Officer/Director, Guy Nissenson, is also the President/Secretary/Treasurer of Xfone USA, Inc. Messrs Keinan and Nissenson are co-chairman.

The agreement and plan of merger was consummated on March 10, 2005.

On July 1, 2004, we entered into a management agreement which provides that Xfone USA will provide management services to WS Telecom pending the consummation of the merger. The management agreement provides that all revenues generated from WS Telecom’s business operations will be assigned and transferred to Xfone USA. This agreement terminated upon consummation of the merger on March 10, 2005.

Voting Agreement

Our Chairman of the Board, Abraham Keinan, and our President/Chief Executive Officer/Director, Guy Nissenson, exercise significant control over stockholder matters through a September 28, 2004 Voting Agreement between Mr. Keinan, Mr. Nissenson and Campbeltown Business Ltd, an entity owned and controlled by Mr. Nissenson and his family. This agreement, which is for a term of 10 years, provides that: (a) Messrs. Keinan and Nissenson and Campbeltown Business, Ltd. agree to vote any shares of our common stock controlled by them only in such manner as previously agreed by all these parties; and (b)in the event of any disagreement regarding the manner of voting, a party to the agreement will not vote any shares, unless all the parties have settled the disagreement.

Dionysos Investments (1999) Ltd FINANCIAL SERVICES AND BUSINESS DEVELOPMENT CONSULTING AGREEMENT

This Financial Services Consulting Agreement was entered into on November 18, 2004, between Dionysos Investments (1999) Ltd., an Israeli company (“Dionysos”) and Xfone, Inc. with respect to certain services. The principal of Dionysos is Mr. Haim Nissenson, father of Guy Nissenson, President, CEO and Financial Officer of Xfone, Inc.

Dionysos agrees to assist the Xfone, Inc. in connection with services related to financial activities, financial reports, mergers & acquisitions and other business development work (the “Services”). In the event Xfone, Inc. requests additional services, the scope of such additional services shall be as agreed by the parties and shall be governed by this Agreement.

The parties agree that Dionysos will be compensated by Xfone, Inc. for the Services provided to Xfone, Inc. in the amount of Three Thousand British Sterling Pounds (£3,000) per month beginning on the Effective Date of this Agreement (the “Fees”). In addition, Xfone, Inc. will reimburse Dionysos, based on prior approval by Xfone, Inc., for expenses incurred, which expenses will include travel, hotel, meals, courier, report reproduction and other administrative costs when and where needed (the “Expenses”). Compensation for any additional services provided by Dionysos for Xfone, Inc. shall be as agreed by the parties.

The Effective Date of this Agreement shall be January 1, 2005 (the “Effective Date”). The term of this Agreement shall be two (2) years (the “Term”). Dionysos’s Services shall begin on the Effective Date. The Term will be automatically renewed for successive two-year periods, unless either party provides written notice at least ninety (90) days prior to the end of the Term that such party does not wish to renew this Agreement.

During first quarter 2005, we and Swiftnet are in discussions with Abraham Keinan, Chairman of the Board, and Guy Nissenson, President and CEO and acting CFO, about employment agreements for them with Xfone, Inc. and Swiftnet Ltd. If signed, this will result in the assignment and novation of certain compensation, rights and obligations related to Vision Consultants and Campbeltown Business as well.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number / Description

2.	Agreement and plan or reorganization between Xfone, Inc. and Swiftnet Ltd. dated September 20, 2000 (1)
3.1	Articles of Incorporation of Xfone, Inc.(1)
3.2a	Bylaws of Xfone, Inc.(1)
3.2b	Amended Bylaws of Xfone, Inc.(4)
3.3	Articles of Incorporation of Swiftnet, Ltd.(1)
3.4	Bylaws of Swiftnet, Ltd.(1)
3.5	Amended bylaws of Xfone, Inc.(3)
3.6	By-Laws of Xfone USA, Inc. (7)
3.7	Office of the Mississippi Secretary of State, Articles of Merger or Share Exchange Profit Corporation (7)
4.	Specimen Stock Certificate(1)
5.	Opinion of Hamilton, Lehrer & Dargan, P.A.
10.1	Agreement between Swiftnet Ltd. and Guy Nissenson dated May 11, 2000(1)
10.2	Employment Agreement with Bosmat Houston dated January 1, 2000(1)
10.3	Loan Agreement with Swiftnet Ltd., Guy Nissenson, and Nissim Levy dated August 5, 2000(1)
10.4	Promissory Note executed between Xfone and Swiftnet Ltd. dated September 29, 2000(1)
10.5	Stock Purchase Agreement between Swiftnet, Ltd, Abraham Keinan, and Campbeltown Business, Ltd. dated June 19, 2000(1)
10.6	Consulting Agreement between Swiftnet, Ltd. and Campbeltown Business, Ltd. dated May 11, 2000(1)
10.7	Agreement with Campbeltown Business Ltd. dated July 30, 2001(1)
10.8	Contract with WorldCom International, Ltd. dated June 20, 1998(1)
10.9	Contract with VoiceNet Inc. dated April 11, 2000(1)
10.10	Contract with InTouchUK.com Ltd. dated April 25, 2000(1)
10.11	Letter of Understanding from Campbeltown Business, Ltd. to Xfone, Inc. dated July 30, 2001 (2)
10.12	Agreement between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet dated April 6, 2000 (2)
10.13	Lease Agreement between Elmtree Investments, Ltd. and Swiftnet, Ltd. dated December 4, 1991 (2)
10.14	Lease Agreement between Postwick Property Holdings Limited and Swiftnet, Ltd. dated October 8, 2001.(2)
10.15	Agreement between Xfone, Inc., Swiftnet, Ltd., and Nir Davison dated September 30, 2002 (5)
10.16	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Platinum Partners Value Arbitrage Fund LP, Countrywide Partners LLC and WEC Partners LLC. [3 investors] (6)
10.17	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Simon Langbart, Robert Langbart, Arik Ecker, Zwi Ecker, Michael Derman, Errol Derman,Yuval Haim Sobel, Zvi Sobel, Tenram Investment Ltd., Michael Zinn, Michael Weiss. [11 investors] (6)
10.18	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Southridge Partners LP and Southshore Capital Fund Ltd. [2 investors] (6)
10.19	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Crestview Capital Master LLC. [1 investors] (6)
10.20	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Adam Breslawsky, Oded Levy, Michael Epstein, Steven Frank, Joshua Lobel, Joshua Kazan and The Oberon Group LLC. [7 investors] (6)
10.21	Newco (Auracall Limited) Formation Agreement. (6)
10.22	Agreement with ITXC Corporation(6)
10.23	Agreement with Teleglobe International (6)
10.23.1	Amendment to Agreement with Teleglobe International (6)
10.24	Agreement with British Telecommunications (6)
10.25	Agreement with Easyair Limited (OpenAir)(6)
10.26	Agreement with Worldnet (6)
10.27	Agreement with Portfolio PR (6)
10.28	Agreement with Stern and Company (6)
10.29	December 31, 2003 letter to Xfone from A. Keinan (6)
10.30	Agreement between Swiftnet, Ltd. and Dan Kirschner (8)
10.31	Agreement and Plan of Acquisition (7)
10.32	Escrow Agreement (7)
10.33	Release Agreement (7)

10.34	Employment Agreement between WS Telecom, Inc. and Wade Spooner (7)
10.35	Employment Agreement between WS Telecom, Inc. and Ted Parsons (7)
10.36	First Amendment to Agreement and Plan of Merger (WS Telecom, Inc./Xfone, Inc./Xfone USA, Inc.) (11)
10.37	Finders Agreement with The Oberon Group, LLC (11)
10.38	Agreement with The Oberon Group, LLC (11)
10.39	Management Agreement (WS Telecom, Inc. and Xfone USA, Inc.) (8)
10.40	Engagement Letter to Tommy R. Ferguson, Confidentiality Agreement, and Executive Inventions Agreement dated August 19, 2004. (11)
10.41	Voting Agreement dated September 28, 2004 (11)
10.42	Novation Agreement executed September 27, 2004 (11)
10.43	Novation Agreement executed September 28, 2004 (11)
10.44	Ilan Shoshani Investment Agreement dated August 26, 2004. (12)
10.44.1	Addendum and Clarification to the Ilan Shoshani Investment Agreement dated September 13, 2004. (12)
10.45	Elite Financial Communications Group Agreement
10.46	Dionysos Investments (1999) Ltd FINANCIAL SERVICES AND BUSINESS DEVELOPMENT CONSULTING AGREEMENT
21.1	List of Subsidiaries (Amended) (8)
23.	Consent of Chaifetz & Schreiber, P.C.
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act Of 2002.
32	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act Of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.'s SB-2 registration statement, file # 333-67232.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.'s SB-2/Amendment 1 registration statement, file # 333-67232.
(3)	Denotes previously filed exhibit: filed on November 28, 2001 with Xfone, Inc.'s SB-2/Amendment 2 registration statement, file # 333-67232.
(4)	Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.'s Form 8-K.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.'s SB-2/Post Effective Amendment No. 2 registration statement, file # 333-67232
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone's, Inc.SB-2 Amendment 1 Registration Statement, file # 333-113020.

(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.'s Form 8-K
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.'s SB-2/Amendment 2 Registration Statement, file # 333-113020.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone's, Inc.SB-2 Amendment 3 Registration Statement, file # 333-113020.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone's, Inc.SB-2 Amendment 4 Registration Statement, file # 333-113020.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.'s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.'s Form 8-K

We hereby incorporate the following additional documents by reference:

(a)	our Forms 10-KSB/A for the year ended December 31, 2002 which was filed on June 9, 2004;
(b)	our Registration Statement on Form SB-2 and all amendments thereto which was filed on August 10, 2001 and amended on October 16, 2001, November 28, 2001, December 27, 2001, December 28, 2001, February 4, 2002, March 3, 2003, and April 8, 2003;
(c)	our Registration Statement on Form SB-2 and all amendments thereto which was filed on February 23, 2004 and amended on April 15, 2004, June 7, 2004, August 11, 2004, September 13, 2004, November 1, 2004, November 9, 2004, and was effective November 12, 2004;
(d)	our Forms 10-QSB for the periods ended March 31, 2002 which was filed on May 14, 2002, June 30, 2002 which was filed on August 13, 2002 and amended on August 20, 2002, September 30, 2002 which was filed on November 14, 2002, March 31, 2003 which was filed on May 15, 2003, June 30, 2003 which was filed on August 14, 2003, September 30, 2003 which was filed on November 10, 2003 and filed on May 17, 2004, and March 31, 2004 which was amended on June 9, 2004 and August 12, 2004, and June 30, 2004 which was filed on August 17, 2005, and September 30, 2004 which was filed on November 15, 2004.
(b)	Reports on Form 8-K

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

On October 4, 2004, we filed a Form 8-K, Item 8.01. Other Events, to disclose that on September 28, 2004, Abraham Keinan ("Keinan"), our Chairman of the Board, Guy Nissenson ("Nissenson"), our President/Chief Executive Officer/Director, and Campbeltown Business Ltd. ("Campbeltown"), a related party consultant, entered into a Voting Agreement which provides for mutual obligations by all parties to the agreement.

On November 29, 2004, we filed a Form 8-K, Item 1. Entry Into A Material Agreement, to disclose that on November 23, 2004, Mr. Ilan Shoshani provided our Israeli based subsidiary, Xfone Communication Ltd. (the "Subsidiary") with a 10,000,000 New Israeli Shekel bank guarantee as part of the steps required to fulfill the agreements signed on August 26, 2004 and September 13, 2004 between the Subsidiary, the Registrant and Mr. Shoshani. Such agreements were also dependent on approval of the Ministry of Communications of the State of Israel, which came on November 8, 2004, and that on November 24, 2004, our board of directors approved and adopted the principal items forming our 2004 Stock Option Plan (the "Plan") which is presently being drafted for the benefit of employees, officers, directors, consultants and subcontractors of the Xfone, Inc. including its subsidiaries. The purpose of the Plan is to enable the Registrant to attract and retain the best available personnel for positions of substantial responsibility, to provide an incentive to such persons presently engaged with the Registrant, and to promote the success of our business, and at the time the board of directors approved the granting of 3,200,000 options to the Chairman of Xfone, Inc, and the President and CEO of Xfone, Inc, and the directors of Xfone, Inc.; Item 5.02 Departure of Directors or principal officers; election of directors; appointment of principal officers, to disclose that on November 23, 2004, by written shareholders consent to action without meeting of over 90% of the voting group of common shares, the Registrant elected two new independent directors, Mr. Arye Czertok (64 years old), Esquire and Mr. Aviu Ben-Horrin (56 years old), and formation of an audit committee on November 24, 2004 by the board of directors at a meeting. Committee. The Audit Committee is composed of three directors: Messrs Czertok, Ben-Horrin and Schwartz (all 3 are considered independent directors. Mr. Czertok was appointed as the Chairman of the Audit Committee, and during the November 24, 2004 board of directors meeting Mr. Guy Nissenson, President and Chief Executive Officer of the Xfone, Inc., resigned from his position as the Secretary of the Xfone, Inc.. The board of directors elected Mr. Alon Reisser, Advocate as the new Secretary. Mr. Reisser is presently the internal legal adviser for Xfone, Inc. and legal adviser for Xfone Communication Ltd.

On December 24, 2004, we filed a Form 8-K, Item 5.02. Departure of Principal Officer, to disclose that it was mutually agreed by Xfone, Inc. ("the Company") and Mr. Tommy Ferguson, Chief Financial Officer of the Company, that effective December 24, 2004 Mr. Ferguson would cease his managerial duties as Chief Financial Officer. It was further agreed that Mr. Ferguson would stay on at the Company until January 18, 2005. If the Company so desires Mr. Ferguson will be available to the Company as a consultant.

On March 15, 2005, we filed a Form 8-K, Item 2.01 Completion of Acquisition or Disposition of Assets, to disclose as previously disclosed on Form 8-K filed June 1, 2004, on May 28, 2004, XFONE, Inc. entered into an Agreement and Plan of Merger (the "Agreement") to acquire WS Telecom, Inc., a Mississippi corporation, through the statutory merger of WS Telecom, Inc. with and into the XFONE, Inc.`s wholly owned subsidiary XFONE USA, Inc., effective March 10, 2005. The acquisition of WS Telecom, Inc. included its two wholly owned subsidiaries eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. Pursuant to the Agreement which was previously disclosed as an exhibit to the Form 8-K dated June 1, 2004, as consideration for surrendering their shares, shareholders of WS Telecom, Inc. will receive a combination of stock of XFONE, Inc. valued in the aggregate at $2,200,000.00 and warrants of XFONE, Inc. valued in the aggregate at $1,300,000.00. Further, on July 1, 2004, XFONE USA entered into a management agreement with WS Telecom which provided that Xfone USA provide management services to WS Telecom pending the consummation of the merger. The management agreement provided, among other things, that all revenues generated from WS Telecom's business operations will be assigned and transferred to Xfone USA. The term of the Agreement commenced on July 1, 2004 and continued until the consummation of the merger on March 10, 2005; Item 8.01. Other Events. On March 15, 2005, XFONE, Inc. announced by press release the completion of the acquisition of WS Telecom, Inc. The acquisition became effective March 10, 2005. A copy of the press release is attached to the Form 8-K as Ex. 99.1 and incorporated herein by reference; Item 9.01. Financial Statements and Exhibits.(a)Financial Statements of Businesses Acquired. The financial statements required by this Item 9.01(a) are not included in this initial report on Form 8-K. The financial statements will be filed by amendment to this report no later than 71 calendar days after the date of this initial report.(c) Exhibits. 9.1 Press Release issued by XFONE, Inc. dated March 15, 2005 headed "XFONE USA Completes Merger with Jackson, Mississippi-Based Telecommunications Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the fiscal year ended December 31, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated as follows: we paid our accountant, Chaifetz & Schreiber, P.C. $52,000.

Audit-Related Fees

none

Tax Fees

The aggregate fees billed for the fiscal year ended December 31, 2004 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were estimated as follows: we paid our accountant, Chaifetz & Schreiber, P.C. $5,000.

All Other Fees

Audit Fees

$49,500

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

March 31 , 2005	XFONE, INC. BY: /S/ Guy Nissenson —————————————— Guy Nissenson President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2005
BY: /S/ Guy Nissenson
——————————————
Guy Nissenson
President,
Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer, and Director

BY: /S/ Abraham Keinan
——————————————
Abraham Keinan
Chairman of the Board of Directors

BY: /S/ Eyal J. Harish
——————————————
Eyal J. Harish
Director