Form 10QSB
period 2005-03-31
XFONE INC
filed 2005-05-16
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock: The issuer had 6,884,521 shares outstanding as of May 13, 2005 (latest practicable date).

Xfone, Inc. and Subsidiaries
FORM 10-QSB
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
Unaudited

CONTENTS

PAGE
Balance Sheets	2-3
Statements of Operations	4
Statements of Changes in Shareholders' Equity	5
Statements of Cash Flows	6-7
Notes to Consolidated Financial Statements	8-19

Xfone, Inc. and Subsidiaries

BALANCE SHEETS

	March 31, 2005 Unaudited	December 31, 2004 Audited	March 31, 2005 Unaudited Convenience translation into U.S.$
Current assets
Cash	£643,048	£797,097	$1,208,930
Accounts receivable, net	2,817,808	2,271,448	5,297,479
Prepaid expenses and other receivables	538,167	693,524	1,011,754
Loan to shareholder	123,965	123,965	233,054

Total Current Assets	£4,122,988	£3,886,034	$7,751,217

Loan to shareholder	123,966	123,966	233,056

Investments	53,973	20,885	101,469

Fixed assets
Cost	2,296,695	1,516,854	4,317,787
Less - accumulated depreciation	(436,731)	(261,561)	(821,054)

Total fixed assets, net	1,859,964	1,255,293	3,496,733

Other Assets, net	2,379,060	57,106	4,472,633

Total assets	£8,539,951	£5,343,284	$16,055,108

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

BALANCE SHEETS

	March 31, 2005 Unaudited	December 31, 2004 Audited	March 31, 2005 Unaudited Convenience translation into U.S.$
Current liabilities
Notes payable - current portion	£578,493	£72,041	$1,087,567
Trade payables	2,227,277	2,035,368	4,187,281
Other liabilities and accrued expenses	670,435	224,032	1,260,418
Obligations under capital leases - current portion	159,449	147,988	299,764

Total current liabilities	£3,635,654	£2,479,429	$6,835,030

Deferred taxes	311	52	585
Notes payable	666,031	509,867	1,252,139
Obligations under capital lease	104,708	141,944	196,851

Total liabilities	£4,406,704	£3,131,292	$8,284,605

Guarantees, Commitments & Liens
Shareholders' equity
Preferred stock - 50,000,000 shares authorized, none issued
Common stock:
25,000,000 shares authorized,£.000532 par value;
6,220,871 issued and outstanding	4,290	4,290	8,064
Foreign currency translation adjustment	(386)	1,210	(726)
Contributions in excess of shares	3,252,910	1,373,556	6,115,471
Retained earnings	876,433	832,936	1,647,694

Total shareholders' equity	4,133,247	2,211,992	7,770,503

Total liabilities and shareholders' equity	£8,539,951	£5,343,284	$16,055,108

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF OPERATIONS

	Three months Ended March 31 2005 Unaudited	Three months Ended March 31 2004 Unaudited	Three months Ended March 31 2005 Unaudited Convenience translation into U.S.$
Revenues	£3,312,934	£2,307,215	$6,228,317
Cost of revenues	(2,274,071)	(1,561,238)	(4,275,254)

Gross profit	1,038,863	745,977	1,953,063

Operating expenses:
Research and development	(5,000)	(10,000)	(9,400)
Marketing and selling	(384,190)	(367,207)	(722,277)
General and administrative	(638,258)	(234,168)	(1,199,925)

Total operating expenses	(1,027,448)	(611,375)	(1,931,602)

Operating profit	11,415	134,602	21,461
Financing expenses - net	(14,808)	(10,846)	(27,839)
Equity in income of affiliated company	33,088	--	62,205
Other income	2,332	5,313	4,384

Income before minority interest and taxes	32,027	129,069	60,211
Minority Interest	30,920	--	58,129

Income Before taxes	62,947	129,069	118,340
Taxes on income	(19,450)	(26,000)	(36,566)

Net income	£43,497	£103,069	$81,774

Earnings Per Share:
Basic	£0.007	£0.020	$0.012

Diluted	£0.004	£0.010	$0.007

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number of Ordinary Shares	Share Capital	Contributions in excess of par value	Foreign currency translation adjustments	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2004	5,117,684	3,530	£193,514	--	£793,062	£990,106
Issuance of shares	1,103,187	760	1,180,042	--	--	1,180,802
Currency Translation	--	--	--	1,210	--	1,210
Net income	--	--	--	--	39,874	39,874

Balance at December 31, 2004	6,220,871	£4,290	£1,373,556	£1,210	£832,936	£2,211,992

Unaudited
Balance at January 1, 2005	6,220,871	4,290	1,373,556	1,210	832,936	2,211,992
Issuance of shares	--	--	17,354	--	--	17,354
On behalf of acquisition	--	--	1,862,000	--	--	1,862,000
Currency Translation	--	--	--	(1,596)	--	(1,596)
Net income	--	--	--	--	43,497	43,497

Balance at March 31, 2005	6,220,871	£4,290	£3,252,910	(£386)	£876,433	£4,133,247

Unaudited
Convenience translation into U.S.$:
Balance at January 1, 2005	6,220,871	$ 8,279	$2,650,963	$ 2,335	$1,607,566	$4,269,143
Issuance of shares		0	32,626	--	--	32,626
On behalf of acquisition	--	--	3,500,560	--	--	3,500,560
Currency Translation	--		--	(3,000)	--	(3,000)
Net income	--	--	--	--	81,774	81,774
Change of currency rates	--	(215)	(68,678)	(61)	(41,646)	(110,600)

Balance at March 31, 2005	6,220,871	$ 8,064	$6,115,471	($ 726)	$1,647,694	$7,770,503

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS

	Three months Ended March 31,		Three months Ended March 31, 2005 Unaudited
	2005 Unaudited	2004 Unaudited	Convenience translation into U.S.$
Cash flow from operating activities
Net income	£43,497	£103,069	$81,774
Adjustments to reconcile net cash
used in operating activities	(18,253)	(295,544)	(34,316)

Net cash provided by (used in) operating activities	25,244	(192,475)	47,458

Cash flow from investing activities
Purchase of other assets	(122,106)	--	(229,559)
Purchase of equipment	(39,064)	(36,659)	(73,440)
Net cash acquired through purchase of WS Telecom	76,594	--	143,997
Acquisition of Ws Telecom	(244,208)	--	(459,111)

Net cash used in investing activities	(328,784)	(36,659)	(618,113)

Cash flow from financing activities
Repayments of long term loans from banks and others	(11,995)	(1,000)	(22,550)
Repayment of capital lease obligation	(25,775)	(90)	(48,457)
Repayment of long term debt	--	(17,428)	--
Proceeds from short term loans from banks	187,261	--	352,051
Dividend paid	--	(86,270)	--
Proceeds from issuance of common stock	--	1,484,031	--

Net cash provided by financing activities	149,491	1,379,243	281,044

Net (Decrease) Increase in cash	(154,049)	1,150,109	(289,611)
Cash, beginning of year	797,097	977,008	1,498,541

Cash at end of year	£643,048	£2,127,117	$1,208,930

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
For the period ended March 31, 2005

	Three months Ended March 31,		Three months Ended March 31, 2005 Convenience
	2005	2004	translation into U.S.$
Acquisition of WS Telecom	£1,862,000	--	$3,500,560
granting of shares of common stock
and warrants for professional services
Number of shares and warrants	19,819	17,500	19,819
Amount	£22,675	£28,533	$42,629

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS (Cont.)

      (1) Adjustments to reconcile net income to net cash provided by operating activities

	Three months Ended March 31,		Three months Ended March 31, 2005 Unaudited Convenience
	2005 Unaudited	2004 Unaudited	translation into U.S.$
Depreciation and amortization	£55,786	£20,892	$104,878

Bad debt expense	52,371	9,274	98,457
Stock issued for professional services	22,675	28,533	42,629

	130,832	58,699	245,964
Changes in assets and liabilities:
(Increase) Decrease in trade receivables	(119,232)	50,796	(224,156)
(Increase) Decrease in other receivables	193,346	(91,767)	363,490
Decrease in shareholder loans	--	7,038	--
Equity in earnings of investments	(33,088)	--	(62,205)
Minority interest	(30,920)	--	(58,130)
Increase in trade payables	(19,684)	(190,509)	(37,006)
Decrease in other payables	(139,766)	(129,801)	(262,759)
Increase in deferred taxes	259	--	486

Total adjustments	(149,085)	(354,243)	(280,280)

	(£18,253)	(£295,544)	($ 34,316)

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 1 — Organization and Nature of Business

A.	Xfone, Inc. (“Xfone”) was incorporated in Nevada, U.S.A. in September, 2000 and is a provider of long distance voice and data telecommunications services, primarily in the United Kingdom. The company’s holdings in subsidiaries are as follows:

Swiftnet Limited (“Swiftnet”) — wholly owned U.K subsidiary
Xfone U.S.A Inc (“Xfone U.S.A”) located in Mississippi- wholly owned subsidiary, Xfone 018 Ltd, an Israeli company(“Xfone 018”)- in which the company holds a 69% ownership share.

The Board of Directors of Xfone 018 Ltd. approved on November 24, 2004, subject to the approval of the Ministry of Communications of the State of Israel that shares held by the Company representing 5% ownership of Xfone 018 Ltd. will be transferred to Margo Sport Ltd. Without additional compensation. Margo Sport Ltd. holds 20% of H.S.N. Communication Investments Ltd. a company that previously held 26% of Xfone 018 Ltd. Upon approval of the Ministry of Communications, which was granted on January 26, 2005, a share transfer deed was executed and the 5% ownership was transferred to Margo Sport Ltd. on January 27, 2005. Xfone 018 Ltd. is currently owned 69% by the Company.

The company entered into an agreement to acquire WS Telecom Inc. a Mississippi corporation, that provides telecommunication services in the southeastern United States. Xfone U.S.A managed WS Telecom Inc. under a management agreement until March 10, 2005 (See note 8 and note 9 ). The financial statements consolidate the operations of Xfone, Swiftnet, Xfone 018 and Xfone U.S.A — (collectively the “Company”).

B.	The financial statements of the company have been prepared in Sterling (“£”) since this is the currency of the prime economic environment, the U.K., in which the operations of the Company are conducted.

C.	The financial statements have been translated into U.S. dollars using the rate of exchange of the U.S. dollar at March 31, 2005. The translation was made solely for the convenience of the readers. It should be noted that the £ figures do not necessarily represent the current cost amounts of the various elements presented and that the translated U.S. dollars figures should not be construed as a representation that the £ currency amounts actually represented, or could be converted into, U.S. dollars. The representative rate of exchange of the £ at March 31, 2005 was £1 = 1.88 U.S.$.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

      Note 2 — Significant Accounting Policies

The financial statements are prepared in accordance with generally accepted accounting principles in the United States. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are as follows:

A.	Principles of Consolidation and Basis of Financial Statement Presentation — The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

A minority interest in the loss of a subsidiary will be recorded according to the respective equity interest of the minority and up to it’s exposure and/or legal obligation to cover the subsidiary losses in case of equity reduced to zero or below.

B.	Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts.

The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, estimate of uncollectible customer balances is made using factors such as the credit quality of the customer and the economic conditions in the market. Accounts are considered past due once the unpaid balance is 90 days or more outstanding, unless payment terms are extended. When an account balance is past due and attempts have been made to collect the receivable through legal or other means the amount is considered uncollectible and is written off against the allowance balance.

At March 31, 2005 the accounts receivable are presented net of an allowance for doubtful accounts of £326,466

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

	Methods	Useful Life
Switching equipment	straight line	10 years
Machinery and equipment	reducing balance and straight line	3-4 years
Furniture and fixtures	reducing balance and straight line	4-14 years
Motor vehicles	reducing balance	4 years

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

      Note 2 — Significant Accounting Policies (Cont.)

E.	Other intangible assets

Other intangible assets with determinable lives consist of license for communication services and are amortized over the 20 year term of the license.

F.	Long -Lived Assets

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

H.	Use of Estimates

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

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

      Note 2 — Significant Accounting Policies (Cont.)

I.	Earnings Per Share

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

J.	Income Taxes

Deferred tax liabilities or assets reflect temporarily differences between amounts of assets and liabilities for financial and tax reporting and are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse.

K.	Stock-Based Compensation

The Company accounts for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” All equity-based awards to non-employees are accounted for their fair value in accordance with SFAS No. 123. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. Pro forma information (See note 5) regarding the Company’s net income and net earnings per share is required by SFAS No 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123.

L.	Foreing currency translation

Assets and liabilities of subsidiaries operating outside United kingdom with a functional currency other then Pound are translated into Pounds using year end exchange rates. Sales ,costs and expenses are translated at the average exchange rate effective during the period. Foreign currency translation gains and losses are included in the shareholders equity section.

M.	Recent Accounting Pronouncements

In December 2004, the FASB issued statement of financial Accounting Standards No.123 (revised)“Share based payments (revised 2004)" (SFAS 123R) requiring that the compensation cost relating to share based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R is effective as of the first interim or annual reporting period beginning after December 15,2005.

In January 2003, the FASB issued FIN 46, which provides guidance on consolidation of variable interest entities. In december 2003, the FASB referred the effective date of FIN 46 for certain variable interest entities (Non special purpose entities) until the first quarter of 2004. Our adoption of the provisions of FIN 46 did not have effect on our consolidated financial statements.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

      Note 3 — Loan to the Chairman of the Board

The Company has a non-interest bearing loan totaling £247,931 due from its Chairman of the Board. These loans are to be repaid on the following schedule:

2005	£123,965
2006	123,966

£247,931

      Note 4 — Long-Term Debt and Capital Lease Obligations

The Company leases certain switching equipment in the United Kingdom and Israel under capital leases expiring in various years through 2007. The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated productive lives. The effective interest rates on these capital leases vary up to 9.6%.

Minimum future lease payments under capital leases as of March 31, 2005 through maturity of the capital leases are:

Year 1	£159,449
Year 2	£81,282
Year 3	£23,426

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

      Note 4 — Long-Term Debt and Capital Lease Obligations- continue

The company has notes payable bearing interest varying from 4% to 7.16% annually.

Five years maturity of long term debts is as follows:

Year 1	£578,493
Year 2	£155,806
Year 3	£84,933
Year 4	£264,652
Year 5	£90,940
Thereafter	£69,700

The minority shareholders loan to Xfone 018 is presented net of minority Interest £ 30,920 which reflects the minority part of the loss for the period.

The Company’s 69%-owned Israeli-based subsidiary, Xfone 018 Ltd., has received a credit facility from Bank Hapoalim B.M. in Israel to finance its start-up activities. The credit facility includes a revolving credit line of 1.0 million NIS and an on call short-term credit line of 850,000 NIS. In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS to procure equipment. The credit facilities are secured with a floating charge on Xfone 018 assets, a fixed charge on it’s switch and personal collateral by the Company’s Chairman. In addition, Xfone and Swiftnet Ltd. issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank. As of March 31, 2005, a total of £571,218 had been drawn on these facilities and is included in notes payable in the current liabilities section on the balance sheet at March 31, 2005.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

      Note 5 — Capital Structure, Stock Options

During February 2005, the Company granted 11,400 shares to employees, agents and subcontructors from it’s compensation fund stock pool the shares value as of the granting day was £18,171. In addition the Company granted 8,419 warrants for consulting services, valued £4,504 according to Black-Scholes option pricing model.

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

On February 6, 2005, 730,000 options were granted under the plan described above according to the following terms:

Option exercise price — $3.5, vesting date – will be over a period of four years, 25% of the options are vested after a year from the date of grant. Thereafter ,1/16 of the options are vested every 3 months for the following 3 years. expiration date – 5.5 years from the grant date.

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

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

      Note 5 — Capital Structure, Stock Options -(Cont.)

Weighted average fair value of options granted £ 0.66

Proforma reporting based on the fair value method:

	Period ended March 31, 2005
	Reported	Proforma
Cost of compensation - net	--	£481,800
Net income (loss) for the period	£43,497	(£438,303)

Basic net earnings (loss) per share	£ 0.007	(£ 0.070)

Diluted net earning (loss) per share	£ 0.004	(£ 0.039)

      Note 6 — Economic Dependency And Credit Risk

Approximately 29% of total revenues in the three month period ended March 31, 2005, and 42% of total accounts receivable as of March 31, 2005 are derived from one major client.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

      Note 7 — Segments information

The percentage of the Company’s revenues is derived from the following segments:

	For the period Ended March 31, 2005	For the period Ended March 31, 2004
Telephone minute billing plus data and messaging
services, including facsimile, nodal, and e-mail
related services	66%	48%
Mobile phone services	4%	5%
Calling cards	30%	47%

	100%	100%

        The Company has four major types of customers:

•	Residential — These customers either must dial “dial 1 service” or acquire a box that dials automatically.

•	Commercial — Smaller business are treated the same as residential customers. Larger businesses’ PBX units are programmed

•	Governmental agencies — Include the United Nations World Economic Forum, the Argentine Embassy and the Israeli embassy.

•	Resellers, such as WorldNet and Vsat — We provide them with our telephone and messaging services. For WorldNet we also provide the billing system.

	For the period Ended March 31, 2005 Unaudited	For the period Ended March 31, 2004 Unaudited	For the period Ended March 31, 2005 Convenience translation into US$
Revenues:
Telephone & Messaging	£2,201,268	£1,101,668	$4,138,384
Mobile	129,526	119,560	243,510
Calling cards	982,140	1,085,987	1,846,423

	£3,312,934	£2,307,215	$6,228,317
Direct Operating Profit:
Telephone & Messaging	£567,477	£314,835	$1,066,857
Mobile	24,828	16,602	46,677
Calling cards	62,368	79,697	117,252

	£654,673	£411,134	$1,230,785
Corporate common
operating expenses	£643,258	£276,532	$1,209,324
Operating profit	£11,415	£134,602	$21,461

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

      Note 8 – Management Agreement

On July 1, 2004, in conjunction with this acquisition (see Note 9), Xfone USA also entered into a management agreement with WS Telecom. The management agreement provides that WS Telecom hires and appoints Xfone USA as manager to be responsible for the operation and management of all of WS Telecom’s business operations, including:

•	Personnel – Supervising the current employees and independent contractors of WS Telecom with the authority to hire, discharge and direct personnel for the conduct of the business;

•	Accounting - Supervision and administration of all accounting and the maintenance of all books and records for the business;

•	Contracts – Maintain all existing contracts necessary for the operation of the business and the authority to enter into or renew contract in WS Telecom’s name;

•	Policies and procedures — Preparation of all policies and procedures for the operation of the business; and

•	Budgets – Preparation of all operating, capital or other budgets.

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

The management agreement was terminated on March 10, 2005, upon the consummation of the merger.

As of March 10, 2005, included in the consolidated statements of operations is the following :

	For the period Ended March 10, 2005 Unaudited	Convenience translation into US$ Unaudited
Revenue	£762,086	$1,432,722
Cost of sales	418,634	787,032
Gross profit	343,452	645,690
Selling, general and administration	300,892	565,677
Net income	£42,560	$80,013

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

      Note 9 — Acquisition of WS Telecom

On March 10, 2005, the Company consummated its merger with WS Telecom, Inc., d/b/a/ eXpeTel Communications, Inc., a Mississippi corporation and its subsidiaries (“eXpeTel”) through Xfone, Inc.‘s subsidiary Xfone USA. Accordingly, the results of operations for WS Telecom have been included in the accompanying consolidated financials statements from that date forward.

The aggregate acquisition price was £ 2,106,208, which included cash in the amount of £244,208 and the Company is committed to issue 663,650 restricted shares of its common stock representing a market value of £ 1,170,400. The value of the stock was determined based on the weighed average price of the share over the ten trading days preceding the trading immediately prior to the date the company entered into the management operating agreement.

The Company is also committed to issue 561,216 warrants with a value of £ 691,600, the value of which was calculated as of the date the Company and WS Telecom Inc. enter into a management operating Agreement, assuming 90% volatility of the underlying share of common stock of the company in accordance with the Black Scholes option – pricing model. On May 12, 2005 the company issued the above mentioned shares and warrants, dated March 10, 2005, the date that the merger was consummated.

Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

	As of March 10 2005 Unaudited	Convenience translation into US$ Unaudited
Current Assets	£594,082	$1,116,874
Property and equipment	618,306	1,162,415
Intangible assets	70,693	132,903
Goodwill arising in the acquisition	2,133,836	4,011,612
Current Liabilities	1,110,622	2,087,969
Long term debts	160,229	301,231
Other long term obligations	39,858	74,933

Net Assets acquired	£2,106,208	$3,959,671

The company is still in the process of obtaining third party valuations of certain intangible assets; accordingly, allocation of the purchase price is subject to modification in the future.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

      Note 9 — Acquisition of WS Telecom- (cont.)

Of the £ 70,693 of intangible assets acquired, £ 15,104 has been assigned to deposits, which are not being amortized. The £ 55,589 balance of acquired intangibles is being amortized over 2 to 20 years.

On March 10, 2005, the Company consummated its merger with WS Telecom, Inc., d/b/a/ eXpeTel Communications, Results of operations for WS Telecom are included in the consolidated financials statements Following are the pro forma amounts assuming that the acquisition was made on January 1, 2004:

	For the period Ended March 31, 2005 Unaudited	Convenience translation into US$ Unaudited

Net sales	£3,312,934	$6,228,317
Net income	£43,497	$81,774
Earning per share:
Basic	£0.007	$0.012

Diluted	£0.004	$0.007

	For the period Ended March 31, 2004 Unaudited	Convenience translation into US$ Unaudited
Net sales	£2,991,343	$5,623,725
Net income	£142,292	$267,509
Earning per share:
Basic	£0.025	$0.048

Diluted	£0.021	$0.039

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations.

•	CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND RISK FACTORS. This section discusses how certain forward-looking statements made by us throughout the MD&A and in the financial statements are based on our present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	OVERVIEW. This section provides a general description of our business, as well as recent developments that we believe are important in understanding the results of operations and to anticipate future trends in those operations.

•	RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the quarter ended March 31, 2005 compared to the results of the quarter ended March 31, 2004, and an analysis of the balance sheet for the quarter ended March 31, 2005 compared to the results of the year end December 31, 2004. A brief description is provided of transactions and events, including related party transactions that impact the comparability of the results being analyzed.

•	LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the quarter ended March 31, 2005 and for the quarter ended March 31, 2004.

•	IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS. This section provides an analyses of the currencies impact on our revenues, expenses, assets and liabilities.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The following discussion should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words “believes,” “anticipates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control. The terms “Company”, “we”, “our”, or “us” that are used in this discussion refer to Xfone, Inc. We do not undertake to publicly update or revise any of the forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. You are also urged to carefully review and consider our discussions regarding the various factors, which affect our business, included in this section and elsewhere in this report.

Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) the impact of competitive products; (ii) changes in law and regulations; (iii) limitations on future financing; (iv) increases in the cost of borrowings and unavailability of debt or equity capital; (v) our inability to gain and/or hold market share; (vi) managing and maintaining growth; (vii) customer demands; (viii) market and industry conditions, (ix) the success of product development and new product introductions into the marketplace; (x) the departure of key members of management; as well as other risks and uncertainties that are described from time to time in our filings with the Securities and Exchange Commission.

OVERVIEW

We are a holding company providing international voice and data communications services with operations in the United Kingdom, United States and Israel that offers a wide range of services, which include: local, long distance and international telephone services, prepaid and postpaid calling cards; cellular services; VOIP services; reselling opportunities; and email and fax broadcasting services. The Company serves tens of thousands of customers in 75 countries across Europe, Australia, North America, South America, Asia and Africa.

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

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd — recently the name changed to Xfone 018 Ltd. On July 4, 2004 the Ministry of Communications of the State of Israel granted Xfone 018 a license to provide international telecom services in Israel. We started providing services in Israel through Xfone 018 as of mid-December 2004.

On May 28, 2004, we entered into an agreement to acquire WS Telecom Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., through the merger of WS Telecom into our wholly owned subsidiary Xfone USA, Inc. On July 1, 2004, XFONE USA entered into a management agreement with eXpeTel which provided that Xfone USA provide management services to eXpeTel pending the consummation of the merger. The management agreement provided that all revenues generated from eXpeTel’s business operations will be assigned and transferred to Xfone USA. The term of the Agreement commenced on July 1, 2004 and continued until the consummation of the merger on March 10, 2005.

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

As of March 31, 2005 approximately 68% of our revenues were derived from our operation in the United Kingdom. Our integrated revenue approach led to revenue from each source as described below and is partially driven by the activities of other revenue sources. Our revenues are dependent upon the following factors:

•	Price competition in telephone rates;

•	Demand for our services;

•	Individual economic conditions in our markets;

•	Our ability to market our services.

We have four major types of customers:

•	Residential — These customers either must dial a special 4 digit code to access our switch or acquire a box that dials automatically.

•	Commercial — Smaller business are treated the same as residential customers. Larger businesses’ PBX (Telephony system) units are programmed to dial the 4 digit code automatically.

•	Governmental agencies —Includes the United Nations World Economic Forum, the Argentine Embassy and the Israeli Embassy.

•	Resellers, such as WorldNet — We provide them with our telephone and messaging services for a wholesale price, calling cards are treated by resellers. For WorldNet we also provide the billing system.

During the quarter ended March 31, 2005 our revenues are derived from the following:

•	66% from our telephone minute billing plus messaging services, including facsimile, nodal, and e-mail related services, as compared with 48% in the same quarter of 2004.

•	4% from our mobile phone services as compared with 5% the same quarter of 2004.

•	30% from calling cards as compared with 47% for the same quarter of 2004.

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

In our major subsidiary Swiftnet based in the United Kingdom we shall continue to provide same kind of services with some new billing alternatives to try and to attract more customers, to stronger the connection with our registered customers and to enable easy usage of our services to non registered users.

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

Financial Information — Percentage of Revenues

	Quarter ended March 31:
	2005	2004
Revenues	100%	100%
Cost of Revenues	-69%	-68%
Gross Profit	31%	32%
Operating Expenses:
Research and Development	--	--
Marketing and Selling	-12%	-16%
General and Administrative	-19%	-10%
Total Operating Expenses	-31%	-26%
Income before Taxes	2%	6%
Net Income	1%	4%

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2005 AND MARCH 31, 2004

Revenues.     Revenues for the quarter ended March 31, 2005, increased 44% to £3,312,934 from £2,307,215 for the quarter ended March 31, 2004. The increase in revenues is primarily attributable to the increase in our telephone and messaging services generated by our United States subsidiary. Revenues were geographically generated as follows: United Kingdom subsidiary contributed £2,253,641; United States subsidiary contributed £861,083; and Israeli subsidiary contributed £198,210.

The breakdown of our revenues for the quarter ended March 31, 2005 is reflected in the table below:

Amounts in UK Sterling Pounds (“UKP” or “£”)

	March 31
	2005	2004
Telephone and messaging services	2,201,268	1,101,668
Mobile phones	129,526	119,560
Calling Cards	982,140	1,085,987
Total	3,312,934	2,307,215

The following table reflects a breakdown of our Revenues according to cost of revenues characteristics and major resellers:

	Quarter ended March 31
	2005	2004
Regular telephony voice service
and others:	2,172,445	1,188,991
Story Telecom	964,358	986,795
WorldNet	176,131	131,429

Total Revenues	3,312,934	2,307,215

Story Telecom contributed 30% of our revenues for the quarter ended March 31, 2005 as compared with 43% for the same period of the year 2004. The 83% growth in the regular telephony services is mainly attributable to £861,083 revenues that were generated by our US subsidiary. Operations in Israel began on mid-December 2004 and generated approximately £197,872 in revenues from the Israeli market.

For the quarter ended March 31, 2005, approximately 11% of our revenues were generated by our affiliated entity, Auracall Limited, as compared with approximately 7% for the same period of the year 2004.

We believe that during the year 2005 our new subsidiaries in the United States and Isreal will generate a greater part of our revenues and will have a major contribution to our expected growth. In Swiftnet, the same type of services and customers will continue to generate most of our revenues. We will offer some new services and billing alternatives to strengthen the connection with our registered customers and to enable easy usage of our services to non registered users. Our agreement with resellers can be terminated within a relatively short notice of 7-60 days. Our largest non affiliated reseller is Worldnet Global Communications Ltd. that generated approximately 5.3% of our revenues in the year 2005, Worldnet can terminate the agreement with a 7 days notice, which would adversely affect our revenues. We have approximately 20 additional active resellers, none of which generated more that 3% of our annual revenues. We anticipate that Worldnet will continue to contribute approximately the same amount of UKP to our revenues.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues increased 46% to £2,274,071 for the quarter ended March 31, 2005, from £1,561,238 for the quarter ended March 31, 2004, representing 69% and 68% of the total revenues for the quarter ended March 31, 2005 and March 31, 2004, respectively.

Cost of revenues breakdown:

	2005	2004
Regular Telephony Services
and others	1,259,319	558,014
Story Telecom	909,772	930,939
Worldnet	105,680	72,285
Total:	£2,274,771	£1,561,238

Cost of revenues as percentage of related revenues:

Regular Telephony Services
And others	55%	47%
Story Telecom	94%	94%
Worldnet	60%	55%

Cost of Revenues attributable to our affiliated entity, Auracall was approximately 6.5% of the total cost of revenues for the quarter ended March 31, 2005 as compared with approximately 5% for the quarter ended March 31, 2004.

Cost of revenues attributable to our affiliated entity, Story Telecom accounted for 56% of our total cost of revenues for the quarter ended March 31, 2005 as compared with 59% for the quarter ended March 31, 2004.

Should revenues that derive from the Story Telecom calling cards services grow faster than our other business segments, our cost of revenues as a percentage of revenues will increase. If market conditions, such as lower prices proposed by competitors in the market, forces us to lower the prices that we charge our customers, our cost of revenues as percentage of revenues will increase.

Research and Development. Research and development expenses were £5,000 and £10,000 for the quarter ended March 31, 2005 and the quarter ended March 31, 2004, respectively. These expenses consist of labor costs of our research and development manager and other related costs. Main developments relate to the maintenance of the Xfone web site and its interconnections, the upgrade of software for our telephone platforms, billing systems, messaging services and the resellers support package.

Marketing and Selling Expenses. Marketing and selling expenses increased to £384,190 from £367,207 for the quarter ended March 31, 2005 and the quarter ended March 31, 2004, respectively. Marketing and selling expenses as percentage of revenues were 11.6% and 16% for the quarter ended March 31, 2005 and the quarter ended March 31, 2004, respectively. This decrease in the percentage of revenues is due to relatively lower marketing expenses incurred by our new subsidiary in the United States. Marketing expenses consist of salaries of related personnel, commissions related activities, including commissions for agents that promote, through our customer British Telecom, the usage of non-geographical numbers similar to 1-800 or 1-900 with no specific geographical place. The marketing and selling expenses include £87,013 that was incurred by our Israeli subsidiary that started operation in mid-December 2004. For the three months ended March 31, 2005 we paid commissions to our affiliated company Auracall in the amount of £193,688. For three months ended March 31, 2004 commissions paid to Auracall amounted to £74,643.

General and Administrative Expenses. General and administrative expenses increased to £638,258 from £234,168 for the three months ended March 31, 2005 from the three months ended March 31, 2004. As a percentage of revenues, general and administrative increased to 19% for the three months ended March 31, 2005 compared to 10% for the three months ended March 31, 2004. The increase in our general and administrative expenses is mainly attributable to: (a) expenses in the amount of £50,733 incurred by our Israeli subsidiary in the process of initiating its operations, and (b) expenses incurred in the US. Our bad debt increased by £43,097 to £52,371, the bad debt allowance is attributable to our operation in the US.

Financing Expenses. Financing expenses, net, increased to £14,808 for the three months ended March 31, 2005 from £10,846 for the three months ended March 31, 2004.

Equity in Income of Affiliated Company. Equity income from Auracall amounted to £33,088 reflecting our 47.5% portion in our affiliated company Auracall.

Income before Taxes. Income before taxes for the three months ended March 31, 2005 amounted to £62,947 – 2% of the revenues – as compared with £129,069 – 6% of the revenues – for the three months ended March 31, 2004. The decrease of the income before taxes is attributable primarily to the loss of £88,002 incurred by our new Israeli subsidiary, causing an increase in general and administrative expenses.

Taxes on Income. Taxes on income for the three months ended March 31, 2005 amounted to £19,459 or 31% of the income before taxes as compared with £26,000 or 20% for the same period of the year 2004. United Kingdom companies are usually subject to income tax at the corporate rate of 20%-30%. The increase in the percentage of taxes on such income before taxes is attributable primarily to the income that derived from of our United Kingdom activities.

Net Income. Net income for the three months ended March 31, 2005 was £43,497 as compared to £103,069 for the same period of the year 2004

Earning Per Share. The earning per share of common stock for the quarter ended March 31, 2005 was £0.007 for basic 6,552,696 weighted average shares and £0.004 for diluted 12,039,251 shares. Earning per share for the quarter ended March 31, 2004 was £0.02 for the basic weighted average number of shares and £0.01 for diluted number of shares, including the options to buy 500,000 shares.

Comparison of the Balance Sheet of the Quarters Ended March 31, 2005 and December 31, 2004

Current Assets. Current assets amounted to £4,122,988 as of March 31, 2005 as compared with £3,886,034 as of December 31, 2004. This increase in our current assets is mainly attributable to the growth of £546,360 in the account receivables due to the consolidation of our US subsidiary. Our cash positions for March 31, 2005 were £643,048 compared with £797,097 as of December 31, 2004. As of March 31, 2005 approximately 42% of our account receivables relate to our affiliated company, Story Telecom as compared with 48% for December 31, 2004. This decrease is explained by the decrease in the revenues generated by Story Telecom to 30% of total revenues for three months ended March 31, 2005 from 42% of total revenues for year ended December 31, 2004.

As of March 31, 2005 we owe to our Affiliated company Auracall £36,725 for commissions related to revenues generated for us by Auracall.

Loan to Shareholder. Loan to the shareholder, Mr. Abraham Keinan, our Chairman of the Board of Directors, amounted to £247,931 as of March 31, 2005 and as of December 31, 2004, Out of the total amount, £123,695 are classified as current assets as Mr. Keinan agreed with the Company to repay this amount during fiscal year 2005 and the remaining £123,966 during fiscal year 2006.

Fixed Assets. Fixed assets after accumulated depreciation increased to £1,859,964 as of March 31, 2005 as compared with £1,255,293 as of December 31, 2004. Growth in fixed assets reflects the consolidation of our new subsidiary in our March 31, 2005 balance sheet.

Current Liabilities. As of March 31, 2005 current liabilities increased to £3,635,654 as compared with £2,479,429 as of December 31, 2004, the increase in our current liabilities results mainly from an increase of £446,403 in our other liabilities and accrued expenses, £408.590 of this balance relates to accruals of our new United States subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of March 31, 2005 amounted to £643,048 as compared with £797,097 as of December 31, 2004, a decrease of £154,049. Net cash provided by operating activities for the three months ended March 31, 2005 was £25,244. Investing activities in our new subsidiary and purchase of other assets and equipment used £328,784. We financed these investing activities by our financing activities that provided net £149,491 from a short term bank loan, the £25,244 generated by our operations and we used £154,048 from our cash deposits.

Our capital investments are primarily for the purchase of equipment and software for services that we provide or intend to provide.

Capital lease obligations: We are lessee of switching and telecom equipment under capital leases expiring in various years through the year 2007; during the first quarter of the year 2005 we repaid £25,775 of our capital lease obligations.

The minimum lease payments are:

Fiscal year 2005	£159,449
Fiscal year 2006	£81,282
Fiscal year 2007	£23,426

In the rest of fiscal year 2005 we may procure and or develop additional equipment and software to enhance our capacity in the United Kingdom, Israel and the United States for the amount of approximately £200,000. In case that we manage to establish or acquire an operation in a new country, we anticipate an investment of approximately £600,000 in equipment, infrastructure and software.

We shall continue to finance our operations and fund the current commitments for capital expenditures mainly from the cash provided from operating activities. During January and February 2004 we completed a private placement in which we raised gross proceeds that amounted to $2,907,711. Net new cash proceeds of the financing, approximately $2.3 million, are used and are expected to be used for general working capital and investment in equipment and for providing working capital to our United States and Israeli subsidiaries.

On May 28, 2004, we entered into an agreement to acquire WS Telecom Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., through the merger of WS Telecom into our wholly owned subsidiary Xfone USA Inc. We anticipate that this acquisition will require approximately $1,000,000 for working capital.

On July 1, 2004, we entered into a management agreement which provides that Xfone USA will provide management services to WS Telecom pending the consummation of the merger. The management agreement provides that all revenues generated from WS Telecom’s business operations will be assigned and transferred to Xfone USA. On March 10, 2005 the merger was consummated and the management agreement was terminated.

Upon the assignment of the Interconnection Agreement between WS Telecom, Inc. and BellSouth Telecommunications, Inc. to Xfone USA, Inc., and consummation of the merger on March 10, 2005, we, the ultimate parent company and our subsidiaries Swiftnet and Xfone 018, individually and/or jointly, agreed to guarantee all undisputed debts owing to BellSouth Telecommunications by Xfone USA in accordance with the assigned Interconnection Agreement. The guarantee was given on December 16, 2004 and became effective upon the consummation of the merger on March 10, 2005.

Our Israeli based subsidiary, Xfone 018 Ltd., received a credit facility from Bank Hapoalim B.M. in Israel to finance its activities. The credit facility includes a revolving credit line of New Israel Shekel (“NIS”) 1 million and an on call short term credit line of NIS 850,000. In addition, the bank made available for Xfone 018 a long term facility of NIS 3,150,000 to procure equipment. As of March 31, 2005, we secured the credit facility with a floating charge on Xfone 018‘s assets, a fixed charge on Xfone 018‘s switch and personal collateral by our Chairman, Mr. Abraham Keinan. In addition, we and our affiliated company Swiftnet issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank.

According to agreements signed with the minority interest owner in Xfone 018 Ltd., our majority owned subsidiary in Israel, we were required upon a need and request of the Board of Directors of Xfone 018 to make a shareholders loan to Xfone 018. As such we have passed in two stages, $100,000 each, during the month of March 2005 for a total of $200,000, to be considered as a loan for four years with annual interest of 4% and linked to the Israeli consumer price index.

On November 30, 2004, Swiftnet Ltd., our wholly owned subsidiary in the United Kingdom, entered into an agreement with Energis Communications Ltd. which in turn will provide services to Swiftnet. In turn, we have agreed to guarantee the obligations of Swiftnet to Energis by executing a Deed of Guarantee on January 21, 2005 whereby we are liable in full for all amounts owed by Swiftnet to Energis for services provided.

On the fourth quarter of the year 2004 our minority 26% partner in our Israeli subsidiary provided a shareholder loan of approximately £200,000 to Xfone 018.

As of March 31, 2005 our Israeli subsidiary used the shareholder loan and £571,218 from the bank.

We believe that our future cash flow from operations together with our current cash will be sufficient to finance our operation activities through the years 2005 and 2006.

We consider raising additional capital through a public or private placement to fund possible acquisitions and business development activities and for working capital.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

As of March 31, 2005 our main functional currency remains the UKP as approximately 68% of our revenues derived from our United Kingdom based subsidiary Swiftnet. Following the acquisition of our United States subsidiary 26% of our business is in US Dollars. In addition we started to do business in Israel with the Israeli currency. Approximately 50% of the direct traffic costs in Israel are in UKP and the rest in NIS. We believe that the Israeli portion of our revenues will increase during 2005 and beyond.

Most of our revenues and current assets are in UKP, and the long-term loans to a shareholder are all in UKP and US Dollars. Major part of our cash is in U.S. Dollars.

Our costs of revenues are in UKP and US Dollars, and approximately 50% of the direct traffic costs in Israel are in UKP and the rest in NIS.

Most of our liabilities, operating and financing expenses are in UKP. The remainder of the assets, liabilities, revenues and expenditures are in U.S. Dollars and New Israeli Shekels. We anticipate that during 2005 the UKP will be the main functional currency although the portion of US Dollars and NIS will be greater.

A devaluation of the UKP or the NIS in relation to the U.S. Dollar will have the effect of decreasing the Dollar value of all assets or liabilities that are in UKP or NIS.

Conversely, any increase in the value of the UKP in relation to the U.S. Dollar has the effect of increasing the U.S. Dollar value of all UKP assets and the U.S. Dollar amounts of any UKP liabilities and expenses.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date, that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

MG Telecom Ltd.

In August 2002, we filed a summary procedure lawsuit in the court of Tel – Aviv, Israel against MG Telecom Ltd. and its Chief Executive Officer, Mr. Avner Shur. In this lawsuit, we allege an unpaid debt due to us in the amount of $50,000 from MG Telecom for services rendered by us to MG Telecom. The debt arose from an agreement between us and MG Telecom, a provider of calling card services, in which traffic originating from MG Telecom calling cards was delivered through our system in London, England. Mr. Shur signed a personal guarantee agreement to secure MG Telecom’s obligations under the agreement. During October 2002, Mr. Shur filed a request for leave to defend. The court has not rendered a judgment in the matter and we are unable to determine the future disposition of this matter. The court session for the hearing of the evidence was scheduled for February 24, 2004, but postponed to March 22, 2004, at which time an evidentiary hearing was held. An additional evidentiary hearing was held on September 6, 2004. A third evidentiary hearing was held on December 6, 2004. Each party is currently requested to provide the court with a written brief of his case.

Ryfcom Ltd.

In July 2001 we filed a lawsuit in the court of Petach – Tikva, Israel against Ryfcom, Ltd., a former provider of calling card services, and its Chief Executive Officer, Mr. Paltiel Porat. In this lawsuit, we allege an unpaid debt due to us in the amount of $107,528 from Ryfcom for services rendered by us. The debt arose from an agreement between us and Ryfcom, in which traffic originating from Ryfcom calling cards was delivered through our system in London. Mr. Porat signed a personal guarantee agreement to secure the all of Ryfcom’s obligations under our agreement with Ryfcom. Before the judgment, Mr. Paltiel repaid the amount of approximately $15,000. On January 6, 2003, the court of Petach–Tikva, rendered a judgment in favor of us. According to the judgment Mr. Paltiel has to repay the remainder of the money, approximately $92,000, plus the court fee that was paid by us of approximately $1,500, plus expenses in the amount of $9,300. All amounts are linked until fully paid by the Israeli Consumer Price Index. Mr. Paltiel failed to comply with the January 6, 2003 judgment and as a result thereof we filed on May 17, 2004 with the court a request to send Mr. Paltiel a warning that his failure to satisfy the January 6, 2003 judgment will result in Mr. Paltiel being declared insolvent. We are still awaiting the court’s decision.

BellSouth Telecommunications, Inc.

In October, 2004 our subsidiary, Xfone USA, Inc., filed a joint petition together with WS Telecom, Inc. d/b/a eXpeTel Communications (“eXpeTel”) before the Mississippi Public Service Commission (“Commission”). The joint petition requested that the Commission require BellSouth Telecommunications, Inc. (“BellSouth”), the Regional Bell Operating Company and Incumbent Local Exchange Carrier, to consent to the assignment of eXpeTel’s interconnection agreement with BellSouth from eXpeTel to Xfone USA, Inc. in connection with the merger of eXpeTel into Xfone USA, Inc. BellSouth filed its answer to the joint petition, alleging that BellSouth was entitled to additional security prior to the assignment of the agreement. We, Xfone USA, Inc. and eXpeTel were of the opinion that no additional security was required under the terms of the agreement.

The matter was heard on December 15, 2004 before the Commission. The Commission entered its Order on March 9, 2005. The Commission’s Order: 1) ruled that neither eXpeTel nor Xfone USA, Inc. were required to post any additional security; 2) ordered BellSouth to consent forthwith to the assignment of the interconnection agreement; and 3) assigned the interconnection agreement to Xfone USA upon consummation of the merger between Xfone USA and eXpeTel.

On December 1, 2004, eXpeTel filed before the Commission a formal complaint against BellSouth for expedited relief, for negotiations, or in the alternative, for final resolution of disputes. This complaint sought credits to eXpeTel’s account with BellSouth in the total amount of $386,292.40. eXpeTel alleged that these charges were improperly billed by BellSouth to eXpeTel’s account. BellSouth filed an answer to eXpeTel’s complaint denying that the charges were improperly billed. The parties have tentatively reached a confidential settlement arrangement regarding the disputed charges.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 1, 2005 and February 3, 2005 we transferred from our compensation fund stock pool a total of 11,400 restricted common shares to employees, agents and subcontractors.

On February 6, 2005, the Company’s board of directors approved a grant to past/current employees of 760,000 options under and subject to the 2004 Stock Option Plan of the Company according to the following terms: Option exercise price of $3.50; Vesting Date – the vesting of the options will be over a period of 4 years as follows: 25% of the options are vested after a year from the Date of Grant. Thereafter, 1/16 of the options are vested every 3 months for the following 3 years; Expiration Date – 5.5 years from the Grant Date.

On March 7, 2005, we granted 8,419 Warrants A to Dragonfly Capital Partners, LLC, a North Carolina Limited Liability Company registered as a broker-dealer with the National Association of Security Dealers and the Securities and Exchange Commission, in exchange for financial consulting related services. Each Warrant A is valid for 5 years and exercisable into one share of restricted common stock at an exercise price of $5.50 per share.

On May 12, 2005, the Company issued to the shareholders of WS Telecom, Inc. as part of the plan of merger agreement that closed on March 10, 2005, 663,650 restricted shares of the Company’s common stock, and 561,216 warrants, convertible on a one to one basis into the Company’s restricted common stock with a term of five years with a strike price that is 10% above the closing price of the Company’s common stock into which the warrant is convertible.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

a)       Giora Spigel Agreement

Pursuant to a verbal agreement between Mr. Giora Spigel and the Company, the Board of Directors of the Company’s majority owned subsidiary, Xfone 018 Ltd., approved on November 24, 2004, subject to the approval of the Ministry of Communications of the State of Israel that shares held by the Company representing 5% ownership of Xfone 018 Ltd. will be transferred to Margo Sport Ltd., a company owned by Mr. Spigel and his wife without additional compensation. Margo Sport Ltd. holds 20% of H.S.N. Communication Investments Ltd., a company that previously held 26% of Xfone 018 Ltd. Upon approval of the Ministry of Communications of the State of Israel, which was granted on January 26, 2005, such verbal agreement was evidenced by a share transfer deed as required by the Israel Company Law – 1999 and on January 27, 2005, the share transfer deed was executed and the 5% ownership was transferred to Margo Sport Ltd. Mr. Giora Spigel is a director of Xfone 018 Ltd. and holds the position of Vice President Business Development with Xfone 018. Xfone 018 Ltd. is currently owned 69% by the Company, 26% by Newcall Ltd., and 5% by Margo Sport Ltd.

        Issuance of Shares/Warrants as part of Plan of Merger Agreement with WS Telecom, Inc.

On May 12, 2005, the Company issued to the shareholders of WS Telecom, Inc. as part of the plan of merger agreement that closed on March 10, 2005, 663,650 restricted shares of the Company’s common stock, and 561,216 warrants, convertible on a one to one basis into the Company’s restricted common stock with a term of five years with a strike price that is 10% above the closing price of the Company’s common stock into which the warrant is convertible.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)        Exhibits and Index of Exhibits.

Exhibit Number / Description

2.	Agreement and plan or reorganization between Xfone, Inc. and Swiftnet Ltd. dated September
20, 2000(1)
3.1	Articles of Incorporation of Xfone, Inc.(1)
3.2a	Bylaws of Xfone, Inc.(1)
3.2b	Amended Bylaws of Xfone, Inc.(4)
3.3	Articles of Incorporation of Swiftnet, Ltd.(1)
3.4	Bylaws of Swiftnet, Ltd.(1)
3.5	Amended bylaws of Xfone, Inc.(3)
3.6	By-Laws of Xfone USA, Inc. (7)
3.7	Office of the Mississippi Secretary of State, Articles of Merger or Share Exchange Profit
Corporation(7)
4.	Specimen Stock Certificate(1)
5.	Opinion of Hamilton, Lehrer & Dargan, P.A.
10.1	Agreement between Swiftnet Ltd. and Guy Nissenson dated May 11, 2000(1)
10.2	Employment Agreement with Bosmat Houston dated January 1, 2000(1)
10.3	Loan Agreement with Swiftnet Ltd., Guy Nissenson, and Nissim Levy dated August 5, 2000(1)
10.4	Promissory Note executed between Xfone and Swiftnet Ltd. dated September 29, 2000(1)
10.5	Stock Purchase Agreement between Swiftnet, Ltd, Abraham Keinan, and Campbeltown Business,
Ltd. dated June 19, 2000(1)
10.6	Consulting Agreement between Swiftnet, Ltd. and Campbeltown Business, Ltd. dated May 11,
2000(1)
10.7	Agreement with Campbeltown Business Ltd. dated July 30, 2001(1)
10.8	Contract with WorldCom International, Ltd. dated June 20, 1998(1)
10.9	Contract with VoiceNet Inc. dated April 11, 2000(1)
10.10	Contract with InTouchUK.com Ltd. dated April 25, 2000(1)
10.11	Letter of Understanding from Campbeltown Business, Ltd. to Xfone, Inc. dated July 30, 2001
(2)
10.12	Agreement between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet dated April 6,
2000
10.13	Lease Agreement between Elmtree Investments, Ltd. and Swiftnet, Ltd. dated December 4,
1991
10.14	Lease Agreement between Postwick Property Holdings Limited and Swiftnet, Ltd. dated
October 8, 2001.(2)
10.15	Agreement between Xfone, Inc., Swiftnet, Ltd., and Nir Davison dated September 30, 2002
(5)
10.16	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B
and Registration Rights Agreement of Selling Shareholders Platinum Partners Value
Arbitrage Fund LP, Countrywide Partners LLC and WEC Partners LLC. [3 investors] (6)
10.17	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B
and Registration Rights Agreement of Selling Shareholders Simon Langbart, Robert Langbart,
Arik Ecker, Zwi Ecker, Michael Derman, Errol Derman,Yuval Haim Sobel, Zvi Sobel, Tenram
Investment Ltd., Michael Zinn, Michael Weiss. [11 investors] (6)
10.18	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B
and Registration Rights Agreement of Selling Shareholders Southridge Partners LP and
Southshore Capital Fund Ltd. [2 investors] (6)
10.19	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B
and Registration Rights Agreement of Selling Shareholders Crestview Capital Master LLC. [1
(investors]6)

10.20	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B
and Registration Rights Agreement of Selling Shareholders Adam Breslawsky, Oded Levy,
Michael Epstein, Steven Frank, Joshua Lobel, Joshua Kazan and The Oberon Group LLC. [7
investors](6)
10.21	Newco (Auracall Limited) Formation Agreement. (6)
10.22	Agreement with ITXC Corporation(6)
10.23	Agreement with Teleglobe International (6)
10.23.1	Amendment to Agreement with Teleglobe International (6)
10.24	Agreement with British Telecommunications (6)
10.25	Agreement with Easyair Limited (OpenAir)(6)
10.26	Agreement with Worldnet (6)
10.27	Agreement with Portfolio PR (6)
10.28	Agreement with Stern and Company (6)
10.29	December 31, 2003 letter to Xfone from A. Keinan (6)
10.30	Agreement between Swiftnet, Ltd. and Dan Kirschner (8)
10.31	Agreement and Plan of Acquisition (7)
10.32	Escrow Agreement (7)
10.33	Release Agreement (7)
10.34	Employment Agreement between WS Telecom, Inc. and Wade Spooner (7)
10.35	Employment Agreement between WS Telecom, Inc. and Ted Parsons (7)
10.36	First Amendment to Agreement and Plan of Merger (WS Telecom, Inc./Xfone, Inc./Xfone USA,
Inc.)(11)
10.37	Finders Agreement with The Oberon Group, LLC (11)
10.38	Agreement with The Oberon Group, LLC (11)
10.39	Management Agreement (WS Telecom, Inc. and Xfone USA, Inc.) (8)
10.40	Engagement Letter to Tommy R. Ferguson, Confidentiality Agreement, and Executive
Inventions Agreement dated August 19, 2004. (11)
10.41	Voting Agreement dated September 28, 2004 (11)
10.42	Novation Agreement executed September 27, 2004 (11)
10.43	Novation Agreement executed September 28, 2004 (11)
10.44	Ilan Shoshani Investment Agreement dated August 26, 2004. (12)
10.44.1	Addendum and Clarification to the Ilan Shoshani Investment Agreement dated September 13,
2004.(12)
10.45	Elite Financial Communications Group Agreement (13)
10.46	Dionysos Investments (1999) Ltd FINANCIAL SERVICES AND BUSINESS DEVELOPMENT
CONSULTING AGREEMENT(13)
21.1	List of Subsidiaries (Amended) (8)
23.	Consent of Chaifetz & Schreiber, P.C. (13)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act Of 2002.
32	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act Of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.'s SB-2 registration statement, file # 333-67232.

(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.'s SB-2/Amendment 1 registration statement, file # 333-67232.

(3)	Denotes previously filed exhibit: filed on November 28, 2001 with Xfone, Inc.'s SB-2/Amendment 2 registration statement, file # 333-67232.

(4)	Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.'s Form 8-K.

(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.'s SB-2/Post Effective Amendment No. 2 registration statement, file # 333-67232

(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone's, Inc.SB-2 Amendment 1 Registration Statement, file # 333-113020.

(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.'s Form 8-K

(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.'s SB-2/Amendment 2 Registration Statement, file # 333-113020.

(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone's, Inc.SB-2 Amendment 3 Registration Statement, file # 333-113020.

(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone's, Inc.SB-2 Amendment 4 Registration Statement, file # 333-113020.

(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.‘s Form 8-K

(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.‘s Form 8-K.

(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.‘s Form 10-KSB.

We hereby incorporate the following additional documents by reference:

(a)	our Forms 10-KSB/A for the year ended December 31, 2002 which was filed on June 9, 2004;

(b)	our Registration Statement on Form SB-2 and all amendments thereto which was filed on August 10, 2001 and amended on October 16, 2001, November 28, 2001, December 27, 2001, December 28, 2001, February 4, 2002, March 3, 2003, and April 8, 2003;

(c)	our Registration Statement on Form SB-2 and all amendments thereto which was filed on February 23, 2004 and amended on April 15, 2004, June 7, 2004, August 11, 2004, September 13, 2004, November 1, 2004, November 9, 2004, and was effective November 12, 2004;

(d)	our Forms 10-QSB for the periods ended March 31, 2002 which was filed on May 14, 2002, June 30, 2002 which was filed on August 13, 2002 and amended on August 20, 2002, September 30, 2002 which was filed on November 14, 2002, March 31, 2003 which was filed on May 15, 2003, June 30, 2003 which was filed on August 14, 2003, September 30, 2003 which was filed on November 10, 2003 and filed on May 17, 2004, and March 31, 2004 which was amended on June 9, 2004 and August 12, 2004, and June 30, 2004 which was filed on August 17, 2005, and September 30, 2004 which was filed on November 15, 2004.

(e)	our Forms 10-KSB for the year ended December 31, 2004 which was filed on March 31, 2005.

b)	Reports on Form 8-K

On March 15, 2005, we filed a Current Report on Form 8-K announcing the completion of the acquisition of WS Telecom, Inc. The acquisition was completed on March 10, 2005. As previously disclosed on Form 8-K filed June 1, 2004, on May 28, 2004, we entered into an Agreement and Plan of Merger (the “Agreement”) to acquire WS Telecom, Inc., a Mississippi corporation, through the statutory merger of WS Telecom, Inc. with and into our wholly owned subsidiary Xfone USA, Inc. The acquisition of WS Telecom, Inc. included its two wholly owned subsidiaries eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. Pursuant to the Agreement, as consideration for surrendering their shares, shareholders of WS Telecom, Inc. will receive a combination of stock of the Company valued in the aggregate at $2,200,000.00 and warrants of the Company valued in the aggregate at $1,300,000.00. On July 1, 2004, Xfone USA entered into a management agreement with WS Telecom which provided that Xfone USA provide management services to WS Telecom pending the consummation of the merger. The management agreement provided, among other things, that all revenues generated from WS Telecom’s business operations will be assigned and transferred to Xfone USA. The term of the Agreement commenced on July 1, 2004 and continued until the consummation of the merger on March 10, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 16, 2005	XFONE, INC. BY: /S/ Guy Nissenson Guy Nissenson, Chief Executive Officer and Chief Financial Officer