Form 10QSB
period 2005-06-30
XFONE INC
filed 2005-08-11
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
 JUNE 30, 2005

COMMISSION FILE NUMBER 333-67232

XFONE, INC.
(Name of small business issuer in its charter)
Nevada	11-3618510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C/O Swiftnet Limited
Britannia House, 960 High Road
London N12 9RY, United Kingdom
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

Common Stock: The issuer had 6,887,671 shares outstanding as of August 10, 2005 (latest practicable date).

XFONE, INC. AND SUBSIDIARIES
FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND CONDENSED NOTES (UNAUDITED) - QUARTER ENDED JUNE 30, 2005

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005
Unaudited

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005
Unaudited

CONTENTS

PAGE

Balance Sheets	5

Statements of Operations	7

Statements of Changes in Shareholders' Equity	8

Statements of Cash Flows	9

Notes to Consolidated Financial Statements	11

Xfone, Inc. and Subsidiaries

	BALANCE SHEETS
	June 30,	December 31,	June 30,
	2005	2004	2005
	Unaudited	Audited	Unaudited
			Convenience translation into U.S.$
Current assets

Cash	£474,386	£797,097	$850,100

Accounts receivable, net	3,016,916	2,271,448	5,406,313

Prepaid expenses and other receivables	649,954	693,524	1,164,718

Loan to shareholder	123,965	123,965	222,145

Total Current Assets	£4,265,221	£3,886,034	$7,643,276

Loan to shareholder	123,966	123,966	222,147
Investments	68,417	20,885	122,603

Fixed assets

Cost	2,326,570	1,516,854	4,169,213

Less - accumulated depreciation	(388,040)	(261,561)	(695,368)

Total fixed assets, net	1,938,530	1,255,293	3,473,845
Other Assets, net	2,398,267	57,106	4,297,694

Total assets	£8,794,401	£5,343,284	$15,759,565

The accompanying notes are an integral part of these consolidated financial statements

Xfone,  Inc. and Subsidiaries
Balance Sheet
	Xfone, Inc. and Subsidiaries

	BALANCE SHEETS

	June 30,	December 31,	June 30,
	2005	2004	2005
	Unaudited	Audited	Unaudited
			Convenience translation into U.S.$

Current liabilities
Bank Credit and current portion of Note payables	£515,876	£72,041	$924,450
Trade payables	2,275,958	2,035,368	4,078,519
Other liabilities and accrued expenses	882,310	224,032	1,581,096
Obligations under capital leases - current portion	151,787	147,988	272,002

Total current liabilities	£3,825,931	£2,479,429	$6,856,067

Deferred taxes	311	52	557
Notes payable	575,022	509,867	1,030,439
Severance Pay	2,770	-	4,964
Obligations under capital lease	93,668	141,944	167,853

Total liabilities	£4,497,702	£3,131,292	$8,059,880

Shareholders' equity
Preferred stock - 50,000,000 shares authorized, none issued
Common stock:
25,000,000 shares authorized, £.000677 par value;
6,884,521 issued and outstanding
(December 31, 2004 - 6,220,871)	4,660	4,290	8,351
Foreign currency translation adjustment	97,908	1,210	175,451
Contributions in excess of shares	3,257,861	1,373,556	5,838,087

Retained earnings	936,270	832,936	1,677,796

Total shareholders' equity	4,296,699	2,211,992	7,699,685

Total liabilities and shareholders' equity	£8,794,401	£5,343,284	$15,759,565

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF OPERATIONS
	Three months Ended		Six months Ended		Three months Ended	Six months Ended
	June 30,		June 30,		June 30,	June 30,
	2005	2004	2005	2004	2005	2005
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
					Convience Translation to U.S. $
Revenues	£3,255,552	£2,232,495	£6,493,332	£4,539,710	$5,833,950	$11,636,050
Cost of revenues	(2,136,612)	(1,615,797)	(4,335,529)	(3,177,036)	(3,828,809)	(7,769,267)

Gross profit	1,118,940	616,698	2,157,803	1,362,674	2,005,141	3,866,783

Operating expenses:
Research and development	(5,000)	(10,000)	(10,000)	(20,000)	(8,960)	(17,920)
Marketing and selling	(272,870)	(319,591)	(657,060)	(686,798)	(488,983)	(1,177,452)
General and administrative	(781,321)	(187,480)	(1,419,579)	(421,648)	(1,400,127)	(2,543,886)

Total operating expenses	(1,059,191)	(517,071)	(2,086,639)	(1,128,446)	(1,898,070)	(3,739,257)

Operating profit	59,749	99,627	71,164	234,228	107,071	127,526
Financing income / (expenses) - net	(26,467)	18,073	(41,275)	7,228	(47,429)	(73,965)
Equity in income of affiliated company	14,444	-	47,532	-	25,884	85,177
Other income	10,808	1,709	13,140	7,022	19,368	23,547

Income before minority interest and taxes	58,534	119,409	90,561	248,478	104,894	162,285

Minority Interest	23,072	-	53,992	-	41,345	96,754

Income Before taxes	81,606	119,409	144,553	248,478	146,239	259,039

Taxes on income	(21,769)	(48,550)	(41,219)	(74,550)	(39,010)	(73,864)

Net income	£59,837	£70,859	£103,334	£173,928	$107,229	$185,175

Earnings Per Share:
Basic	£0.009	£0.010	£0.016	£0.030	$0.016	$0.028

Diluted	£0.009	£0.010	£0.016	£0.020	$0.016	$0.028

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

				Other Comprehensive
				income
	Number of		Contributions	Foreign currency			Total
	Ordinary	Share	in excess	translation	Retained	Comprehensive	Shareholders
	Shares	Capital	of Par Value	adjustments	Earnings	income	Equity

Balance at January 1, 2004	5,117,684	£3,530	£193,514	£-	£793,062	£-	£990,106
Issuance of shares	1,103,187	760	1,180,042	-	-		1,180,802
Currency Translation	-	-	-	1,210	-	1,210	1,210
Net income	-	-	-	-	39,874	39,874	39,874

Balance at December 31, 2004	6,220,871	£4,290	£1,373,556	£1,210	£832,936	£41,084	£2,211,992

Unaudited
Balance at January 1, 2005	6,220,871	4,290	1,373,556	1,210	832,936	£-	£2,211,992
Stock issued during the
period (See note 5)	663,650	370	1,188,201	-	-		1,188,571
Warrants issued during the
period (See note 5)	-	-	696,104	-	-		696,104
Currency Translation	-	-	-	96,698		96,698	96,698
Net income	-	-	-	-	103,334	103,334	103,334

Balance at June 30, 2005	6,884,521	£4,660	£3,257,861	£97,908	£936,270	£200,032	£4,296,699

Unaudited
Convenience translation into U.S.$:
Balance at January 1, 2005	6,220,871	7,688	2,461,412	2,168	1,492,621	$-	3,963,889
Stock issued during the
period (See note 5)	663,650	663	2,129,257	-	-		2,129,920
Warrants issued during the
period (See note 5)	-	-	1,247,418	-	-		1,247,418
Currency Translation	-	-	-	173,283		173,283	173,283
Net income	-	-	-	-	185,175	185,175	185,175

Balance at June 30, 2005	6,884,521	$8,351	$5,838,087	$175,451	$1,677,796	$358,458	$7,699,685

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS

	Six months Ended		Six months Ended
	June 30 ,		June 30 ,
	2005	2004	2005
	Unaudited	Unaudited	Unaudited
			Convience Translation to U.S. $
Cash flow from operating activities
Net income	£103,334	£173,928	$185,175
Adjustments to reconcile net cash
used in operating activities	(25,739)	(807,407)	(46,124)

Net cash provided by(used in) operating activities	77,595	(633,479)	139,051

Cash flow from investing activities
Purchase of other assets	(122,190)	-	(218,964)
Purchase of equipment	(110,738)	(241,469)	(198,442)
Net cash acquired through purchase of WS Telecom	76,594	-	137,256
Acquisition of Ws Telecom	(244,208)	-	(437,621)

Net cash used in investing activities	(400,542)	(241,469)	(717,771)

Cash flow from financing activities
Repayments of long term loans from banks and others	(233,906)	(2,000)	(419,160)
Repayment of capital lease obligation	(84,335)	31,585	(151,128)
Proceeds from short term loans from banks	318,477	22,271	570,711
Dividend paid	-	(86,270)	-
Proceeds from issuance of common stock	-	1,378,149	-

Net cash provided by financing activities	236	1,343,735	423

Net (Decrease) Increase in cash	(322,711)	468,787	(578,297)

Cash, beginning of year	797,097	977,008	1,428,397

Cash at end of period	£474,386	£1,445,795	$850,100

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
For the period ended June 30, 2005
	Six Months Ended		Six months Ended
	June 30,		June 30 ,
	2005	2004	2005
Convenience translation into U.S.$
Acquisition of WS Telecom	£1,862,000	-	$3,336,704

Acquiring equipment under capital
lease obligation		157,660

Granting of shares of common stock
and warrants for professional services:
Number of shares and warrants	19,819	52,500	19,819

Amount	£22,675	£28,533	$40,634

Xfone, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS (Cont.)

	Six months Ended		Six months Ended
	June 30,		June 30,
	2005	2004	2005
	Unaudited	Unaudited	Unaudited
			Convenience translation into U.S.$
Depreciation and amortization	£133,387	£51,306	$239,030
Bad debt expense	148,868	9,274	266,770
Severance pay	2,770		4,964
Equity in earnings of investments	(47,532)	-	(85,177)
Minority interest	(53,992)	-	(96,754)
Stock issued for professional services	22,675	28,533	40,634
	206,176	89,113	369,467

Changes in assets and liabilities:
Increase in trade receivables	(414,837)	(622,527)	(743,388)
Decrease (Increase) in other receivables	81,559	(186,625)	146,154
Decrease in shareholder loans	-	11,181	-
Increase in trade payables	28,997	19,180	51,963
Increase (Decrease) in other payables	72,107	(117,729)	129,217
Increase in deferred taxes	259	-	463

Total adjustments	(231,915)	(896,520)	(415,591)

	(£25,739)	(£807,407)	($46,124)

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	Organization and Nature of Business

	A.	Xfone, Inc. ("Xfone") was incorporated in Nevada, U.S.A. in September, 2000 and is a provider of long distance voice and data telecommunications services, primarily in the United Kingdom.
The company’s holdings in subsidiaries are as follows:
Swiftnet Limited("swiftnet") - wholly owned U.K subsidiary
Xfone U.S.A Inc("Xfone U.S.A") located in Mississippi- wholly owned subsidiary,
Xfone 018 Ltd, an Israeli company("Xfone 018")- in which the company holds a 69% ownership share.

The Board of Directors of Xfone 018 Ltd. approved on November 24, 2004, subject to the approval of the Ministry of Communications of the State of Israel that shares held by the Company representing 5% ownership of Xfone 018 Ltd. will be transferred to Margo Sport Ltd. Without additional compensation Margo Sport Ltd. holds 20% of H.S.N.
Communication Investments Ltd. a company that previously held 26% of Xfone 018 Ltd.
Upon approval of the Ministry of Communications, which was granted on January 26, 2005, a share transfer deed wa executed and the 5% ownership was transferred to Margo Sport LTD. on January 27, 2005.
Xfone 018 Ltd. is currently owned 69% by the Company.

The company entered into an agreement to acquire WS Telecom Inc. a Mississippi corporation, that provides telecommunication services in the southeastern United States.
(See note 8 and note 9 ). The financial statements consolidate the operations of Xfone, Swiftnet, Xfone 018 and Xfone U.S.A - (collectively the "Company").

B.
The financial statements of the company have been prepared in Sterling ("£") since this is the currency of the prime economic environment, the U.K., in which the operations of the Company are conducted.

C.
The financial statements have been translated into U.S. dollars using the rate of exchange of the U.S. dollar at June 30, 2005. The translation was made solely for the convenience of the readers. It should be noted that the £figures do not necessarily represent the current cost amounts of the various elements presented and that the translated U.S. dollars figures should not be construed as a representation that the £ currency amounts actually represented, or could be converted into, U.S. dollars. The representative rate of exchange of the £ at June 30, 2005 was £1 = 1.792 U.S.

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

A minority interest in the loss of a subsidiary will be recorded according to the respective equity interest of the minority and up to it's exposure and/or legal obligation to cover the subsidiary losses in case of equity reduced to zero or below.

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

At June 30, 2005 the accounts receivable are presented net of an allowance for doubtful accounts of £387,235.

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
Other intangible assets with determinable lives consist of license for communication services and are amortized over the 20 year term of term of the license.

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

The Company's source of revenues results from charges to customers for the call minutes they use while on the Company's telecommunications system. Such revenues are recognized at the time this service is rendered. Amounts prepaid by customers are deferred and recorded as a liability and then recorded as revenue when the customer utilizes the service. Messaging services customers are being charged on a per minute basis, per fax page or email. Commissions to agents are accounted as marketing cost for the Company.

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
if any, on the date of grant, between the fair value of the Company's stock and the exercise price.
Pro forma information(See note 5) regarding the Company's net income and net earnings per share is required by SFAS No 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123

	L.	Foreign currency translation

Assets and liabilities of subsidiaries operating outside United kingdom with a functional currency other then Pound are translated into Pounds using year end exchange rates. Sales ,costs and expenses are translated at the average exchange rate effective during the period.
Foreign currency translation gains and losses are included in the shareholders equity section.

	M.	Goodwill and Indefinite-Lived Purchased Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill acquired in business combination is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. The company assesses goodwill and indefinite-lived intangible assets for impairment annually at the end of each year and more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142.
SFAS 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carring value.
XFONE recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 2 -	Significant Accounting Policies (Cont.)

	N.	Recent Accounting Pronouncements

In December 2004, the FASB issued statement of financial Accounting Standards No.123 (revised)"Share based payments(revised 2004)"
(SFAS 123R) requiring that the compensation cost relating to share based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R is effective as of the first interim or annual reporting period beginning after December 15, 2005.

In December 2003, the Financial Accounting Standards Board revised statement of Financial Accounting Standards No. 132, 'Employers' Disclosures
about Pensions and Postretirement Benefits". This Statement requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and other postretirement plans. SFAS 132R had no effect on the consolidated financial statement.

On March 9, 2004, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, "Application of
Accounting Principles to Loan Commitments". SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. adoption of SAB 105 do not have a material impact on the Company's consolidated results of operations or financial position.

In March 2004, the Emerging Issues Task Force reached a consensus on the application of EITF Issue 03-1, " The Meaning of Other-Than-
Temporary Impairment and Its Application to Certain Investments," in determining when an investment is impaired, whether the impairment is other than temporary and the measurement of the impairment loss. The Company does not believe that the application of EITF Issue 03-1 will have a material impact on the Company's consolidated financial statements
.
In January 2003, the FASB issued FIN 46 , which provides guidance on consolidation of variable interest entities. In december
2003 , the FASB referred the effective date of FIN 46 for certain variable interest entities( Non special purpose entities)
until the first quarter of 2004. Our adoption of the provisions of FIN 46 and FIN 46R did not have effect on our consolidated financial statements.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 3 - Other Assets

	As of June 30	Convenience translation into
	2005	US$
	Unaudited	Unaudited
Goodwill in connection with
the purchase of WS Telecom	£2,054,680	$3,681,987
Other tangible assets	248,563	$445,425
Other long term deposits	95,024	$170,283
	£2,398,267	$4,297,694

XFONE recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value, based on the guidelines of SFAS 142 (See also note 2M.)

Note 3 - Loan to the Chairman of the Board

The Company has a non-interest bearing loan totaling £247,931 due from its
Chairman of the Board. These loans are to be repaid on the following schedule:

2005 £ 123,965
2006 123,966
£247,931
===============

Note 4 - Long-Term Debt and Capital Lease Obligations

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

Minimum future lease payments under capital leases as of June 30, 2005 through maturity of the capital leases are:

Year 1 £151,787
Year 2 £ 93,668

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 4 - Long-Term Debt and Capital Lease Obligations- continue

The company has notes payable bearing interest varying from
4% to 7.16% annually.

Five years maturity of long term debts is as follows:

Year 1	£515,876
Year 2	£189,533
Year 3	£97,248
Year 4	£248,225
Year 5	£40,016

The minority shareholders loan to Xfone 018 is presented net of minority
Interest £ 53,992 which reflects the minority part of the loss for the period.

The Company's 69%-owned Israeli-based subsidiary, Xfone 018 Ltd., has received a credit facility from Bank Hapoalim B.M. in Israel to finance its start-up activities. A revolving credit line of 1.0 million NIS and an on call short-term credit line of 850,000 NIS. In
addition, the bank made available to Xfone 018 a long-term facility of
3,150,000 NIS to procure equipment. The credit facilities are secured with a a floating charge on Xfone 018 assets, a fixed charge on it's switch, a personal collateral by the
Company's Chairman and Company's CEO, an assignment of rights by way of pledge on the Bezeq and Credit companies contracts with Xfone 018, and subordination of a terms note in favor of
Xfone, Inc..In addition, Xfone, Inc. and Swiftnet Ltd. issued a Letter of Guarantee,unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank. As of June 30, 2005, a total of £557,607 had been drawn on these facilities and is included in notes payable in the current liabilities and long term sections on the balance sheet at June 30, 2005.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 5 — Capital Structure, Stock Options

During February 2005, the Company granted 11,400 shares to employees, agents and subcontractors from it's compensation fund stock pool the shares value as of the granting day was:£18,171
In addition the Company granted 8,419 warrants for consulting services, valued £4,504 according to
Black-Scholes option pricing model. Each Warrant is valid for 5 years and exercisable into one share of restricted common stock at an exercise price of $5.50 per share.
In connection with the acquisition of W.S. Telecom, the Company issued 663,650 restricted shares of its common stock representing a market value of £ 1,170,400, and 561,216 warrants with a value
£691,600 (see also Note 9). Each Warrant is valid for 5 years and exercisable into one share with a strike price that is 10% above the closing price of the Company's common £k at the date of the acquisition.

Stock Option Plan

In November 2004, the Company’s board of directors approved the adoption of the principal items forming the Company’s 2004 stock option plan (The Plan) for the benefit of employees, officers, directors, consultants and subcontractors of the Company including it's subsidiaries.

The purpose of the Plan is to enable the Company to attract and retain the best available personnel for positions of substantial responsibility, to provide an incentive to such persons presently engaged with the Company and to promote the success of the Company Business.

The Plan will provide for the grant of options an aggregate of 5,500,000 shares of the Company’s common stock. The Plan shall be administered by the Board of Directors to determine the persons to whom options are granted, the number of options that are granted, the number of shares to be covered by each option, the options may be exercised and whether the options is an incentive or non-statutory options.

The company granted 5,130,000 options out of this plan, of which 1,930,000 options were granted in 2005.

The Company accounts for stock options plan grants to employees and directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB No. 25, there is no compensation cost recognized for the Company’s stock option plan, because the options granted under the plan have an exercise price greater than the market value of the underlying stock at the grant date. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based compensation” (SFAS No. 123), as amended, allows, but does not require companies to record compensation cost for fixed stock option plans using a fair value based method. As permitted by SFAS No. 123, the Company elected to account for compensation cost for the stock option plan using the intrinsic value based method under APB No. 25. See Recent Accounting Pronouncements section of this Note for discussion of recently issued rules regarding accounting for share-based payments. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.
The fair value of the options granted was estimated on the date of grant using Black-Scholes option pricing model.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 5 — Capital Structure, Stock Options -(Cont.)

Weighted average fair value of options granted during the quarter £ 0.61

Proforma reporting based on the fair value method:

	Three months	Six months
	Ended	Ended
	June 30,	June 30,
	2005	2005
	Unaudited	Unaudited

Net income as reported	£59,837	£103,334
compensation expense determined under
fair value method	(£84,680)	(£139,201)

Pro forma net loss	(£24,843)	(£35,867)

Pro forma basic net loss per share	(£0.004)	(£0.005)

Pro forma diluted net loss per share	(£0.004)	(£0.005)

Note 6 — Economic Dependency And Credit Risk

Approximately 24% of total revenues in the three month period ended June 30,
2005, and 32% of total accounts receivable as of June 30, 2005 are derived from a related entity.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 7 — Segments information
The percentage of the Company's revenues is derived from the following segments:

	For the 3 months	For the 3 months	For the 6 months	For the period
	Period Ended	Period Ended	Period Ended	Period Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	Unaudited	Unaudited	Unaudited	Unaudited
Telephone minute billing plus data and messaging
services,including facsimile, nodal, and e-mail
related services	71%	48%	68%	48%
Mobile phone services	4%	3%	4%	4%
Calling cards	25%	49%	28%	48%
	100%	100%	100%	100%

The Company has four major types of customers:
o Residential - These customers either must dial "dial 1 service" or acquire a box that dials automatically.
o Commercial - Smaller business are treated the same as residential customers. Larger businesses' PBX units are programmed
o Governmental agencies - Include the United Nations World Economic Forum, the Argentine Embassy and the Israeli Embassy
o Resellers, such as WorldNet and Vsat - We provide them with our telephone and messaging services. For WorldNet we also provide the billing system

	For the 3 months	For the 3 months	For the 6 months	For the period	For the 3 months	For the 6 months
	Period Ended	Period Ended	Period Ended	Period Ended	Period Ended	Period Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2005
	Unaudited	Unaudited	Unaudited	Unaudited	Convenience translation into US$
Revenues:
Telephone & Messaging	£2,258,269	£1,061,198	£4,384,382	£2,162,866	$4,046,818	$7,856,813
Mobile	125,473	66,655	254,999	186,215	224,847	456,957
Calling cards	871,811	1,104,642	1,853,951	2,190,629	1,562,286	3,322,281
	3,255,553	£2,232,495	£6,493,332	£4,539,710	$5,833,951	$11,636,051
Direct Operating Profit:
Telephone & Messaging	1,429,515	£248,878	£1,996,992	£563,713	$2,561,691	$3,578,610
Mobile	20,111	9,502	44,939	26,104	36,039	80,531
Calling cards	53,503	76,318	115,871	156,015	95,877	207,640
	1,503,129	£334,698	£2,157,802	£745,832	2,693,607	3,866,781
Corporate common
operating expenses	1,443,380	£235,070	£2,086,638	£511,603	2,586,537	3,739,255

Operating profit	£59,749	£99,628	£71,164	£234,229	$107,070	$127,526

The company maintains operations in the United Kihgdom, The United States and Israel:

	For the 3 months	For the 3 months	For the 6 months	For the period	For the 3 months	For the 6 months
	Period Ended	Period Ended	Period Ended	Period Ended	Period Ended	Period Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2005
	Unaudited	Unaudited	Unaudited	Unaudited	Convenience translation into US$
Revenues:
United Kingdom	£2,019,638	£2,232,495	£4,198,124	£4,539,710	$3,619,191	$7,523,038
United States	901,816	0	1,762,899	0	1,616,054	3,159,115
Israel	334,099	0	532,309	0	598,705	953,898
	£ 3,255,553	£2,232,495	£6,493,332	£4,539,710	$5,833,951	$11,636,051

Long-lived assets			As of June 30, 2005	As of December 31, 2004		As of June 30,2005 Convenience translation
United Kingdom			£571,947	£610,741		$1,024,929
United States			2,949,016	0		5,284,637
Israel			815,834	701,658		1,461,975
			£4,336,797	£1,312,399		$7,771,540

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 8 - Management Agreement

On July 1, 2004, in conjunction with this acquisition (see Note 9), Xfone USA also entered into a management agreement with WS Telecom.
The management agreement provides that WS Telecom hires and appoints Xfone USA as manager to be responsible for the operation and management of all of WS Telecom’s business operations, including:

• Personnel - Supervising the current employees and independent contractors of WS Telecom with the authority to hire, discharge and direct personnel for the conduct of the business;
• Accounting - Supervision and administration of all accounting and the maintenance of all books and records for the business;
• Contracts - Maintain all existing contracts necessary for the operation of the business and the authority to enter into or renew contract in WS Telecom’s name;
• Policies and procedures - Preparation of all policies and procedures for the operation of the business; and
• Budgets - Preparation of all operating, capital or other budgets.

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

The management agreement was terminated on March 10, 2005, upon the consummation of the merger.

As of March 10,2005 included in the consolidated statements of operations is the following :

	For the period	Convenience translation
	Ended	into US$ as of
	March 10, 2005	March 10, 2005
	Unaudited	Unaudited
Revenue	£762,086	$1,432,722
Cost of sales	418,634	787,032
Gross profit	343,452	645,690
Selling,general and administration	300,892	565,677

Net income	£42,560	$80,013

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 9 — Acquisition of WS Telecom, Inc.

On March 10, 2005, the Company consummated its merger with WS Telecom, Inc., d/b/a/ eXpeTel Communications,
Inc., a Mississippi corporation and its subsidiaries (“eXpeTel”) through Xfone, Inc.‘s subsidiary Xfone USA.
Accordingly , the results of operations for WS Telecom have been included in the accompanying consolidated financials statements from that date forward.

The aggregate acquisition price was £ 2,106,208, which included cash in the amount of £ 244,208 and the Company issued 663,650 restricted
shares of its common stock representing a market value of £ 1,170,400.
The value of the stock was determined based on the weighed average price of the share over the ten trading days preceding the trading immediately proir to the date the company entered into the management operating agreement.
The Company also issued 561,216 warrants with a value of £691,600, the value of which was calculated as of the date the Company and WS Telecom Inc. enter into a management operating Agreement, assuming 90% volatility of the underlying share of common stock of the company in accordance with the Black Scholes option - pricing model.

Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

	As of March 10	Convenience translation into
	2005	US$ as of March 10, 2005
	Unaudited	Unaudited
Current Assets	£594,082	$1,116,874
Property and equipment	697,462	1,311,229
Intengible assets	70,693	132,903
Goodwill arising in the acquisition	2,054,680	3,862,798

Current Liabilities	1,110,622	2,087,969
Long term debts	160,229	301,231
Other long term obligations	39,858	74,933

Net Assets acquired	£2,106,208	$3,959,671

The company is still in the process of obtaining third party valuations of certain intangible assets ; accordingly , allocation of the purchase price is subject to modification in the future.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 9 — Acquisition of WS Telecom, Inc.- (cont.)

Out of the £ 70,693 of intangible assets acquired, £ 15,104 has been assigned to deposits, which are not being amortized.The £ 55,589 balance of acquired intangibles is being amortized over 2 to 20 years.

On March 10, 2005, the Company consummated its merger with WS Telecom, Inc., d/b/a/ eXpeTel Communications,
Results of operations for WS Telecom are included in the consolidated financials statements
Following are the pro forma amounts for the 6 months ended June 30, 2005 assuming that the acquisition was made on January 1, 2004:

	For the 6 months	Convenience
	Period Ended	translation into
	June 30, 2005	US$
	Unaudited	Unaudited
Net sales	£6,493,332	$11,636,050

Net income	£103,334	$185,175

Earning per share:
Basic	£0.016	$0.028

Diluted	£0.016	$0.028

	For the 6 months		Convenience
	Period Ended		translation into
	June 30, 2004	$	US
	Unaudited		Unaudited
Net sales	£6,100,038		$10,931,268

Net income	£100,935		$180,875

Earning per share:
Basic	£0.017		$0.031

Diluted	£0.013		$0.023

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

•
RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the six months ended June 30, 2005, compared to the results of the six months ended June 30, 2004, and an analysis of the balance sheet for the six months ended June 30, 2005, compared to the results of the year end December 31, 2004. A brief description is provided of transactions and events, including related party transactions that impact the comparability of the results being analyzed.

•
LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the six months ended June 30, 2005, and for the six months ended June 30, 2004.

•	IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS. This section provides an analysis of the currencies impact on our revenues, expenses, assets and liabilities.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The following discussion should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words “believes,”“anticipates,”“expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control. The terms “Company”, “we”, “our”, or “us” that are used in this discussion refer to Xfone, Inc. We do not undertake to publicly update or revise any of the forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. You are also urged to carefully review and consider our discussions regarding the various factors, which affect our business, included in this section and elsewhere in this report.

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

OVERVIEW

We are a holding company providing international voice and data communications services with operations in the United Kingdom, the United States and Israel that offers a wide range of services, which include: local, long distance and international telephone services, prepaid and postpaid calling cards; cellular services; VOIP services; reselling opportunities; and email and fax broadcasting services. The Company serves tens of thousands of customers across Europe, Australia, North America, South America, Asia and Africa.

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

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd. (recently changed its name to Xfone 018 Ltd.). On July 4, 2004, the Ministry of Communications of the State of Israel granted Xfone 018 a license to provide international telecom services in Israel. We started providing services in Israel through Xfone 018 as of mid-December 2004.

On May 28, 2004, we entered into an agreement to acquire WS Telecom Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., through the merger of WS Telecom into our wholly owned subsidiary Xfone USA, Inc. On July 1, 2004, Xfone USA entered into a management agreement with WS Telecom which provided that Xfone USA provide management services to WS Telecom pending the consummation of the merger. The management agreement provided that all revenues generated from WS Telecom business operations will be assigned and transferred to Xfone USA. The term of the Agreement commenced on July 1, 2004, and continued until the consummation of the merger on March 10, 2005.

Headquartered in Jackson, Mississippi, Xfone USA, Inc. is a telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system. Xfone USA provides residential and business customers with high quality local and long distance services, as well as cable television and high speed Internet services to planned and multi-dwelling apartment communities in Mississippi, Alabama, Louisiana, Florida and Georgia. Xfone USA’s integrated multi-media services, combining digital voice, data and video over third-generation broadband infrastructure, are available to customers on a single itemized bill.

As of June 30, 2005, approximately 65% of our revenues were derived from our operation in the United Kingdom. Our integrated revenue approach led to revenue from each source as described below and is partially driven by the activities of other revenue sources. Our revenues are dependent upon the following factors:

•	Price competition in telephone rates;

•	Demand for our services;

•	Individual economic conditions in our markets;

•	Our ability to market our services.

We have four major types of customers:

•	Residential - These customers either must dial a special 4 digit code to access our switch or acquire a box that dials automatically.

•	Commercial - Smaller business are treated the same as residential customers. Larger businesses’ PBX (Telephony system) units are programmed to dial the 4 digit code automatically.

•	Governmental agencies - Includes the United Nations World Economic Forum, the Argentine Embassy and the Israeli Embassy.

•	Resellers, such as WorldNet - We provide them with our telephone and messaging services for a wholesale price, calling cards are treated by resellers. For WorldNet we also provide the billing system.

During the half and quarter ended June 30, 2005, our revenues are derived from the following:

	For the 3 months	For the 3 months	For the 6 months	For the 6 months
	Period Ended	Period Ended	Period Ended	Period Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	Unaudited	Unaudited	Unaudited	Unaudited
Telephone minute billing plus data and messaging
services, including facsimile, nodal, and e-mail
related services	71%	48%	68%	48%
Mobile phone services	4%	3%	4%	4%
Calling cards	25%	49%	28%	48%
	100%	100%	100%	100%

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

In our major subsidiary, Swiftnet Limited, based in the United Kingdom we shall continue to provide same kind of services with some new billing alternatives to try and to attract more customers, to stronger the connection with our registered customers and to enable easy usage of our services to non registered users.

Our US subsidiary, Xfone USA, Inc. and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., plan to continue to provide the same kind of services being currently provided. In addition, we shall look for acquisitions of local businesses and integrate the traffic through our switch and infrastructure.

In our Israeli subsidiary, Xfone 018 Ltd., we plan to focus our marketing efforts towards specific segments of the population such as providing new immigrants with attractive prices to their original homeland, approach the business market through independent agents and with original equipment manufacturers to keep part of marketing efforts as variable costs.

Financial Information - Percentage of Revenues:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues	100%	100%	100%	100%
Cost of revenues	-66%	-73%	-67%	-70%

Gross profit	34%	27%	33%	30%
Operating expenses:
Research and development	0%	0%	0%	0%
Marketing and selling	-8%	-14%	-10%	-15%
General and administrative	-24%	-9%	-22%	-10%

Total operating expenses	-32%	-23%	-32%	-25%

Operating profit	2%	4%	1%	5%
Financing expenses - net	-1%	1%	-1%	0%
Equity in income of affiliated company	1%	0%	1%	0%
Income before minority interest and taxes	2%	5%	1%	5%
Minority Interest	1%	0%	1%	0%
Income Before taxes	3%	5%	2%	5%
Taxes on income	-1%	-2%	-1%	-1%
Net income	2%	3%	2%	4%

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2005 and June 30, 2004

Revenues. Revenues for the six months ended June 30, 2005, increased 43% to £6,493,332 from £4,539,710 for the six months ended June 30, 2004. The increase in revenues is primarily attributable to the increase in our telephone and messaging services generated by our United States subsidiary. Revenues were geographically generated as follows: United Kingdom subsidiary contributed £4,198,124; United States subsidiary contributed £1,762,899; and Israeli subsidiary contributed £532,309.

The breakdown of our revenues for the six months ended June 30, 2005, is reflected in the table below:

Amounts in UK Sterling Pounds (“UKP” or “£”)

	For the 3 months	For the 3 months	For the 6 months	For the period
	Period Ended	Period Ended	Period Ended	Period Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:
Telephone & Messaging	£2,258,269	£1,061,198	£4,384,382	£2,162,866
Mobile	125,473	66,655	254,999	186,215
Calling cards	871,811	1,104,642	1,853,951	2,190,629
	3,255,553	£2,232,495	£6,493,332	£4,539,710

The following table reflects a breakdown of our Revenues according to cost of revenues characteristics and major resellers:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	Unaudited	Unaudited	Unaudited	Unaudited
Regular telephony voice service
and others:	2,284,197	1,102,485	4,345,076	2,288,238
Story Telecom	842,557	993,398	1,844,825	1,980,193
WorldNet	128,798	136,612	303,431	271,279
	3,255,552	2,232,495	6,493,332	4,539,710

Story Telecom, our affiliated entity, contributed 28% of our revenues for the six months ended June 30, 2005, as compared with 44% for the same period of the year 2004. The 90% growth in the regular telephony services is mainly attributable to £1,762,899 revenues that were generated by our US subsidiary. Operations in Israel began on mid-December 2004 and generated approximately £532,309 in revenues from the Israeli market.

For the six months ended June 30, 2005, approximately 12% of our revenues were generated by our affiliated entity, Auracall Limited, as compared with approximately 8% for the same period of the year 2004.

We believe that during the year 2005 our new subsidiaries in the United States and Israel will generate a greater part of our revenues and will have a major contribution to our expected growth. In Swiftnet, the same type of services and customers will continue to generate most of our revenues. We will offer some new services and billing alternatives to strengthen the connection with our registered customers and to enable easy usage of our services to non registered users. Our agreement with resellers can be terminated within a relatively short notice of 7-60 days. Our largest non affiliated reseller is WorldNet Global Communications Ltd. that generated approximately 4.7% of our revenues during the first six months of the year 2005. WorldNet can terminate the agreement with a 7 days notice, which would adversely affect our revenues. We have approximately 20 additional active resellers, none of which generated more that 3% of our annual revenues. We anticipate that Worldnet will continue to contribute approximately the same amount of UKP to our revenues.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues increased 36% to £4,335,529, for the six months ended June 30, 2005, from £3,177,035 for the six months ended June 30, 2004, representing 67% and 70% of the total revenues for the six months ended June 30, 2005, and June 30, 2004, respectively. This decrease in the percentage of revenues is due to a decrease in revenues that derive from our affiliated entity, Story Telecom, that its calling cards services generate a higher cost of revenues.

Cost of revenues breakdown:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	Unaudited	Unaudited	Unaudited	Unaudited
Regular telephony voice service
and others:	1,239,702	567,038	2,358,441	1,099,394
Story Telecom	792,003	939,244	1,734,136	1,868,107
WorldNet	104,907	109,515	242,952	209,534
Total Cost of Revenues	2,136,612	1,615,797	4,335,529	3,177,035

Cost of revenues as percentage of related revenues:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	Unaudited	Unaudited	Unaudited	Unaudited
Regular telephony voice service
and others:	54.3%	51.4%	54.3%	48.0%
Story Telecom	94.0%	94.5%	94.0%	94.3%
WorldNet	81.5%	80.2%	80.1%	77.2%

Cost of Revenues attributable to our affiliated entity, Auracall, were approximately 11.7% of the total cost of revenues for the six months ended June 30,, 2005 as compared with approximately 5.2% for the six months ended June 30, 2004.

Cost of revenues attributable to our affiliated entity, Story Telecom, accounted for 40% of our total cost of revenues for the six months ended June 30, 2005, as compared with 59% for the six months ended June 30, 2004. This decrease is mainly attributable to growth in revenues that were generated by our US subsidiary, and a decrease in revenue generated by Story Telecom.

Should revenues that derive from the Story Telecom calling cards services grow faster than our other business segments, our cost of revenues as a percentage of revenues will increase. If market conditions, such as lower prices proposed by competitors in the market, force us to lower the prices that we charge our customers, our cost of revenues as percentage of revenues will increase.

Research and Development. Research and development expenses were £10,000 and £20,000 for the six months ended June 30, 2005, and the six months ended June 30, 2004, respectively. These expenses consist of labor costs of our research and development manager and other related costs. Main developments relate to the maintenance of the Xfone web site and its interconnections, the upgrade of software for our telephone platforms, billing systems, messaging services and the resellers support package.

Marketing and Selling Expenses. Marketing and selling expenses decreased to £657,060 from £686,798 for the six months ended June 30, 2005, and the six months ended June 30, 2004, respectively. Marketing and selling expenses as percentage of revenues were 10.1% and 15.1% for the six months ended June 30, 2005, and the six months ended June 30, 2004, respectively. This decrease in the percentage of revenues is due to relatively lower marketing expenses incurred by our new subsidiary in the United States. Marketing expenses consist of salaries of related personnel, commissions related activities, including commissions for agents that promote, through our customer British Telecom and the usage of non-geographical numbers similar to 1-800 or 1-900 with no specific geographical place. The marketing and selling expenses for the six months period ended June 30, 2005, include £175,972 that was incurred by our Israeli subsidiary that started operation in mid-December 2004. For the six months ended June 30, 2005, we paid commissions to our affiliated company Auracall in the amount of £108,042. For six months ended June 30, 2004, commissions paid to Auracall amounted to £180,920.

General and Administrative Expenses. General and administrative expenses increased to £1,419,579 for the six months ended June 30, 2005, from £421,648 from the six months ended June 30, 2004. As a percentage of revenues, general and administrative increased to 22% for the six months ended June 30, 2005, compared to 9% for the six months ended June 30, 2004. The increase in our general and administrative expenses is mainly attributable to: (a) expenses in the amount of £107,626 incurred by our Israeli subsidiary in the process of initiating its operations, and (b) expenses incurred by the US subsidiary. Our bad debt expenses increased from £9,274 for the six months ended June 30, 2004, to £148,868, for the six months ended June 30, 2005, attributable to our operation in the US.

Financing Expenses. Financing expenses, net, increased to £41,275 for the six months ended June 30, 2005, compared to financing income of £7,228 for the six months ended June 30, 2004.

Equity in Income of Affiliated Company. Equity income from Auracall amounted to £47,532 reflecting our 47.5% portion in our affiliated company Auracall.

Income before Taxes. Income before taxes for the six months ended June 30, 2005, amounted to £144,553 - 2% of the revenues - as compared with £248,479 - 5% of the revenues - for the six months ended June 30, 2004. The decrease of the income before taxes is attributable primarily to the loss of £207,663 incurred by our new Israeli subsidiary, causing an increase in general and administrative expenses.

Taxes on Income. Taxes on income for the six months ended June 30, 2005, amounted to £41,219 or 29% of the income before taxes as compared with £74,550 or 30% for the same period of the year 2004. United Kingdom companies are usually subject to income tax at the corporate rate of 20%-30%. The increase in the percentage of taxes on such income before taxes is attributable primarily to the income that derived from of our United Kingdom activities.

Net Income. Net income for the six months ended June 30, 2005, was £103,334 as compared to £173,929 for the same period of the year 2004.

Earning Per Share. The earning per share of common stock for the six months ended June 30, 2005, was £0.016 for basic and diluted 6,552,696 weighted average shares. Earning per share for the six months ended June 30, 2004, was £0.03 for the basic weighted average number of shares and £0.02 for diluted number of shares including the options to buy 1,967,605 shares.

Comparison of the balance sheet of the quarters ended June 30, 2005 and December 31, 2004

Current Assets. Current assets amounted to £4,265,221 as of June 30, 2005, as compared with £3,886,034 as of December 31, 2004. This increase in our current assets is mainly attributable to the growth of £577,798 in the account receivables due to the consolidation of our US subsidiary. Our cash positions for June 30, 2005 were £474,386 compared with £797,097 as of December 31, 2004. As of June 30, 2005, approximately 32% of our account receivables relate to our affiliated company, Story Telecom, as compared with 48% for December 31, 2004. This decrease is a result of a decrease in the revenues generated by Story Telecom to 24% of total revenues for three months ended June 30, 2005, from 42% of total revenues for year ended December 31, 2004.

Loan to Shareholder. Loan to the shareholder, Mr. Abraham Keinan, our Chairman of the Board of Directors, amounted to £247,931 as of June 30, 2005, and the same amount as of December 31, 2004. Out of the total amount, £123,695 is classified as current assets as Mr. Keinan agreed with the Company to repay this amount during fiscal year 2005 and the remaining £123,966 during fiscal year 2006.

Fixed Assets. Fixed assets after accumulated depreciation increased to £1,938,530 as of June 30, 2005, as compared with £1,255,293 as of December 31, 2004. Growth in fixed assets reflects mainly the consolidation of our new subsidiary in our June 30, 2005, balance sheet.

Current Liabilities. As of June 30, 2005, current liabilities increased to £3,825,931 as compared with £2,479,429 as of December 31, 2004. The increase in our current liabilities results mainly from an increase of £658,278 in our other liabilities; accrued expenses mainly relates to accruals of our new United States subsidiary; and an increase of £443,835 in current note payables, mainly incurred by our Israeli subsidiary in the process of initiating its operations. As of June 30, 2005, we owe to our affiliated company Auracall £42,469 in commissions related to revenues generated for us by Auracall.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of June 30, 2005, amounted to £474,386 as compared with £797,097 as of December 31, 2004, a decrease of £322,711. Net cash provided by operating activities for the six months ended June 30, 2005, was £77,595. Investing activities in our new subsidiary Xfone 018 Ltd. and purchase of other assets and equipment used was £400,542. Our financing activities provided a net amount of £236.

Our capital investments are primarily for the purchase of equipment and software for services that we provide or intend to provide.

Capital lease obligations: We are lessee of switching and telecom equipment under capital leases expiring in various years through the year 2007; during the first quarter of the year 2005 we repaid £84,335 of our capital lease obligations.

The minimum future lease payments are:

Year 1	£151,787
Year 2	£93,668

In the rest of fiscal year 2005 we may procure and or develop additional equipment and software to enhance our capacity in the United Kingdom, United States and Israel for the amount of approximately £150,000. In case that we manage to establish or acquire an operation in a new country, we anticipate that an investment of approximately £600,000 in equipment, infrastructure and software would be required to become operational in each new country.

We shall continue to finance our operations and fund the current commitments for capital expenditures mainly from the cash provided from operating activities and private placements. During January and February 2004 we completed a private placement in which we raised gross proceeds that amounted to $2,907,711. Net new cash proceeds of the financing, approximately $2.3 million, are used and are expected to be used for general working capital and investment in equipment and for providing working capital to our United States and Israeli subsidiaries.

On May 28, 2004, we entered into an agreement to acquire WS Telecom Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., through the merger of WS Telecom into our wholly owned subsidiary Xfone USA, Inc. We anticipate that this acquisition will require approximately $1,000,000 for working capital.

On July 1, 2004, we entered into a management agreement which provides that Xfone USA, Inc. will provide management services to WS Telecom pending the consummation of the merger. The management agreement provides that all revenues generated from WS Telecom’s business operations will be assigned and transferred to Xfone USA. On March 10, 2005 the merger was consummated and the management agreement was terminated.

Upon the assignment of the Interconnection Agreement between WS Telecom, Inc. and BellSouth Telecommunications, Inc. to Xfone USA, Inc., and consummation of the merger on March 10, 2005, we, the ultimate parent company and our subsidiaries Swiftnet and Xfone 018, individually and/or jointly, agreed to guarantee all undisputed debts owing to BellSouth Telecommunications by Xfone USA, Inc. in accordance with the assigned Interconnection Agreement. The guarantee was given on December 16, 2004, and became effective upon the consummation of the merger on March 10, 2005.

Our Israeli based subsidiary, Xfone 018 Ltd. has received a credit facility from Bank Hapoalim B.M. in Israel to finance its start-up activities. The credit facility includes a revolving credit line of 1,000,000 NIS and an on call short-term credit line of 850,000 NIS. In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; (b) a fixed charge on its switches; (c) subordination of a Term Note of $800,000 (in favor of Xfone, Inc.); (d) assignment of rights by way of pledge on the Bezeq and Credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson; (f) Xfone, Inc. and Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank.

According to agreements signed with the minority interest owner in Xfone 018 Ltd., our majority owned subsidiary in Israel, we were required, upon a need and request by the Board of Directors of Xfone 018, to make a shareholders loan to Xfone 018 Ltd. So far we have passed in cash, $200,000 during the month of March 2005 and $50,000 during the month of May, a total of $250,000, to be considered as a loan for four years with annual interest of 4% and linked to the Israeli consumer price index.

On November 30, 2004, Swiftnet Limited., our wholly owned subsidiary in the United Kingdom, entered into an agreement with Energis Communications Ltd. which in turn will provide services to Swiftnet. In turn, we have agreed to guarantee the obligations of Swiftnet to Energis by executing a Deed of Guarantee on January 21, 2005 whereby we are liable in full for all amounts owed by Swiftnet to Energis for services provided.
On the fourth quarter of the year 2004 our minority 26% partner in our Israeli subsidiary provided a shareholder loan of approximately £200,000 to Xfone 018.

As of June 30, 2005, our Israeli subsidiary activities were financed by the shareholder loan and by using £650,381 credit facility from Bank Hapoalim.

We believe that our future cash flow from operations together with our current cash will be sufficient to finance our operation activities through the years 2005 and 2006.

We will consider raising additional capital through a public or private placement to fund possible acquisitions and business development activities and for working capital.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

As of June 30, 2005, our main functional currency remains the UKP ("British Sterling Pounds") as approximately 65% of our revenues derived from our United Kingdom based subsidiary Swiftnet. Following the acquisition of our United States subsidiary in March 10, 2005, 27% of our business is in US Dollars. In addition we started to do business in Israel with the Israeli currency as of mid December 2004. Approximately 50% of the direct traffic costs in Israel are in UKP and the rest in New Israeli Shekels ("NIS"). We believe that the Israeli portion of our revenues will increase during 2005 and beyond.

Most of our revenues and current assets are in UKP, and the long-term loans to a shareholder are all in UKP and US Dollars. The major part of our cash is in UKP and in US Dollars.

Our costs of revenues are mainly in UKP and US Dollars.
Most of our liabilities, operating and financing expenses are in UKP. The remainder of the assets, liabilities, revenues and expenditures are in U.S. Dollars and NIS. We anticipate that during 2005 the UKP will be the main functional currency although the portion of US Dollars and NIS will be greater.

A devaluation of the UKP or the NIS in relation to the US Dollar will have the effect of decreasing the Dollar value of all assets or liabilities that are in UKP or NIS.

Conversely, any increase in the value of the UKP in relation to the US Dollar has the effect of increasing the US Dollar value of all UKP assets and the US Dollar amounts of any UKP liabilities and expenses.

Inflation in any of the countries where we operate would affect our operational results if we shall not be able to match our revenues with growing expenses caused by inflation.

If the rate of inflation will cause a rise in salaries or other expenses and the market conditions will not allow us to raise prices proportionally, it will have a negative effect on the value of our assets and on our potential profitability.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MG Telecom Ltd.

In August 2002, we filed a summary procedure lawsuit in the court of Tel - Aviv, Israel against MG Telecom Ltd. and its Chief Executive Officer, Mr. Avner Shur. In this lawsuit, we allege an unpaid debt due to us in the amount of $50,000 from MG Telecom for services rendered by us to MG Telecom. The debt arose from an agreement between us and MG Telecom, a provider of calling card services, in which traffic originating from MG Telecom calling cards was delivered through our system in London, England. Mr. Shur signed a personal guarantee agreement to secure MG Telecom’s obligations under the agreement. During October 2002, Mr. Shur filed a request for leave to defend. The court has not rendered a judgment in the matter and we are unable to determine the future disposition of this matter. The court session for the hearing of the evidence was scheduled for February 24, 2004, but postponed to March 22, 2004, at which time an evidentiary hearing was held. An additional evidentiary hearing was held on September 6, 2004. A third evidentiary hearing was held on December 6, 2004. On June 5, 2005, we provided the court with a written brief of our case. MG Telecom is currently requested to file a written brief of its case.

Ryfcom Ltd.

In July 2001 we filed a lawsuit in the court of Petach - Tikva, Israel against Ryfcom, Ltd., a former provider of calling card services, and its Chief Executive Officer, Mr. Paltiel Porat. In this lawsuit, we allege an unpaid debt due to us in the amount of $107,528 from Ryfcom for services rendered by us. The debt arose from an agreement between us and Ryfcom, in which traffic originating from Ryfcom calling cards was delivered through our system in London. Mr. Porat signed a personal guarantee agreement to secure the all of Ryfcom’s obligations under our agreement with Ryfcom. Before the judgment, Mr. Paltiel repaid the amount of approximately $15,000. On January 6, 2003, the court of Petach - Tikva, rendered a judgment in favor of us. According to the judgment Mr. Paltiel has to repay the remainder of the money, approximately $92,000, plus the court fee that was paid by us of approximately $1,500, plus expenses in the amount of $9,300. All amounts are linked until fully paid by the Israeli Consumer Price Index. Mr. Paltiel failed to comply with the January 6, 2003 judgment and as a result thereof we filed on May 17, 2004 with the court a request to send Mr. Paltiel a warning that his failure to satisfy the January 6, 2003 judgment will result in Mr. Paltiel being declared insolvent. We are still awaiting the decision of the court.

BellSouth Telecommunications, Inc.

On December 1, 2004, we filed before the Public Service Commission (“Commission”) a formal complaint against BellSouth Telecommunications, Inc. (“BellSouth”) for expedited relief, for negotiations, or in the alternative, for final resolution of disputes. This complaint sought credits to our account with BellSouth in the total amount of $386,292.40. We alleged that these charges were improperly billed by BellSouth to our account. BellSouth filed an answer to our complaint denying that the charges were improperly billed. The parties have tentatively reached a confidential settlement arrangement regarding the disputed charges.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During May 2005, the Company issued to the shareholders of WS Telecom, Inc. as part of the plan of merger agreement that closed on March 10, 2005, 663,650 restricted shares of the Company’s common stock, and 561,216 warrants, convertible on a one to one basis into the Company’s restricted common stock with a term of five years with a strike price that is 10% above the closing price of the Company’s common stock into which the warrant is convertible.

On June 8, 2005, the Company’s board of directors approved a grant to Mr. Alon Mualem, the Company's Chief Financial Officer, of 300,000 options under and subject to the 2004 Stock Option Plan of the Company according to the following terms: Option exercise price of $3.50; Vesting Date - the vesting of the options will be over a period of 4 years as follows: 25% of the options are vested after a year from the Date of Grant. Thereafter, 1/16 of the options are vested every 3 months for the following 3 years; Expiration Date -5.5 years from the grant date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)        Exhibits and Index of Exhibits.

Exhibit Number / Description

2.	Agreement and plan or reorganization between Xfone, Inc. and Swiftnet Ltd. dated September 20, 2000 (1)
3.1	Articles of Incorporation of Xfone, Inc. (1)
3.2a	Bylaws of Xfone, Inc. (1)
3.2b	Amended Bylaws of Xfone, Inc. (4)
3.3	Articles of Incorporation of Swiftnet, Ltd. (1)
3.4	Bylaws of Swiftnet, Ltd. (1)
3.5	Amended bylaws of Xfone, Inc. (3)
3.6	By-Laws of Xfone USA, Inc. (7)
3.7	Office of the Mississippi Secretary of State, Articles of Merger or Share Exchange Profit Corporation (7)
4.	Specimen Stock Certificate (1)
5.	Opinion of Hamilton, Lehrer & Dargan, P.A.

10.1	Agreement between Swiftnet Ltd. and Guy Nissenson dated May 11, 2000 (1)
10.2	Employment Agreement with Bosmat Houston dated January 1, 2000 (1)
10.3	Loan Agreement with Swiftnet Ltd., Guy Nissenson, and Nissim Levy dated August 5, 2000 (1)
10.4	Promissory Note executed between Xfone and Swiftnet Ltd. dated September 29, 2000 (1)
10.5	Stock Purchase Agreement between Swiftnet, Ltd, Abraham Keinan, and Campbeltown Business, Ltd.
dated June 19, 2000 (1)
10.6	Consulting Agreement between Swiftnet, Ltd. and Campbeltown Business, Ltd. dated May 11, 2000 (1)
10.7	Agreement with Campbeltown Business Ltd. dated July 30, 2001 (1)
10.8	Contract with WorldCom International, Ltd. dated June 20, 1998 (1)
10.9	Contract with VoiceNet Inc. dated April 11, 2000 (1)
10.10	Contract with InTouchUK.com Ltd. dated April 25, 2000 (1)
10.11	Letter of Understanding from Campbeltown Business, Ltd. to Xfone, Inc. dated July 30, 2001 (2)
10.12	Agreement between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet dated April 6, 2000 (2)
10.13	Lease Agreement between Elmtree Investments, Ltd. and Swiftnet, Ltd. dated December 4, 1991 (2)
10.14	Lease Agreement between Postwick Property Holdings Limited and Swiftnet, Ltd. dated October 8, 2001.(2)
10.15	Agreement between Xfone, Inc., Swiftnet, Ltd., and Nir Davison dated September 30, 2002 (5)
10.16	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B
and Registration Rights Agreement of Selling Shareholders Platinum Partners Value
Arbitrage Fund LP, Countrywide Partners LLC and WEC Partners LLC. [3 investors] (6)
10.17	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B
and Registration Rights Agreement of Selling Shareholders Simon Langbart, Robert Langbart,
Arik Ecker, Zwi Ecker, Michael Derman, Errol Derman,Yuval Haim Sobel, Zvi Sobel, Tenram
Investment Ltd., Michael Zinn, Michael Weiss. [11 investors] (6)
10.18	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B
and Registration Rights Agreement of Selling Shareholders Southridge Partners LP and
Southshore Capital Fund Ltd. [2 investors] (6)
10.19	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B
and Registration Rights Agreement of Selling Shareholders Crestview Capital Master LLC. [1 investors] (6)
10.20	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B
and Registration Rights Agreement of Selling Shareholders Adam Breslawsky, Oded Levy,
Michael Epstein, Steven Frank, Joshua Lobel, Joshua Kazan and The Oberon Group LLC. [7 investors] (6)
10.21	Newco (Auracall Limited) Formation Agreement. (6)
10.22	Agreement with ITXC Corporation (6)
10.23	Agreement with Teleglobe International (6)
10.23.1	Amendment to Agreement with Teleglobe International (6)
10.24	Agreement with British Telecommunications (6)
10.25	Agreement with Easyair Limited (OpenAir) (6)
10.26	Agreement with Worldnet (6)
10.27	Agreement with Portfolio PR (6)
10.28	Agreement with Stern and Company (6)

10.29	December 31, 2003 letter to Xfone from A. Keinan (6)
10.30	Agreement between Swiftnet, Ltd. and Dan Kirschner (8)
10.31	Agreement and Plan of Acquisition (7)
10.32	Escrow Agreement (7)
10.33	Release Agreement (7)
10.34	Employment Agreement between WS Telecom, Inc. and Wade Spooner (7)
10.35	Employment Agreement between WS Telecom, Inc. and Ted Parsons (7)
10.36	First Amendment to Agreement and Plan of Merger (WS Telecom, Inc./Xfone, Inc./Xfone USA, Inc.) (11)
10.37	Finders Agreement with The Oberon Group, LLC (11)
10.38	Agreement with The Oberon Group, LLC (11)
10.39	Management Agreement (WS Telecom, Inc. and Xfone USA, Inc.) (8)
10.40	Engagement Letter to Tommy R. Ferguson, Confidentiality Agreement, and Executive Inventions Agreement
dated August 19, 2004 (11)
10.41	Voting Agreement dated September 28, 2004 (11)
10.42	Novation Agreement executed September 27, 2004 (11)
10.43	Novation Agreement executed September 28, 2004 (11)
10.44	Ilan Shoshani Investment Agreement dated August 26, 2004 (12)
10.44.1	Addendum and Clarification to the Ilan Shoshani Investment Agreement dated September 13, 2004 (12)
10.45	Elite Financial Communications Group Agreement (13)
10.46	Dionysos Investments (1999) Ltd. Financial Services and Business Development Consulting Agreement (13)
21.1	List of Subsidiaries (Amended) (8)
23.	Consent of Chaifetz & Schreiber, P.C. (13)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a 14(a) or 15d -14(a) of the Securities Exchange Act of 1934,
as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a 14(a) or 15d -14(a) of the Securities Exchange Act of 1934,
as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes Oxley Act of 2002

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.'s SB-2 registration statement, file # 333-67232.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.'s SB-2/Amendment 1 registration statement, file # 333-67232.
(3)	Denotes previously filed exhibit: filed on November 28, 2001 with Xfone, Inc.'s SB-2/Amendment 2 registration statement, file # 333-67232.
(4)	Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.'s Form 8-K.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.'s SB-2/Post Effective Amendment No. 2 registration statement, file # 333-67232
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone's, Inc.SB-2 Amendment 1 Registration Statement, file # 333-113020.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.'s Form 8-K
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.'s SB-2/Amendment 2 Registration Statement, file # 333-113020.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone's, Inc.SB-2 Amendment 3 Registration Statement, file # 333-113020.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone's, Inc.SB-2 Amendment 4 Registration Statement, file # 333-113020.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.‘s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.‘s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.‘s Form 10-KSB.

We hereby incorporate the following additional documents by reference:

(a)
our Forms 10-KSB/A for the year ended December 31, 2002 which was filed on June 9, 2004; our Forms 10-KSB/A for the year ended December 31, 2003 which was filed on June 11, 2004; our Forms 10-KSB for the year ended December 31, 2004 which was filed on March 31, 2005.

(b)
our Forms 10-QSB for the periods ended March 31, 2002 which was filed on May 14, 2002, June 30, 2002 which was filed on August 13, 2002 and amended on August 20, 2002, September 30, 2002 which was filed on November 14, 2002, March 31, 2003 which was filed on May 15, 2003, June 30, 2003 which was filed on August 14, 2003, September 30, 2003 which was filed on November 10, 2003 and filed on May 17, 2004, and March 31, 2004 which was amended on June 9, 2004 and August 12, 2004, and June 30, 2004 which was filed on August 17, 2005, and September 30, 2004 which was filed on November 15, 2004, and March 31, 2005 which was filed on May 16, 2005.

(c)
our Registration Statement on Form SB-2 and all amendments thereto which was filed on August 10, 2001 and amended on October 16, 2001, November 28, 2001, December 27, 2001, December 28, 2001, February 4, 2002, March 3, 2003, and April 8, 2003;

(d)
our Registration Statement on Form SB-2 and all amendments thereto which was filed on February 23, 2004 and amended on April 15, 2004, June 7, 2004, August 11, 2004, September 13, 2004, November 1, 2004, November 9, 2004, and was effective November 12, 2004;

b)	Reports on Form 8-K

On April 11, 2005, we filed a Current Report on Form 8-K announcing that the Company is no longer listed on the Berlin-Bremen Stock Exchange.

On May 25, 2005, we filed a Current Report on Form 8-K/A of the required financial statements and exhibits from the consummation of the completion of the acquisition of WS Telecom, Inc of March 10, 2005. As previously disclosed on Form 8-Ks filed on March 15, 2005 and June 1, 2004, on May 28, 2004, we entered into an Agreement and Plan of Merger (the “Agreement”) to acquire WS Telecom, Inc., a Mississippi corporation, through the statutory merger of WS Telecom, Inc. with and into our wholly owned subsidiary Xfone USA, Inc. The acquisition of WS Telecom, Inc. included its two wholly owned subsidiaries eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. Pursuant to the Agreement, as consideration for surrendering their shares, shareholders of WS Telecom, Inc. will receive a combination of stock of the Company valued in the aggregate at $2,200,000.00 and warrants of the Company valued in the aggregate at $1,300,000.00. On July 1, 2004, Xfone USA entered into a management agreement with WS Telecom which provided that Xfone USA provide management services to WS Telecom pending the consummation of the merger. The management agreement provided, among other things, that all revenues generated from WS Telecom’s business operations will be assigned and transferred to Xfone USA. The term of the Agreement commenced on July 1, 2004 and continued until the consummation of the merger on March 10, 2005.

On June 7, 2005, we filed a Current Report on Form 8-K, an announcement regarding the approval of our listing on the American Stock Exchange based upon a review by an Exchange Listing Qualifications Panel, which authorized approval of the listing pursuant to Section 1203(c)(i)(A) of the Amex Company Guide, notwithstanding the fact that we did not fully satisfy the Exchange’s regular initial listing standards with respect to earning pre-tax income from continuing operations of at least $750,000 in our last fiscal year, or in two of our last three fiscal years. The Panel’s decision was based upon its determination that we satisfied the minimum Alternative Listing Standards and its affirmative finding that mitigating factors warrant listing pursuant to the Alternative Listing Standards. Specifically, the Panel noted our consistent long term history of operations and growth, our sound and conservative management and the likelihood, based on our plans for this year (including, in particular, the development of our Israeli operations) that we would meet the initial listing standards in Section 101 of the Amex Company Guide.

On June 8, 2005, we filed a Current Report on Form 8-K, announcing that effective June 8, 2005, in accordance with a board resolution dated June 8, 2005, we appointed Mr. Alon Mualem, CPA, as our Chief Financial Officer. Mr. Mualem will hold as well the position of Chief Financial Officer of our majority owned subsidiary in Israel, Xfone 018 Ltd. Mr. Mualem will be based at our subsidiary's executive offices in Israel. Mr. Mualem brings with him a wealth of knowledge and over 13 years experience in the financial and public arenas. Prior to joining XFONE, Inc., Mr. Mualem held the CFO responsibilities at CheckM8, Ltd., a high-tech Internet advertising firm located in Israel. He also held other senior executive positions at RADVISION Ltd., a Company currently trading on the NASDAQ exchange and at RAD Data Communication Ltd. In addition, Mr. Mualem worked with a public accounting firm, based in Israel, which is an affiliate with the international public accounting firm, KPMG.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2005	XFONE, INC. BY: /S/ Guy Nissenson Guy Nissenson, Chief Executive Officer

BY: /S/ Alon Mualem Alon Mualem, Chief Financial Officer