Form 10QSB
period 2005-09-30
XFONE INC
filed 2005-11-14
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
 SEPTEMBER 30, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock: The issuer had 7,772,671 shares outstanding as of November 13, 2005 (latest practicable date).

XFONE, INC. AND SUBSIDIARIES

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND CONDENSED NOTES (UNAUDITED) - QUARTER ENDED SEPTEMBER 30, 2005

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005
Unaudited

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005
Unaudited

Xfone, Inc. and Subsidiaries

BALANCE SHEETS

	September 30,	December 31,	September 30,
	2005	2004	2005
	Unaudited	Audited	Unaudited
			Convenience translation into U.S.$
Current assets

Cash	£1,598,897	£797,097	$2,811,660

Accounts receivable, net	3,113,272	2,271,448	5,474,688

Prepaid expenses and other receivables	959,143	693,524	1,686,654

Loan to shareholder	123,965	123,965	217,992

Total Current Assets	£5,795,277	£3,886,034	$10,190,994

Loan to shareholder	123,966	123,966	217,994

Investments	64,728	20,885	113,824

Fixed assets

Cost	2,460,478	1,516,854	4,326,751

Less - accumulated depreciation	(446,574)	(261,561)	(785,300)

Total fixed assets, net	2,013,904	1,255,293	3,541,451

Other Assets, net	2,523,958	57,106	4,438,380

Total assets	£10,521,833	£5,343,284	$18,502,643

The accompanying notes are an integral part of these consolidated financial statements

 Xfone, Inc. and Subsidiaries

 BALANCE SHEETS

September 30,

December 31,

September 30,

2005

2004

2005

Unaudited

Audited

Unaudited

Convenience translation into U.S.$

 Current liabilities

 Bank Credit and current portion of Note payables
£415,336
£72,041
$
730,368

 Trade payables
3,062,604
2,035,368
5,385,591

 Other liabilities and accrued expenses
900,028
224,032
1,582,697

 Obligations under capital leases - current portion
138,723
147,988
243,944

 Total current liabilities
£4,516,691
£2,479,429
$
7,942,600

 Deferred taxes
35,942
52
63,204

 Notes payable
546,000
509,867
960,140

 Severance Pay
7,011
-
12,329

 Obligations under capital lease
66,793
141,944
117,455

 Convertible Notes
1,074,341
-
1,889,229

 Total liabilities
£6,246,778
£3,131,292
$
10,984,957

 Shareholders' equity

 Preferred stock - 50,000,000 shares authorised, none issued

 Common stock:

 25,000,000 shares authorized, £.000677 par value;

 6,887,671 issued and outstanding

 (December 31, 2004 - 6,220,871)
4,660
4,290
8,195

 Foreign currency translation adjustment
134,850
1,210
237,134

 Contributions in excess of shares
3,318,079
1,373,556
5,834,842

 Retained earnings
817,467
832,936
1,437,515

 Total shareholders' equity
4,275,056
2,211,992
7,517,686

 Total liabilities and shareholders' equity
£10,521,833
£5,343,284
$
18,502,643

 The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF OPERATIONS

					Convenience translation into U.S.$
	Three months Ended		Nine months Ended		Three months Ended	Nine months Ended
	September 30,		September 30,		September 30,	September 30,
	2005	2004	2005	2004	2005	2005
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	£3,419,183	£2,704,934	£9,912,515	£7,244,644	$6,012,634	$17,431,158
Cost of revenues	(2,326,743)	(2,004,086)	(6,662,272)	(5,181,121)	(4,091,578)	(11,715,605)

Gross profit	1,092,440	700,848	3,250,243	2,063,523	1,921,056	5,715,553

Operating expenses:
Research and development	(5,625)	(13,890)	(15,625)	(33,890)	(9,892)	(27,477)
Marketing and selling	(334,742)	(427,858)	(991,802)	(1,114,656)	(588,644)	(1,744,084)
General and administrative	(678,594)	(364,540)	(2,098,173)	(786,188)	(1,193,307)	(3,689,637)

Total operating expenses	(1,018,961)	(806,288)	(3,105,600)	(1,934,734)	(1,791,842)	(5,461,197)

Operating profit (loss)	73,479	(105,440)	144,643	128,789	129,214	254,356
Financing expenses - net	(26,928)	(33,596)	(68,203)	(26,368)	(47,353)	(119,935)
Equity in income of affiliated company	(3,689)	-	43,843	-	(6,487)	77,098
Loss from hurricane Katrina	(181,055)	-	(181,055)	-	(318,385)	(318,385)
Other income	4,312	41,438	17,452	48,459	7,583	30,689

Income before minority interest and taxes	(133,881)	(97,598)	(43,320)	150,880	(235,428)	(76,177)

Minority Interest	5,592	-	59,584	-	9,834	104,779

Income Before taxes	(128,288)	(97,598)	16,265	150,880	(225,594)	28,602

Taxes on income	9,485	24,719	(31,734)	(49,831)	16,679	(55,804)

Net (loss) income	£(118,803)	£-72,879	£(15,469)	£101,049	($208,915)	($27,202)

(Loss) Earnings Per Share:
Basic	£-0.017	£-0.010	£-0.002	£0.020	-$0.030	-$0.004

Diluted	£-0.017	£-0.010	£-0.002	£0.010	-$0.030	-$0.004

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

				Other Comprehensive
				income
	Number of		Contributions	Foreign currency			Total
	Ordinary	Share	in excess of	translation	Retained	Comprehensive	Shareholders'
	Shares	Capital	par value	adjustments	Earnings	income	Equity

Balance at January 1, 2004	5,117,684	£3,530	£193,514	£-	£793,062	£-	£990,106
Issuance of shares	1,103,187	760	1,180,042	-	-		1,180,802
Currency Translation	-	-	-	1,210	-	1,210	1,210
Net income	-	-	-	-	39,874	39,874	39,874

Balance at December 31, 2004	6,220,871	£4,290	£1,373,556	£1,210	£832,936	£41,084	£2,211,992

Unaudited
Balance at January 1, 2005	6,220,871	4,290	1,373,556	1,210	832,936	£-	£2,211,992
Stock issued during the
period (See note 5)	666,800	370	1,188,201	-	-		1,188,571
Warrants issued during the
period (See note 5)	-	-	756,322	-	-		756,322
Currency Translation	-	-	-	133,640		133,640	133,640
Net loss	-	-	-	-	(15,469)	(15,469)	(15,469)

Balance at September 30, 2005	6,887,671	£4,660	£3,318,079	£134,850	£817,467	£118,171	£4,275,056

Unaudited
Convenience translation into U.S.$:
Balance at January 1, 2005	6,220,871	7,545	2,415,398	2,128	1,464,717	$-	3,889,788
Stock issued during the
period (See note 5)	666,800	650	2,089,452	-	-		2,090,102
Warrants issued during the
period (See note 5)	-	-	1,329,992	-	-		1,329,992
Currency Translation	-	-	-	235,006		235,006	235,006
Net loss	-	-	-	-	(27,202)	(27,202)	(27,202)

Balance at September 30, 2005	6,887,671	$8,195	$5,834,842	$237,134	$1,437,515	$207,804	$7,517,686

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS

	Nine months Ended		Nine months Ended
	September 30 ,		September 30 ,
	2005	2004	2005
	Unaudited	Unaudited	Unaudited
			Convenience translation into U.S.$

Cash flow from operating activities
Net (loss) income	£(15,469)	£101,049	$(27,202)
Adjustments to reconcile net cash
used in operating activities	503,935	(881,235)	886,169

Net cash provided by (used in) operating activities	488,466	(780,186)	858,967

Cash flow from investing activities
Purchase of other assets	(117,348)	(11,063)	(206,356)
Purchase of equipment	(253,743)	(712,900)	(446,207)
Net cash acquired through purchase of WS Telecom	76,594	-	134,691
Acquisition of Ws Telecom	(244,208)	-	(429,440)

Net cash used in investing activities	(538,705)	(723,963)	(947,312)

Cash flow from financing activities
Repayments of long term loans from banks and others	(257,336)	(23,885)	(452,526)
Repayment of capital lease obligation	(124,274)	0	(218,536)
Proceeds from short term loans from banks	217,937	221,849	383,242
Dividend paid	-	(86,270)	-
Proceeds from issuance of convertable notes	1,015,713		1,786,131
Proceeds from issuance of common stock	-	1,376,889	-

Net cash provided by financing activities	852,040	1,488,583	1,498,311

Net Increase (Decrease) in cash	801,800	(15,566)	1,409,966

Cash, beginning of year	797,097	977,008	1,401,694

Cash at end of period	£1,598,897	£961,442	$2,811,660

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
For the period ended September 30, 2005
	Nine months Ended		Nine months Ended
	September 30 ,		September 30 ,
	2005	2004	2005
			Convenience translation into U.S.$
Acquisition of WS Telecom	£1,862,000	-	$3,274,327

Acquiring equipment under capital
lease obligation		157,660

Granting of shares of common stock
and warrants for professional services:
Number of shares and warrants	19,819	52,500	19,819

Amount	£22,675	£28,533	$39,874

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS (Cont.)

(1) Adjustments to reconcile net (loss) income to net cash provided by operating activities

	Nine months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005
	Unaudited	Unaudited	Unaudited
			Convenience translation into U.S.$

Depreciation and amortization	£226,271	£79,216	$397,898
Bad debt expense	231,822	9,274	407,658
Severance pay	7,011		12,329
Equity in earnings of investments	(43,843)	-	(77,098)
Minority interest	(59,584)	-	(104,778)
Stock issued for professional services	22,675	-	39,874
	384,352	88,490	675,883

Changes in assets and liabilities:
Increase in trade receivables	(594,147)	(748,959)	(1,044,807)
Increase in other receivables	(227,630)	(514,186)	(400,287)
Increase in trade payables	815,643	51,721	1,434,308
Increase (Decrease) in other payables	89,827	241,699	157,960
Increase in deferred taxes	35,890	-	63,112

Total adjustments	119,583	(969,725)	210,286

	£503,935	£(881,235)	$886,169

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	Organization and Nature of Business

	A.	Xfone, Inc. ("Xfone") was incorporated in Nevada, U.S.A. in September, 2000 and is a provider of voice and data telecommunications services, primarily in the United Kingdom.
Xfone’s holdings in subsidiaries are as follows:
Swiftnet Limited("swiftnet") - wholly owned U.K subsidiary
Xfone U.S.A Inc("Xfone U.S.A") located in Mississippi- wholly owned subsidiary,
Xfone 018 Ltd, an Israeli company("Xfone 018")- in which Xfone holds a 69% ownership share.

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd. (which changed its name to Xfone 018 Ltd. in March 2005). On July 4, 2004, the Ministry of Communications of the State of Israel granted Xfone 018 a license to provide international telecom services in Israel. We started providing services in Israel through Xfone 018 as of mid-December 2004. Headquartered in Petach Tikva, Israel, Xfone 018 Ltd. is a telecommunications service provider that owns and operates its own facilities-based telecommunications switching system.

Xfone entered into an agreement to acquire WS Telecom Inc. a Mississippi corporation, that provides telecommunication services in the southeastern United States.Xfone U.S.A managed WS Telecom Inc. under a management agreement until March 10, 2005 (See note 8 and note 9 ).

The financial statements consolidate the operations of Xfone, Swiftnet , Xfone 018 and Xfone U.S.A - (collectively the "Company").

	B.	The financial statements of the company have been prepared in Sterling ("£") since this is the currency of the prime economic environment, the U.K., in which the majority of the operations of the Company are conducted.

	C.	The financial statements have been translated into U.S. dollars using the rate of exchange of the U.S. dollar at
September 30, 2005. The translation was made solely for the convenience of the readers. It should be noted that the £
figures do not necessarily represent the current cost amounts of the various elements presented and that the translated
U.S. dollars figures should not be construed as a representation that the £ currency amounts actually represented, or could be converted into, U.S. dollars. The representative rate of exchange of the £ at September 30, 2005 was £1 =
1.7585 U.S.$.

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

At September 30, 2005 the accounts receivable are presented net of an allowance for doubtful accounts of £414,860

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

The management periodically evaluate the recoverability of the carrying amount of long-lived assets (including property, plant and equipment, and intangible assets with determinable lives) whenever event or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The management evaluate events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and, economic projections and anticipated cash flows. An impairment, if any, is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings.
The management also continually evaluate the estimated useful lives of all long-lived assets and periodically revise
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
Pro forma information (See note 5) regarding the Company's net income (loss) and net earnings (loss) per share is required by SFAS No 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123

	L.	Foreign currency translation

Assets and liabilities of subsidiaries operating outside United kingdom with a functional currency other then Pound are translated into Pounds, the reporting currency, using year end exchange rates. Sales ,costs and expenses are translated at the average exchange rate effective during the period.
Foreign currency translation gains and losses are included in the shareholders' equity section.

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
The company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

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

In March 2004, the Emerging Issues Task Force reached a consensus on the application of EITF Issue 03-1, " The Meaning of Other-Than-
Temporary Impairment and Its Application to Certain Investments," in determining when an investment is impaired, whether the impairment is other than temporary and the measurement of the impairment loss. The Company does not believe that the application of EITF Issue 03-1 will have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FIN 46 , which provides guidance on consolidation of variable interest entities. In december
2003 , the FASB referred the effective date of FIN 46 for certain variable interest entities( Non special purpose entities)
until the first quarter of 2004. Our adoption of the provisions of FIN 46 and FIN 46R did not have effect on our consolidated financial statements.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 3 - Other Assets, net

	As of September 30,	Convenience translation into
	2005	US$
	Unaudited	Unaudited
Goodwill in connection with
the purchase of WS Telecom	£2,174,008	$3,822,993
Other tangible assets	231,104	$406,396
Deferred Notes expenses	118,846	$208,991
	£2,523,958	$4,438,380

The Company recongnizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than its carrying value, based on the guidelines of SFAS 142 (See also note 2M.)

Note 3 - Loan to the Sharholder

The Company has a non-interest bearing loan totaling £247,931 due from its Chairman of the Board. These loans are to be repaid on the following schedule:

2,005	£123,965
2,006	123,966
£247,937

Note 4 - Long-Term Debt and Capital Lease Obligations

The Company leases certain switching equipment in the United Kingdom, the United States and Israel under capital leases expiring in various years through 2007. The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated productive lives. The effective interest rates on these capital leases vary up to 9.6%.

Minimum future lease payments under capital leases as of September 30, 2005 through maturity of the capital leases are:

Year 1	£138,723
Year 2	£66,793

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 4 - Long-Term Debt and Capital Lease Obligations- continue

The company has notes payable bearing interest varying from 4% to 7.16% annualy.

Five years maturity of long term debts is as follows:

Year 1	£415,336
Year 2	£175,960
Year 3	£105,328
Year 4	£250,137
Year 5	£14,575

The minority shareholders loan to Xfone 018 is presented net of minority interest £ 59,584 which reflects the minority part of the loss for the period.

Our Israeli based subsidiary, Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel to finance its start-up activities. The credit facility includes a revolving credit line of 1,000,000 New Israeli Shekels ("NIS") and a short-
term credit line of 850,000 NIS. In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; (b) a fixed charge on its telecommunication equipment (including switches); (c) subordination of a Term Note of $800,000 (in favor of the
Company); (d) assignment of rights by way of pledge on the Partner Communications Company Ltd. contract and the Credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson, which includes a stock pledge. The Company agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral; (f) The Company and
Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 5 — Capital Structure, Stock Options

During 2005, the Company granted 14,550 shares to employees, agents and subcontructors from it's compensation fund stock pool. The shares value as of the granting day was £18,171
In addition the Company granted 8,419 warrants for consulting services, valued £4,504 according to
Black-Scholes option pricing model. Each Warrant is valid for 5 years and exercisable into one share of restricted common stock at an exercise price of $5.50 per share.

In connection with the acquisition of W S Telecom, the Company issued 663,650 restricted shares of its common stock representing a market value of £ 1,170,400, and 561,216 warrants with a value
£ 691,600 (see also Note 9). Each Warrant is valid for 5 years and exercisable into one share with a strike price that is 10% above the closing price of the Company's common stoch at the date of the acquisition.

In connection with our September 28, 2005 financing transaction with Laurus Master Fund, Ltd. the Company issued 157,500 warrants with a value of £ 60,612 (see also Note 10). Each warrant is valid for 5 years and exercisable into one share of common stock at $3.80 per share.

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
The Plan provides for the grant of options in an aggregate of 5,500,000. The Plan is administered by the board to determine the persons to whom options are granted, the number of options that are granted, the number of shares to be covered by each option, when the options may be exercised and whether the options are an incentive or non-statutory options.

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

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 5 — Capital Structure, Stock Options -(Cont.)

Weighted average fair value of options granted during the quarter was £ 0.61

Proforma reporting based on the fair value method:

	Three months	nine months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	Unaudited	Unaudited

Net (loss) income as reported	(£118,803)	(£15,469)
compensation expense determined under
fair value method	(£74,028)	(£213,229)

Pro forma net (loss) income	(£192,831)	(£228,698)

Pro forma basic net (loss) income per share	(£0.028)	(£0.034)

Pro forma diluted net (loss) income per share	(£0.028)	(£0.034)

Note 6 — Economic Dependency And Credit Risk

Approximately 23% of total revenues in the three month period ended September 30,
2005 and 25% for the nine months period ended September 30, 2005 , and 36% of total accounts receivable as of September 30, 2005 are derived from a related entity.
In addition, 36% of total accounts receivable as of September 30, 2005 are derived from a related entity.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 7 — Segments information
The percentage of the Company's revenues is derived from the following segments:

	For the 3 months	For the 3 months	For the 9 months	For the 9 months
	Period Ended	Period Ended	Period Ended	Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	Unaudited	Unaudited	Unaudited	Unaudited
Telephone minute billing plus data and messaging
services,including facsimile, nodal, and e-mail
related services	71%	40%	69%	43%
Mobile phone services	2%	4%	3%	5%
Calling cards	27%	56%	28%	52%
	100%	100%	100%	100%

The Company has four major types of customers:
o Residential - including customers who must dial a special code to access our switch or acquire a box that dials automatically.
o Commercial - Smaller business are treated the same as residential customers. Larger businesses’ PBX (Telephony system) units are programmed to dial the special code automatically or connect directly through a T1 (24 telephone channels / lines).
o Governmental agencies - Including the United Nations World Economic Forum, the Argentine Embassy, the Spanish Embassy and
the Israeli embassy.
o Resellers - We provide them with our telephone and messaging services for a wholesale price. For WorldNet our largest reseller, we also provide the billing system.

	For the 3 months	For the 3 months	For the 9 months	For the 9 months	For the 3 months	For the 9 months
	Period Ended	Period Ended	Period Ended	Period Ended	Period Ended	Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2005
	Unaudited	Unaudited	Unaudited	Unaudited	Convenience translation into US$
Revenues:
Telephone & Messaging	£2,424,609	£1,085,187	£6,808,991	£3,132,265	$4,263,676	$11,973,612
Mobile	57,654	114,434	312,653	378,759	101,384	549,799
Calling cards	936,920	1,505,313	2,790,871	3,733,620	1,647,573	4,907,747
	3,419,183	£2,704,934	£9,912,515	£7,244,644	$6,012,634	$17,431,158
Direct Operating Profit:
Telephone & Messaging	1,012,210	£251,171	£3,009,203	£1,740,074	$1,779,972	$5,291,685
Mobile	5,603	49,888	50,542	95,698	9,852	88,878
Calling cards	74,627	399,789	190,498	227,751	131,231	334,990
	1,092,440	£700,848	£3,250,243	£2,063,523	1,921,056	5,715,553
Corporate common
operating expenses	1,018,961	£806,288	£3,105,600	£1,934,734	1,791,842	5,461,198

Operating profit (loss)	£73,479	£(105,440)	£144,643	£128,789	$129,214	$254,356

The company maintains operations in the United Kihgdom, The United States and Israel:

	For the 3 months	For the 3 months	For the 9 months	For the period	For the 3 months	For the 9 months
	Period Ended	Period Ended	Period Ended	Period Ended	Period Ended	Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2005
	Unaudited	Unaudited	Unaudited	Unaudited	Convenience translation into US$
Revenues:
United Kingdom	£2,105,968	£2,704,934	£6,304,092	£7,244,644	$3,703,346	$11,085,747
United States	862,631	0	2,625,530	0	1,516,937	4,616,995
Israel	450,584	0	982,893	0	792,351	1,728,417
	£3,419,183	£2,704,934	£9,912,515	£7,244,644	$6,012,634	$17,431,158

Long-lived assets			As of September 30, 2005	As of December 31, 2004		As of September 30, 2005 Convenience translation
United Kingdom			£488,891	£610,741		$859,715
United States			3,121,845	0		5,489,765
Israel			927,126	701,658		1,630,351
			£4,537,862	£1,312,399		$7,979,831

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 8 - Management Agreement with W.S Telecom

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

As of March 10, 2005 included in the consolidated statements of operations is the following :

	For the period	Convenience translation
	Ended	into US$ as of
	March 10, 2005	March 10, 2005
	Unaudited	Unaudited
Revenue	£762,086	$1,432,722
Cost of sales	418,634	787,032
Gross profit	343,452	645,690
Selling,general and administration	300,892	565,677

Net income	£42,560	$80,013

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 9 — Acquisition of W S Telecom

On March 10, 2005, the Company consummated its merger with WS Telecom, Inc., d/b/a/ eXpeTel Communications,
Inc., a Mississippi corporation and its subsidiaries through the company's subsidiary Xfone USA.
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
The Company also issued 561,216 warrants with a value of £ 691,600, the value of which was calculated as of the date the Company and WS Telecom Inc. enter into a management operating Agreement, assuming 90% volatility of the underlying share of common stock of the company in accordance with the Black Scholes option - pricing model.

Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

	As of March 10 2005	Convenience translation into US$ as of March 10, 2005
	Unaudited	Unaudited
Current Assets	£594,082	$1,116,874
Property and equipment	697,462	1,311,229
Intengible assets	70,693	132,903
Goodwill arising in the acquisition	2,054,680	3,862,798

Current Liabilities	1,110,622	2,087,969
Long term debts	160,229	301,231
Other long term obligations	39,858	74,933

Net Assets acquired	£2,106,208	$3,959,671

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 9 — Acquisition of W S Telecom- (cont.)

Out of the £ 70,693 of intangible assets acquired, £ 15,104 has been assigned to deposits, which are not being amortized.The £ 55,589 balance of acquired intangibles is being amortized over 2 to 20 years.

On March 10, 2005, the Company consummated its merger with WS Telecom, Inc., d/b/a/ eXpeTel Communications,
Results of operations for WS Telecom are included in the consolidated financials statements
Following are the pro forma amounts for the 9 months ended September 30, 2005 assuming that the acquisition was made on January 1, 2004:

	For the 9 months Period EndedSeptember 30, 2005	Convenience translation into US$
	Unaudited	Unaudited
Net sales	£9,912,515	$17,431,158

Net loss	£(15,469)	$(27,202)

Loss per share:
Basic	£-0.002	$-0.004

Diluted	£-0.002	$-0.004

	For the 9 months Period Ended September 30, 2004	Convenience translation into US$
	Unaudited	Unaudited
Net sales	£9,607,879	$16,895,454

Net income	£17,033	$29,953

Earnings per share:
Basic	£0.003	$0.005

Diluted	£0.002	$0.004

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 10 — Convertible Notes

On September 27, 2005, a Securities Purchase Agreement was entered for a $2,000,000 financial transaction by and among the Company, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf
Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment, which takes the form of a convertible note secured by the Company’s United States assets, has a 3 -year term and bears interest at a rate equal to prime plus 1.5% per annum. The Note is convertible, under certain conditions, into shares of the Company’s common stock at an initial price equal to $3.48 per share.
The closing of the financing was on September 28, 2005. Net proceeds from the financing are mainly to be used for procurement of capital equipment and general working capital purposes for the Company and Xfone USA, Inc., eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc.

Note 11 — Subsequent Events

a. Equity Financing:

On September 28, 2005, a Securities Purchase Agreement was entered for a $2,212,500 financial transaction by and among the Company, Crestview Capital Master, LLC,
Burlingame Equity Investors and Mercantile Discount - Provident Funds. Upon the closing of the financial transaction on October 31, 2005, the Company issued to the investors an aggregate of 885,000 shares of common stock at a purchase price of $2.50 per share together with, 221,250 warrants at $3.00 per share and 221,250 warrants at $3.25 per share. Upon the closing of the financial transaction on October 31, 2005, we issued to the investors an aggregate amount of 885,000 shares of common stock.
The net proceeds of the financing are expected to be used for general working capital and/or investment in equipment and/or for acquisitions and/or business development.

b. Agreement and Plan of Merger to acquire I-55 Internet Services, Inc:

On August 18, 2005, the Company entered into an Agreement and Plan of Merger to acquire
I-55 Internet Services, Inc., a Louisiana corporation (the “Merger Agreement”). On
September 13, 2005, the Company filed a Form 8-K discussing the impact of Hurricane
Katrina on the transaction contemplated by the Merger Agreement. On October 10, 2005, the Company entered into a First Amendment to the Merger Agreement, by and among I-55
Internet Services, the Company, Xfone USA, Inc., the Company’s wholly-owned United
States subsidiary and Hunter McAllister and Brian Acosta, key employees of I-55 Internet
Services, in order to induce the Company and Xfone USA not to terminate the Merger

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 11 — Subsequent Events (cont.)

Agreement due to a material adverse effect that Hurricane Katrina has had on the assets and business of I-55 Internet Services. As part of the amendment and since the merger of I-55
Internet Services with and into Xfone USA has not been consummated yet, in the interim, the parties agreed and entered into on October 11, 2005 a Management Agreement (the
"Management Agreement") that provides that I-55 Internet Services hires and appoints
Xfone USA as a manager to be responsible for the operation and management of all of I-55
Internet Services business operations, including among other things personnel, accounting, contracts, policies and budget. In consideration of the management services to be provided under the Management Agreement, I-55 Internet Services assigns and transfers to Xfone
USA, Inc. all revenues generated and expenses incurred in the ordinary course of business during the term of the Management Agreement. The term of the Management Agreement commenced on October 11, 2005 and shall continue until the consummation of the
Merger, provided that the Management Agreement may be terminated by either party at any time after March 1, 2006 upon 30 days prior notice. The completion of the merger is subject to the satisfaction of certain conditions, including shareholders approval.

c. Agreement and Plan of Merger to acquire I-55 Telecommunications, L.L.C.

On August 26, 2005, the Company entered into an Agreement and Plan of Merger (the
“Merger Agreement”) to acquire I-55 Telecommunications, LLC, , a Louisiana corporation
(“I-55 Telecommunications”). On September 13, 2005, the Company filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the Merger
Agreement. To date, the merger of I-55 Telecommunications with and into Xfone USA has not been consummated yet. In the interim, and demonstrative of the Company’s intention to continue on with the transaction contemplated by the Merger Agreement, the Company and
I-55 Telecommunications executed on October 12, 2005 a Management Agreement (the
“Management Agreement”), providing that I-55 Telecommunications hires and appoints
Xfone USA as manager to be responsible for the operation and management of all of I-55
Telecommunication’s business operations. In consideration of the management services to be provided under the Management Agreement, I-55 Telecommunications assigns and transfers to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the Management Agreement. The term of the Management
Agreement commenced on October 12, 2005 and shall continue until the consummation of the Merger, provided that the Management Agreement may be terminated by either party at any time after March 1, 2006 upon 30 days prior notice. The completion of the merger is subject to the satisfaction of certain conditions, including shareholders approval and regulatory approvals.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

Note 11 — Subsequent Events (cont.)

d. Contingencies

The Company’s wholly-owned UK based subsidiary, Swiftnet Limited was served with a claim on October 14, 2005 that was filed by MCI Worldcom Limited (“MCI”) in an English court for the sum of English Sterling Pounds of 1,732,756.74, including interest (although interest will continue to accrue on a daily basis), for telecommunication services MCI claims it provided to Swiftnet. Swiftnet has been in dispute with MCI regarding amounts due to
MCI for telecommunications services provided by MCI to Swiftnet and has been conducting discussions and negotiations with MCI concerning this matter for the last few months.
Swiftnet alleges that the disputed charges were improperly billed by MCI to its account for a long time and therefore MCI should credit Swiftnet for a certain amount of the claim.
Swiftnet intends to vigorously defend the suit and believes that it has a meritous defense in relation to a significant portion of the amount claimed.
The Company's financial statements have for some time carried the full amount due to MCI based on the invoices issued by MCI, as well as an appropriate provision for the credit the company is claiming.

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

•
RESULTS OF OPERATIONS. This section provides an analysis of our results of operations for the nine months ended September 30, 2005, compared to the results of the nine months ended September 30, 2004, and an analysis of the balance sheet for the nine months ended September 30, 2005, compared to the results of the year end December 31, 2004. A brief description is provided of transactions and events, including related party transactions that impact the comparability of the results being analyzed.

•
LIQUIDITY AND CAPITAL RESOURCES. This section provides an analysis of our financial condition and cash flows as of and for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.

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

OVERVIEW

The Company was incorporated in Nevada, U.S.A. in September 2000. We are a holding company providing international voice and data communications services with operations in the United Kingdom, the United States and Israel that offer a wide range of services, which include: local, long distance and international telephone services, prepaid and postpaid calling cards; cellular services; VOIP services; reselling opportunities; and email and fax broadcasting services. The Company serves customers across Europe, Australia, North America, South America, Asia and Africa.

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

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd. (which changed its name to Xfone 018 Ltd. in March 2005). On July 4, 2004, the Ministry of Communications of the State of Israel granted Xfone 018 a license to provide international telecom services in Israel. We started providing services in Israel through Xfone 018 as of mid-December 2004. Headquartered in Petach Tikva, Israel, Xfone 018 Ltd. is a telecommunications service provider that owns and operates its own facilities-based telecommunications switching system. Xfone 018 provides residential and business customers with high quality international carrier services,

On May 28, 2004, we entered into an agreement to acquire WS Telecom Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., through the merger of WS Telecom into our wholly owned subsidiary Xfone USA, Inc. On July 1, 2004, Xfone USA entered into a management agreement with WS Telecom which provided that Xfone USA provide management services to WS Telecom pending the consummation of the merger. The management agreement provided that all revenues generated from WS Telecom business operations will be assigned and transferred to Xfone USA. The term of the Agreement commenced on July 1, 2004, and continued until the consummation of the merger on March 10, 2005. Headquartered in Jackson, Mississippi, Xfone USA, Inc. is a telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system. Xfone USA provides residential and business customers with high quality local and long distance services, as well as cable television and high speed Internet services to planned and multi-dwelling apartment communities in Mississippi, Alabama, Louisiana, Florida and Georgia. Xfone USA’s integrated multi-media services, combining digital voice, data and video over third-generation broadband infrastructure, are available to customers on a single itemized bill.

On August 18, 2005, we entered into an Agreement and Plan of Merger to acquire I-55 Internet Services, Inc., a Louisiana corporation (the “Merger Agreement”). On September 13, 2005, we filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the Merger Agreement. On October 10, 2005, the Company entered into a First Amendment to the Merger Agreement, by and among I-55 Internet Services, the Company, Xfone USA, Inc., the Company’s wholly-owned United States subsidiary and Hunter McAllister and Brian Acosta, key employees of I-55 Internet Services, in order to induce the Company and Xfone USA not to terminate the Merger Agreement due to a material adverse effect that Hurricane Katrina has had on the assets and business of I-55 Internet Services. As part of the amendment and since the merger of I-55 Internet Services with and into Xfone USA has not been consummated yet, in the interim, the parties agreed and entered into on October 11, 2005 a Management Agreement (the "Management Agreement") that provides that I-55 Internet Services hires and appoints Xfone USA as a manager to be responsible for the operation and management of all of I-55 Internet Services business operations, including among other things personnel, accounting, contracts, policies and budget. In consideration of the management services to be provided under the Management Agreement, I-55 Internet Services assigns and transfers to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the Management Agreement. The term of the Management Agreement commenced on October 11, 2005 and shall continue until the consummation of the Merger, provided that the Management Agreement may be terminated by either party at any time after March 1, 2006 upon 30 days prior notice. The completion of the merger is subject to the satisfaction of certain conditions, including shareholders approval.

On August 26, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire I-55 Telecommunications, LLC, , a Louisiana corporation (“I-55 Telecommunications”). On September 13, 2005, we filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the Merger Agreement. To date, the merger of I-55 Telecommunications with and into Xfone USA has not been consummated yet. In the interim, and demonstrative of the Company’s intention to continue on with the transaction contemplated by the Merger Agreement, the Company and I-55 Telecommunications executed on October 12, 2005 a Management Agreement (the “Management Agreement”), providing that I-55 Telecommunications hires and appoints Xfone USA as manager to be responsible for the operation and management of all of I-55 Telecommunication’s business operations. In consideration of the management services to be provided under the Management Agreement, I-55 Telecommunications assigns and transfers to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the Management Agreement. The term of the Management Agreement commenced on October 12, 2005 and shall continue until the consummation of the Merger, provided that the Management Agreement may be terminated by either party at any time after March 1, 2006 upon 30 days prior notice. The completion of the merger is subject to the satisfaction of certain conditions, including shareholders approval and regulatory approvals.

RESULTS OF OPERATIONS

As of September 30, 2005, approximately 65% of our revenues were derived from our operation in the United Kingdom. Our integrated revenue approach led to revenue from each source as described below and is partially driven by the activities of other revenue sources. Our revenues are dependent upon the following factors:

•	Price competition in telephone rates;

•	Demand for our services;

•	Individual economic conditions in our markets;

•	Our ability to market our services.

We have four major types of customers:

•	Residential - including customers who must dial a special code to access our switch or acquire a box that dials automatically.

•
Commercial - Smaller business are treated the same as residential customers. Larger businesses’ PBX (Telephony system) units are programmed to dial the special code automatically or connect directly through a T1 (24 telephone channels / lines).

•	Governmental agencies - Including the United Nations World Economic Forum, the Argentine Embassy, the Spanish Embassy and the Israeli Embassy.

•	Resellers - We provide them with our telephone and messaging services for a wholesale price. For WorldNet, our largest reseller, we also provide the billing system.

During the nine months and quarter ended September 30, 2005, our revenues were derived from the following:

	For the 3 months	For the 3 months	For the 9 months	For the 9 months
	Period Ended	Period Ended	Period Ended	Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	Unaudited	Unaudited	Unaudited	Unaudited
Telephone minute billing plus data and messaging
services, including facsimile, nodal, and e-mail
related services	71%	40%	69%	43%
Mobile phone services	2%	4%	3%	5%
Calling cards	27%	56%	28%	52%
	100%	100%	100%	100%

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

In our major subsidiary, Swiftnet Limited, based in the United Kingdom we shall continue to provide the same kind of services with some new billing alternatives to try and to attract more customers, to strengthen the connection with our registered customers and to enable easy usage of our services to non registered users.

Our US subsidiary, Xfone USA, Inc. and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., plan to continue to provide the same kind of services being currently provided. We shall look for further acquisitions of local businesses and integrate the traffic through our switch and infrastructure.

In our Israeli subsidiary, Xfone 018 Ltd., we plan to focus our marketing efforts towards specific segments of the population such as providing new immigrants with attractive prices to their original homeland, approaching the business market through independent agents and with original equipment manufacturers to keep part of marketing efforts as variable costs.

Financial Information - Percentage of Revenues:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues	100%	100%	100%	100%
Cost of revenues	-68%	-74%	-67%	-72%

Gross profit	32%	26%	33%	28%
Operating expenses:
Research and development	0%	0%	0%	0%
Marketing and selling	-10%	-16%	-10%	-15%
General and administrative	-20%	-13%	-21%	-11%

Total operating expenses	-30%	-29%	-31%	-26%

Operating profit (loss)	2%	-3%	2%	2%
One time extraordinary loss	-5%		-2%
Financing expenses - net	-1%	-1%	-1%	0%
Equity in income of affiliated company	0%	2%	0%	0%
Income before minority interest and taxes	-4%	-4%	-1%	2%
Minority Interest	0%	0%	1%	0%
Income (loss) Before taxes	-4%	-4%	0%	2%
Taxes on income	1%	1%	-0%	-1%
Net income (loss)	-3%	-3%	0%	1%

Comparison of the nine months ended September 30, 2005 and September 30, 2004

Revenues. Revenues for the nine months ended September 30, 2005, increased 37% to £9,912,515 from £7,244,644 for the nine months ended September 30, 2004. The increase in revenues is primarily attributable to the increase in our telephone and messaging services generated by our United States and Israeli subsidiaries. Revenues were geographically generated as follows: the United Kingdom subsidiary contributed £6,304,092; the United States subsidiary contributed £2,625,530; and the Israeli subsidiary contributed £982,893. The increase in revenues from telephone and messaging services was partially offset by a decrease in revenues from mobile services and calling cards.

The breakdown of our revenues for the nine months ended September 30, 2005, is reflected in the table below:

Amounts in UK Sterling Pounds (“UKP” or “£”)

	For the 3 months Period Ended September 30, 2005	For the 3 months Period Ended September 30, 2004	For the 9 months Period Ended September 30, 2005	For the 9 months Period Ended September 30, 2004
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:
Telephone & Messaging	£2,424,609	£1,085,187	£6,808,991	£3,132,265
Mobile	57,654	114,434	312,653	378,759
Calling cards	936,920	1,505,313	2,790,871	3,733,620
	£3,419,183	£2,704,934	£9,912,515	£7,244,644

The following table reflects a breakdown of our Revenues according to cost of revenues characteristics and major resellers:
	Three months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	Unaudited	Unaudited	Unaudited	Unaudited
Regular telephony voice service
and others:	£2,528,318	£1,098,873	£6,873,394	£3,387,111
Story Telecom	777,469	1,371,427	2,622,294	3,351,620
WorldNet	113,396	234,634	416,827	505,913
	£3,419,183	£2,704,934	£9,912,515	£7,244,644

Story Telecom, our affiliated entity, contributed 26% of our revenues for the nine months ended September 30, 2005, as compared with 46% for the same period of the year 2004. The 103% growth in the regular telephony services is mainly attributable to £2,625,530 revenues that were generated by our US subsidiary and £982,893 revenues that were generated by our Israeli subsidiary.

For the nine months ended September 30, 2005, approximately 15% of our revenues were generated by our affiliated entity, Auracall Limited, as compared with approximately 9% for the same period of the year 2004.

We believe that during the fourth quarter of 2005 and year 2006 our subsidiaries in the United States and Israel will generate a greater part of our revenues and will have a major contribution to our expected growth.

In the United Kingdom, we anticipate that the same type of services and customers will continue to generate most of our revenues during the fourth quarter of 2005 and year 2006. We will offer some new services and billing alternatives to strengthen the connection with our registered customers and to enable easy usage of our services to non registered users.

Our largest non affiliated reseller is WorldNet Global Communications Ltd. that generated approximately 4.2 % of our revenues during the first nine months of the year 2005. WorldNet can terminate the agreement with us upon 7 days notice, which would adversely affect our revenues. However, we anticipate that during the fourth quarter of 2005 and year 2006 Worldnet will continue to contribute approximately the same amount of UKP to our revenues.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues increased 29% to £6,662,272, for the nine months ended September 30, 2005, from £5,181,121 for the nine months ended September 30, 2004, representing 67% and 72% of the total revenues for the nine months ended September 30, 2005, and September 30, 2004, respectively. This decrease in the percentage of revenues is due to a decrease in revenues derived from our affiliated entity, Story Telecom, primarily related to calling cards services which have generate a higher cost of revenues.

Cost of revenues breakdown:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	Unaudited	Unaudited	Unaudited	Unaudited
Regular telephony voice service
and others:	£ 1,499,458	£ 529,058	£ 3,851,634	£ 1,628,452
Story Telecom	733,461	1,293,799	2,473,862	3,161,906
WorldNet	93,824	181,229	336,776	390,763
Total Cost of Revenues	£ 2,326,743	£ 2,004,086	£ 6,662,272	£ 5,181,121

Cost of revenues as percentage of related revenues:
	Three months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	Unaudited	Unaudited	Unaudited	Unaudited
Regular telephony voice service
and others:	59.3%	48.1%	56.0%	48.1%
Story Telecom	94.3%	94.3%	94.3%	94.3%
WorldNet	82.7%	77.2%	80.8%	77.2%

Cost of Revenues attributable to our affiliated entity, Auracall, were approximately 13.7% of the total cost of revenues for the nine months ended September 30, 2005, as compared with approximately 5.5% for the nine months ended September 30, 2004.

Cost of revenues attributable to our affiliated entity, Story Telecom, accounted for 37% of our total cost of revenues for the nine months ended September 30, 2005, as compared with 61% for the nine months ended September 30, 2004. This decrease is mainly attributable to growth in revenues that were generated by our subsidiaries in the US and Israel, and a decrease in revenue generated by Story Telecom.

Should revenues that derive from the Story Telecom calling cards services grow faster than our other business segments, our cost of revenues as a percentage of revenues will increase. If market conditions, such as lower prices proposed by competitors in the market, force us to lower the prices that we charge our customers, our cost of revenues as a percentage of revenues will increase.

Research and Development . Research and development expenses were £15,625 and £33,890 for the nine months ended September 30, 2005, and the nine months ended September 30, 2004, respectively. These expenses consist of labor costs of our research and development team and other related costs. Main developments relate to the maintenance of our web sites and their interconnections, the upgrade of software for our telephone platforms, billing systems, messaging services and the resellers support package.

Marketing and Selling Expenses . Marketing and selling expenses decreased to £991,802 from £1,114,656 for the nine months ended September 30, 2005, and the nine months ended September 30, 2004, respectively. Marketing and selling expenses as a percentage of revenues were 10.0 % and 15.4% for the nine months ended September 30, 2005, and the nine months ended September 30, 2004, respectively. This decrease in the percentage of revenues is due to relatively lower marketing expenses incurred by our subsidiary in the United States. Marketing expenses consist of salaries of related personnel and commissions related activities, including commissions for agents that promote our services. The marketing and selling expenses for the nine months period ended September 30, 2005, include £370,888 that were incurred by our Israeli subsidiary that started operation in mid-December 2004. For the nine months ended September 30, 2005, we paid commissions to our affiliated company Auracall in the amount of £116,005. For the nine months ended September 30, 2004, commissions paid to Auracall amounted to £300,784.

General and Administrative Expenses. General and administrative expenses increased to £2,098,173 for the nine months ended September 30, 2005, from £786,188 for the nine months ended September 30, 2004. As a percentage of revenues, general and administrative increased to 21% for the nine months ended September 30, 2005, compared to 11% for the nine months ended September 30, 2004. The increase in our general and administrative expenses is mainly attributable to: (a) expenses in the amount of £160,221 incurred by our Israeli subsidiary in the process of initiating its operations, and (b) expenses incurred by the US subsidiary in the amount of £1,215,446. Our bad debt expenses increased from £9,274 for the nine months ended September 30, 2004, to £231,822, for the nine months ended September 30, 2005, attributable to our operation in the US.

Financing Expenses. Financing expenses, net, increased to £68,203 for the nine months ended September 30, 2005, compared to financing income of £26,368 for the nine months ended September 30, 2004.

Equity in Income of Affiliated Company. Equity income from Auracall amounted to £43,843 reflecting our 47.5% portion in our affiliated company Auracall.

Loss from Hurricane Katrina. The Company incurred a one-time loss of £181,055 resulting from damages caused by the Hurricane Katrina to the Company's equipment and operations.

Income before Taxes. Loss before taxes for the nine months ended September 30, 2005, amounted to £16,265 - 0.2% of the revenues - as compared with £150,880 - 2% of the revenues - for the nine months ended September 30, 2004. The decrease in income before taxes is attributable primarily to the loss of £169,586 incurred by our new Israeli subsidiary, causing an increase in general and administrative expenses and due to the one time loss of £181,055 resulting from damages caused by Hurricane Katrina.

Taxes on Income. Taxes on income for the nine months ended September 30, 2005, amounted to £31,734 or 195% of the income before taxes as compared with £49,831 or 33% for the same period of the year 2004. The increase in the percentage of taxes on such income before taxes is attributable primarily to the income that derived from our United Kingdom activities and due to unrecognized expenses for our US subsidiary.

Net Income (Loss). Net loss for the nine months ended September 30, 2005, was £15,469 as compared to a net income of £101,049 for the same period of the year 2004.

Earning Per Share. The loss per share of common stock for the nine months ended September 30, 2005, was £0.002 for basic and diluted 6,720,971 weighted average shares. Earning per share for the nine months ended September 30, 2004, was £0.02 for the basic weighted average number of shares and £0.01 for diluted number of shares including the options to buy 2,623,474 shares.

Comparison of the balance sheet as of September 30, 2005 and December 31, 2004

Current Assets . Current assets amounted to £5,795,277 as of September 30, 2005, as compared with £3,886,034 as of December 31, 2004. This increase in our current assets is mainly attributable to the growth of £526,673 in the account receivables due to the consolidation of our US subsidiary. Our cash positions for September 30, 2005 were £1,598,897 compared with £797,097 as of December 31, 2004. This increase in our current assets is mainly attributable to the sale of a convertible secured term note in the aggregate amount of $2,000,000. As of September 30, 2005, approximately 36% of our account receivables relate to our affiliated company, Story Telecom, as compared with 48% for December 31, 2004. This decrease is a result of a decrease in the revenues generated by Story Telecom to 23% of total revenues for three months ended September 30, 2005, from 42% of total revenues for year ended December 31, 2004.

Loan to Shareholder . Loan to the shareholder, Mr. Abraham Keinan, our Chairman of the Board of Directors, amounted to £247,931 as of September 30, 2005, and the same amount as of December 31, 2004. Out of the total amount, £123,695 is classified as current assets as Mr. Keinan agreed with the Company to repay this amount during fiscal year 2005 and the remaining £123,966 during fiscal year 2006.

Fixed Assets. Fixed assets after accumulated depreciation increased to £2,013,904 as of September 30, 2005, as compared with £1,255,293 as of December 31, 2004. Growth in fixed assets reflects mainly the consolidation of our US subsidiary in our September 30, 2005, balance sheet, as well as investment in fixed assets of our Israeli subsidiary in the process of initiating its operations.

Current Liabilities. As of September 30, 2005, current liabilities increased to £4,516,691 as compared with £2,479,429 as of December 31, 2004. The increase in our current liabilities results mainly from an increase of £675,996 in our other liabilities and accrued expenses mainly relates to accruals of our new United States subsidiary; and an increase of £343,295 in current note payables, mainly incurred by our Israeli subsidiary in the process of initiating its operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of September 30, 2005, amounted to £1,598,897 as compared with £797,097 as of December 31, 2004, an increase of £801,800. Net cash provided by operating activities for the nine months ended September 30, 2005, was £488,466. Investing activities in our new subsidiary Xfone 018 Ltd. and purchase of other assets and equipment used was £538,705. Our financing activities provided a net amount of £852,040, mainly attributable to the sale of $2,000,000 secured convertible term note.

Our capital investments are primarily for the purchase of equipment and software for services that we provide or intend to provide.

Capital lease obligations: We are the lessee of switching and telecom equipment under capital leases expiring in various years through the year 2007; during the third quarter of the year 2005 we repaid £39,939 of our capital lease obligations.

The minimum future lease payments are:

Year 1	£138,723
Year 2	£66,793

In the rest of fiscal year 2005 we may procure and or develop additional equipment and software to enhance our capacity in the United Kingdom, United States and Israel for the amount of approximately £100,000. In case that we manage to establish or acquire an operation in a new country, we anticipate that an investment of approximately £600,000 in equipment, infrastructure and software would be required to become operational in each new country.

We shall continue to finance our operations and fund the current commitments for capital expenditures mainly from the cash provided from operating activities and private placements.

During January and February 2004 we completed a private placement in which we raised gross proceeds that amounted to $2,907,711. Net new cash proceeds of the financing, approximately $2.3 million, were used for general working capital and investment in equipment and for providing working capital to our United States and Israeli subsidiaries.

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

Our Israeli based subsidiary, Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel to finance its start-up activities. The credit facility includes a revolving credit line of 1,000,000 New Israeli Shekels ("NIS") and a short-term credit line of 850,000 NIS. In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; (b) a fixed charge on its telecommunication equipment (including switches); (c) subordination of a Term Note of $800,000 (in favor of the Company); (d) assignment of rights by way of pledge on the Partner Communications Company Ltd. contract and the Credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson, which includes a stock pledge. The Company agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral; (f) The Company and Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank.

According to agreements signed between the Company and its 26% minority interest partner in Xfone 018 Ltd. (the "Minority Partner"), the Minority Partner provided in the fourth quarter of year 2004, a shareholder loan of approximately £200,000 to Xfone 018. This loan is for four years with annual interest of 4% and linkage to the Israeli consumer price index. Pursuant to these agreements, we were required, upon a need and request by the Board of Directors of Xfone 018, to make a shareholder loan to Xfone 018. So far we have passed in cash, $200,000 during the month of March 2005 and $50,000 during the month of May 2005, a total of $250,000, to be considered as a shareholder loan provided by us to Xfone 018, for four years with annual interest of 4% and linkage to the Israeli consumer price index

As of September 30, 2005, our Israeli subsidiary activities were financed by the shareholders loans and by using £479,157 credit facility from Bank Hapoalim.

On September 27, 2005, a Securities Purchase Agreement was entered for a $2,000,000 financial transaction by and among the Company, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment, which takes the form of a convertible note secured by the Company’s United States assets, has a 3 -year term and bears interest at a rate equal to prime plus 1.5% per annum. The Note is convertible, under certain conditions, into shares of the Company’s common stock at an initial conversion price equal to $3.48 per share. The closing of the financing was on September 28, 2005. Net proceeds from the financing are mainly to be used for procurement of capital equipment and general working capital purposes for the Company and Xfone USA, eXpeTel Communications and Gulf Coast Utilities.

On September 28, 2005, a Securities Purchase Agreement was entered for a $2,212,500 financial transaction by and among the Company, Crestview Capital Master, LLC, Burlingame Equity Investors and Mercantile Discount - Provident Funds. Upon the closing of the financial transaction on October 31, 2005, the Company issued to the investors an aggregate of 885,000 shares of common stock at a purchase price of $2.50 per share together with, 221,250 warrants at $3.00 per share and 221,250 warrants at $3.25 per share. The net proceeds of the financing are expected to be used for general working capital and/or investment in equipment and/or for acquisitions and/or business development

We believe that our future cash flow from operations together with our current cash will be sufficient to finance our operation activities through the years 2005 and 2006.

We will consider raising additional capital through a public or private placement to fund possible acquisitions and business development activities and for working capital.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

As of September 30, 2005, our main functional currency remains the UKP ("British Sterling Pounds") as approximately 65% of our revenues derived from our United Kingdom based subsidiary Swiftnet. Following the acquisition of our United States subsidiary in March 10, 2005, 27% of our business is in US Dollars. In addition we started to do business in Israel with the Israeli currency as of mid December 2004. Approximately 50% of the direct traffic costs in Israel are in UKP and the rest in New Israeli Shekels ("NIS"). We believe that the US and Israeli portions of our revenues will increase during the fourth quarter of 2005 and year 2006.

Most of our revenues and current assets are in UKP, and the long-term loans to a shareholder are all in UKP and US Dollars. The major part of our cash is in UKP and in US Dollars.

Our costs of revenues are mainly in UKP and US Dollars.

Most of our liabilities, operating and financing expenses are in UKP. The remainder of the assets, liabilities, revenues and expenditures are in US Dollars and NIS. We anticipate that during the fourth quarter of 2005 the UKP will still remain the main functional currency although the portion of US Dollars and NIS will be greater.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MG Telecom Ltd.

In August 2002, the Company’s wholly-owned UK based subsidiary, Swiftnet Limited filed a summary procedure lawsuit in the court of Tel - Aviv, Israel against MG Telecom Ltd. and its Chief Executive Officer, Mr. Avner Shur. In this lawsuit, we allege an unpaid debt due to us in the amount of $50,000 from MG Telecom for services rendered by us to MG Telecom. The debt arose from an agreement between us and MG Telecom, a provider of calling card services, in which traffic originating from MG Telecom calling cards was delivered through our system in London, England. Mr. Shur signed a personal guarantee agreement to secure MG Telecom’s obligations under the agreement. On August 16, 2005, the court has rendered a judgment in this matter, rejecting our claims. On October 16, 2005, Swiftnet filed an appeal with the district court of Tel - Aviv. Swiftnet believes that it has a meritous ground supporting its claim.

Ryfcom Ltd.

In July 2001 the Company’s wholly-owned UK based subsidiary, Swiftnet Limited filed a lawsuit in the court of Petach - Tikva, Israel against Ryfcom, Ltd., a former provider of calling card services, and its Chief Executive Officer, Mr. Paltiel Porat. In this lawsuit, we allege an unpaid debt due to us in the amount of $107,528 from Ryfcom for services rendered by us. The debt arose from an agreement between us and Ryfcom, in which traffic originating from Ryfcom calling cards was delivered through our system in London. Mr. Porat signed a personal guarantee agreement to secure the all of Ryfcom’s obligations under our agreement with Ryfcom. Before the judgment, Mr. Paltiel repaid the amount of approximately $15,000. On January 6, 2003, the court of Petach - Tikva, rendered a judgment in favor of us. According to the judgment Mr. Paltiel has to repay the remainder of the money, approximately $92,000, plus the court fee that was paid by us of approximately $1,500, plus expenses in the amount of $9,300. All amounts are linked until fully paid by the Israeli Consumer Price Index. Mr. Paltiel failed to comply with the January 6, 2003 judgment and as a result thereof Swiftnet filed on May 17, 2004 with the court a request to send Mr. Paltiel a warning that his failure to satisfy the January 6, 2003 judgment will result in Mr. Paltiel being declared insolvent. We are still awaiting the decision of the court.

BellSouth Telecommunications, Inc.

On December 1, 2004, we filed before the Public Service Commission (“Commission”) a formal complaint against BellSouth Telecommunications, Inc. (“BellSouth”) for expedited relief, for negotiations, or in the alternative, for final resolution of disputes. This complaint sought credits to our account with BellSouth in the total amount of $386,292.40. We alleged that these charges were improperly billed by BellSouth to our account. BellSouth filed an answer to our complaint denying that the charges were improperly billed. In July 2005 the parties have reached a confidential settlement arrangement regarding the disputed charges.

MCI Worldcom Limited

The Company’s wholly-owned UK based subsidiary, Swiftnet Limited was served with a claim on October 14, 2005 that was filed by MCI Worldcom Limited (“MCI”) in an English court for the sum of English Sterling Pounds of 1,732,756.74, including interest (although interest will continue to accrue on a daily basis), for telecommunication services MCI claims it provided to Swiftnet. Swiftnet has been in dispute with MCI regarding amounts due to MCI for telecommunications services provided by MCI to Swiftnet and has been conducting discussions and negotiations with MCI concerning this matter for the last few months. Swiftnet alleges that the disputed charges were improperly billed by MCI to its account for a long time and therefore MCI should credit Swiftnet for a certain amount of the claim. Swiftnet intends to vigorously defend the suit and believes that it has a meritous defense in relation to a significant portion of the amount claimed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 25, 2005, we issued to Simon Langbart 3,150 shares of common stock as consideration for consultancy services.

In connection with our September 28, 2005 financing transaction with Laurus Master Fund Ltd, we currently have 157,500 warrants outstanding which are exercisable into 157,500 shares of common stock at $3.80 per share and a secured convertible term note for 574,713 shares of common stock.

In connection with our September 28, 2005 private placement, with Crestview Capital Mater, LLC, Burlingame Equity Investors, LP Burlingame Equity Investors (offshore) Ltd, Burlingame Equity Investors II, LP and Mercantile Discount-Provident Funds we currently have 442,500 warrants outstanding which are comprised of two categories of warrants, the first for 221,250 shares of common stock exercisable at $3.00 per share and the second for 221,250 shares of common stock exercisable at $3.25 per share, both exercisable for a period of 5 years. Moreover, upon the closing of the financial transaction on October 31, 2005, we issued to the investors an aggregate amount of 885,000 shares of common stock. We are obligated to register 130% of the securities issued to the investors in connection with this financing transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)        Exhibits and Index of Exhibits.

Exhibit Number	Description
2.	Agreement and plan or reorganization between Xfone, Inc. and Swiftnet Ltd. dated September 20, 2000 (1)
3.1	Articles of Incorporation of Xfone, Inc. (1)
3.2a	Bylaws of Xfone, Inc. (1)
3.2b	Amended Bylaws of Xfone, Inc. (4)
3.3	Articles of Incorporation of Swiftnet, Ltd. (1)
3.4	Bylaws of Swiftnet, Ltd. (1)
3.5	Amended bylaws of Xfone, Inc. (3)
3.6	By-Laws of Xfone USA, Inc. (7)
3.7	Office of the Mississippi Secretary of State, Articles of Merger or Share Exchange Profit Corporation (7)
4.	Specimen Stock Certificate (1)
5.	Opinion of Hamilton, Lehrer & Dargan, P.A.
10.1	Agreement between Swiftnet Ltd. and Guy Nissenson dated May 11, 2000 (1)
10.2	Employment Agreement with Bosmat Houston dated January 1, 2000 (1)
10.3	Loan Agreement with Swiftnet Ltd., Guy Nissenson, and Nissim Levy dated August 5, 2000 (1)
10.4	Promissory Note executed between Xfone and Swiftnet Ltd. dated September 29, 2000 (1)
10.5	Stock Purchase Agreement between Swiftnet, Ltd, Abraham Keinan, and Campbeltown Business, Ltd.
dated June 19, 2000 (1)
10.6	Consulting Agreement between Swiftnet, Ltd. and Campbeltown Business, Ltd. dated May 11, 2000 (1)
10.7	Agreement with Campbeltown Business Ltd. dated July 30, 2001 (1)
10.8	Contract with WorldCom International, Ltd. dated June 20, 1998 (1)
10.9	Contract with VoiceNet Inc. dated April 11, 2000 (1)
10.10	Contract with InTouchUK.com Ltd. dated April 25, 2000 (1)
10.11	Letter of Understanding from Campbeltown Business, Ltd. to Xfone, Inc. dated July 30, 2001 (2)
10.12	Agreement between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet dated April 6, 2000 (2)
10.13	Lease Agreement between Elmtree Investments, Ltd. and Swiftnet, Ltd. dated December 4, 1991 (2)

10.14	Lease Agreement between Postwick Property Holdings Limited and Swiftnet, Ltd. dated October 8, 2001.(2)
10.15	Agreement between Xfone, Inc., Swiftnet, Ltd., and Nir Davison dated September 30, 2002 (5)
10.16	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B
and Registration Rights Agreement of Selling Shareholders Platinum Partners Value
Arbitrage Fund LP, Countrywide Partners LLC and WEC Partners LLC. [3 investors] (6)
10.17	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B
and Registration Rights Agreement of Selling Shareholders Simon Langbart, Robert Langbart,
Arik Ecker, Zwi Ecker, Michael Derman, Errol Derman,Yuval Haim Sobel, Zvi Sobel, Tenram
Investment Ltd., Michael Zinn, Michael Weiss. [11 investors] (6)
10.18	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B
and Registration Rights Agreement of Selling Shareholders Southridge Partners LP and
Southshore Capital Fund Ltd. [2 investors] (6)
10.19	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B
and Registration Rights Agreement of Selling Shareholders Crestview Capital Master LLC. [1 investors] (6)
10.20	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B
and Registration Rights Agreement of Selling Shareholders Adam Breslawsky, Oded Levy,
Michael Epstein, Steven Frank, Joshua Lobel, Joshua Kazan and The Oberon Group LLC. [7 investors] (6)
10.21	Newco (Auracall Limited) Formation Agreement. (6)
10.22	Agreement with ITXC Corporation (6)
10.23	Agreement with Teleglobe International (6)
10.23.1	Amendment to Agreement with Teleglobe International (6)
10.24	Agreement with British Telecommunications (6)
10.25	Agreement with Easyair Limited (OpenAir) (6)
10.26	Agreement with Worldnet (6)
10.27	Agreement with Portfolio PR (6)
10.28	Agreement with Stern and Company (6)

10.29	December 31, 2003 letter to Xfone from A. Keinan (6)
10.30	Agreement between Swiftnet, Ltd. and Dan Kirschner (8)
10.31	Agreement and Plan of Acquisition (7)
10.32	Escrow Agreement (7)
10.33	Release Agreement (7)
10.34	Employment Agreement between WS Telecom, Inc. and Wade Spooner (7)
10.35	Employment Agreement between WS Telecom, Inc. and Ted Parsons (7)
10.36	First Amendment to Agreement and Plan of Merger (WS Telecom, Inc./Xfone, Inc./Xfone USA, Inc.) (11)
10.37	Finders Agreement with The Oberon Group, LLC (11)
10.38	Agreement with The Oberon Group, LLC (11)
10.39	Management Agreement (WS Telecom, Inc. and Xfone USA, Inc.) (8)
10.40	Engagement Letter to Tommy R. Ferguson, Confidentiality Agreement, and Executive Inventions Agreement
dated August 19, 2004 (11)
10.41	Voting Agreement dated September 28, 2004 (11)
10.42	Novation Agreement executed September 27, 2004 (11)
10.43	Novation Agreement executed September 28, 2004 (11)
10.44	Ilan Shoshani Investment Agreement dated August 26, 2004 (12)
10.44.1	Addendum and Clarification to the Ilan Shoshani Investment Agreement dated September 13, 2004 (12)
10.45	Elite Financial Communications Group Agreement (13)
10.46	Dionysos Investments (1999) Ltd. Financial Services and Business Development Consulting Agreement (13)
10.47	Agreement and Plan of Merger to acquire I-55 Internet Services, Inc. dated August 18, 2005 (14)
10.48	Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC dated August 26, 2005 (15)
10.49	Securities Purchase Agreement, dated September 27, 2005, by and between the Registrant and Laurus Master Fund, Ltd. (16)
10.50
Secured Convertible Term Note, dated September 27, 2005, by the Registrant in favor of Laurus Master Fund, Ltd.; Adjustment Provision Waiver Agreement, dated September 27, 2005, by and between the Registrant and Laurus Fund, Ltd. (16)

10.51	Common Stock Purchase Warrant, dated September 27, 2005, by the Registrant in favor of Laurus Master Fund, Ltd. (16)
10.52	Registration Rights Agreement, dated September 27, 2005, by and between the Registrant and Laurus Master Fund, Ltd. (16)
10.53	Master Security Agreement, dated September 27, 2005, by and between the Registrant, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc., and Laurus Master Fund, Ltd. (16)

10.54	Stock Pledge Agreement, dated September 27, 2005, by and between the Registrant, Xfone USA, Inc., and Laurus Master Fund, Ltd. (16)
10.55	Subsidiary Guarantee dated September 27, 2005, by Xfone USA, Inc., eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. in favor of Laurus Master Fund, Ltd. (16)
10.56	Funds Escrow Agreement, dated September 27, 2005, by and between the Registrant, Laurus Master Fund, Ltd. and Loeb & Loeb LLP; Disbursement Letter, dated September 27, 2005 (16)
10.57	Incremental Funding Side Letter, dated September 27, 2005, by and between the Registrant and Laurus Master Fund, Ltd. (16)
10.58	Securities Purchase Agreement, dated September 28, 2005, by and between the Registrant and the Purchasers (16)
10.59	Registration Rights Agreement, dated September 28, 2005, by and between the Registrant and the Purchasers (16)
10.60	Common Stock Purchase Warrant, dated September 28, 2005, by the Registrant in favor of the Purchasers (16)
10.61	Escrow Agreement, dated September 28, 2005, by and between the Registrant, the Purchasers and Feldman Weinstein LLP (16)
10.62	Management Agreement dated October 11, 2005 (17)
10.63	First Amendment to the Agreement and Plan of Merger to acquire I-55 Internet Services, Inc., dated October 10, 2005 (17)
10.64	Letter Agreement with MCG Capital Corporation dated October 10, 2005 (17)
21.1	List of Subsidiaries (Amended) (8)
23	Consent of Chaifetz & Schreiber, P.C. (13)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a 14(a) or 15d -14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a 14(a) or 15d -14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.'s SB-2 registration statement, file # 333-67232.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.'s SB-2/Amendment 1 registration statement, file # 333-67232.
(3)	Denotes previously filed exhibit: filed on November 28, 2001 with Xfone, Inc.'s SB-2/Amendment 2 registration statement, file # 333-67232.
(4)	Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.'s Form 8-K.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.'s SB-2/Post Effective Amendment No. 2 registration statement, file # 333-67232
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone's, Inc.SB-2 Amendment 1 Registration Statement, file # 333-113020.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.'s Form 8-K
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.'s SB-2/Amendment 2 Registration Statement, file # 333-113020.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone's, Inc.SB-2 Amendment 3 Registration Statement, file # 333-113020.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone's, Inc.SB-2 Amendment 4 Registration Statement, file # 333-113020.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.‘s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.‘s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.‘s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.‘s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.‘s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.‘s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.‘s Form 8-K/A #1.

We hereby incorporate the following additional documents by reference:

(a)
our Forms 10-KSB/A for the year ended December 31, 2002 which was filed on June 9, 2004; our Forms 10-KSB/A for the year ended December 31, 2003 which was filed on June 11, 2004; our Forms 10-KSB for the year ended December 31, 2004 which was filed on March 31, 2005.

(b)
our Forms 10-QSB for the periods ended March 31, 2002 which was filed on May 14, 2002, June 30, 2002 which was filed on August 13, 2002 and amended on August 20, 2002, September 30, 2002 which was filed on November 14, 2002, March 31, 2003 which was filed on May 15, 2003, June 30, 2003 which was filed on August 14, 2003, September 30, 2003 which was filed on November 10, 2003 and filed on May 17, 2004, and March 31, 2004 which was amended on June 9, 2004 and August 12, 2004, and June 30, 2004 which was filed on August 17, 2005, and September 30, 2004 which was filed on November 15, 2004, and March 31, 2005 which was filed on May 16, 2005, and June 30, 2005, which was filed on August 11, 2005.

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

On August 22, 2005, we filed a Current Report on Form 8-K announcing the signing on August 18, 2005, of an Agreement and Plan of Merger to acquire I-55 Internet Services, Inc. Under the Merger Agreement the Company will acquire I-55 Internet Services, a Louisiana corporation, through the statutory merger of I-55 Internet Services with and into the Company‘s wholly owned subsidiary Xfone USA, Inc.

On August 31, 2005, we filed a Current Report on Form 8-K announcing the signing on August 26, 2005, of an Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC. Under the Merger Agreement the Company will acquire I-55 Telecommunications, a Louisiana corporation, through the statutory merger of I-55 Telecommunications with and into the Company‘s wholly owned subsidiary Xfone USA, Inc.

On September 13, 2005, we filed a Current Report on Form 8-K regarding impact of Hurricane Katrina on Xfone USA, Inc., our wholly-owned subsidiary, regarding the Gulf Coast Operations and contemplated merger with I-55 Internet Services, Inc. and I-55 Telecommunications, LLC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFONE, INC.

Date: November 14, 2005	By:	/s/ Guy Nissenson
Guy Nissenson
President & Chief Executive Officer

XFONE, INC.

Date: November 14, 2005	By:	/s/ Alon Mualem
Alon Mualem
Chief Financial Officer