Form 10KSB
period 2005-12-31
XFONE INC
filed 2006-03-31
CIK 1126216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B which is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer’s revenues for its most recent fiscal year were 14,113,748 United Kingdom Pounds ($24,346,215).

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $10,887,975 as determined by the closing price of $2.96 on March 29, 2006.

As of March 29, 2006, there were 8,527,570 shares of our common stock issued and outstanding.

We have incorporated by reference, our Form SB-2 Registration Statement and all amendments thereto.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

XFONE, INC.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

Background

Xfone, Inc. was incorporated in Nevada, U.S.A. in September 2000. We are a holding company providing international voice and data communications services with operations in the United Kingdom, the United States and Israel that offer a wide range of services, which include: local, long distance and international telephone services, prepaid and postpaid calling cards; cellular services; VOIP services; reselling opportunities; and email and fax broadcasting services. The Company serves customers across Europe, Asia, North America, South America, Australia and Africa.

On October 4, 2000, we acquired Swiftnet Limited which had a business plan to provide comprehensive telecommunication services and products by integrating new and old products, services and ideas through one website. Swiftnet was incorporated in 1990 under the laws of the United Kingdom. Until 1999, the main revenues for Swiftnet were derived from messaging and fax broadcast services. During the year 2000, Swiftnet shifted its business focus and its focus has remained on telephony voice services offering comprehensive support packages to resellers and new services. Utilizing automation and proprietary software packages, Swiftnet's strategy is to grow without the need of heavy investments and with lower expenses for operations and registration of new customers.

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd. (which changed its name to Xfone 018 Ltd. in March 2005). On July 4, 2004, the Ministry of Communications of the State of Israel granted Xfone 018 a license to provide international telecom services in Israel. We started providing services in Israel through Xfone 018 as of mid-December 2004. Headquartered in Petach Tikva, Israel, Xfone 018 Ltd. is a telecommunications service provider that owns and operates its own facilities-based telecommunications switching system. Xfone 018 provides residential and business customers with high quality international carrier services.

On May 28, 2004, we entered into an agreement to acquire WS Telecom Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., through the merger of WS Telecom into our wholly owned subsidiary Xfone USA, Inc. On July 1, 2004, Xfone USA entered into a management agreement with WS Telecom which provided that Xfone USA provide management services to WS Telecom pending the consummation of the merger. The management agreement provided that all revenues generated from WS Telecom business operations would be assigned and transferred to Xfone USA. The term of the Agreement commenced on July 1, 2004, and continued until the consummation of the merger on March 10, 2005. In connection with the acquisition of WS Telecom, we issued a promissory note to Wade Spooner, an officer of WS Telecom; the promissory note is for an aggregate amount of $200,000 to replace a note of WS Telecom in favor of Mr. Spooner. This note was amended to provide for quarterly payment beginning in October 2004, provided that such payment may not be made in any quarter when it would exceed 50% of the net profits of Xfone USA and in the event of a negative quarterly, no payment will be made. Headquartered in Jackson, Mississippi, Xfone USA, Inc. is a telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system. Xfone USA provides residential and business customers with high quality local and long distance services, as well as cable television and high speed Internet services to planned communities in Mississippi. Xfone USA is licensed to provide telecommunications services in Alabama, Florida, Georgia, Louisiana and Mississippi. Xfone USA’s utilizes integrated multi-media offerings - combining digital voice, data and video services over broadband technologies - all on one single itemized bill.

Recent Business Developments

On August 18, 2005, we entered into an Agreement and Plan of Merger to acquire I-55 Internet Services, Inc., a Louisiana corporation (the “Merger Agreement”). On September 13, 2005, we filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the Merger Agreement. On October 10, 2005, the Company entered into a First Amendment to the Merger Agreement, by and among I-55 Internet Services, the Company, Xfone USA, Inc., the Company’s wholly-owned United States subsidiary and Hunter McAllister and Brian Acosta, key employees of I-55 Internet Services, in order to induce the Company and Xfone USA not to terminate the Merger Agreement due to a material adverse effect that Hurricane Katrina has had on the assets and business of I-55 Internet Services. As part of the amendment and since the merger of I-55 Internet Services with and into Xfone USA has not been consummated yet, in the interim, the parties agreed and entered into on October 11, 2005 a Management Agreement (the "Management Agreement") that provides that I-55 Internet Services hires and appoints Xfone USA as a manager to be responsible for the operation and management of all of I-55 Internet Services business operations, including among other things personnel, accounting, contracts, policies and budget. In consideration of the management services to be provided under the Management Agreement, I-55 Internet Services assigns and transfers to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the Management Agreement. The term of the Management Agreement commenced on October 11, 2005 and shall continue until the consummation of the Merger, provided that the Management Agreement may be terminated by either party at any time after March 1, 2006 upon 30 days prior notice. The merger is expected to consummate on or about March 31, 2006.

I-55 Internet Services provides internet access and related services throughout the Southeast United States to individuals and businesses located predominantly in rural markets. It offers an array of internet services tailored to meet the needs of individuals and business subscribers including dial-up, high speed dedicated access and web services. I-55 Internet Services offers its services in various prices and packages that allow subscribers to customize their subscription with services that also meet their particular requirements. The primary services of I-55 Internet Services are dial-up and DSL internet access services and various applications such as email, the World Wide Web, internet relay chat, file transfer protocol and Usenet news access. I-55 Internet Services also performs services such as installation of various networking equipment, website design and other internet access installation services.

On August 26, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire I-55 Telecommunications, LLC, , a Louisiana corporation (“I-55 Telecommunications”). On September 13, 2005, we filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the Merger Agreement. In order to demonstrate the Company's intention to continue on with the transaction contemplated by the Merger Agreement, the parties entered into on October 12, 2005 a Management Agreement (the “Management Agreement”), providing that I-55 Telecommunications hires and appoints Xfone USA as manager to be responsible for the operation and management of all of I-55 Telecommunication’s business operations. In consideration of the management services to be provided under the Management Agreement, I-55 Telecommunications assigns and transfers to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the Management Agreement. The term of the Management Agreement commenced on October 12, 2005 and shall continue until the consummation of the Merger, provided that the Management Agreement may be terminated by either party at any time after March 1, 2006 upon 30 days prior notice. The merger is expected to consummate on or about March 31, 2006.

I-55 Telecommunications provides voice, data and related services throughout the Louisiana and Mississippi area to both individuals and businesses. I-55 Telecommunications is a licensed facility based CLEC in Louisiana and Mississippi with a next generation class 5 switching solution. I-55 Telecommunications offers a complete package of local and long distance services to residential and business customers across both states. With continued cross selling to I-55 Internet Services customers as well as projected expansion into 4 new rural wire centers per year, I-55 Telecommunications expects to continue its tremendous revenue growth and increase in market share. Regulations affecting the telecommunications industry begin in March in 2006; conversions of all circuits affected will be complete by April 2006. The competition in rural markets is also rapidly declining due to the removal of UNE-P and the decline in the competitive local exchange providers that had been dependent on UNE-P as their only source for providing competitive local telephone services in those communities. This provides for a unique opportunity for I-55 Telecommunications to gain market share, by utilizing its existing network and to expand it facilities into these areas becoming a primary alternative to the monopoly Incumbent Local Exchange Company.

On September 27, 2005, a Securities Purchase Agreement was entered for a $2,000,000 financial transaction by and among the Company, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment, which takes the form of a convertible note secured by the Company’s United States assets, has a 3 -year term and bears interest at a rate equal to prime plus 1.5% per annum. The Note is convertible, under certain conditions, into shares of the Company’s common stock at an initial conversion price equal to $3.48 per share. The closing of the financing was on September 28, 2005. Net proceeds from the financing are mainly to be used for procurement of capital equipment and general working capital purposes for the Company and Xfone USA, eXpeTel Communications and Gulf Coast Utilities, Inc. The financial transaction will result in dilution in the percentage of common stock owned by the Company’s current shareholders, although the price paid would be in excess of the net tangible assets per share and are accordingly not economically dilutive. The potential of sales of these shares or the actual sale could have adverse effect on the price of common stock.

On September 28, 2005, a Securities Purchase Agreement was entered for a $2,212,500 financial transaction by and among the Company, Crestview Capital Master, LLC, Burlingame Equity Investors and Mercantile Discount - Provident Funds. Upon the closing of the financial transaction on October 31, 2005, the Company issued to the investors an aggregate of 885,000 shares of common stock at a purchase price of $2.50 per share together with 221,250 warrants at $3.00 per share for a period of five years and 221,250 warrants at $3.25 per share for a period of five years. The net proceeds of the financing are expected to be used for general working capital and/or investment in equipment and/or for acquisitions and/or business development. The financing transaction will result in dilution in the percentage of common stock owned by the Company’s current shareholders, although the price paid would be in excess of the net tangible assets per share and are accordingly not economically dilutive. The potential of sales of these shares or the actual sale could have adverse effect on the price of common stock.

On November 23, 2005, a Securities Purchase Agreement was entered for a $810,000 financial transaction by and among the Company, Mercantile Discount-Provident Funds, Hadar Insurance Company Ltd., the Israeli Phoenix Assurance Company Ltd. and Gaon Gemel Ltd. In conjunction with the financial transaction, the Company issued on March 28, 2006, an aggregate of 324,000 shares of common stock at a purchase price of $2.50 per share together with 81,000 warrants at $3.00 per share for a period of five years and 81,000 warrants at $3.25 per share for a period of five years. The certificates representing said shares and the warrants are currently held by the Escrow Agent. The financial transaction is expected to close on or about April 3, 2006. The net proceeds of the financing are expected to be used for general working capital and/or investment in equipment and/or for acquisitions and/or business development. The financing transaction will result in dilution in the percentage of common stock owned by the Company’s current shareholders, although the price paid would be in excess of the net tangible assets per shares and are accordingly not economically dilutive. The potential of sales of these shares or the actual sale could have adverse effect on the price of the common stock.

On January 1, 2006, Xfone USA, Inc., the Company's wholly owned subsidiary, entered into an Agreement with EBI Comm, Inc. (“EBI”), a privately held Internet Service Provider, to purchase the assets of EBI. EBI is providing a full range of Internet access options for both commercial and residential customers in north Mississippi. Based in Columbus, Mississippi, EBI’s services include Dial-up, DSL, T1 Dedicated Access and Web Hosting. Its customer base, currently numbering approximately 1,500 Internet users, is largely concentrated in the Golden Triangle area, which includes Columbus, West Point and Starkville Mississippi. The acquisition was structured as an asset purchase, providing for Xfone USA to pay EBI total consideration equal to 50% of the monthly collected revenue from the customer base during the first 12 months following completion of the asset purchase. Acquired assets include the customer base and customer lists, trademarks and all related intellectual property, fixed assets and all account receivables. The acquisition is not significant from an accounting perspective.

On January 10, 2006 (effective as of January 1, 2006), Xfone USA, Inc., the Company's wholly owned subsidiary, entered into an Asset Purchase Agreement with Canufly.net, Inc., (“Canufly.net”), an Internet Service Provider based in Vicksburg, Mississippi, and its principal shareholder, Mr. Michael Nassour. Canufly.net provides residential and business customers with high-speed Internet services and utilizes the facilities-based network of Xfone USA, as an alternative to BellSouth, to provide Internet connectivity to its customers. Canufly.net also provides Internet services through wireless applications. The Company closed the transaction contemplated by the Asset Purchase Agreement on January 24, 2006. The acquisition is not significant from an accounting perspective.

Principal Products and Services and their Markets

Although we own switches which connect to other telephone operators, our long distance and international voice and data communications services require the services of other telephone operators that operate switches which are electronic devices that receive calls from customers on one side and move them on to their destination on the other side. We use the network switching and transport facilities of long distance providers in which calls are transferred either by more established large telephone operators or smaller telephone operators. The more established large telephone operators typically provide a better quality of communications, such as better sound, less interference, and less sudden disconnections. However, the large telephone operators are more expensive compared with small telephone operators that have lower cost prices, but typically lower service quality in these areas.

We provide through our United Kingdom operations the following telecommunication products / services:

Telephony services

•
Carrier Pre Select (CPS): CPS is a telephony service which enables customers to benefit from our low call usage charges, whilst not having to make any changes to their existing telephone lines or numbers. The service allows customers to route all their outgoing calls over our network. This gives them access to competitive call rates and a wide range of services. Customers using CPS only pay line rental to their service operator, while we bill them for all call charges. CPS is available nationally provided the customer is connected to a BT local exchange.

•
Indirect Access: This is a telephony service which enables customers to benefit from our low call usage charges, whilst not having to make any changes to their existing telephone lines or numbers. The service allows customers to route a specific outgoing call over our network by using the prefix code "1689".

•
Calling Cards: This service is available to all our subscribers. The Calling Card works by using an access number and a PIN code, and offers a convenient and easy way to make calls virtually anywhere in the UK as well as from 27 other destinations worldwide.

Messaging services

•	Email2Fax: Allows users to send fax messages directly from their email or web software.

•	Cyber-Number: Allows users to receive fax messages directly to their email software via a personal number.

•	Email/Fax Broadcast: This service allows the user to send multiplied personalized faxes and emails to thousands of users in minutes.

Services provided by our affiliated entities

•
Auracall: This service allows any individual with a BT line to make international calls at a lower cost and without prepayment for setting up an account with another carrier. The Auracall service can be accessed by any business or residential user through our website at www.auracall.com. When customers need to make an international or national call they can dial the appropriate designed number for that country and save on calling rates over the current BT published rates by gaining access to our switch and providing savings on a per minute basis.

•
Story Telecom: Initiates, markets and distributes Prepaid Calling Cards that are served by our switch and systems. Story Telecom supplies the Prepaid Calling Cards to retail stores through its network of dealers. The Calling Card enables the holder to call anywhere in the world by dialing a toll free number from any telephone that routes the holder’s call to our Interactive Voice Response System that automatically asks for the holder’s private PIN code, validates the code dialed by the customer, and tells the credit balance of the card. The holder is then instructed to dial to his or her desired destination, at which time our Interactive Voice Response System tells the holder how long he or she can speak according to the balance on the card and what the cost per minute is. The holder of the card can use the card repeatedly until the balance is zero.

Internet Based Customer Service and Billing Interface

•	Our Internet based customer service and billing interface (found at www.xfone.com) includes on-line registration, full account control, and payment and billing functions and information retrieval.

Our UK based subsidiary, Swiftnet Limited owns and operates its own facilities-based telecommunications switching system.

We provide through our United States operations the following telecommunication products / services:

•
Local Telephone Service: Using our own network in concentrated local areas throughout Mississippi and Louisiana and the underlying network of BellSouth Telecommunications, Inc., outside of our local areas, we provide local dial tone and calling features, such as hunting, call forwarding and call waiting to both business and residential customers throughout Alabama, Florida, Georgia, Louisiana and Mississippi, including T-1 and PRI local telephone services to business customers.

•
Long Distance Service: We use QWEST, a nationwide long distance carrier, as our underlying long distance network provider. In conjunction with Local Telephone Services, we provide Long Distance Services to our residential and business customers. We provide two different categories of long distance services - Switched Services to both residential and small business customers, which include 1+ Outbound Service, Toll Free Inbound Service and Calling Card Service. For larger business customers we also provide Dedicated Services such as T-1 and PRI Services. Our long distance services are only available to customers who use our local telephone services.

•
Internet/Data Service: We provide high-speed Internet access to residential and business customers utilizing our own integrated digital data network and the broadband gateway network of BellSouth Telecommunications. Our DSL service provides up to 3 Mbps of streaming speed combined with Dynamic IP addresses, as well as multiple mailboxes and Web space. Our DSL services also include spam filter, instant messaging, pop-up blocking, web mail access, and parental controls. We also provide dial-up Internet access service for quick and dependable connection to the web. Our Internet/Data services are stand-alone products or are bundled with our voice services for residential and business customers.

•
Customer Service: Customer Service is paramount at Xfone USA and is one of our major differentiating characteristics, thus tantamount to being one of our product offerings. Customers have been conditioned to accept poor customer service because they have never had any real choice in service providers, especially in the residential market. Our attentive customer service department is an additional "product offering" which sells - as well as retains - customers. The full scope of communications service entails network service, customer service, and repair service

Our US based subsidiary, Xfone USA, Inc. owns and operates its own facilities-based telecommunications switching system.

We provide through our Israeli operations the following telecommunication products / services:

•
International Telephony Services: We provide international telephony services with the prefix code of "018". We provide these services both to our subscribers and to subscribers of other Israeli carriers. The service is offered to both residential and business customers.

•
XFONECARD: We provide an international toll free calling card service, available from the United States, Canada, the United Kingdom, France, Netherlands, Germany, Austria,  Belgium, Ireland, Italy, Switzerland, Denmark, Finland,  Norway, Sweden, Greece, Israel, Jordan, Croatia, Poland, Hungary, Ukraine, Slovakia, Chile, Columbia, Japan, Thailand, Hong Kong and Australia. XFONECARD has a unique feature which allows its user to receive messages to a personal message box.

•
SIMPLE: The SIMPLE is a pre programmed, rechargeable, mobile SIM card which can be used with any unlocked GMS (Global System for Mobiles) mobile phone virtually anywhere in the world. SIMPLE allows us to deliver call savings, by diverting the customer dialing command away from the local mobile operator that the phone is connected to, and instead, it sends the call to one of the UK's largest mobile operators with whom we hold a special agreement. We offer for sell or rent two types of SIM Cards - a local SIM Card which may be used only from a specific country, and a global SIM Card which may be used from over then 85 countries around the globe.

Our Israel based subsidiary, Xfone 018 Ltd. owns and operates its own facilities-based telecommunications switching system.

Distribution and Marketing Methods

We use the following distribution methods to market our services:

•
We actively recruit independent contractor agents and resellers who purchase telephone traffic directly from us at a discount, and who then resell this telephone traffic to their customers at a mark-up according to their own price lists;

•	We use direct marketing, including by newspaper, radio and television advertisements;

•	We utilize agents that sell our services directly to customers at our established prices; these agents receive a commission of approximately 5%-10% of the total sale amount less any bad debts;

•	We cooperate with major companies and worker's councils.

•	We attend telecommunications trade shows to promote our services;

•	We utilize the Internet as an additional distribution channel for our services. We utilize Xfone.com as our brand name for our new e-commerce telecommunications operations.

Billing Practices

We charge our customers based on monthly fixed amount or on actual usage by full or partial minutes. Our rates vary with distance, duration, time, and type of call, but are not dependent upon the facilities selected for the call transmission. The standard terms for our regular telephone customers require that payments are due 30 days from the date of the invoice, or 90 days when the invoice is issued by the local operator. Our supplier's standard terms are payment within 30 to 90 days from invoice date; however, some new suppliers ask for shorter payment terms.

Carriers and Negotiating Lower Rates

Our increased sales in 2004 and 2005 have enabled us to negotiate significantly lower rates with the carriers we use to carry our international call traffic, which gives us the opportunity to increase our margins or offer significant reductions to secure deals with major clients. If our sales increase, we anticipate that we will continue to negotiate for lower rates. There can be no assurance that we will be successful in negotiating lower rates.

Discontinued Service

From approximately 1990 until January 2002, we offered an Email2telex service which allowed a user with an Internet email account to send telexes to anywhere in the world at a discounted cost. In January 2002, we discontinued offering this service due to low demand.

Divisions

In 2005 we operated the following divisions:

•	Sales and Marketing - Our Sales and Marketing Division is responsible for our marketing and selling campaigns that target potential and existing customers.

•
Customer Service Division - In the United Kingdom and the United States we operate a live customer service center that operates 24 hours a day, 7 days a week. In Israel our customer service center operates 24 hours a day, 6 days a week

•
Operations Division - Our Operations Division provides the following operational functions to our business: (a) 24 hour/7 day a week technical support; (b) inter-company network; (c) hardware and software installations; and (d) operating switch and other platforms.

•	Administration Division - Our Administration Division provides the billing, collection, credit control, and customer support aspects of our business.

•	Research and Development - The function of our Research and Development Division is to develop and improve our billing system, switch and telephony platforms, websites and special projects.

•
Partner Division - Our Partner Division operates as a separate profit center by attempting to recruit new resellers and agents to market our products and services and to provide support and guidance to resellers and agents.

Geographic Markets

Our primary geographic markets are the United Kingdom, the United States and Israel.  However, we serve customers across Europe, Asia, North America, South America, Australia and Africa.

Competitive Business Conditions

The UK Market

The communications and information services industry is highly competitive and varied. In 2005 we had only approximately 0.11% of the market share of the United Kingdom telecommunication market (not including mobiles revenues), based on our revenues of $14,044,546 (approximately 8,141,766 United Kingdom pounds) during 2005, compared with approximately 12.4 billion USD telecommunication market (not including mobiles revenues) in the United Kingdom (approximately 7.2 billion United Kingdom pounds), according to the United Kingdom regulatory oversight of these companies, the Office of Communications - United Kingdom, otherwise known as Ofcom, the website of which may be accessed at  www.ofcom.org.uk

The US Market

In 2005 we had approximately 12,000 End-User Switched Access telephone lines in the Alabama, Louisiana and Mississippi market through the combination of our wholly-owned subsidiary, Xfone USA and I-55 Telecommunications, LLC or 0.2% of market share. This total market size in 2005 represented 5,965,767 telephone lines, with BellSouth telecommunications maintaining its monopoly market share with 5,186,156 telephone lines or 86.9% of the market. All CLECs combined made up the remaining 779,611 telephone lines or 13% of the 3 states market, according to the 2005 FCC Report - Trends in Telephone Competition. With the reduction of CLEC competition in the U.S. since the TRRO ruling by the FCC in March 2005, market share expansion will continue to improve for Xfone USA by bundling voice and data services, and introducing price points on similar bundled services well below the competition. Marketing concentration will focus in the central office serving area where Xfone USA operates its own network and facilities.

The Israeli Market

Since the opening of the international telephony market in Israel to competition in 1996, and until 2004, only three companies have provided international telephony services in Israel. The market, estimated to be two billion minutes per year, was more or less equally divided between the three companies. On July 4, 2004, the Ministry of Communications of the State of Israel granted our subsidiary, Xfone 018 a license to provide international telecom services in Israel. We started providing services in Israel through Xfone 018 as of mid-December 2004. In 2004, two other new providers of international telephony services lunched their services. The international telephony market is highly competitive and all six providers had to offer low prices in order to attract or retain subscribers and call minutes. We estimate our market share as of December 31, 2005, as approximately 4% of the Israeli market.

Principal Suppliers

In 2005 our principal suppliers of telephone routing and switching services according to the percentage of the costs of revenues were:

•	BellSouth Telecommunications - 21%

•	Teleglobe International -16%

•	British Telecommunications - 15%

•	MCI (WorldCom) - 11%

•	ITXC Corporation - 6%

•	Bezeq The Israel Telecommunication Corp - 5%

Dependence on Major Customers

We have four major types of customers:

•	Residential - including customers who must dial a special code to access our switch or acquire a box that dials automatically.

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

During 2005, there were three customers that accounted for 5% or more of our revenues: (a) our affiliate, Story Telecom, represented approximately 23% of our total revenues; (b) British Telecom represented approximately 19% of our total revenues; and (c) Bezeq The Israel Telecommunication Corp represented approximately 5% of our total revenues.

Our largest non affiliated reseller is WorldNet Global Communications Ltd. that generated approximately 3.7% of our revenues during the year 2005. We provide WorldNet Global Communications with the billing system. We anticipate that WorldNet will continue to contribute approximately the same amount of UKP to our revenues in year 2006.

Collectively, in 2005 the United Kingdom accounts for approximately 58% of our revenues, the United States accounts for approximately 32% of our revenues and Israel accounts for approximately 10% of our revenues.

Our integrated revenue approach led to revenue from each source as described above and is partially driven by the activities of other revenue sources. Our revenues are dependent upon the following factors:

•	Price competition in telephone rates;

•	Demand for our services;

•	Individual economic conditions in our markets;

•	Our ability to market our services.

Patents and trademarks

On January 9, 2004, we received notification from the Trademarks Registry Office of Great Britain that as of August 8, 2003, our trademark, “Xfone”, was registered by that government agency.

On April 22, 2005, Xfone USA received notification from the United States Patent and Trademark Office that as of April 12, 2005, its Mark, “eXpeTel”, was registered by that government agency.

We do not have any other patents or trademarks.

Regulatory Matters

In 1996, our subsidiary, Swiftnet Limited was granted a license to operate a telecommunications system from the Secretary of State for Trade and Industry of the United Kingdom. The license may be revoked by this agency upon thirty days notice in the event of certain conditions such as misconduct or breach of various telecommunications laws.

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

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd., renamed to Xfone 018 Ltd. in March 2005. On July 4, 2004 the Ministry of Communications of the State of Israel granted Xfone Communication Ltd. a license to provide international telecom services in Israel. The license may be revoked by this agency in the event of certain conditions such as breach of telecommunication laws and regulations or breach of certain provisions of the license.

Xfone USA, Inc. is licensed as a Competitive Local Exchange Company and an Inter-exchange Carrier to provide local telephone and long distance services in the states of Alabama, Florida, Georgia, Louisiana and Mississippi. Internet and data services provided by Xfone USA are not regulated services.

As of March 10, 2005, and upon consummation of the merger of WS Telecom, a Mississippi based telecom operator, with and into our wholly owned subsidiary, Xfone USA, Inc., we become subject to applicable US state and federal telecommunications laws and regulations. Compliance with such laws involved higher costs than we had in Europe during 2004.

On March 9, 2005, the Mississippi Public Service Commission (“Commission”) issued an Order opening a Generic Change of Law Proceeding (“Commission Proceeding”) to consider amendments to existing Interconnection Agreements between BellSouth Telecommunications, Inc. and all Competitive Local Exchange Carriers (“CLECs”) in Mississippi.  As an interested party and as a CLEC, Xfone USA petitioned and was granted permission to intervene in the Commission Proceeding for regulatory purposes. On October 26, 2005 the Commission held it's hearing on the Commission Proceeding and the Commission is taking the results of the Proceeding under advisement and has not issued a ruling. The issues presented in the Commission Proceeding are regulatory in nature and do not involve monetary damages."

From time to time Xfone USA, Inc. may be required to seek regulatory approval before applicable state public utility commissions of certain transactions, including business combinations with other telecommunications providers. During 2005, upon request of Xfone USA, the Mississippi Public Service Commission and the Louisiana Public Service Commission granted regulatory approval of the sale and transfer of the assets and the customer base of I-55 Telecommunications, Inc., a Louisiana-based telecommunications and internet services provider, to Xfone USA, Inc. This transaction is expected to close on or about March 31, 2006.

We provide our services in many countries, all of which have different regulations, standards and controls related to licensing, telecommunications, import/export, currency and trade. We believe that we are in substantial compliance with these laws and regulations.

Research and Development Activities

During fiscal year 2004, we spent 25,945 UKP ($50,074) on research and development activities. During fiscal year 2005, we spent 6,896 UKP ($11,896) on research and development activities. Other than developing and expanding our telecommunications applications and our websites, we do not intend to undertake any significant research and development activities in 2006.

Costs and effects of Compliance with Environmental Laws

We currently have no costs associated with compliance with environmental regulations. We do not anticipate any future costs associated with environmental compliance; however, there can be no assurance that we will not incur such costs in the future.

Employees

As of December 31, 2005, we had 15 employees in the United Kingdom; 33 employees in the United States, and 23 full time and 13 part time employees in Israel.

Reports to Security Holders

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports in Washington, D.C. Our filings are also available to the public from commercial document retrieval services and the Internet world wide website maintained by the Securities and Exchange Commission at www.sec.gov

ITEM 2. DESCRIPTION OF PROPERTY.

Our corporate headquarters are located at Britannia House, 960 High Road, London N12 9RY, United Kingdom. This 3,000 square foot facility has seven offices, one board room, one computer room, one operation room that controls the computer room, entrance hall, main hall, accounting, secretarial and administration and 2 kitchens. Our office is located on the fifth floor of a six-floor building with a concierge, two elevators and parking facilities. Our premises were leased on a 5-year term, which was due to expire on December 12, 2001. The yearly lease payments are approximately 15,900 UK Pound ($30,687). On December 20, 2002, we renewed our lease for a period of 10 years, with a five year cancellation option. Our current lease expires on December 20, 2012. The yearly lease payments have been increased to 49,134 UK Pound ($84,756).

Our subsidiary in Israel, Xfone 018 Ltd., is located at 1 Haodem Street, Petach Tikva, Israel. This 334 square meter facility has eight offices, one board room, one computer room, one operation room that controls the computer room, open space with costumer service stations, accounting, secretarial and administration, one kitchen, entrance hall and main hall. Our office is located on the third floor of a four floor building with an elevator and parking facilities. Our premises were leased on a five year term which is due to expire on August 1, 2009. However, we have the option to extend the term of the lease for an additional five year period, subject to a prior notice to be given no later than June 1, 2009. The lease payments for the first 30 months are $1,670.00 per month. The lease payments for the 31-48 months are $2,004.00 per month. The lease payments for the 49-60 months are $2,171.00 per month. The lease payments for the 61-72 months are $2,338.00 per month. The lease payments for the 73-84 months are $2,505.00 per month. The lease payments form the 85 month are $2,672.00 per month. We also pay $50 a month for each parking space. We presently use three parking spaces. Xfone, Inc. is guarantor to the lease. In addition, we have two switches which are located at two different locations in Israel. We are renting the cages in which our switches are located.

The headquarters of our subsidiary, Xfone USA, Inc. are located at 2506 Lakeland Drive, Flowood, Mississippi, 39232. This 7,500 square foot facility has ten offices, one large open area fitted with work stations for provisioning, billing and network operations, another large area fitted with work stations for customer service and one board room, one computer room, reception area, accounting, secretarial and administration and 2 kitchens. Xfone USA's office spaces are located on the first, fourth and fifth floors of a six floor building with two elevators and parking facilities. Its premises were leased on a 3 year term, which is due to expire in December, 2007. The yearly lease payments are approximately $104,000.

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

ITEM 3. LEGAL PROCEEDINGS.

I. MG Telecom Ltd.

In August 2002, the Company’s wholly-owned UK based subsidiary, Swiftnet Limited filed a summary procedure lawsuit in the court of Tel - Aviv, Israel against MG Telecom Ltd. and its Chief Executive Officer, Mr. Avner Shur. In this lawsuit, we allege an unpaid debt due to us in the amount of $50,000 from MG Telecom for services rendered by us to MG Telecom. The debt arose from an agreement between us and MG Telecom, a provider of calling card services, in which traffic originating from MG Telecom calling cards was delivered through our system in London, England. Mr. Shur signed a personal guarantee agreement to secure MG Telecom’s obligations under the agreement. On August 16, 2005, the court has rendered a judgment in this matter, rejecting our claims. On October 16, 2005, Swiftnet filed an appeal with the district court of Tel - Aviv. A hearing was scheduled for December 2006. Swiftnet believes that it has a meritous ground supporting its claim.

II. Ryfcom Ltd.

In July 2001 the Company’s wholly-owned UK based subsidiary, Swiftnet Limited filed a lawsuit in the court of Petach - Tikva, Israel against Ryfcom, Ltd., a former provider of calling card services, and its Chief Executive Officer, Mr. Paltiel Porat. In this lawsuit, we allege an unpaid debt due to us in the amount of $107,528 from Ryfcom for services rendered by us. The debt arose from an agreement between us and Ryfcom, in which traffic originating from Ryfcom calling cards was delivered through our system in London. Mr. Porat signed a personal guarantee agreement to secure the all of Ryfcom’s obligations under our agreement with Ryfcom. Before the judgment, Mr. Paltiel repaid the amount of approximately $15,000. On January 6, 2003, the court of Petach - Tikva, rendered a judgment in favor of us. According to the judgment Mr. Paltiel has to repay the remainder of the money, approximately $92,000, plus the court fee that was paid by us of approximately $1,500, plus expenses in the amount of $9,300. All amounts are linked until fully paid by the Israeli Consumer Price Index. Mr. Paltiel failed to comply with the January 6, 2003 judgment and as a result thereof Swiftnet filed on May 17, 2004 with the court a request to send Mr. Paltiel a warning that his failure to satisfy the January 6, 2003 judgment will result in Mr. Paltiel being declared insolvent (“Swiftnet’s Request”). On June 6, 2004, Mr. Paltiel filed with the Court an Objection to Swiftnet’s Request. On January 26, 2006, the court rejected Mr. Paltiel’s objection. Since Mr. Paltiel failed to settle his debt within 7 days from the date he received the court's decision, Swiftnet is entitled to request the court to declare that Mr. Paltiel is insolvent.

III. MCI WorldCom Limited

The Company’s wholly-owned UK based subsidiary, Swiftnet Limited was served with a claim on October 11, 2005 that was filed by MCI WorldCom Limited (“MCI”) in an English court for the sum of £1,640,439.71 ($2,866,996) plus interest accruing at a daily rate of £400.80 ($700) which at the date of Claim had amounted to £92,317.03 ($161,343). MCI’s claim is for telecommunication services MCI claims it provided to Swiftnet. Swiftnet has been in dispute with MCI regarding amounts due to MCI for telecommunications services provided by MCI to Swiftnet. Swiftnet alleges that the disputed charges were improperly billed by MCI to its account for a long time and therefore MCI should credit Swiftnet for a certain amount of the claim.  Swiftnet has defended the claim by stating that in relation to the Invoices that MCI is claiming remain unpaid, £307,094 ($536,708) is not justified according to the rates agreed at various meetings and equates to an over-billing by such amount, although Swiftnet does not have written evidence for many of the agreed rates. Swiftnet has also submitted a counterclaim stating that it is owed a further £671,111 ($1,172,901) in credits in relation to amounts paid on account and wrongly attributed by MCI to over-billed invoices. In addition, MCI continues to send traffic to Swiftnet for termination via our Israeli subsidiary's network. Swiftnet is claiming that the amounts owed by MCI to Swiftnet in this regard should be set off as against any amounts being claimed by MCI in the dispute.  There is a further counterclaim for additional accountancy costs and loss of management time incurred by Swiftnet due to the incorrect billing. The Company's financial statements have for some time carried the full amount due to MCI based on the invoices issued by MCI, as well as an appropriate provision for the credit the company is claiming. The Company does not believe that the lawsuit will have a material adverse effect on its business or financial condition.

IV. Opal Telecom Limited

Opal Telecom Limited claims that the Company’s wholly-owned UK based subsidiary, Swiftnet Limited, owes them £119,000 ($207,976). However, Swiftnet claims that Opal Telecom owes it damages for breach of an agreement and further that the debt claimed should be reduced by £50,000 ($87,385) to take account of billing errors. Legal proceedings have not been commenced and the parties are planning to meet to see if a settlement can be reached.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

There is a limited trading market for our common stock. There is no assurance that a regular trading market for our common stock will develop or if developed that it will be sustained. A shareholder in all likelihood, therefore, may not be able to resell his securities should he desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Below is the market information pertaining to the range of the high and low bid information of our common stock for each quarter since year 2004. As of June 2005, our common stock is quoted under the symbol XFN on the American Stock Exchange ("AMEX"). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	Low	High
2005
Fourth Quarter	$2.30	$3.09
Third Quarter	$2.90	$3.40
Second Quarter	$2.80	$3.30
First Quarter	$2.50	$4.29
2004
Fourth Quarter	$1.95	$3.35
Third Quarter	$2.90	$3.75
Second Quarter	$2.80	$3.90
First Quarter	$3.35	$5.75

The source of the above information is http://www.amex.com/Data Products, Historical Data Service.

Holders

On March 29, 2006, there were 237 holders of record of our common stock. We have one class of common stock outstanding.

Dividends

No cash dividend was declared in 2004 and 2005.

On September 27, 2005, a Securities Purchase Agreement (the "SPA") was entered for a $2,000,000 financial transaction by and among the Company, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment, which takes the form of a Convertible Note secured by the Company’s United States assets, has a 3 year term and bears interest at a rate equal to prime plus 1.5% per annum. The Note is convertible, under certain conditions, into shares of the Company’s common stock at an initial conversion price equal to $3.48 per share. The SPA provides, among others, that for so long as twenty five percent (25%) of the principal amount of the Note is outstanding, the Company, without the prior written consent of Laurus Master Fund, shall not, and shall not permit any of the Subsidiaries (as defined in the SPA) to directly or indirectly declare or pay any dividends, other than dividends paid to the Company or any of its wholly-owned Subsidiaries.

Securities Authorized For Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
As of December 31, 2005
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the plan
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,130,000*	$3.70	370,000*
Equity compensation plans not approved by security holders	11,400**	$3.00	N/A
Total	5,141,400	$3.70	370,000

* On November 24, 2004, our board of directors approved and adopted the principal items forming our 2004 Stock Option Plan (the “2004 Plan”) which is designated for the benefit of employees, officers, directors, consultants and subcontractors of the Company including its subsidiaries. On November 1, 2005, the 2004 Plan was finally approved by our board of directors, and on March 13, 2006 by our shareholders, at a Special Meeting. Under the 2004 Plan, the Plan Administrator is authorized to grant Options to acquire up to a total of 5,500,000 shares of common stock.
** On February 1, 2005 and February 3, 2005 we transferred from our compensation fund stock pool a total of 11,400 restricted common shares to employees, agents and subcontractors.

Recent Sales Of Unregistered Securities

On February 6, 2005, the Company’s board of directors approved a grant to past/current employees of 730,000 options under and subject to the 2004 Stock Option Plan of the Company according to the following terms: Option exercise price of $3.50; Vesting Date - the vesting of the options will be over a period of 4 years as follows: 25% of the options are vested after a year from the Date of Grant. Thereafter, 1/16 of the options are vested every 3 months for the following 3 years; Expiration Date - 5.5 years from the Grant Date.

On March 7, 2005, we granted 8,419 warrants to Dragonfly Capital Partners, LLC, a North Carolina Limited Liability Company registered as a broker-dealer with the National Association of Security Dealers and the Securities and Exchange Commission, in exchange for financial consulting related services. Each warrant is valid for 5 years and exercisable into one share of restricted common stock at an exercise price of $5.50 per share.

During May 2005, the Company issued to the shareholders of WS Telecom, Inc. as part of the plan of merger agreement that closed on March 10, 2005, 663,650 restricted shares of the Company’s common stock, and 561,216 warrants, convertible on a one to one basis into the Company’s restricted common stock with a term of five years with a strike price that is 10% above the closing price of the Company’s common stock into which the warrant is convertible. The effective date on the certificates representing these shares and warrants is March 10, 2005, the date the merger consummated.

On June 8, 2005, the Company’s board of directors approved a grant to Mr. Alon Mualem, the Company's Treasurer, Chief Financial Officer and Principal Accounting Officer, of 300,000 options under and subject to the 2004 Stock Option Plan of the Company according to the following terms: Option exercise price of $3.50; Vesting Date - the vesting of the options will be over a period of 4 years as follows: 25% of the options are vested after a year from the Date of Grant. Thereafter, 1/16 of the options are vested every 3 months for the following 3 years; Expiration Date -5.5 years from the grant date.

On July 25, 2005, we issued to Simon Langbart 3,150 restricted shares of common stock as consideration for consultancy services.

On September 28, 2005, we sold a Secured Convertible Term Note for 574,713 shares of common stock, and 157,500 warrants which are exercisable at $3.80 per share to Laurus Master Fund Ltd. The warrants are exercisable for a period of 5 years. The certificate representing the warrants was issued on November 16, 2005.

On October 31, 2005, we sold 285,000 restricted shares of common stock, 71,250 warrants exercisable at $3.00 per share, and 71,250 warrants exercisable at $3.25 per share to Crestview Capital Mater, LLC. The warrants are exercisable for a period of 5 years.

On October 31, 2005, we sold 131,162 restricted shares of common stock, 32,791 warrants exercisable at $3.00 per share, and 32,790 warrants exercisable at $3.25 per share to Burlingame Equity Investors, LP. The warrants are exercisable for a period of 5 years.

On October 31, 2005, we sold 16,906 restricted shares of common stock, 4,227 warrants exercisable at $3.00 per share, and 4,226 warrants exercisable at $3.25 per share to Burlingame Equity Investors II, LP. The warrants are exercisable for a period of 5 years.

On October 31, 2005, we sold 51,932 restricted shares of common stock, 12,983 warrants exercisable at $3.00 per share, and 12,983 warrants exercisable at $3.25 per share to Burlingame Equity Investors (offshore) Ltd. The warrants are exercisable for a period of 5 years.

On October 31, 2005, we sold 400,000 restricted shares of common stock, 100,000 warrants exercisable at $3.00 per share, and 100,000 warrants exercisable at $3.25 per share to Mercantile Discount-Provident Funds. The warrants are exercisable for a period of 5 years.

On November 13, 2005, our Board of Directors ratified the grant of 600,000 options to Wade Spooner and 300,000 options to Ted Parsons, under our 2004 Stock Option Plan, pursuant to the terms described in their March 10, 2005 employment agreements.

On November 16, 2005, we issued 245,000 warrants to Oberon Securities, LLC. The warrants are exercisable at $3.15 per share for a period of 5 years.

On November 16, 2005, we issued 10,370 warrants to Yitzhak Rosenbaum. The warrants are exercisable at $3.50 per share for a period of 5 years.

On November 16, 2005, we issued 32,500 warrants exercisable at $5.10 per share and 32,500 warrants exercisable at $6.80 per share to Elite Financial Communications Group, LLC. The warrants are exercisable for a period of 5 years.

On December 29, 2005, we have been notified by Campbeltown Business Limited (“Campbeltown”) that it decided to exercise its 500,000 options. Pursuant to the exercise of the options and in return for $200,000 we issued to Campbeltown 500,000 restricted shares of common stock.

On December 29, 2005, our Board of Directors entered into an oral Stock Purchase Agreement with Mr. Abraham Keinan, our Chairman of the Board pursuant to which we repurchased 100,000 restricted shares of our common stock at a price of $2.50 per share (market price at that day was $2.75 per share). The 100,000 shares were returned to us for cancellation. The Agreement was approved by a majority of the non-interested members of our Board of Directors.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Annual Report.
The Company's revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the Company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, changing government regulations domestically and internationally affecting our products and businesses.

OVERVIEW

Xfone, Inc. was incorporated in Nevada, U.S.A. in September 2000. We are a holding company providing international voice and data communications services with operations in the United Kingdom, the United States and Israel that offer a wide range of services, which include: local, long distance and international telephone services, prepaid and postpaid calling cards; cellular services; VOIP services; reselling opportunities; and email and fax broadcasting services. The Company serves customers across Europe, Asia, North America, South America, Australia and Africa.

On October 4, 2000, we acquired Swiftnet Limited which had a business plan to provide comprehensive telecommunication services and products by integrating new and old products, services and ideas through one website. Swiftnet was incorporated in 1990 under the laws of the United Kingdom. Until 1999, the main revenues for Swiftnet were derived from messaging and fax broadcast services. During 2000, Swiftnet shifted its business focus and its focus has remained on telephony voice services offering comprehensive support packages to resellers and new services. Utilizing automation and proprietary software packages, Swiftnet's strategy is to grow without the need of heavy investments and with lower expenses for operations and registration of new customers.

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd. (which changed its name to Xfone 018 Ltd. in March 2005). On July 4, 2004, the Ministry of Communications of the State of Israel granted Xfone 018 a license to provide international telecom services in Israel. We started providing services in Israel through Xfone 018 as of mid-December 2004. Headquartered in Petach Tikva, Israel, Xfone 018 Ltd. is a telecommunications service provider that owns and operates its own facilities-based telecommunications switching system. Xfone 018 provides residential and business customers with high quality international carrier services.

On May 28, 2004, we entered into an agreement to acquire WS Telecom Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., through the merger of WS Telecom into our wholly owned subsidiary Xfone USA, Inc. On July 1, 2004, Xfone USA entered into a management agreement with WS Telecom which provided that Xfone USA provide management services to WS Telecom pending the consummation of the merger. The management agreement provided that all revenues generated from WS Telecom business operations would be assigned and transferred to Xfone USA. The term of the Agreement commenced on July 1, 2004, and continued until the consummation of the merger on March 10, 2005. In connection with the acquisition of WS Telecom, we issued a promissory note to Wade Spooner, an officer of WS Telecom; the promissory note is for an aggregate amount of $200,000 to replace a note of WS Telecom in favor of Mr. Spooner. This note was amended to provide for quarterly payment beginning in October 2004, provided that such payment may not be made in any quarter when it would exceed 50% of the net profits of Xfone USA and in the event of a negative quarterly, no payment will be made. Headquartered in Jackson, Mississippi, Xfone USA, Inc. is a telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system. Xfone USA provides residential and business customers with high quality local and long distance services, as well as cable television and high speed Internet services to planned communities in Mississippi. Xfone USA is licensed to provide telecommunications services in Alabama, Florida, Georgia, Louisiana and Mississippi. Xfone USA’s utilizes integrated multi-media offerings - combining digital voice, data and video services over broadband technologies - all on one single itemized bill.

On August 18, 2005, we entered into an Agreement and Plan of Merger to acquire I-55 Internet Services, Inc., a Louisiana corporation (the “Merger Agreement”). On September 13, 2005, we filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the Merger Agreement. On October 10, 2005, the Company entered into a First Amendment to the Merger Agreement, by and among I-55 Internet Services, the Company, Xfone USA, Inc., the Company’s wholly-owned United States subsidiary and Hunter McAllister and Brian Acosta, key employees of I-55 Internet Services, in order to induce the Company and Xfone USA not to terminate the Merger Agreement due to a material adverse effect that Hurricane Katrina has had on the assets and business of I-55 Internet Services. As part of the amendment and since the merger of I-55 Internet Services with and into Xfone USA has not been consummated yet, in the interim, the parties agreed and entered into on October 11, 2005 a Management Agreement (the "Management Agreement") that provides that I-55 Internet Services hires and appoints Xfone USA as a manager to be responsible for the operation and management of all of I-55 Internet Services business operations, including among other things personnel, accounting, contracts, policies and budget. In consideration of the management services to be provided under the Management Agreement, I-55 Internet Services assigns and transfers to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the Management Agreement. The term of the Management Agreement commenced on October 11, 2005 and shall continue until the consummation of the Merger, provided that the Management Agreement may be terminated by either party at any time after March 1, 2006 upon 30 days prior notice. The merger is expected to consummate on or about March 31, 2006.

I-55 Internet Services provides internet access and related services throughout the Southeast United States to individuals and businesses located predominantly in rural markets. It offers an array of internet services tailored to meet the needs of individuals and business subscribers including dial-up, high speed dedicated access and web services. I-55 Internet Services offers its services in various prices and packages that allow subscribers to customize their subscription with services that also meet their particular requirements. The primary services of I-55 Internet Services are dial-up and DSL internet access services and various applications such as email, the World Wide Web, internet relay chat, file transfer protocol and Usenet news access. I-55 Internet Services also performs services such as installation of various networking equipment, website design and other internet access installation services.

On August 26, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire I-55 Telecommunications, LLC, , a Louisiana corporation (“I-55 Telecommunications”). On September 13, 2005, we filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the Merger Agreement. In order to demonstrate the Company's intention to continue on with the transaction contemplated by the Merger Agreement, the parties entered into on October 12, 2005 a Management Agreement (the “Management Agreement”), providing that I-55 Telecommunications hires and appoints Xfone USA as manager to be responsible for the operation and management of all of I-55 Telecommunication’s business operations. In consideration of the management services to be provided under the Management Agreement, I-55 Telecommunications assigns and transfers to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the Management Agreement. The term of the Management Agreement commenced on October 12, 2005 and shall continue until the consummation of the Merger, provided that the Management Agreement may be terminated by either party at any time after March 1, 2006 upon 30 days prior notice. The merger is expected to consummate on or about March 31, 2006.

I-55 Telecommunications provides voice, data and related services throughout the Louisiana and Mississippi area to both individuals and businesses. I-55 Telecommunications is a licensed facility based CLEC in Louisiana and Mississippi with a next generation class 5 switching solution. I-55 Telecommunications offers a complete package of local and long distance services to residential and business customers across both states. With continued cross selling to I-55 Internet Services customers as well as projected expansion into 4 new rural wire centers per year, I-55 Telecommunications expects to continue its tremendous revenue growth and increase in market share. Regulations affecting the telecommunications industry begin in March in 2006; conversions of all circuits affected will be complete by April 2006. The competition in rural markets is also rapidly declining due to the removal of UNE-P and the decline in the competitive local exchange providers that had been dependent on UNE-P as their only source for providing competitive local telephone services in those communities. This provides for a unique opportunity for I-55 Telecommunications to gain market share, by utilizing its existing network and to expand it facilities into these areas becoming a primary alternative to the monopoly Incumbent Local Exchange Company.

On September 27, 2005, a Securities Purchase Agreement was entered for a $2,000,000 financial transaction by and among the Company, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment, which takes the form of a convertible note secured by the Company’s United States assets, has a 3 -year term and bears interest at a rate equal to prime plus 1.5% per annum. The Note is convertible, under certain conditions, into shares of the Company’s common stock at an initial conversion price equal to $3.48 per share. The closing of the financing was on September 28, 2005. Net proceeds from the financing are mainly to be used for procurement of capital equipment and general working capital purposes for the Company and Xfone USA, eXpeTel Communications and Gulf Coast Utilities, Inc. The financial transaction will result in dilution in the percentage of common stock owned by the Company’s current shareholders, although the price paid would be in excess of the net tangible assets per share and are accordingly not economically dilutive. The potential of sales of these shares or the actual sale could have adverse effect on the price of common stock.

On September 28, 2005, a Securities Purchase Agreement was entered for a $2,212,500 financial transaction by and among the Company, Crestview Capital Master, LLC, Burlingame Equity Investors and Mercantile Discount - Provident Funds. Upon the closing of the financial transaction on October 31, 2005, the Company issued to the investors an aggregate of 885,000 shares of common stock at a purchase price of $2.50 per share together with 221,250 warrants at $3.00 per share for a period of five years and 221,250 warrants at $3.25 per share for a period of five years. The net proceeds of the financing are expected to be used for general working capital and/or investment in equipment and/or for acquisitions and/or business development. The financing transaction will result in dilution in the percentage of common stock owned by the Company’s current shareholders, although the price paid would be in excess of the net tangible assets per share and are accordingly not economically dilutive. The potential of sales of these shares or the actual sale could have adverse effect on the price of common stock.

On November 23, 2005, a Securities Purchase Agreement was entered for a $810,000 financial transaction by and among the Company, Mercantile Discount-Provident Funds, Hadar Insurance Company Ltd., the Israeli Phoenix Assurance Company Ltd. and Gaon Gemel Ltd. In conjunction with the financial transaction, the Company issued on March 28, 2006 an aggregate of 324,000 shares of common stock at a purchase price of $2.50 per share together with 81,000 warrants at $3.00 per share for a period of five years and 81,000 warrants at $3.25 per share for a period of five years. The certificates representing said shares and the warrants are currently held by the Escrow Agent. The financial transaction is expected to close on or about April 3, 2006. The net proceeds of the financing are expected to be used for general working capital and/or investment in equipment and/or for acquisitions and/or business development. The financing transaction will result in dilution in the percentage of common stock owned by the Company’s current shareholders, although the price paid would be in excess of the net tangible assets per shares and are accordingly not economically dilutive. The potential of sales of these shares or the actual sale could have adverse effect on the price of the common stock.

On January 1, 2006, Xfone USA, Inc., the Company's wholly owned subsidiary, entered into an Agreement with EBI Comm, Inc. (“EBI”), a privately held Internet Service Provider, to purchase the assets of EBI. EBI is providing a full range of Internet access options for both commercial and residential customers in north Mississippi. Based in Columbus, Mississippi, EBI’s services include Dial-up, DSL, T1 Dedicated Access and Web Hosting. Its customer base, currently numbering approximately 1,500 Internet users, is largely concentrated in the Golden Triangle area, which includes Columbus, West Point and Starkville Mississippi. The acquisition was structured as an asset purchase, providing for Xfone USA to pay EBI total consideration equal to 50% of the monthly collected revenue from the customer base during the first 12 months following completion of the asset purchase. Acquired assets include the customer base and customer lists, trademarks and all related intellectual property, fixed assets and all account receivables. The acquisition is not significant from an accounting perspective.

On January 10, 2006 (effective as of January 1, 2006), Xfone USA, Inc., the Company's wholly owned subsidiary, entered into an Asset Purchase Agreement with Canufly.net, Inc., (“Canufly.net”), an Internet Service Provider based in Vicksburg, Mississippi, and its principal shareholder, Mr. Michael Nassour. Canufly.net provides residential and business customers with high-speed Internet services and utilizes the facilities-based network of Xfone USA, as an alternative to BellSouth, to provide Internet connectivity to its customers. Canufly.net also provides Internet services through wireless applications. The Company closed the transaction contemplated by the Asset Purchase Agreement on January 24, 2006. The acquisition is not significant from an accounting perspective.

Note to financial transactions:

Following the September 27, 2005, September 28, 2005, and November 23, 2005 financial transactions described above (the "Financial Transactions"), the Company could suffer dilution from the resale of a substantial number of shares. As a result of the issuance and registration of shares pursuant to the Financial Transactions, a substantial number of our shares of common stock becomes available for immediate resale, which could have an adverse effect on the price of our common stock. In the event that the sale of such shares results in a decline in our stock price it may cause other shareholders to sell their shares or even engage in short sales of the Company's common stock which could cause the price to further decline. Any such decreases in the price of our common stock may cause stockholders to lose some or all of their investment. To the extent any of the investors in the Financial Transactions exercise any of their warrants, and then resell the shares of common stock issued to them upon such exercise, the price of our common stock may decrease even further due to the additional shares of common stock in the market. The exercise of the warrants and the conversion of the secured convertible note into common stock will substantially dilute existing stockholders and will likely have a negative affect on the market price of our common stock. We lack control over the timing of any exercise or the number of shares offered or sold.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005

UK Operations

Our UK subsidiary, Swiftnet Limited traditionally had a business plan to provide comprehensive telecommunication services and products by integrating new and old services, products and ideas through one website. Utilizing automation and proprietary software packages, Swiftnet's strategy is to grow without the need of heavy investments and with lower expenses for operations and registration of new customers.

In 2005 we had only approximately 0.11% of the market share of the United Kingdom telecommunication market (not including mobiles revenues), based on our revenues of $14,044,546 (approximately 8,141,766 United Kingdom pounds) during 2005, compared with approximately 12.4 billion USD telecommunication market (not including mobiles revenues) in the United Kingdom (approximately 7.2 billion United Kingdom pounds).

We have four major types of customers in the UK: Residential, Commercial, Governmental agencies and Resellers. During 2005, there were two UK customers that accounted for 5% or more of our revenues: (a) our affiliate, Story Telecom, represented approximately 23% of our total revenues; and (b) British Telecom represented approximately 19% of our total revenues. Our largest non affiliated reseller was WorldNet Global Communications Ltd. ("WorldNet") that generated approximately 3.7% of our revenues during 2005. We provide WorldNet with the billing system. We anticipate that WorldNet will continue to contribute approximately the same amount of UKP to our revenues in year 2006. However, should our agreements involving Story Telecom, WorldNet or British Telecom be cancelled, our revenues will be negatively affected. As of December 31, 2005, approximately 58% of our revenues were derived from our operations in the United Kingdom.

US Operations

Our US subsidiary, Xfone USA, Inc. provides voice, data and related services throughout the Louisiana and Mississippi area to both individuals and businesses. Xfone USA is a licensed facility based CLEC in Louisiana and Mississippi with a next generation class 5-carrier switch. Xfone USA offers a complete package of local and long distance services to residential and business customers across both states.

In 2005 we had approximately 12,000 End-User Switched Access telephone lines in the Alabama, Louisiana and Mississippi market through the combination of Xfone USA and I-55 Telecommunications, LLC or 0.2% of market share. This total market size in 2005 represented 5,965,767 telephone lines, with BellSouth telecommunications maintaining its monopoly market share with 5,186,156 telephone lines or 86.9% of the market. All CLECs combined made up the remaining 779,611 telephone lines or 13% of the 3 states market, according to the 2005 FCC Report - Trends in Telephone Competition.

As of December 31, 2005, approximately 32% of our revenues were derived from our operations in the United States.

With continued cross selling to Xfone USA Customers as well as projected expansion into specific targeted wire centers, we expect to continue revenue growth and increased market share. Regulations affecting the telecommunications industry begin in March 2006; conversions of all circuits affected will be complete by April 2006. The competition in rural markets is also rapidly declining due to the removal of UNE-P and the decline in the competitive local exchange providers that had been dependent on UNE-P as their only source for providing competitive local telephone services in those communities. Management believes that this provides for a unique opportunity for Xfone USA to gain market share, by utilizing its existing network and to expand it facilities into these areas becoming a primary alternative to the monopoly Incumbent Local Exchange Company.

The overall trend for 2006 shows improving wireline margins in the Business markets and slightly improving margins in the Residential (Consumer) markets for facilities based providers. Mergers and acquisitions will heat up in 2006 and will become a major component for offsetting the line loss expectations due to the regulatory changes involving UNE-P. The industry has seen four mega mergers in the past two (2) years that have changed the landscape in the telecommunications industry. Analysts believe there will be more consolidation opportunity over the next two years in both wireline and wireless markets, which may also include Bell mergers.

As a result of regulatory changes, the competitive landscape has changed, creating additional opportunity for facilities based competitive carriers to gain a larger market share in a shorter period of time, due to the departure of non-faculties based providers through either termination of their business or through acquisitions.

Demands in the market show the increase of interest in providing Telco TV, VOIP products and rapid growth in the Broadband market, heating up competition with the Regional Bell Carriers and cable providers. DSL services should continue to grow due to aggressive pricing with higher speeds becoming the norm delivering download speeds of 6 Meg in certain areas.

Xfone USA’s business plan includes expansion of market share in both Business and Residential markets in its specific geographic service areas primarily in Mississippi and Louisiana, and will focus in those markets where the Company has deployed its own network and Central Offices (CO’s), which are the highest margin areas. The Business markets will be expanded through Direct Sales and Independent sales efforts, while the Residential markets will be expanded through mass marketing efforts including telesales, direct mail, email marketing and other advertising and message delivery opportunities.

Xfone USA’s business plan also includes growth through small acquisitions, primarily in Mississippi and Louisiana.

Xfone USA is also planning for the future and emergence of the “Third Network” and has scale and availability to implement VoIP, Telco TV, WiFi and WiMax network architecture, as they become more viable into the future. However, these deployments are currently under much scrutiny and are being implemented in larger metropolitan areas such as New York City, Philadelphia, and San Francisco.

Israeli Operations

Since the opening of the international telephony market in Israel to competition in 1996, and until 2004, only three companies have provided international telephony services in Israel. The market, estimated to be two billion minutes per year, was more or less equally divided between the three companies. On July 4, 2004, the Ministry of Communications of the State of Israel granted our subsidiary, Xfone 018 Ltd. a license to provide international telecom services in Israel. We started providing services in Israel through Xfone 018 as of mid-December 2004. In 2004, two other new providers of international telephony services lunched their services. The international telephony market is highly competitive and all six providers had to offer low prices in order to attract or retain subscribers and call minutes. We estimate our market share as of December 31, 2005, as approximately 4% of the Israeli market.

We have two major types of customers in Israel: Residential and Commercial. During 2005, there was one Israeli customer that accounted for 5% of our total revenues - Bezeq The Israel Telecommunication Corp. As of December 31, 2005, approximately 10% of our revenues were derived from our operations in Israel.

Xfone 018 is operating with significantly lower overhead than its five competitors in the Israeli market by utilizing and building on our previous business models and therefore we believe that Xfone 018 will increase its market share in the international communication market. At present, Xfone 018 is increasing the performance for billable minutes in each quarter and we believe that Xfone 018 will generate a greater part of our revenues and will have a major contribution to our expected growth.

Our primary geographic markets are the United Kingdom, the United States and Israel.  However, we serve customers across Europe, Asia, North America, South America, Australia and Africa.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Comparison Financial Information Years ended December 31, 2005, 2004, 2003,2002 and 2001 - Percentage of Revenues:

	2005	2004	2003	2002	2001
Revenues	100.0%	100.0%	100.00%	100.00%	100.00%
Cost of Revenues	-65.57%	-70.53%	-61.36%	-58.66%	-61.29%
Gross Profit	34.43%	29.47%	38.64%	41.34%	38.71%
Operating Expenses:
Research and Development	-0.05%	-0.23%	-0.61%	-0.86%	-1.16%
Marketing and Selling	-8.94%	-14.35%	-14.98%	-8.56%	-8.24%
General and Administrative	-25.76%	-13.89%	-13.89%	-23.48%	-20.46%
Total Operating Expenses	-34.75%	-28.47%	-29.49%	-32.90%	-29.86%
Income before Taxes	-0.32% %	0.63%	8.76%	8.39%	7.72%
Net Income	0.18%	0.35%	5.79%	6.44%	5.48%

Years ended December 31, 2005 and 2004:

Revenues. Revenues for the year ended December 31, 2005 increased 25% to £14,113,748 ($24,346,215) from £11,330,116 ($21,867,124) for the same period in 2004. The increase in our Revenues is primarily attributable to the USA, Xfone USA’s revenues that increased from £1,598,344 ($3,084,804) for the year ended December 31, 2004 to £4,516,472 ($7,790,914) for the same period in 2004. The increase in our revenues derived from Internet revenues of £814,267 ($1,404,611) and the rest derived from Telephone and messaging services.

All traffic generated by the Story Telecom calling cards is delivered through our systems.

The breakdown of our revenues for the year ended December 31, 2005 and 2004 is reflected in the table below:

Amounts in UK sterling

	2005	2004
Telephone and messaging services	9,425,451	5,930,541
Mobile phones	437,573	480,451
Internet	814,267
Calling Cards	3,436,457	4,919,124
Total	14,113,748	11,330,116

Amounts in US dollar

	2005	2004
Telephone and messaging services	16,256,903	11,445,944
Mobile phones	754,813	927,270
Internet	1,406,611
Calling Cards	5,927,888	9,493,910
Total	24,346,215	21,867,124

Because both have similar economic characteristics, such as prices that we charge and the nature of the services, we have combined residential and commercial customers as one segment.

The following table reflects a breakdown of our Revenues according to cost of revenues characteristics and major resellers:

Amounts in UK sterling

	2005	2004
Regular telephony voice service
and other related services:	£9,575,731	£5,852,720
Internet	£814,267
Story Telecom	£3,203,663	£4,778,564
WorldNet	£520,087	£698,832
Total Revenues	£14,113,748	£11,330,116

Amounts in US dollar

	2005	2004
Regular telephony voice service
and other related services:	$16,516,135	$11,295,750
Internet	$1,406,611
Story Telecom	$5,526,319	$9,222,629
WorldNet	$897,150	$1,348,745
Total Revenues	$24,346,215	$21,867,124

Story telecom contributed 23% of our revenues for the year ended December 31, 2005 as compared with 42% for the same period of 2004. Regular telephony voice services contributed 68% of our revenues for the year ended December 31, 2005 as compared with 52% for the same period of 2004. The growth in the regular telephony services of £3,723,011 ($5,220,385) or 64% is mainly attributable to a growth of £2,103,861 ($3,629,160) in the revenues that were generated in the US market in 2005 and to a growth of 1,446,267 ($2,492,914) in the revenues that were generated in the Israeli market during 2005.

We believe that during 2006 our new subsidiaries in Israel and the US will generate a greater part of our revenues and will have a major contribution to our expected growth.

We expect that during 2006 Swiftnet will continue to operate at the same type of services and will continue to generate a significant portion of our Revenues. We will offer some new services and billing alternatives to stronger the connection with our registered customers and to enable easy usage of our services to non registered users. Our agreement with resellers can be terminated within a relatively short notice of 7-60 days. Our largest non affiliated reseller is Worldnet that generated approximately 4% of our Revenues in 2005. Worldnet can terminate the agreement with a 7 days notice, which would adversely affect our Revenues. We anticipate that in 2006 Worldnet will continue to contribute approximately the same amount of UK Pounds to our Revenues.

Cost of Revenues

Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues increased 16% to £9,254,597 ($15,964,180) for the year ended December 31, 2005, from £7,991,375 ($15,423,353) for the year ended December 31, 2004, representing 65.6% and 70.5% of the total revenues for the year ended December 31, 2005 and December 31, 2004, respectively. The decrease in the cost of revenues as a percentage of revenues is attributable to the decrease of our revenues that derive from Story Telecom that focuses on Calling Cards services. Story Telecom,accounts for approximately 23% of our revenues in the year ended December 31, 2005 compared to 42% in the year ended December 31, 2004. Our cost of revenues as a percentage of revenues related to Worldnet is 76% and 55% for the years ended December 31, 2005 and 2004, respectively. Our cost of revenues as a percentage of revenues related to Story Telecom is approximately 94% for the years ended December 31, 2005 and 2004, while the cost of revenues as a percentage of the rest of our revenues was 56% for the year ended December 31, 2005 and 52% for the year ended December 31, 2004. This decrease of the cost of revenues as a percentage of revenues for non Story Telecom related revenues is mainly attributable to the 47% cost of revenues in the US market in 2005.

Cost of revenues breakdown:

Amounts in UK sterling

	2005	2004
Regular Telephony Services and others	£5,835,915	£3,098,938
Story Telecom	£3,022,324	£4,508,079
Worldnet	£396,358	£384,358
Total:	£9,254,597	£7,991,375

Amounts in US dollar

	2005	2004
Regular Telephony Services and others	$10,066,953	$5,980,950
Story Telecom	$5,213,509	$8,700,592
Worldnet	$683,718	$741,811
Total:	$15,964,180	$15,423,353

If market conditions, such as lower prices proposed by competitors in the market, force us to lower the prices that we charge our customers, our cost of revenues as percentage of revenues will increase.

GENERAL ANALYSIS

Research and Development. Research and development expenses were £6,896 ($11,896) and £25,945 ($50,074) for the years ended December 31, 2005 and 2004, respectively, a decrease of £19,049 ($38,178). The decrease was mainly due to lower expenses related to the upgrade of software for our telephone platforms and billing systems. Research and development expenses consist of labor costs of our research and development manager and other related costs.

Marketing and Selling Expenses. Marketing and selling expenses decreased to £1,262,182 ($2,177,264) from £1,626,288 ($3,138,736) for the year ended December 31, 2005 and 2004. This decrease was, mainly, a result of a decrease of £741,969 ($1,279,897) in our commission expenses in the United Kingdom, mainly commissions paid to VSAT and our affiliated company Auracall. Commissions we paid to our affiliated company Auracall, decreased in £350,188 ($604,074) from £496,822 ($958,866) for the year ended December 31, 2004 to £146,634 ($252,944) for the year ended December 31, 2005. Marketing and selling expenses as percentage of revenues were 9% and 14% for the year ended December 31, 2005 and 2004, respectively. Marketing expenses consist of salaries of related personnel, commissions related activities, including commissions for agents that promote, through our customer British Telecom, the usage of non geographical numbers similar to 1-800 or 1-900 with no specific geographical place and advertising. The marketing and selling expenses for the year ended December 31, 2005, include £446,856 ($770,827) that were incurred by our Israeli subsidiary that started operation in mid-December 2004.

General and Administrative Expenses. General and administrative expenses increased to £3,635,819 ($6,271,788) for the year ended December 31, 2005 from £1,573,726 ($3,037,291) for the year ended December 31, 2004. The increase in our general and administrative expenses is mainly attributable to: (a) Salaries and benefits increased in £800,778 ($1,381,342) mainly due to £148,884 ($256,825) incurred by our Israeli subsidiary, a bonus of £125,121 ($220,000) which was granted to our CEO, and the fact that in 2005 our US subsidiary was consolidated a full year. and (b) Marketing expenses in the amount of £236,156 ($407,369) incurred by our Israeli subsidiary in the process of initiating its operations, and (c) expenses related to companies under management agreement incurred by the US subsidiary in the amount of £466,059 ($803,952).

Financing Expenses. Financing expenses, net, increased to £122,338 ($211,033) for the year ended December 31, 2005 from £ 83,403 ($160,968) for the year ended December 31, 2004 mainly due to the were incurred by our Israeli subsidiary that started operation in mid-December 2004.

Equity in Income of Affiliated Company. Equity income from Auracall increased to £76,800 ($132,480) from £20,885 ($40,308) reflecting our 47.5% portion in our affiliated company Auracall.

Loss from Hurricane Katrina. The Company incurred a one-time loss of £38,703 ($66,763) resulting from damages caused by the Hurricane Katrina to the Company's equipment and operations.

Income before Taxes. Income before taxes for the year ended December 31, 2005 increased by 24% to £88,619 ($152,866) from £71,392 ($137,788) for the year ended December 31, 2004. The increase of the income before taxes is attributable primarily to the increase in our gross profit margin from 29.5% to 34.5%, partially offset by the increase in our general and administrative mentioned above.

Taxes on Income. United Kingdom companies are usually subject to income tax at the corporate rate of 20%-30%. Taxes on income for the year ended December 31, 2005, amounted to £62,541 ($107,883) which represents 71% of the income before taxes as compared with £31,518 ($60,830) for the year ended December 31, 2004 that represents 44% of the income before taxes. The increase in the percentage of taxes on such income before taxes is attributable primarily to the income that derived from our United Kingdom activities and due to tax losses of our Israeli subsidiary, of which the company recorded only partial future tax benefit.

Net Income. Net Income for the year ended December 31, 2005 was £26,078 ($76,958) as compared to £39,874 ($76,958) for the year ended December 31, 2004. The decrease in net income is attributable primarily to increase in our general and administrative expenses, as mentioned above.

Earning Per Share. The earning per share of common stock for the year ended December 31, 2005 was £0.004 ($0.007) for basic 6,868,471 weighted average shares and £0.003 ($0.006) for diluted 7,943,184 shares. Earning per share for the year ended December 31, 2004 was £0.007 ($0.013) for basic 5,998,252 weighted average shares and £0.005 ($0.009) for diluted 8,632,950 shares.

BALANCE SHEET

Comparison of the balance sheet as of December 31, 2005 and December 31, 2004

Current Assets. Current assets amounted to £6,895,592 ($11,894,897) as of December 31, 2005, as compared with £3,886,034 ($6,833,591) as of December 31, 2004. This increase in our current assets is mainly attributable to the growth of £1,262,382 ($2,177,609) in the account receivables due to the consolidation of our US subsidiary. Our cash positions for December 31, 2005 were £2,494,923 ($4,303,742) compared with £797,097 ($1,401,695) as of December 31, 2004. This increase in our current assets is mainly attributable to the sale of a convertible secured term note in the aggregate amount of $2,000,000. As of December 31, 2005, approximately 37% of our account receivables relate to our affiliated company, Story Telecom, as compared with 48% for December 31, 2004. This decrease is a result of a decrease in the revenues generated by Story Telecom to 23% of total revenues for the year ended December 31, 2005, from 42% of total revenues for year ended December 31, 2004.

Loan to Shareholder. Loan to the shareholder, Mr. Abraham Keinan, our Chairman of the Board of Directors, amounted to £123,965 ($213,840) as of December 31, 2005, compared to £247,931 ($478,506) as of December 31, 2004. The total amount of £123,695 ($213,840) is classified as current assets as Mr. Keinan agreed with the Company to repay this amount during fiscal year 2006.

Fixed Assets. Fixed assets after accumulated depreciation increased to £2,051,315 ($3,538,518) as of December 31, 2005, as compared with £1,255,293 ($2,207,433) as of December 31, 2004. Growth in fixed assets reflects mainly the consolidation of our US subsidiary in our December 31, 2005, balance sheet, as well as investment in fixed assets of our Israeli subsidiary in the process of initiating its operations.

Current Liabilities. As of December 31, 2005, current liabilities increased to £5,423,951($9,356,315) as compared with £2,479,429 ($4,360,076) as of December 31, 2004. The increase in our current liabilities results mainly from an increase of £1,230,710 ($2,212,975) in our trade payables and an increase of £1,064,053 ($1,835,491) in our other liabilities and accrued expenses mainly relates to our new United States subsidiary and our Israeli subsidiary in the process of initiating its operations.

Long-term liabilities. As of December 31, 2005, long-term liabilities increased to £1,471,211 ($2,537,839) as compared with £651,863 ($1,258,096) as of December 31, 2004. The increase in our long-term liabilities results mainly from a Securities Purchase Agreement in amount of £860,373 ($1,484,143). This Securities Purchase Agreement was entered on the 27th of September, 2005 for a $2,000,000 financial transaction by and among the Company, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment, which takes the form of a convertible note secured by the Company’s United States assets, has a 3 -year term and bears interest at a rate equal to prime plus 1.5% per annum. The Note is convertible, under certain interest at a rate equal to prime plus 1.5% per annum. The Note is convertible, under certain conditions, into shares of the Company’s common stock at an initial price equal to $3.48 per share. In addition to the convertible note our long-term liabilities also consist of bank facility and other liabilities. Xfone had no default on financial covenants in the past and we believe that we have the ability to satisfy our repayment obligations in the future.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of December 31, 2005, amounted to £2,494,923 ($4,303,742) as compared with £797,097 ($1,401,695) as of December 31, 2004, an increase of £1,697,826 ($2,902,047). Net cash provided by operating activities for the year ended December 31, 2005, was £854,515 ($1,474,035). Investing activities in our new subsidiary Xfone 018 Ltd. and purchase of other assets and equipment used was £931,929 ($1,607,577). Our financing activities provided a net amount of £1,775,239 ($3,062,289), mainly attributable to the sale of $2,000,000 secured convertible term note and a shares issuance of $2,212,500.

Our capital investments are primarily for the purchase of equipment and software for services that we provide or intend to provide.

Capital lease obligations: We are the lessee of switching and telecom equipment under capital leases expiring in various years through the year 2007; during 2005 we repaid £138,723 ($239,297) of our capital lease obligations.

The minimum future lease payments are:

2006	£100,432	$173,245

In the fiscal year 2006 we may procure and or develop additional equipment and software to enhance our capacity in the United Kingdom, United States and Israel for the amount of approximately £869,565 ($1,500,000). In case that we manage to establish or acquire an operation in a new country, we anticipate that an investment of approximately £579,710 ($1,000,000) in equipment, infrastructure and software would be required to become operational in each new country. Currently we do not have any plan to expend into any additional countries.

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

Our Israeli based subsidiary, Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel to finance its start-up activities. The credit facility includes a revolving credit line of 500,000 New Israeli Shekels ("NIS") and a short-term credit line of 2,250,000 NIS. In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; (b) a fixed charge on its telecommunication equipment (including switches); (c) subordination of a Term Note of $800,000 (in favor of the Company); (d) assignment of rights by way of pledge on the Partner Communications Company Ltd., contract, the Cellcom Israel Ltd., contract the Pelephone Communications Ltd., contract, and the Credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson, which includes a stock pledge. The Company agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral; (f) The Company and Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank.

According to agreements signed between the Company and its 26% minority interest partner in Xfone 018 Ltd. (the "Minority Partner"), the Minority Partner provided in the fourth quarter of year 2004, a shareholder loan of approximately $400,000 (£235,783) to Xfone 018. This loan is for four years with annual interest of 4% and linkage to the Israeli consumer price index.

As of December 31, 2005, our Israeli subsidiary activities were financed by the shareholders loans and by using £598,815 ($1,032,956) credit facility from Bank Hapoalim.

On September 27, 2005, a Securities Purchase Agreement was entered for a $2,000,000 financial transaction by and among the Company, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment, which takes the form of a convertible note secured by the Company’s United States assets, has a 3 -year term and bears interest at a rate equal to prime plus 1.5% per annum. The Note is convertible, under certain conditions, into shares of the Company’s common stock at an initial conversion price equal to $3.48 per share. The closing of the financing was on September 28, 2005. Net proceeds from the financing are mainly to be used for procurement of capital equipment and general working capital purposes for the Company and Xfone USA, eXpeTel Communications and Gulf Coast Utilities, Inc. The financial transaction will result in dilution in the percentage of common stock owned by the Company’s current shareholders, although the price paid would be in excess of the net tangible assets per share and are accordingly not economically dilutive. The potential of sales of these shares or the actual sale could have adverse effect on the price of common stock.

On September 28, 2005, a Securities Purchase Agreement was entered for a $2,212,500 financial transaction by and among the Company, Crestview Capital Master, LLC, Burlingame Equity Investors and Mercantile Discount - Provident Funds. Upon the closing of the financial transaction on October 31, 2005, the Company issued to the investors an aggregate of 885,000 shares of common stock at a purchase price of $2.50 per share together with 221,250 warrants at $3.00 per share for a period of five years and 221,250 warrants at $3.25 per share for a period of five years. The net proceeds of the financing are expected to be used for general working capital and/or investment in equipment and/or for acquisitions and/or business development. The financing transaction will result in dilution in the percentage of common stock owned by the Company’s current shareholders, although the price paid would be in excess of the net tangible assets per share and are accordingly not economically dilutive. The potential of sales of these shares or the actual sale could have adverse effect on the price of common stock.

On November 23, 2005, a Securities Purchase Agreement was entered for a $810,000 financial transaction by and among the Company, Mercantile Discount-Provident Funds, Hadar Insurance Company Ltd., the Israeli Phoenix Assurance Company Ltd. and Gaon Gemel Ltd. In conjunction with the financial transaction, the Company issued on March 28, 2006 an aggregate of 324,000 shares of common stock at a purchase price of $2.50 per share together with 81,000 warrants at $3.00 per share for a period of five years and 81,000 warrants at $3.25 per share for a period of five years. The certificates representing said shares and the warrants are currently held by the Escrow Agent. The financial transaction is expected to close on or about April 3, 2006. The net proceeds of the financing are expected to be used for general working capital and/or investment in equipment and/or for acquisitions and/or business development. The financing transaction will result in dilution in the percentage of common stock owned by the Company’s current shareholders, although the price paid would be in excess of the net tangible assets per shares and are accordingly not economically dilutive. The potential of sales of these shares or the actual sale could have adverse effect on the price of the common stock.

We believe that our future cash flow from operations together with our current cash will be sufficient to finance our operation activities in 2006.

We will consider raising additional capital through a public or private placement to fund possible acquisitions and business development activities and for working capital.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

As of December 31, 2005, our main functional currency remains the UKP ("British Sterling Pounds") as approximately 58% of our revenues derived from our United Kingdom based subsidiary Swiftnet. Following the acquisition of our United States subsidiary in March 10, 2005, 32% of our business is in US Dollars. In addition we started to do business in Israel with the Israeli currency as of mid December 2004. 10% of our revenues were derived from our Israeli subsidiary. Approximately 50% of the direct traffic costs in Israel are in UKP and the rest in New Israeli Shekels ("NIS"). We believe that the US and Israeli portions of our revenues will increase during 2006. Most of our revenues, current assets and long-term loans to a shareholder are all in UKP and US Dollars.

Our costs of revenues are mainly in UKP and US Dollars.

Most of our liabilities, operating and financing expenses are in UKP. The remainder of the assets, liabilities, revenues and expenditures are in US Dollars and NIS. We anticipate that during 2006 the portion of US Dollars will be greater and will probably turn to our main functional currency although the portion of UKP will stay significant.

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

ITEM 7. FINANCIAL STATEMENTS

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2005

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

As Of December 31, 2005

CONTENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Xfone, Inc.

We have audited the accompanying consolidated balance sheet of Xfone, Inc. as of December 31, 2005, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Xfone 018, Ltd., a 69% owned subsidiary, which statements reflect 10% of total consolidated assets as of December 31, 2005 and 11% of consolidated revenues for the year ended December 31, 2005.  Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Xfone 018, Ltd. as of December 31, 2005 and for the year ended December 31, 2005 is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, and based on that of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xfone, Inc. as of December 31, 2005, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Date: March 29, 2006	By:	/s/ Stark Winter Schenkein & Co., LLP
Stark Winter Schenkein & Co., LLP
Denver, Colorado

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

Chaifetz & Schreiber, P.C. BY: /s/ Chaifetz & Schreiber, P.C .—————————————— Chaifetz & Schreiber, P.C. 21 Harbor Park Drive N. Port Washington, NY 11050 March 31, 2005

Xfone, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2005	2005
		U.S.$
Current assets

Cash	£2,494,923	$4,303,742

Accounts receivable, net	3,533,830	6,095,857

Prepaid expenses and other receivables	742,874	1,281,458

Loan to shareholder	123,965	213,840

Total Current Assets	6,895,592	11,894,897

Fixed assets

Cost	2,535,989	4,374,581

Less - accumulated depreciation	(484,674)	(836,063)

Total fixed assets	2,051,315	3,538,518

Investments	97,685	168,507

Minority Interest	113,960	196,581

Long Term Receivables	283,229	488,570

Other Assets	2,465,333	4,252,699

Total assets	£11,907,114	$20,539,772

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET (Continued)
	December 31,	December 31,
	2005	2005
		U.S.$
Current liabilities
Notes payable - current portion	£769,356	$1,327,139
Trade payables	3,266,078	5,633,985
Other liabilities and accrued expenses	1,288,085	2,221,946
Obligations under capital leases - current portion	100,432	173,245

Total current liabilities	5,423,951	9,356,315

Deferred taxes	82,131	141,676
Notes payable	1,370,240	2,363,664
Severance pay	18,840	32,499

Total liabilities	6,895,162	11,894,154

Guarantees, Commitments & Liens

Shareholders' equity
Preferred stock - 50,000,000 shares authorised, none issued
Common stock:
25,000,000 shares authorised, £.0006896 ($0.001) par value;
8,172,671 issued and outstanding	5,448	9,398
Foreign currency translation adjustment	(116,408)	(200,804)
Contributions in excess of shares	4,406,064	7,600,461
Treasury stock, at cost	(142,166)	(245,236)
Retained earnings	859,014	1,481,799

Total shareholders' equity	5,011,952	8,645,618

Total liabilities and shareholders' equity	££11,907,114	$20,539,772

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
	Years Ended		Year Ended
	December 31		December 31
	2005	2004	2005
			U.S.$
Revenues	£14,113,748	£11,330,116	$24,346,215
Cost of revenues	(9,254,597)	(7,991,375)	(15,964,180)

Gross profit	4,859,151	3,338,741	8,382,035

Operating expenses:
Research and development	(6,896)	(25,945)	(11,896)
Marketing and selling	(1,262,182)	(1,626,288)	(2,177,264)
General and administrative	(3,635,819)	(1,573,726)	(6,271,788)

Total operating expenses	(4,904,897)	(3,225,959)	(8,460,948)

Operating profit (loss)	(45,746)	112,782	(78,913)
Financing expenses - net	(122,338)	(83,403)	(211,033)
Equity in income of affiliated company	76,800	20,885	132,480
Loss from hurricane Katrina	(38,703)	-	(66,763)
Other income	104,646	21,128	180,514

Income before minority interest and taxes	(25,341)	71,392	(43,715)

Minority Interest	113,960	-	196,581

Income before taxes	88,619	71,392	152,866

Taxes on income	(62,541)	(31,518)	(107,883)

Net income	£26,078	£39,874	$44,983

Earnings Per Share:
Basic	£0.004	£0.007	$0.007

Diluted	£0.003	£0.005	$0.006

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Year Ended December 31, 2004 and 2005

	Number of Ordinary Shares	Share Capital	Contributions in excess of Par Value	Foreign currancy translation adjustments	Treasury Stock	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2004	5,117,684	£3,530	£193,514	£-	£-	£793,062	£990,106
Issuance of shares	1,103,187	760	1,180,042	-	-	-	1,180,802
Currency Translation	-	-	-	1,210	-	-	1,210
Net income	-	-	-	-	-	39,874	39,874

Balance at December 31, 2004	6,220,871	4,290	1,373,556	1,210	-	832,936	2,211,992

Purchase of treasury stock	(100,000)	-	-	-	(142,166)	-	(142,166)
Stock issued during the
period, net of issuance expenses:
For acquisition transaction	663,650	370	1,188,204	-	-	-	1,188,574
For services	3,150	2	(2)	-	-	-	-
For cash	885,000	496	832,665	-	-	-	833,161
Exercise of share options	500,000	290	115,129	-	-	-	115,419
Warrants issued during the
period	-	-	756,322	-	-	-	756,322
Beneficial conversion feature							0
relating to convertible note	-	-	140,190	-	-	-	140,190
Currency translation	-	-	-	(117,618)	-	-	(117,618)
Net income						26,078	26,078

Balance at December 31, 2005	8,172,671	£5,448	£4,406,064	£(116,408)	£(142,166)	£859,014	£5,011,952

Convenience translation into U.S.$:
Balance at January 1, 2005	6,220,871	$7,400	$2,369,386	$2,087	$-	$1,436,814	$3,815,687

Purchase of treasury stock	(100,000)	-	-	-	(245,236)	-	(245,236)
Stock issued during the
period, net of issuance expenses:
For acquisition transaction	663,650	638	2,049,652	-	-	-	2,050,290
For services	3,150	3	(3)	-	-	-	-
For cash	885,000	857	1,436,347	-	-	-	1,437,204
Exercise of share options	500,000	500	198,598	-	-	-	199,098
Warrants issued during the
period	-	-	1,304,655	-	-	-	1,304,655
Beneficial conversion feature
relating to convertible note	-	-	241,828	-	-	-	241,828
Currency translation				(202,891)			(202,891)
Net income	-	-	-	-	-	44,983	44,983

Balance at December 31, 2005	8,172,671	$9,398	$7,600,463	($200,804)	($245,236)	$1,481,797	$8,645,618

Xfone, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended		Year Ended
	December 31 ,		December 31 ,
	2005	2004	2005
			U.S.$
Cash flow from operating activities
Net income	£26,078	£39,874	$44,983
Adjustments required to reconcile net income
to net cash provided by (used in)
operating activities:
Depreciation and amortization	246,443	124,200	425,114
Stock issued for professional services	24,377	-	42,050
Minority Interest	(113,960)	-	(196,581)
Currency differences on convertible notes	97,572	-	168,312
Capital (loss) from the sale of fix assets	(5,398)	-	(9,312)
(Increase) in trade receivables	(1,013,747)	(1,007,624)	(1,748,713)
Increase in Severence pay	(4,565)	-	(7,875)
Increase in other receivables	(11,361)	(352,580)	(19,598)
Decrease in shareholder loans	123,966	38,805	213,841
Equity in earnings of investments	(76,800)	(20,885)	(132,480)
Increase in trade payables	957,861	397,938	1,652,310
Increase (decrease) in other payables	521,970	(155,777)	900,398
(Decrease) increase in deferred taxes	82,079	(36,057)	141,586

Net cash provided by (used in) operating activities	854,515	(972,106)	1,474,035

Cash flow from investing activities
Purchase of other assets	(117,348)	(57,816)	(202,425)
Purchase of equipment	(388,580)	(635,905)	(670,301)
change in long-term receivables	(87,000)	-	(150,075)
Proceeds from sale of fixed assets	57,971	-	100,000
Repayment of capital lease obligation	(229,358)	-	(395,643)
Net cash acquired through purchase of WS Telecom	76,594	-	132,125
Acquisition of WS Telecom	(244,208)	-	(421,258)

Net cash (used in) investing activities	(931,929)	(693,721)	(1,607,577)

Cash flow from financing activities
Proceed (Repayment) of long term loans from banks and others	(72,773)	578,741	(125,533)
Repayment of capital lease obligation	-	(187,357)	-
Purchase of Treasury stock	(142,166)	-	(245,236)
Dividend paid	-	(86,270)	-
Proceeds from issuance of convertable notes, net	842,889	-	1,453,984
Proceeds from issuance of common stock	1,147,289	1,180,802	1,979,074

Net cash provided by financing activities	1,775,239	1,485,916	3,062,289

Net Increase (Decrease) in cash	1,697,826	(179,911)	2,928,747

Cash, beginning of year	797,097	977,008	1,374,995

Cash at end of year	£2,494,923	£797,097	$4,303,742

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
For the year ended December 31, 2005
	Year		Year
	December 31,		December 31,
	2005	2004	2005
			U.S.$
Acquiring equipment under capital lease obligation	£-	£319,953	$-
Acquisition of WS Telecom	1,862,000		$3,211,950
Acquisition of communication license	61,256	-	105,667

Issuance of shares of common stock for	-	-	-
Compensation for professional services	-	60,120	-

Interest paid	£92,023	£30,347	$158,739
Tax paid	£23,490	£261,896	$40,520
The accompanying notes are an integral part of these consolidated financial statements

 Note 1 - Organization and Nature of Business

A.
Xfone, Inc. ("Xfone") was incorporated in Nevada, U.S.A. in September, 2000 and is a provider of voice and data telecommunications services, with operations in the United Kingdom, the United States and Israel.

Xfone’s holdings in subsidiaries are as follows:
-	Swiftnet Limited ("Swiftnet") - wholly owned U.K subsidiary.
-	Xfone USA, Inc. ("Xfone USA") located in Mississippi- wholly owned subsidiary.
-	Xfone 018 Ltd, an Israeli company ("Xfone 018") - in which Xfone holds a 69% ownership share.

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd. (which changed its name to Xfone 018 Ltd. in March 2005). On July 4, 2004, the Ministry of Communications of the State of Israel granted Xfone 018 a license to provide international telecom services in Israel. We started providing services in Israel through Xfone 018 as of mid-December 2004. Headquartered in Petach Tikva, Israel, Xfone 018 Ltd. is a telecommunications service provider that owns and operates its own facilities-based telecommunications switching system

In May 2004 Xfone entered into an agreement to acquire WS Telecom Inc. a Mississippi corporation, which provides telecommunication services in the southeastern United States. From July 2004 Xfone USA managed WS Telecom Inc. under a management agreement until the consummation of the acquisition on March 10, 2005 (See note 19).

The financial statements consolidate the operations of Xfone, Swiftnet, Xfone 018 and Xfone USA - (collectively the "Company").

B.
The financial statements of the company have been prepared in Sterling ("£") since this is the currency of the prime economic environment, the U.K., in which the majority of the operations of the Company are conducted.

C.
The financial statements have been translated into U.S. dollars using the rate of exchange of the U.S. dollar at December 31, 2005. The translation was made solely for the convenience of the readers. It should be noted that the £ figures do not necessarily represent the current cost amounts of the various elements presented and that the translated U.S. dollars figures should not be construed as a representation that the £ currency amounts actually represented, or could be converted into, U.S. dollars. The representative rate of exchange of the £ at December 31, 2005 was £1 = 1.725 US$.

Note 2 - Significant Accounting Policies

The financial statements are prepared in accordance with generally accepted accounting principles in the United States. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are as follows:

A.	Principles of Consolidation and Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. A minority interest in the loss of a subsidiary will be recorded according to the respective equity interest of the minority and up to its exposure and/or legal obligation to cover the subsidiary losses in case of equity reduced to zero or below.

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
As of December 31, 2005 the accounts receivable are presented net of an allowance for doubtful accounts of £402,957.

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

Equipment is stated at cost. Depreciation is calculated by the declining balance method over the estimated useful lives of the assets. Annual rates of depreciation are as follows:

	Methods	Useful Life
Switching equipment	straight line	10 years
Machinery and equipment	straight line	3-4 years
Furniture and fixtures	straight line	4-14 years
Motor vehicles	straight line	4 years

E.	Other intangible assets

Other intangible assets with determinable lives consist of license for communication services and are amortized over the 20 year term of the license.

F.	Long-Lived Assets

The Company periodically evaluate the recoverability of the carrying amount of long-lived assets (including property, plant and equipment, and intangible assets with determinable lives) whenever event or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We evaluate events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and, economic projections and anticipated cash flows. Impairment, if any, is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and periodically revises such estimates based on current events.

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

The Company accounts for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. Pro forma information (see Note 14) regarding the Company’s net income and net earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123.

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

M.	Goodwill and Indefinite-Lived Purchased Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill acquired in business combination is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. The company assesses goodwill and indefinite-lived intangible assets for impairment annually at the end of each year and more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. SFAS 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

N.	Recent Accounting Pronouncements

1) FAS 123(R)
In December 2004, the FASB issued Statement No. 123 (Revised 2004), "Share-Based Payment" ("Statement 123(R)"). Statement 123(R) supersedes APB 25 and requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest. Statement 123(R) will be effective beginning January 1, 2006. Beginning January 1, 2006, the Company will recognize the unvested portion of employee compensation from stock options and awards equal to the unamortized grant-date fair value over the remaining vesting period.

2) FAS 151

In November 2004, the FASB issued FAS 151, “Inventory Costs—an amendment of Accounting Research Bulletin, ARB 43, Chapter 4”. This statement amends current guidance to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect this statement to have a material effect on the Company’s financial statements or its results of operations.

3) FAS 154

In June 2005, the FASB issued FAS 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 “Accounting Changes” and FAS No. 3 “Reporting Changes in Interim Financial Statements”. This statement provides guidance on the accounting and reporting of accounting changes and error corrections, and guidance in the determination of retrospective application of changes in accounting principals. As applicable to Xfone, the provisions of FAS 154 are effective as for year beginning January 1, 2006.

Note 3 — Prepaid Expenses, Other Receivables and Deposits
	December 31,	December 31,
	2005	2005
		US$
Deferred taxes	£20,590	$35,518
Prepaid acquisition costs	27,930	48,179
Due from Swiftglobal, Ltd. (non-affiliated entity)	10,846	18,709
Other prepaid expenses	180,510	311,380
Due from Story Ltd. (affiliated entity)	15,960	27,531
Tax authorities	52,084	89,845
Income receivable	318,833	549,987
Other receivables	116,121	200,309

	£742,874	$1,281,458

Note 4 - Loan to the Chairman of the Board and Shareholder

The Company has a non-interest bearing loan of £123,965 ($213,840) due from a shareholder which has been classified as current and is to be repaid in 2006.

Note 5 — Fixed Assets
	December 31,	December 31,
	2005	2005
		US$
Fixed Assets

Cost
Equipment held under capital lease	£529,950	$914,164
Office furniture and equipment	197,317	340,372
Development costs	143,079	246,811
Computer equipment	1,665,643	2,873,234

	£2,535,989	$4,374,581
Accumulated Depreciation
Equipment held under capital lease	£135,131	$199,769
Office furniture and equipment	40,911	70,571
Development costs	73,309	126,458
Computer equipment	235,323	439,265

	£484,674	$836,063

Note 6 — Investments

The Company has investments in two business ventures as follows: 47.5% of Auracall Limited (“Auracall”) and 40% of Story Telecom Inc. (“Story”), both entities operate in the UK. Through December 31, 2005, the cumulative net loss of Story has exceeded the Company’s investments therein; accordingly, such investments have been reduced to zero. Story and Auracall buy the telecommunications services they resell, from the Company (See also note 20A).

Note 7 — Other Assets
	December 31,	December 31,
	2005	2005
		US$
Goodwill in connection with the
acquisition of WS Telecom	£2,218,401	$3,826,742
License	80,959	139,654
Other	176,021	303,636
Accumulated amortization	(10,048)	(17,333)
	£2,465,333	$4,252,699

Note 8 — Other Liabilities and Accrued Expenses
	December 31,	December 31,
	2005	2005
		US$
Companies under management agreements	£271,335	$468,053
Shareholders	29,743	51,307
Corporate taxes	33,124	57,139
Professional fees	23,797	41,050
Government authorities	62,968	108,620
Payroll and other taxes	470,446	811,519
Other accrued expense	234,959	405,304
Others	161,713	278,954

	£1,288,085	$2,221,946

Note 9 — Notes Payable
	December 31,	December 31,
	2005	2005
		US$
Short term bank credit, interest rate at prime or prime +1.0%	£217,861	$375,810
Convertible note	1,113,285	1,920,417
Note payable to others, due on demand, interest rate
at 5 percent, monthly interest payments only	64,771	111,730

Note payable to others, due December 2010, interest rate
at prime, 5.25 percent at December 31, 2005	73,812	127,326

Note payable to others, due March 2010, interest rate at 7.0 percent,	32,143	55,447
monthly payments of $940, including interest

Note payable to others, due March 2010, interest rate at 7.0 percent,	10,690	18,440
monthly payments of $315, including interest

Note payable to bank, due January 2010, interest rate at 6.0 percent,	10,297	17,762
monthly payments of $302, including interest

Bank Hapoalim -maturity ,October 2009
annual interest of the bank's prime rate
plus 1%, payable in 58 equal payments of
Pound 7,654 including interest	380,954	657,146

Shareholder(minority interest holder)
due and payable ,November 2008 annual
interest at Israeli consumer price index plus 4%	235,783	406,725
	2,139,596	3,690,803

less current portion	769,356	1,327,139

Long term portion	£1,370,240	$2,363,664

On September 27, 2005, a Securities Purchase Agreement was entered for a financial transaction by and among the Company, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. Net proceeds from the financial transaction are mainly to be used for procurement of capital equipment and general working capital purposes for the Company and Xfone USA, Inc., eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc The investment, which takes the form of a convertible note secured by the Company’s United States assets, has a 3 -year term and bears interest at a rate equal to prime plus 1.5% per annum. The Note is convertible, under certain conditions, into shares of the Company’s common stock at an initial fixed conversion price equal to $3.48 per share. The closing of the financing was on September 28, 2005.
The Company has accounted for the embedded beneficial conversion in accordance with EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments and EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. As of December 31, 2005 the amount of embedded beneficial conversion feature is £143,261 ($247,126).
	December 31,	Convenience
	2005	translation into U.S.$
Year
2006	£769,356	$1,327,139
2007	653,202	1,126,774
2008	599,879	1,034,792
2009	100,214	172,869
2010	16,945	29,229
	£2,139,596	$3,690,803
Note 10 — Capital Lease Obligations

The Company is the lessee of switching and other equipment under capital leases expiring in through 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2005.

Minimum future lease payments under capital leases as of December 31, 2005 are:
		U.S.$

Year 2006	£100,432	$173,245

Total minimum lease payments	107,799	185,953
Less: amount representing interest	(7,367)	(12,708)

Present value of net minimum lease payment	£100,432	$173,245

Note 11 — Income Taxes

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

The following table reflects the Company's deferred tax assets and (liabilities):

	December 31, 2005
		U.S.$
Deferred Tax Liabilities:
Accelerated tax write off of fixed assets	£82,131	$141,676

Deferred Tax Assets:
Carry forward losses	20,590	35,518

Net deferred taxes liabilities	£61,541	$106,158

The provision for income taxes differs from the amount computed by applying the statutory income tax rates to income before taxes as follows:
	Years Ended		Year Ended
	December 31,		December 31,
	2005	2004	2005
			U.S.$

Income tax computed at statutory rate	£22,428	£17,969	$38,689
Effect of tax authority adjustments		11,601
Current income (losses) for which no deferred
tax expense (benefit) has been recorded	(94,451)		(162,928)
Difference between income reported for
tax purposes and income for financial
reporting purposes - net	134,564		232,123
Effect of permanent differences (including
effect of non consolidated tax filings)		1,948
Provision for income taxes	£62,541	£31,518	$107,884

Note 12 — Commitments & Contingencies

A.
The Company’s wholly-owned UK based subsidiary, Swiftnet Limited was served with a claim on October 11, 2005 that was filed by MCI WorldCom Limited (“MCI”) in an English court for the sum of £1,640,440 ($2,829,758) plus interest accruing at a daily rate of £401 ($691) which at the date of Claim had amounted to £92,317 ($159,247). MCI’s claim is for telecommunication services MCI claims it provided to Swiftnet. Swiftnet has been in dispute with MCI regarding amounts due to MCI for telecommunications services provided by MCI to Swiftnet. Swiftnet alleges that the disputed charges were improperly billed by MCI to its account for a long time and therefore MCI should credit Swiftnet for a certain amount of the claim.  Swiftnet has defended the claim by stating that in relation to the Invoices that MCI is claiming remain unpaid, £307,094 ($529,737) is not justified according to the rates agreed at various meetings and equates to an over-billing by such amount, although Swiftnet does not have written evidence for many of the agreed rates. Swiftnet has also submitted a counterclaim stating that it is owed a further £671,111 ($1,157,666) in credits in relation to amounts paid on account and wrongly attributed by MCI to over-billed invoices. In addition, MCI continues to send traffic to Swiftnet for termination via our Israeli subsidiary's network. Swiftnet is claiming that the amounts owed by MCI to Swiftnet in this regard should be set off as against any amounts being claimed by MCI in the dispute.  There is a further counterclaim for additional accountancy costs and loss of management time incurred by Swiftnet due to the incorrect billing. The Company's financial statements have for some time carried the full amount due to MCI based on the invoices issued by MCI, as well as an appropriate provision for the credit the company is claiming.

B.
Opal Telecom Limited claims that the Company’s wholly-owned UK based subsidiary, Swiftnet Limited, owes them £119,000 ($205,275). However, Swiftnet claims that Opal Telecom owes it damages for breach of an agreement and further that the debt claimed should be reduced by £50,000 ($86,250) to take account of billing errors. Legal proceedings have not been commenced and the parties are planning to meet to see if a settlement can be reached.

C.
Xfone entered into an agreement with an investor in Israel, whereby the later purchased 26% interest in Xfone 018 owned by another shareholder through providing a bank guarantee of 10,000,000 New Israeli Shekels ("NIS") (£1,259,398) ($2,172,496) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by the Company. As part of the agreement, the Company agreed to indemnify the investor for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone, provided that the said act or omission is performed against the opinion of the investor or without his knowledge. Further, the Company agreed that if at the end of the first two years of Xfone 018 business activity, its revenues shall be less than $2,000,000 (£1,159,420), or if it shall cease business activity (at any time), the Company shall secure the return of the bank guarantee to the investor.

D.
Our Israeli based subsidiary, Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel to finance its start-up activities. The credit facility includes a revolving credit line of 500,000 New Israeli Shekels ("NIS") ($108,625) and a short-term credit line of 2,250,000 NIS ($488,812). In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS ($684,336) to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; (b) a fixed charge on its telecommunication equipment (including switches); (c) subordination of a Term Note of $800,000 (in favor of the Company); (d) assignment of rights by way of pledge on the Partner Communications Company Ltd. contract, the Cellcom Israel Ltd. contract, the Pelephone Communications Ltd. contract, and the Credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson, which includes a stock pledge. The Company agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral; (f) The Company and Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank.

Note 13 — Capital Structure, Stock Options

Shares and Warrants

A.
The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The common stock has no pre-emptive or conversion rights or other subscription rights. There are no sinking fund provisions applicable to the common stock.

B.
During January 2004, the Company issued 17,500 shares and 17,500 Warrants A, and 17,500 Warrants B for consulting services. In addition the Company granted 100,000 Warrants A for legal services. During February 2004, the Company granted 50,000 Warrants A for consulting services.

C.
On February 12, 2004, the Company closed an offering of 986,737 restricted shares of common stock, with 1,136,737 Warrants A and 986,737 Warrants B. The Company sold 969,237 shares of common stock with Warrants A and B attached for aggregate proceeds of £1,580,278. Costs associated with this funding were £433,051 from the proceeds of the offering and an additional 150,000 Warrant A, valued at 33,179. Each Warrant A, which is not freely transferable, entitles the owner to purchase one share, until not later than January/February 2009 at an exercise price of $5.50. Each Warrant B, which is not freely transferable, entitles the owner to purchase one share, until not later than until the earlier of 10 days after our common stock is traded on the NASDAQ Small Cap or the American Stock Exchange. The Warrants B are exercisable at an exercise price of $3.50. Warrants B were expired on November 2004 according to the warrants terms. The Company sold shares with attached Warrants A and B to a total of 16 persons and 8 entities.

D.
The offering agreement requires the Company to issue additional shares for no consideration to the participants of the offering under certain conditions, as defined. Accordingly, on November 17, 2004, the Company issued 109,716 shares according to this agreement.

E.	In February 2005, the Company granted 11,400 shares to employees, agents and subcontractors from its compensation fund stock pool the shares value as of the granting day was: £ 18,171.

F.
In March 2005 the Company granted 8,419 warrants for consulting services, valued £ 4,505. Each Warrant is valid for 5 years and exercisable into one share of restricted common stock at an exercise price of $5.50 per share.

G.
In connection with the acquisition of W.S. Telecom, the Company issued 663,650 restricted shares of its common stock representing a market value of £1,170,400, and 561,216 warrants with a value £ 691,600 (see also Note 19). Each Warrant is valid for 5 years and exercisable into one share with a strike price that is 10% above the closing price of the Company's common stock at the date of the acquisition.

H.	During July 2005, the Company granted 3,150 shares to a subcontractor. The value at the granting day was: £5,478.

I.
In connection with our September 28, 2005 financing transaction with Laurus Master Fund, Ltd. the Company issued 157,500 warrants with a value of £21,740 (see also Note 9). Each warrant is valid for 5 years and exercisable into one share of common stock at $3.80 per share.

J.
On September 28, 2005 a Securities Purchase Agreement was entered for a financial transaction by and among the Company, Crestview Capital Master, LLC, Burlingame Equity Investors, LP, Burlingame Equity Investors II, LP, Burlingame Equity Investors (Offshore), Ltd. and Mercantile Discount - Provident Funds. The proceeds of the financial transaction are expected to be used for general working capital and/or investment in equipment and/or for acquisitions and/or business development. Upon the closing of the financial transaction on October 31, 2005, the Company issued to the investors an aggregate of 885,000 shares of common stock at a purchase price of $2.50 per share together with, 221,250 warrants at $3.00 per share and 221,250 warrants at $3.25 per share.

K.
During November 2005, the Company granted 320,370 warrants to service providers and subcontractors valued £ 77,671 according to Black-Scholes option pricing model. Each Warrant is valid for 5 years and exercisable into one share of restricted common stock at an exercise price of $3.15 to 6.80 per share.

L.
In connection with a Stock Purchase Agreement, clarified on July 30, 2001, Campbeltown Business Limited (“Campbeltown”), an entity owned by the Nissenson family including the Company’s President and Chief Executive Officer, a shareholder, holds options from the Company and one of its directors to purchase 500,000 additional shares of the Company for the amount of $200,000 (£115,942). This option was exercised on December 29, 2005.

M.
On December 29, 2005, the Board of Directors of the Company entered into an oral Stock Purchase Agreement with Mr. Keinan pursuant to which it repurchased 100,000 restricted shares of its common stock at a price of $2.50 per share (market price at that day was $2.75 per share). The 100,000 shares were returned to the Company for cancellation. The Agreement was approved by a majority of the non-interested members of the Board of Directors of the Company.

The following restricted stock was issued, in Pounds during 2004 and 2005:

	Number of	Price	Share	On excess	Treasury	Total issue
Month Issued	Shares	Per share	Capital	of shares	Stock	Price
2004
February	986,737	£1.628	£680	£1,605,728	-	££1,606,408
cost of February issuance	-	-	-	(433,051)	-	(433,051)
May	3,000	1.618	2	4,852	-	4,854
July	3,734	0.694	2	2,589	-	2,591
November	109,716	-	76	(76)	-	-
Total 2004	1,103,187		£760	£1,180,042	-	£1,180,802
2005
February (see section E)	-	-	6	(6)	-	-
March	663,650	1.791	370	1,188,201	-	1,188,571
July	3,150	-	2	(2)	-	-
October	885,000	1.450	498	1,282,608	-	1,283,107
cost of October issuance	-	-	-	(449,943)	-	(449,943)
December Purchase of Treasury Stock	(100,000)	1.422	-	-	(142,166)	(142,166)
December	500,000	0.23	282	115,137	-	115,419
Total 2005	1,951,800		1,158	2,135,996	(142,166)	1,994,988
Total	3,054,987		£1,918	£3,316,038	£(142,166)	£3,175,790

Stock Option Plan

A.
In November 2004, the Company’s board of directors approved the adoption of the principal items forming the Company’s 2004 stock option plan (The “Plan”) for the benefit of employees, officers, directors, consultants and subcontractors of the Company including its subsidiaries. This plan was approved by a special meeting of shareholders on March 13, 2006. The purpose of the Plan is to enable the Company to attract and retain the best available personnel for positions of substantial responsibility, to provide an incentive to such persons presently engaged with the Company and to promote the success of the Company business. The Plan will provide for the grant of options an aggregate of 5,500,000 shares of the Company’s common stock. The Plan shall be administered by the board to determine the persons to whom options are granted, the number of options that are granted, the number of shares to be covered by each option, the options may be exercised and whether the options is an incentive or non-statutory option.

B.
At November 24, 2004 3,200,000 options were granted under the plan described above according to the following terms: Option exercise price - $3.50, vesting date - 12 month from the date of grant, expiration date - 5 years from the vesting date.

C.
On February 6, 2005, the Company’s board of directors approved a grant to past/current employees of 730,000 options under and subject to the 2004 Stock Option Plan of the Company according to the following terms: Option exercise price of $3.50; Vesting Date - the vesting of the options will be over a period of 4 years as follows: 25% of the options are vested after a year from the Date of Grant. Thereafter, 1/16 of the options are vested every 3 months for the following 3 years; Expiration Date - 5.5 years from the Grant Date.

D.
On November 13, 2005, our Board of Directors ratified the grant of 600,000 options to Wade Spooner and 300,000 options to Ted Parsons on March 10, 2005, under our 2004 Stock Option Plan, pursuant to the terms described in their March 10, 2005 employment agreements. The stock options will provide for a five (5) year term from the vesting date, a strike price that is 10% above the closing price of the Registrant’s common stock on the date of issue of the Options.

E.
On June 8, 2005, the Company’s board of directors approved a grant to the Company's Chief Financial Officer, of 300,000 options under and subject to the 2004 Stock Option Plan of the Company according to the following terms: Option exercise price of $3.50; Vesting Date - the vesting of the options will be over a period of 4 years as follows: 25% of the options are vested after a year from the Date of Grant. Thereafter, 1/16 of the options are vested every 3 months for the following 3 years; Expiration Date -5.5 years from the grant date.

F.
As of December 31, 2005 the Company granted 5,130,000 options out of this plan, of which 1,930,000 options were granted in 2005. Transactions related to the above Plan during the period ending December 31, 2005 were as follows:

	Period Ended December 31	Weighted average
	2005	Exercise price
Options outstanding at the beginning of the period	3,200,000	$3.50
Granted	1,930,000	$4.02
Forfeited	-
Options outstanding at the end of the period	5,130,000	$3.70

weighted average fair value of options granted		$0.362

The following table summarizes information about options outstanding and exercisable at December 31, 2005:
	Options Outstanding
	Number	Average	Average
	outstanding	remaining	exercise
Range price	12.31.2005	life( years)	price
3.5 -4.62	5,130,000	5	$3.70

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

Proforma reporting based on the fair value method:
	Period Ended December 31,2005		Period Ended December 31,2005
	Reported	Proforma	Reported	Proforma
			US$	US$
Cost of compensation Net	£-	£822,480	$-	1,418,778

Net Income(loss) for the period	26,078	(796,402)	44,983	(1,373,795)

Basic net Earning(loss) per share:	0.004	(0.133)	0.007	(0.229)

Diluted net earning(loss) per share:	0.003	(0.092)	0.006	(0.159)

Note 14 — Earnings Per Share
	Year Ended December 31 , 2005
	Weighted Average
	Income	Shares	Per Share	Per Share
			Amounts	Amounts
				U.S.$
Net Income	£26,078
Basic EPS:
Income available to common stockholders	£26,078	6,868,471	£0.004	$0.007
Effect of dilutive securities:
Options and warrants		1,074,713	(0.001)	(0.001)
Diluted EPS:
Income available to common stockholders	£26,078	7,943,184	£0.003	$0.006

	Year Ended December 31 , 2004
	Weighted Average
	Income	Shares	Per Share
	(Numerator)		Amounts
Net Income	£39,874
Basic EPS:
Income available to common stockholders	£39,874	5,998,252	£0.007
Effect of dilutive securities:
Options and warrants		2,634,698	(0.002)
Diluted EPS:
Income available to common stockholders	££39,874	8,632,950	£0.005

Note 15 - Related Party Transactions

Refer to notes 4 and 13 for additional related party activity
	Years ended		Years ended
	December 31,		December 31,
	2005	2004	2005
			US$
Campbeltown Business:

Fees	£83,400	£57,000	$143,865
Consultancy		44,643
Due to Campbeltown		6,950
Accrued Expenses	6,950	18,243	11,989

Vision Consultants Limited:

Fees	83,400	101,643	143,865
Accrued expenses	6,950	-	11,989

Story Telecom Limited:

Revenues	3,203,663	4,778,564	5,526,319

Commissions	172,144	296,339	296,948
Due from related Story Telecom (net)	1,290,702	1,137,863	2,226,461

Auracall Limited:

Related revenues	211,099	909,007	364,146
Commissions	143,364	496,822	247,303
Due to Auracall (net)	120,395	86,097	207,681

Dionysos Limited:
Fees	36,000	16,274	62,100
Accrued Expenses	3,000	-	5,175

Shareholders:
Loan to Abraham Keinan	123,965	247,931	213,840
Guy Nissenson	(11,542)	-	(19,910)
Abraham Keinan	£(18,201)	£-	$(31,397)

Note 16 — Financial Commitments

A.
The Company leases its facilities in the UK, USA and Israel under operating lease agreement, which will expire in 2009 till 2012. The minimum lease payments under non-cancelable operating lease are as follows:

Year ended December 31,
2006	£ 102,738
2007	91,636
2008	52,721
2009	53,883
2010	38,200
2011	38,200
2012	38,200

B.
The Company has a performance based incentive agreement with its Chairman of the Board and Campbeltown which provides to each person/entity 1% of the Company’s revenues exclusive of revenues from Story.

C.
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

Target Monthly Revenue	Monthly Bonus	US$
Up to £125,000	£--	$--
From £125,000 to £150,000	££1,250	$2,156
From £150,000 to £175,000	££2,500	$4,313
Over £175,000	££2,750	$4,744

D.	The Company has commission agreements with various resellers that are entitled to 10% of the revenues that they generate.

Note 17 — Economic Dependency and Credit Risk

A.	Approximately, 23% and 19% of total 2005 revenues were derived, respectively, from two customers and approximately 42% and 22% of total 2004 revenues were derived, respectively, from two customers.

B.	Approximately, 37% and 17% of the total accounts receivable at 2005 were due from two customers.

C.
Approximately, 21%, 16%, 15% and 14% of the Company’s purchases are from four suppliers for the year ended December 31, 2005, and 20%, 20%, 20% and 12% are from four suppliers for the year ended December 31, 2004.

Note 18 — Segment Information

The percentage of the Company’s revenues is derived from the following Geographical segments:

	Years Ended		Years Ended
	December 31,		December 31,
	2005	2004	2005
			US$
Revenues
England	£8,141,766	£9,722,528	$14,044,546
United states	4,516,472	1,598,344	7,790,914
Israel	1,455,511	9,244	2,510,755

Total revenues	14,113,748	11,330,116	24,346,215

Direct operating expenses
England	£6,104,497	£8,841,441	$10,530,257
United states	2,146,386	882,908	3,702,516
Israel	1,003,715	18,741	1,731,407

Total direct operating	9,254,597	9,743,090	15,964,180

Direct Operating Profit (Loss)
England	2,037,269	881,087	3,514,289
United states	2,370,086	715,436	4,088,398
Israel	451,796	-9,497	779,348

	4,859,151	1,587,026	8,382,035

Corporate and common operating
expenses
England	1,826,754	805,285	3,151,151
United states	2,255,095	584,186	3,890,039
Israel	823,048	84,773	1,419,758

	4,904,897	1,474,244	8,460,948

Operating Profit
England	210,515	75,802	363,138
United states	114,991	131,250	198,359
Israel	(371,252)	(94,270)	(640,410)

Operating Profit	£(45,746)	££112,782	$(78,913)

Note 19 - Management Agreement

A. On May 28, 2004, we entered into an agreement to acquire WS Telecom Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., through the merger of WS Telecom into our wholly owned subsidiary Xfone USA, Inc. On July 1, 2004, Xfone USA entered into a management agreement with WS Telecom which provided that Xfone USA provide management services to WS Telecom pending the consummation of the merger. The management agreement provided that all revenues generated from WS Telecom business operations will be assigned and transferred to Xfone USA. The term of the Agreement commenced on July 1, 2004, and continued until the consummation of the acquisition on March 10, 2005.

In connection with the acquisition of W.S. Telecom, the Company issued 663,650 restricted shares of its common stock representing a market value of £1,170,400, and 561,216 warrants with a value £ 691,600 (see also Note 13). Each Warrant is valid for 5 years and exercisable into one share with a strike price that is 10% above the closing price of the Company's common stock at the date of the acquisition. The Goodwill recorded in connection with the W.S. Telecom acquisition is £2,218,401 ($3,826,742).

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

B. On August 18, 2005, the Company entered into an Agreement and Plan of to acquire I-55 Internet Services, Inc. (“I-55 Internet”). On September 13, 2005, the Company filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the Merger Agreement. On October 10, 2005, the Company entered into a First Amendment to the Merger Agreement, by and among I-55 Internet, the Company, Xfone USA, Inc., the Company's wholly-owned United States subsidiary and Hunter McAllister and Brian Acosta, the key employees of I-55 Internet referred to as the “Principals” to induce the Company and Xfone USA not to terminate the Merger Agreement due to a material adverse effect that Hurricane Katrina has had on the assets and business of I-55 Internet. On October 11, 2005, the parties entered into a Management Agreement that provides that I-55 Internet hires and appoints Xfone USA as manager to be responsible for the operation and management of all of I-55 Internet's business operations. The acquisition is expected to close on or about March 31, 2006.

C. On August 26, 2005, the Company entered into an Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC. On October 12, 2005 the Company and I-55 Telecommunications executed a Management Agreement, providing that I-55 Telecommunications hires and appoints Xfone USA as manager to be responsible for the operation and management of all of I-55 Telecommunication's business operations. The acquisition is expected to close on or about March 31, 2006.

The two management agreements, mentioned above under B and C, provide that, I-55 Internet Services and I-55 Telecommunications hire and appoint Xfone USA as manager to be responsible for the operation and management of all of their business operations, including:

-	Personnel - Supervising the current employees and independent contractors of the companies with the authority to hire, discharge and direct personnel for the conduct of the business;

-	Accounting - Supervision and administration of all accounting and the maintenance of all books and records for the business;

-	Contracts - Maintain all existing contracts necessary for the operation of the business and the authority to enter into or renew contract in the companies’ name;

-	Policies and procedures - Preparation of all policies and procedures for the operation of the business; and

-	Budgets - Preparation of all operating, capital or other budgets.

In consideration of these management services, I-55 Internet Services and I-55 Telecommunications have assigned and transferred as of the management agreement date to Xfone USA all revenues generated from the operations of the business and Xfone USA has agreed to pay from the revenues the normal operating, maintenance, administrative and similar expenses of the business. Further, the companies designated Xfone USA as the controlling party of the current operating accounts of the business. In addition, Xfone USA, in its discretion, will have the right to make advances or loans to each company payable on demand (or if no demand payable in equal quarterly installments of principal and interest) for an amount up to $500,000, with interest at 7% per annum from the date advanced until paid for the payment of any amounts due during the term of the management agreement for any of the “special liabilities” as defined in the management agreement.

Note 20 — Subsequent Events
A.	Auracall
On January 1, 2006 Auracall Limited, an affiliated company, issued to the Managing Director of Auracall further shares from treasury to the level that Swiftnet was diluted from 47.5% to 32.5% holdings of Auracall. This issuance is in accordance with an agreement completed on August 21, 2003, providing that if certain pre-conditions are met, Auracall will issue to the Managing Director of Auracall, as a bonus, further shares from treasury to the level that he will hold 67.5% of Auracall and Swiftnet will hold 32.5% of Auracall.

B.	EBI Comm, Inc. ("EBI")
On January 1, 2006, Xfone USA, Inc., the Company's wholly owned subsidiary, entered into an Agreement with EBI Comm, Inc. (“EBI”), a privately held Internet Service Provider, to purchase the assets of EBI. EBI is providing a full range of Internet access options for both commercial and residential customers in north Mississippi. Based in Columbus, Mississippi, EBI’s services include Dial-up, DSL, T1 Dedicated Access and Web Hosting. Its customer base, currently numbering approximately 1,500 Internet users, is largely concentrated in the Golden Triangle area, which includes Columbus, West Point and Starkville Mississippi. The acquisition was structured as an asset purchase, providing for Xfone USA to pay EBI total consideration equal to 50% of the monthly collected revenue from the customer base during the first 12 months following completion of the asset purchase. Acquired assets include the customer base and customer lists, trademarks and all related intellectual property, fixed assets and all account receivables. The acquisition of EBI is not significant from an accounting perspective.

C.	Canufly.net, Inc.
On January 10, 2006 (effective as of January 1, 2006), Xfone USA, Inc., the Company's wholly owned subsidiary, entered into an Asset Purchase Agreement with Canufly.net, Inc., (“Canufly.net” or "Seller"), an Internet Service Provider based in Vicksburg, Mississippi, and its principal shareholder, Mr. Michael Nassour. Canufly.net provides residential and business customers with high-speed Internet services and utilizes the facilities-based network of Xfone USA, to provide Internet connectivity to its customers. Canufly.net also provides Internet services through wireless applications. The Company closed the transaction contemplated by the Asset Purchase Agreement on January 24, 2006. The acquisition of Canufly.net is not significant from an accounting perspective.

D.	Equity transaction
On November 23, 2005 a Securities Purchase Agreement was entered for an $810,000 financial transaction by and among the Company, Mercantile Discount-Provident Funds, Hadar Insurance Company Ltd., the Israeli Phoenix Assurance Company Ltd. and Gaon Gemel Ltd. In conjunction with the financial transaction, the Company will issued to the investors an aggregate of 324,000 shares of common stock at a purchase price of $2.50 per share together with 81,000 warrants at $3.00 per share for a period of five years and 81,000 warrants at $3.25 per share for a period of five years. The certificates representing said shares and the warrants are currently held by the Escrow Agent. The financial transaction is expected to close on or about April 3, 2006. The net proceeds of the financing are expected to be used for general working capital and/or investment in equipment and/or for acquisitions and/or business development.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

On January 18, 2006, the Audit Committee of the Company in accordance with its rotation of independent auditors policy, has replaced Chaifetz & Schreiber, P.C.  as independent auditors and appointed Stark, Winter, Scheinkein & Co., LLP, an independent member of BKR International Limited, as independent auditors of the Company. The new appointment has been disclosed on an 8-K filed with the Securities and Exchange Commission on January 24, 2006. There were no reportable events, disagreements or dissatisfaction with Chaifetz & Schreiber to report as defined in Regulation S-B Item 304(a)(2). Chaifetz & Schreiber P.C. is being replaced as part of the Company policy of rotating its lead and reviewing audit partners after five (5) consecutive years. On January 31, 2006, we filed with the Securities and Exchange Commission an amended 8-K current report disclosing the appointment of our new auditors.

ITEM 8A. CONTROLS AND PROCEDURES.

As of December 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2005.

There have been no significant changes in our internal control over financial reporting during the fiscal year ended December 31, 2005, or subsequent to December 31, 2005 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our Board of Directors elects our executive officers. Vacancies in the Board, whether caused by removal, death, mental or physical incapacitation or any other reason, including vacancies caused by an increase in the number of directors, may be filled by the affirmative vote of a majority of the remaining Directors, even though less than a quorum of the Board, or by a sole remaining director. Each director shall be elected and/or removed by the shareholders at any meeting and shall hold office until the next meeting of shareholders scheduling such a discussion with such a specific purpose or until that director's successor shall have been elected and qualified. Our bylaws provide that we have at least two directors. Our directors and executive officers are as follows:

Name	Age	Director / Officer Since
Abraham Keinan	56	Chairman of the Board of Directors, since our inception

Guy Nissenson	31	Director, since our inception

Eyal J. Harish	53	Director, since December 19, 2002

Shemer S. Schwartz	31	Director, since December 19, 2002, and is an independent director and a member of the Audit Committee

Arie Czertok	65	Director, since November 23, 2004, and is an independent director and Chairman of the Audit Committee

Aviu Ben-Horrin	57	Director, since November 23, 2004, and is an independent director and a member of the Audit Committee.

Alon Mualem	39	Treasurer, Chief Financial Officer and Principal Accounting Officer since June 8, 2005.

Mr. Abraham Keinan has been our Chairman of the Board of Directors since our inception. Abraham Keinan founded Swiftnet, Limited, our wholly owned UK based subsidiary, in February 1990. Mr. Keinan has been the Chairman of the Board of Directors of Swiftnet since its inception. From 1991 to October 2003, Mr. Keinan was Swiftnet’s Managing Director. In or about January 2002, Mr. Keinan became a Director of Auracall Limited, our UK based affiliated entity. Mr. Keinan has been a Director of Xfone 018 Ltd., our majority owned Israel based subsidiary, since its inception in April 2004. In March 2005, Mr. Keinan became the Chairman of the Board of Directors of Xfone 018. Mr. Keinan has been a Director of Xfone USA, Inc., our wholly owned US based subsidiary, since its inception in May 2004. In 1975, Mr. Keinan received a Bachelor of Science Degree in Mechanical Engineering from Ben-Gurion University, Beer-Sheeva - Israel.

Mr. Guy Nissenson has been our President, Chief Executive Officer and a Director since our inception. Mr. Nissenson joined Swiftnet Limited. in October 1999, became a Director of Swiftnet in May 2000 and its Managing Director in October 2003. In October 2002, Mr. Nissenson became a Director of Story Telecom Limited, our UK based affiliated entity. In or about January 2002, Mr. Nissenson became a Director of Auracall Limited. Mr. Nissenson has been a Director of Xfone 018 Ltd. since its inception in April 2004. Mr. Nissenson has been a Director of Xfone USA, Inc. since its inception in May 2004. In March 2005, Mr. Nissenson became the Chairman of the Board of Directors of Xfone USA. Mr. Nissenson was a marketing manager of RADA Electronic Industries Ltd. in Israel from May 1997 to October 1998. Mr. Nissenson was an audit and control officer with the rank of Lieutenant of the Israeli Defense Forces - Central Drafting Base and other posts from March 1993 to May 1997. In July 2000, Mr. Nissenson received a Bachelor of Science Degree in Business Management from Kings College - University of London. In September 2001, Mr. Nissenson received a Master of Business Administration in International Business from Royal Holloway at the University of London in London, United Kingdom.

Dr. Eyal J. Harish has been a member of our Board of Directors since December 19, 2002. Dr. Harish has been a Director of Xfone USA, Inc. since March 2005. From 1980 to present, Dr. Harish has been in his own private practice in Israel as a dentist. Prior to becoming a dentist, from 1974 to 1980, Dr. Harish was an Administration Manager with Consortium Holdings, an Israel based communication company. Dr. Harish is the brother-in-law of Mr. Keinan, our Chairman of the Board.

Mr. Shemer S. Schwartz has been a member of our Board of Directors since December 19, 2002, is an independent director and a member of the Audit Committee. Mr. Schwartz has been a Director of Xfone USA, Inc. since March 2005. From March 2003 to present, Mr. Schwartz has been the co-founder and research and development expert of XIV Ltd., a data storage start up company located in Tel-Aviv, Israel. From November 2001 to March 2003, Mr. Schwartz has been an Application Team Leader of RF Waves, an Israel based high technology company in the field of wireless communication. From 1996 to 2001, Mr. Schwartz was a Captain in the Research and Development Center of the Israeli Defense Forces Intelligence. In July 1995, Mr. Schwartz received a BS degree in Physics and Mathematics from the Hebrew University in Jerusalem. In September 2003, Mr. Schwartz received an MS degree in Computer science from the Tel-Aviv University in Tel-Aviv, Israel.

Mr. Arie Czertok has been a member of our Board of Directors since November 23, 2004, and is an independent director and Chairman of the Audit Committee. From 1980 to present, Mr. Czetock managed his own law firm and held various other senior management and financial positions including Chairman and CEO of Safety “L” Ltd., an Israeli based company in the field of computerized simulations systems (from 1985 to 1991) where he oversaw all financial, accounting and operational aspects of the company for more then six years. From 1976 to 1980, Mr. Czertok was the assistant district attorney of Tel-Aviv - representing the attorney general in civil and criminal matters. From 1963 to 1973, Mr. Czertok was a director and owner of a public relations firm. Mr. Czertok was the legal adviser of the United States Consulate in Tel Aviv. Mr. Czertok has represented many Israeli publicly traded companies such as Bezek, Electostar, Koor and others. Mr. Czertok led Eshed Robotec Ltd. to a successful IPO and was responsible for all matters, including SEC issues in the US and Israel as well as overseeing the financial accounts. From 1992 to 2004, Mr. Czertok was the Chairman of the Control Committee of Friends of Rabin Medical Center, a multimillion turnover facility where he was controlling all legal and financial proceedings. Mr. Czertok holds the following public posts: Chairman in the Israeli Bar Committees, an active lecturer and publisher of legal articles, President of Parents association for Soldiers, representative of Israeli Bar Association in the Israeli Parliament, examiner in oral bar exams, acting Judge in the police disciplinary court and in the disciplinary court of the Israeli Journalist Association. Mr. Czertok is an active arbitrator. Mr. Czertok is a Public Notary since 1998. In 1976, Mr. Czertok received a LLB degree from the Tel Aviv University in Tel Aviv. Mr. Czertok was severely wounded in the 1973 Yom Kippur war while commanding in the Syrian front.

Mr. Aviu Ben-Horrin has been a member of our Board of Directors since November 23, 2004, and is an independent director and a member of the Audit Committee. From 2001 to present Mr. Ben-Horrin directs, controls and manages various real state projects together with Bonei RMAG Ltd. and MPK Ltd. From 1996 to 2001 Mr.Ben-Horrin managed real estate projects for Lear Or Ltd. and was an engineering consultant for Orik Ltd., a construction company. From 1994 to 1996, Mr. Ben-Horrin worked for the Ministry of Construction and Housing of the state of Israel as a manager of various projects. From 1975 to 1992, Mr. Ben-Horrin was an officer with the rank of Colonel in the Israel Defense Forces and served in various engineering and commanding posts. In 1975 Mr. Ben-Horrin received a BS in Mechanical Engineering from the Technion University in Haifa. In 1987 Mr. Ben-Horrin received a BA in Economics from the Bar-Ilan University in Ramat Gan.

Mr. Alon Mualem has been our Treasurer, Chief Financial Officer and Principal Accounting Officer since June 8, 2005. Mr. Mualem holds as well the position of Chief Financial Officer of our majority owned subsidiary in Israel, Xfone 018 Ltd. Mr. Mualem, prior to joining the Company, held the following financial and accounting positions: Chief Financial Officer of CheckM8 Ltd., a high-tech company acting as an Israeli research and development center for its US parent company (2004 to until his position with the Company); corporate controller for six years for RADVISION Ltd. (NASDAQ: RVSN) where he was responsible, among other duties, for the preparation of all SEC and NASDAQ financial reports (1998 to 2004); deputy controller for two years for RAD Data Communication Ltd (1996 to 1998); worked as a certified public accountant with the public accounting firm of Somekh-Chaikin, based in Israel, which is an affiliate with the international public accounting firm, KPMG (1992 to 1996). Mr. Mualem holds a B.A. degree in Economics and Accounting from Tel Aviv University and is licensed as a CPA in Israel. Mr. Mualem is a lecturer in financial accounting at the Academic Business College.

Significant Employees

Mr. Wade Spooner, 49 years of age, has been CEO and President of Xfone USA since the consummation of the eXpeTel/Xfone USA merger on March 10, 2005. Prior to this he founded WS TeleCom, Inc, d/b/a eXpeTel Communications in February, 2001 and served as Chairman, CEO and President. Prior to founding eXpeTel Communications Mr. Spooner was the President and Chief Operating Officer of LSCI Telecommunications, Inc., an integrated Regional Local Exchange Carrier with operations in Mississippi and Louisiana. Prior to joining LSCI, Mr. Spooner worked with competitive telecommunications service providers, most recently serving as Director of Technical Operations for ITC^DeltaCom, Inc. (NASDAQ: ITCD), a publicly traded Competitive Local Exchange Carrier (CLEC) and fiber optic network provider, and served as Chairman and CEO for I.T. GROUP Communications, a regional, facilities-based, voice and data communications company operating out of Jackson, Mississippi. I.T.GROUP Communications was subsequently acquired by ITC^DeltaCom. Mr. Spooner received a B.S. Degree in Petroleum Engineering from Mississippi State University.

Mr. Rafael Dick, 51 years of age, has been the Managing Director of our Israel based subsidiary, Xfone 018 Ltd., since its inception. From October 2001 to April 2004, Mr. Dick was employed as a Director of Sales and Marketing with “Hertz” - Kesher Rent a Car Ltd., a rental and leasing firm located in Israel. From December 2000 to September 2001, Mr. Dick was employed as a Director of Sales and Customers Relations with Artnet Ltd., an Outsourcing Services firm located in Israel. From October 1996 to November 2000, Mr. Dick was employed as a Director of Sales and Customers Relations with 012 Golden Lines Ltd., an international telecommunication firm located in Israel.

Mrs. Bosmat Houston, 42 years of age, has been our Research and Development Manager since our inception. She joined Swiftnet Limited in September 1991 as its Research and Development Manager. Mrs. Houston received a Bachelor of Science Degree in Computer Science from the Technion - Institution of Technology, Haifa Israel in 1986.

Family Relationships

Dr. Eyal J. Harish, one of our directors, is the brother-in-law of Mr. Abraham Keinan, our Chairman of the Board.

Guy Nissenson, our President, Chief Executive Officer and Director, and other members of the Nissenson family own and control Campbeltown Business, Ltd., a major shareholder and a consultant of the Company.

Involvement in certain legal proceedings

No director, person nominated to become a director, executive officer, promoter or control person of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Committee of the Board of Directors

We have an Audit Committee that was formed in a November 24, 2004 Board of Directors meeting. The Audit Committee is composed of three directors: Messrs Czertok, Ben-Horrin and Schwartz (all 3 are considered independent directors). Mr. Czertok who satisfies the “financial sophistication” requirement was appointed as the Chairman of the Audit Committee. The Audit Committee makes decisions regarding compensation, our audit, the appointment of auditors, and the inclusion of financial statements in our periodic reports. Issues regarding the Company’s 2004 Stock Option Plan are decided by the entire Board of Directors, including the members of the Audit Committee.

Audit Committee financial expert

Mr. Arie Czertok who satisfies the “financial sophistication” requirement is the Audit Committee financial expert as defined by Item 401(e)(2) of Regulation S-B of the Securities exchange Act of 1934 and the Chairman of the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2005, the Company believes that all reports required to be filed by Section 16(a) were filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

Executives and Directors compensation

The following table sets forth summary information concerning the compensation received for services rendered to the Company during the years ended December 31, 2003 and 2004, and 2005 respectively by our Chairman of the Board, Abraham Keinan, our President and Chief Executive Officer, Guy Nissenson, and our Treasurer, Chief Executive Officer and Principle Accounting Officer, Alon Mualem.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
Name & Position	Year	Salary ($)	Bonus($)	Other($)	Restricted Stock Awards	Options($)	L/Tip($)	All Other
Abraham Keinan Chairman Guy Nissenson Chief Executive and Financial Officer (utill June 2005) Alon Mualem Treasurer, Chief Financial Officer & Principal Accounting Officer	2005 2004 2003 2005 2004 2003 2005	$94,175 (54,594 pound) $116,510 (60,368 Pound) $69,057(1) (40,622 Pound) $82,800 (48,000 pound) $116,510 (60,368 Pound) $74,820(4) (43,500 Pound) $59,920 (34,736 pound)	$9,650 (5,000 Pound) $112,576 (63,245 Pound) $220,000 (125,121 pound) ---- $171,302(5) (96,237 Pound)	$143,865 (83,400 pound) $196,171 (7) (101,643 Pound) $97,900(2) (55,000 Pound) $205,965 (119,400 pound) $196,171 (8) (101,643 Pound)	1,500,000 (9) 400,000(3) 1,500,000 (9) 200,000(6) 300,000 (10)

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

(3) On March 1, 2004, our Board of Directors cancelled these options.

(4) On April 15, 2003, our Board of Directors approved of a salary increase for our Chief Executive Officer from UKP 2,500 ($4,300) to UKP 4,000 ($6,800) per month. Guy Nissenson’s total salary of $73,950 is composed of: (a) $4,250 per month from January to March 2003; and (b) $6,800 per month from April 2003 to December 2003. On May 11, 2000, we entered into a written employment agreement with our Chief Executive Officer/President, Guy Nissenson. Under the agreement, Mr. Nissenson will work on business development, sales and marketing. At that time, we agreed to pay him a salary of $1,473 (1000 Pound Sterling) per month, subject to a future increase of $1,473 (1000 Pound Sterling) if Swiftnet reaches average sales of $257,775 (175,000 Pound Sterling) per month. In addition, we have agreed that if we grant options to Abraham Keinan, we will grant Mr. Nissenson options to buy Swiftnet or us according to the following formula: 50% of the options with same price and conditions that Mr. Keinan will receive, subject to our reaching a benchmark of $176,760 (120,000 Pound Sterling) average sales per month during Mr. Nissenson activities or in the 12 months thereafter. The agreement with Mr. Nissenson can be terminated by either party with one-month notice.

(5) This amount represents consultant fees of 41,237 pounds, and a success fee of 55,000 pounds, paid to Campbeltown Business, Ltd., which is owned and controlled by Guy Nissenson and other members of the Nissenson family.

(6) On March 1, 2004 our Board of Directors canceled these options.

(7) This amount represents a success fee paid to Vision Consultants, which is solely owned and controlled by A. Keinan.

(8) This amount represents consultant fees of 44,463 pounds ($85,818) and a success fee of 57,000 pounds ($110,010), paid to Campbeltown Business, Ltd., which is owned and controlled by Guy Nissenson and other members of the Nissenson family.

(9) On November 24, 2004, these options were granted by the Board of Directors based on the principles of the Company's 2004 Stock Option Plan (see footnote (3) below).

(10) Mr. Alon Mualem, our Treasurer, Chief Financial Officer and Principal Accounting Officer, was granted on June 8, 2005, 300,000 options at an exercise price of $3.5. The vesting of the options will be over a period of 4 years as follows: 25% of the options are vested after a year from the date of grant. Thereafter, 1/16 of the options are vested every 3 months for the following 3 years.

Options/SAR Grants Table

Name and Principle Position	Number Securities Underlying Options	% of Total Options Granted To Employees in 2003	% of Total Options Granted To Employees in 2004	% of Total Options Granted To Employees in 2005	Exercise Price	Expiration Date
Abraham Keinan Chairman of the Board	1) 400,000 common stock shares (3)1,500,000 Common stock shares	66.7%	46.88%		$0.475 $3.50	August 31, 2008
Guy Nissenson Principal Executive	(2)200,000 common stock shares (3)1,500,000 Common stock shares	33.3%	46.88%		$0.475 $3.50	5 years from the Vesting Date which is 12 months from the date Of Grant August 31, 2008 5 years from the Vesting Date which is 12 months from the date Of Grant 5.5 years from the Vesting Date
Eyal J. Harish, Director	(3)75,000 Common stock shares		2.34%		$3.50	5 years from the Vesting Date
Shemer S. Schwartz, Director	(3) 75,000 Common stock shares		2.34%		$3.50	5 years from the Vesting Date
Arie Czertok, Director	(3) 25,000 Common stock shares		0.78%		$3.50	5 years from the Vesting Date
Aviu Ben-Horrin , Director	(3) 25,000 Common stock shares		0.78%		$3.50	5 years from the Vesting Date
Alon Mualem Treasurer, Chief Financial Officer & Principal Accounting Officer	(4) 300,000 Common stock shares			100%	$3.50	5.5 years from the Grant Date
TOTAL		100%	100%	100%

(1) On August 21, 2003, we issued 400,000 options to acquire shares of our restricted common stock to Abraham Keinan. These options were issued to Abraham Keinan for services rendered by Mr. Keinan as the Chairman of our Board of Directors. These options are exercisable at a price of $0.475 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 5 years after issuance. On March 1, 2004, our Board of Directors canceled these options.

(2) On August 21, 2003, we issued 200,000 options to acquire shares of our restricted common stock to Guy Nissenson. These options were issued to Guy Nissenson for services rendered by Mr. Nissenson as our President and Chief Executive Officer. These options are exercisable at a price of $0.475 per share. Each option is convertible into one share of stock. These options are vested immediately and expire 5 years after issuance. On March 1, 2004, our Board of Directors canceled these options.

(3) On November 24, 2004, our board of directors approved and adopted the principal items forming our 2004 Stock Option Plan (the “2004 Plan”) which is designated for the benefit of employees, officers, directors, consultants and subcontractors of the Company including its subsidiaries. On November 1, 2005, the 2004 Plan was finally approved by our board of directors, and on March 13, 2006 by our shareholders, at a Special Meeting. The purpose of the 2004 Plan is to enable the Company to attract and retain the best available personnel for positions of substantial responsibility, to provide an incentive to such persons presently engaged with the Company, and to promote the success of our business. The options were issued under the following terms: exercise price - $3.5, vesting date - 12 month from the date of grant, expiration date - 5 years from the vesting date. At the time of the issuance of options to Mr. Keinan and Mr. Nissenson, directors received the following options under the same terms as Mr. Keinan and Nissenson: Eyal Harish (75,000 options), Shemer Schwartz (75,000 options), Arie Czertok (25,000 options) and Aviu Ben-Horrin (25,000 options).

(4) On June 8, 2005, the Company’s board of directors approved a grant to Mr. Alon Mualem, the Company's Treasurer, Chief Financial Officer and Principal Accounting Officer, of 300,000 options under and subject to the 2004 Stock Option Plan of the Company according to the following terms: Option exercise price of $3.50; Vesting Date - the vesting of the options will be over a period of 4 years as follows: 25% of the options are vested after a year from the Date of Grant. Thereafter, 1/16 of the options are vested every 3 months for the following 3 years; Expiration Date -5.5 years from the grant date.

Aggregated Option/SAR Exercises in 2004 and Fiscal Year End Option/SAR Value Table

Name	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Guy Nissenson,	Not Applicable	Not Applicable	700,000 / 0 (1)	$1,665,000 / $0 (2)
Chief Executive	Not Applicable	Not Applicable	1,500,000/0 (5)	Negative Value / $0
Officer, President

Abraham Keinan,	Not Applicable	Not Applicable	400,000 / 0 (3)	$930,000 / $0 (4)
Chairman of	Not Applicable	Not Applicable	1,500,000/0 (5)	Negative Value / $0
The Board

Eyal J. Harish,	Not Applicable	Not Applicable	75,000 / 0 (6)	Negative Value / $0
Director

Shemer S. Schwartz,	Not Applicable	Not Applicable	75,000 / 0 (7)	Negative Value / $0
Director

Arie Czertok,	Not Applicable	Not Applicable	25,000 / 0 (8)	Negative Value / $0
Director

Aviu Ben-Horrin,	Not Applicable	Not Applicable	25,000 / 0 (9)	Negative Value / $0
Director

Aggregated Option/SAR Exercises in 2005 and Fiscal Year End Option/SAR Value Table

Name	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Guy Nissenson,	500,000	Not Applicable	200,000 / 0 (1)	457,000 / $0
Chief Executive	Not Applicable	Not Applicable	1,500,000/0 (5)	Negative Value / $0
Officer, President

Abraham Keinan,	Not Applicable	Not Applicable	400,000 / 0 (3)	$914,000 / $0 (4)
Chairman of	Not Applicable	Not Applicable	1,500,000/0 (5)	Negative Value / $0
The Board

Eyal J. Harish,	Not Applicable	Not Applicable	75,000 / 0 (6)	Negative Value / $0
Director

Shemer S. Schwartz,	Not Applicable	Not Applicable	75,000 / 0 (7)	Negative Value / $0
Director

Arie Czertok,	Not Applicable	Not Applicable	25,000 / 0 (8)	Negative Value / $0
Director

Aviu Ben-Horrin,	Not Applicable	Not Applicable	25,000 / 0 (9)	Negative Value / $0
Director

Alon Mualem,	Not Applicable	Not Applicable	300,000 / 0 (10)	Negative Value / $0
Treasurer, Chief Financial Officer and Principal Accounting Officer

(1)
Of the 700,000 share options, 200,000 were issued to Guy Nissenson, our Chief Executive Officer and President, on August 21, 2003. On March 1, 2004, these 200,000 share options were cancelled by our Board of Directors. Campbeltown Business Ltd., a private company incorporated in the British Virgin Islands which is owned by Guy Nissenson and other members of the Nissenson family, owned options to purchase 500,000 shares of our common stock for $0.40 per share or an aggregate of $200,000. Said options were exercised on December 29, 2005. Guy Nissenson owns 20% of Campbeltown Business Ltd. Options to purchase shares of our common stock are shown in the table above as owned by Guy Nissenson due to Guy Nissenson’s 20% ownership of Campbeltown Business Ltd.

(2)
Based on the closing price of $2.80 and $2.76 per share as of December 30, 2004 and December 30, 2005, respectively, and an exercise price $0.475 per share for 200,000 share options, and $0.40 per share for 500,000 share options.

(3)
The options to purchase 400,000 shares of our common stock were issued to Abraham Keinan, our Chairman of the Board, on August 21, 2003, and on March 1, 2004, all 400,000 share options were cancelled by our Board of Directors.

(4)	Based on the closing price of $2.80 and $2.76 per share as of December 30, 2004 and December 30, 2005, respectively, and an exercise price of $0.475 per share.

(5)	Based on the closing price of $2.80 and $2.76 per share as of December 30, 2004 and December 30, 2005, respectively, and an exercise price of $3.50 per share.

(6)	Based on the closing price of $2.80 and $2.76 per share as of December 30, 2004 and December 30, 2005, respectively, and an exercise price of $3.50 per share.

(7)	Based on the closing price of $2.80 and $2.76 per share as of December 30, 2004 and December 30, 2005, respectively, and an exercise price of $3.50 per share.
(8)	Based on the closing price of $2.80 and $2.76 per share as of December 30, 2004 and December 30, 2005, respectively, and an exercise price of $3.50 per share.

(9)	Based on the closing price of $2.80 and $2.76 per share as of December 30, 2004 and December 30, 2005, respectively, and an exercise price of $3.50 per share.

(10)	Based on the December 30, 2005 per share closing price of $2.76, and an exercise price of $3.50 per share.

Other than provided above, directors do not receive any compensation for their services as directors, although they are reimbursed for reasonable expenses incurred in attending board or committee meetings.

A March 10, 2005 employment agreement between Xfone, USA, Inc. and Wade Spooner, its President and Chief Executive Officer, provides, among others, that Mr. Spooner will be granted and issued options for 600,000 shares of our restricted common stock, of which: (a) 100,000 will be attributable to Employment Year 1; (b) 200,000 will be attributable to Employment Year 2; and (c) 300,000 of which shall be attributable to Employment Year 3. The options will vest as follows: (a) options for 100,000 shares of the our restricted common Stock will vest 3 years from the grant date; (b) options for 200,000 shares of our restricted common stock will vest 4 years from the grant date; and (c) options for 300,000 shares of our common stock will vest 5 years from the grant date. The stock options will provide for a five (5) year term from the vesting date, a strike price that is 10% above the closing price of the Company’s common stock on the date of issue of the options.

A March 10, 2005 employment agreement between Xfone, USA, Inc. and Ted Parsons, its Executive Vice President and Chief Marketing Officer, provides, among others, that Mr. Parsons will be granted and issued options for 300,000 shares of our restricted common stock, of which: (a) 50,000 will be attributable to Employment Year 1; (b) 100,000 will be attributable to Employment Year 2; and (c) 150,000 of which shall be attributable to Employment Year 3. The options will vest as follows: (a) options for 50,000 shares of the Our restricted common Stock will vest 3 years from the grant date; (b) options for 100,000 shares of our restricted common stock will vest 4 years from the grant date; and (c) options for 150,000 shares of our common stock will vest 5 years from the grant date. The stock options will provide for a five (5) year term from the vesting date, a strike price that is 10% above the closing price of our common stock on the date of issue of the options.

On November 13, 2005, our Board of Directors ratified the grant of 600,000 options to Wade Spooner and 300,000 options to Ted Parsons, under our 2004 Stock Option Plan, pursuant to the terms described in the March 10, 2005 employment agreements.

Effective June 8, 2005, in accordance with a Board resolution dated June 8, 2005, the Company appointed Mr. Alon Mualem, as Treasurer, Chief Financial Officer and Principal Accounting Officer of the Company. Mr. Mualem holds as well the position of Chief Financial Officer of the Company’s majority owned subsidiary in Israel, Xfone 018 Ltd.

For holding the positions of Treasurer, Chief Financial Officer and Principal Accounting Officer of Xfone, Inc. and Chief Financial Officer of Xfone 018 Ltd., Mr. Mualem receives an annual salary of approximately US$100,000, use of a company car, and manager’s insurance that includes health, pension, disability and an educational training fund. Mr. Mualem was granted on June 8, 2005, under the Company`s 2004 Stock Option Plan, 300,000 options to purchase 300,000 common shares of the Company at an exercise price of $3.5. The vesting of the options will be over a period of 4 years as follows: 25% of the options are vested after a year from the date of grant. Thereafter, 1/16 of the options are vested every 3 months for the following 3 years.

The agreement with Mr. Mualem is subject to termination by either party giving written notice to the other 30 days prior to the effective date of termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Beneficial Owners and Management

Title of Class	Name & Address of Beneficial Owner	Amount of Beneficial Ownership	Nature of Ownership	Percent of Class
Common	Abraham Keinan	3,500,000	Direct*/****	41.04
	Chairman of the Board
	4 Wycombe Gardens
	London Nw11 8al
	United Kingdom

Common	Crestview Capital	768,967	Direct	9.02**
	Master LLC**
	95 Revere Drive, Suite F
	Northbrook, Illinois 60062

Common	Guy Nissenson	1,203,500	Indirect***/****	14.11
	Chief Executive Officer
	President/Director
	3A Finchley Park
	London N12 9JS
	United Kingdom

Common	Eyal Harish***** Director 3 Moshe Dayan Street, Raanana, Israel	15,000	Direct	0.17

Common	Mercantile Discount - Provident Funds****** 32 Yavne Street Tel-Aviv 65792, Israel	480,000	Direct	5.63
Total		5,967,467		69.97%

*Until June 23, 2004, Mr. Keinan indirectly held 1,302,331 shares of our common stock through Vision Consultants Limited, a Nassau, Bahamas incorporated company that is 100% owned by Mr. Keinan. On June 23, 2004, the shares held by Vision Consultants Limited were transferred to Mr. Keinan as an individual. On August 21, 2003, we issued 400,000 options to Mr. Keinan, but on March 1, 2004, our Board of Directors cancelled these options. On November 24, 2004, our board of directors issued 1,500,000 options to Mr. Keinan on the following terms: Option exercise price - $3.5, vesting date - 12 month from the date of grant, expiration date - 5 years from the vesting date. On December 29, 2005, the Company purchased below market price 100,000 shares of its common stock from Mr. Keinan which were canceled; therefore, Mr. Keinan is currently holding an aggregate amount of 3,500,000 shares of our common stock.

**Crestview Capital Master LLC. Owns 768,967 shares of our common stock; however, upon the exercise of Warrants issued to Crestview Capital Master, it would hold an additional 642,500 shares of our common stock.

*** Guy Nissenson, our Chief Executive Officer/President, has indirect beneficial ownership of 14.11% or 1,203,500 shares of our common stock, which consists of the following: (a) 703,500 shares of our common stock owned by Campbeltown Business Ltd., a British Virgin Islands corporation controlled by Mr. Nissenson and his family; (b) 500,000 options to purchase shares of our common stock that Campbeltown Business Ltd has the right to acquire which Campbeltown Business, Ltd. exercised on December 29, 2005. To the extent that we issue any shares to Abraham Keinan, Campbeltown Business, Ltd. has the right to purchase or acquire such number of our shares on the same terms and conditions as Abraham Keinan such that the relative percentage ownership of Abraham Keinan and Campbeltown Business, Ltd. remains the same. On August 21, 2003, we issued 200,000 options to acquire our shares to Mr. Nissenson, but on March 1, 2004 these options were cancelled by our Board of Directors. On November 24, 2004, our board of directors issued 1,500,000 options to Mr. Nissenson on the following terms: Option exercise price - $3.5, vesting date - 12 month from the date of grant, expiration date - 5 years from the vesting date.

**** Our Chairman of the Board, Abraham Keinan, and our President/Chief Executive Officer/Director, Guy Nissenson, exercise significant control over stockholder matters through a September 28, 2004 Voting Agreement between Mr. Keinan, Mr. Nissenson and Campbeltown Business Ltd, an entity owned and controlled by Mr. Nissenson and his family. This agreement is for a term of 10 years and provides that: (a) Messrs. Keinan and Nissenson and Campbeltown Business, Ltd. agree to vote any shares of our common stock controlled by them only in such manner as previously agreed by all these parties; and (b) in the event of any disagreement regarding the manner of voting, a party to the agreement will not vote any shares, unless all the parties have settled the disagreement.

***** Dr. Eyal Harish is the brother-in-law of Mr. Keinan, our Chairman of the Board.

****** Mercantile Discount - Provident Funds owns 480,000 shares of our common stock, 80,000 of which were issued on March 28, 2006, in conjunction with a November 23, 2005 Securities Purchase Agreement. Upon the exercise of warrants issued on October 31, 2005 to Mercantile Discount - Provident Funds, it would hold an additional 200,000 shares of our common stock. Upon the exercise of warrants issued on March 28, 2006 to Mercantile Discount - Provident Funds, in conjunction with a November 23, 2005 Securities Purchase Agreement, it would hold an additional 40,000 shares of our common stock. The certificates representing the shares and warrants issued on March 28, 2006, are currently held by the Escrow Agent. The financial transaction contemplated by the November 23, 3005 Securities Purchase Agreement is expected to close on or about April 3, 2006.

Our Management has control over stockholder matters, our Chairman of the Board, Abraham Keinan, beneficially owns 41.04 % of our common stock. In addition, our President and Chief Executive Officer, Guy Nissenson has significant influence over an additional 14.11% of our common stock, which is owned by Campbeltown Business, Ltd., an entity controlled by Mr. Nissenson and his family. In addition, Eyal Harish beneficially owns 0.17% of our common stock. Therefore, our officers/directors potentially may vote 55.32% of our common stock, without giving effect to the issuance of any shares upon the exercise of outstanding warrants or options. As such, our officers/directors and their family members control the outcome of all matters submitted to a vote of the holders of our common stock, including the election of our directors, amendments to our certificate of incorporation and approval of significant corporate transactions. Additionally, our officers/directors could delay, deter or prevent a change in our control that might be beneficial to our other stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Redemption of Keinan's shares

On December 29, 2005, the Board of Directors of the Registrant entered into an oral Stock Purchase Agreement with Mr. Keinan pursuant to which it repurchased 100,000 restricted shares of its common stock at a price of $2.50 per share (market price at that day was $2.75 per share). The 100,000 shares were returned to the Company for cancellation. The Agreement was approved by a majority of the non-interested members of the Board of Directors of the Registrant.

Keinan Loan

Since our inception in September 2000, through December 31, 2000, we along with our subsidiary, Swiftnet, Limited loaned Abraham Keinan, our Chairman of the Board. This loan originally was reflected in a September 29, 2000 promissory note payable in ten equal installments ending on January 1, 2011. This note is non-interest bearing. We provided the loan to Mr. Keinan to promote his loyalty and continued service as our Chairman of the Board of Directors. The loan to Mr. Keinan amounted to £247,931 as of December 31, 2005, and the same amount as of December 31, 2004. On December 29, 2005, Mr. Keinan repaid £123,966 ($217,993) which were due for the fiscal year ended December 2005. Under the terms of the loan the remaining £123,965 ($213,840) will be repaid during fiscal year 2006.

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

Guy Nissenson

Campbeltown Business, Ltd.

On May 11, 2000, Swiftnet, Limited., which is now our wholly owned subsidiary, and our Chairman of the Board of Directors, Abraham Keinan, entered into an 18-month renewable consulting agreement with Campbeltown Business, Ltd., a private company incorporated in the British Virgin Island which is owned by Guy Nissenson, our Chief Executive Officer/President and Director and four other relatives of Mr. Nissenson. This agreement provides that Swiftnet hires Campbeltown Business, Ltd. as its financial and business development Consultant and will pay Campbeltown Business, Ltd. 2,000 UK Pound Sterling per month, along with an additional monthly performance bonus based upon Swiftnet attaining the following revenue levels for consulting services in the area of business development and management activities:

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

On June 19, 2000, Swiftnet Limited entered into a Stock Purchase Agreement with Abraham Keinan and Campbeltown Business, Ltd., a company owned by Guy Nissenson and his family. This agreement provides that:

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

Guy Nissenson Employment Agreement

On May 11, 2000, Swiftnet Limited and our Chairman of the Board of Directors, Abraham Keinan, entered into an employment agreement with Guy Nissenson, our Chief Executive Officer/ President. This agreement does not expire. Under the terms of the agreement, Swiftnet employed Mr. Nissenson to provide business development and sales and marketing services, at a base rate of 1000 pounds (UK) per month (approximately $1,433 US). When Swiftnet reaches average sales of 175,000 pounds (UK) per month for a consecutive three month period, Mr. Nissenson’s salary will increase to 2,000 pounds (approximately $2,866 US) per month. In addition, Mr. Nissenson will receive an unspecified number of options to acquire our stock that is limited to 50% of the options that Abraham Keinan receives. As such, the agreement protects Mr. Nissenson’s rights to have at least 50% of the options rights that Mr. Keinan will have. Mr. Nissenson can transfer the right of these options to another company or person at his discretion. Swiftnet may only cancel these options if : (1) Mr. Nissenson no longer works with Swiftnet; or (2) if within twelve months of Mr. Nissenson’s employment with the company, Swiftnet and any other companies that may buy or merge into Swiftnet in the future, do not reach average revenues (over a three consecutive month period) of at least 120,000 pounds (UK). Because the average sales per month have exceeded 120,000 pounds within a twelve-month period of Mr. Nissenson’s employment, Swiftnet cannot cancel the options.

Guy Nissenson Bonus and Success Fee

On December 29, 2005, the Registrant’s Board of Directors granted a bonus to Mr. Nissenson for an aggregate amount of $220,000 (the "Bonus"). The Registrant’s Board of Directors with the exception of Mr. Nissenson and Mr. Keinan who abstained from voting, resolved and granted the Bonus to Mr. Nissenson for his exceptional efforts and professional abilities to achieve the Company’s goals and determined that it was in the best interest of the Company, moreover, the Registrant believes that the Bonus was fair and proportionate to its President and Chief Executive Officer’s commitment and achievements.

Voting Agreement

Our Chairman of the Board, Abraham Keinan, and our President/Chief Executive Officer/Director, Guy Nissenson, exercise significant control over stockholder matters through a September 28, 2004 Voting Agreement between Mr. Keinan, Mr. Nissenson and Campbeltown Business Ltd, an entity owned and controlled by Mr. Nissenson and his family. This agreement, which is for a term of 10 years, provides that: (a) Messrs. Keinan and Nissenson and Campbeltown Business, Ltd. agree to vote any shares of our common stock controlled by them only in such manner as previously agreed by all these parties; and (b) in the event of any disagreement regarding the manner of voting, a party to the agreement will not vote any shares, unless all the parties have settled the disagreement.

Section 801 of the AMEX Company Guide provides that a listed company in which over 50% of the voting power is held by an individual, a group or another company (a "Controlled Company") is not required to comply with Sections 802(a), 804 or 805 of the AMEX Company Guide, and that a Controlled Company that chooses to take advantage of any or all of these exceptions must disclose that it is a Controlled Company and the basis for that determination. In light of the abovementioned September 28, 2004 Voting Agreement the Company should be considered as a Controlled Company.

Indemnification

Our Israeli subsidiary, Xfone 018 Ltd., has obtained a certain Credit from Bank Hapoalim B.M. As part of the credit arrangement, Messrs. Keinan and Nissenson agreed to pledge an aggregate of 1,000,000 shares of our common stock owned by them as a guarantee of the Xfone 018 Ltd. defaults on its obligations and the bank seized the shares pledged as collateral, the Company has agreed to indemnify Messrs. Keinan and Nissenson from any losses they may occur pursuant to this transaction.

Dionysos Investments (1999) ltd. financial services and business development consulting agreement

This Financial Services Consulting Agreement was entered into on November 18, 2004, between Dionysos Investments (1999) Ltd., an Israeli company (“Dionysos”) and the Company with respect to certain services. The principal of Dionysos is Mr. Haim Nissenson, father of Guy Nissenson, our President and Chief Executive Officer.

Dionysos agrees to assist the Company in connection with services related to financial activities, financial reports, mergers & acquisitions and other business development work (the “Services”). In the event the Company requests additional services, the scope of such additional services shall be as agreed by the parties and shall be governed by this Agreement.

The parties agree that Dionysos will be compensated by the Company for the Services provided the Company in the amount of Three Thousand British Sterling Pounds (£3,000) per month beginning on the Effective Date of this Agreement (the “Fees”). In addition, the Company will reimburse Dionysos, based on prior approval by the Company, for expenses incurred, which expenses will include travel, hotel, meals, courier, report reproduction and other administrative costs when and where needed (the “Expenses”). Compensation for any additional services provided by Dionysos for the Company shall be as agreed by the parties.

The Effective Date of this Agreement is January 1, 2005 (the “Effective Date”). The term of this Agreement shall be two (2) years (the “Term”). The Term will be automatically renewed for successive two-year periods, unless either party provides written notice at least ninety (90) days prior to the end of the Term that such party does not wish to renew this Agreement.

ITEM 13. EXHIBITS

(a) Exhibits and Index of Exhibits

Exhibit Number / Description

2.	Agreement and plan or reorganization between Xfone, Inc. and Swiftnet Ltd. dated September 20, 2000 (1)
3.1	Articles of Incorporation of Xfone, Inc. (1)
3.2a	Bylaws of Xfone, Inc. (1)
3.2b	Amended Bylaws of Xfone, Inc. (4)
3.3	Articles of Incorporation of Swiftnet, Ltd. (1)
3.4	Bylaws of Swiftnet, Ltd. (1)
3.5	Amended bylaws of Xfone, Inc. (3)
3.6	By-Laws of Xfone USA, Inc. (7)
3.7	Office of the Mississippi Secretary of State, Articles of Merger or Share Exchange Profit Corporation (7)
3.8.	Amended and Restated Bylaws dated March 12, 2006 (22)

4.	Specimen Stock Certificate (1)
5.	Opinion of Gersten Savage LLP.
10.1	Agreement between Swiftnet Ltd. and Guy Nissenson dated May 11, 2000 (1)
10.2	Employment Agreement with Bosmat Houston dated January 1, 2000 (1)
10.3	Loan Agreement with Swiftnet Ltd., Guy Nissenson, and Nissim Levy dated August 5, 2000 (1)
10.4	Promissory Note executed between Xfone and Swiftnet Ltd. dated September 29, 2000 (1)
10.5	Stock Purchase Agreement between Swiftnet, Ltd, Abraham Keinan, and Campbeltown Business, Ltd. dated June 19, 2000 (1)
10.6	Consulting Agreement between Swiftnet, Ltd. and Campbeltown Business, Ltd. dated May 11, 2000 (1)
10.7	Agreement with Campbeltown Business Ltd. dated July 30, 2001 (1)
10.8	Contract with WorldCom International, Ltd. dated June 20, 1998 (1)
10.9	Contract with VoiceNet Inc. dated April 11, 2000 (1)
10.10	Contract with InTouchUK.com Ltd. dated April 25, 2000 (1)
10.11	Letter of Understanding from Campbeltown Business, Ltd. to Xfone, Inc. dated July 30, 2001 (2)
10.12	Agreement between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet dated April 6, 2000 (2)
10.13	Lease Agreement between Elmtree Investments, Ltd. and Swiftnet, Ltd. dated December 4, 1991 (2)
10.14	Lease Agreement between Postwick Property Holdings Limited and Swiftnet, Ltd. dated October 8, 2001.(2)
10.15	Agreement between Xfone, Inc., Swiftnet, Ltd., and Nir Davison dated September 30, 2002 (5)
10.16	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B
and Registration Rights Agreement of Selling Shareholders Platinum Partners Value
Arbitrage Fund LP, Countrywide Partners LLC and WEC Partners LLC. [3 investors] (6)
10.17	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B
and Registration Rights Agreement of Selling Shareholders Simon Langbart, Robert Langbart,
Arik Ecker, Zwi Ecker, Michael Derman, Errol Derman,Yuval Haim Sobel, Zvi Sobel, Tenram
Investment Ltd., Michael Zinn, Michael Weiss. [11 investors] (6)
10.18	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B
and Registration Rights Agreement of Selling Shareholders Southridge Partners LP and
Southshore Capital Fund Ltd. [2 investors] (6)
10.19	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B
and Registration Rights Agreement of Selling Shareholders Crestview Capital Master LLC. [1 investors] (6)

10.20	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B
and Registration Rights Agreement of Selling Shareholders Adam Breslawsky, Oded Levy,
Michael Epstein, Steven Frank, Joshua Lobel, Joshua Kazan and The Oberon Group LLC. [7 investors] (6)
10.21	Newco (Auracall Limited) Formation Agreement. (6)
10.22	Agreement with ITXC Corporation (6)
10.23	Agreement with Teleglobe International (6)
10.23.1	Amendment to Agreement with Teleglobe International (6)
10.24	Agreement with British Telecommunications (6)
10.25	Agreement with Easyair Limited (OpenAir) (6)
10.26	Agreement with Worldnet (6)
10.27	Agreement with Portfolio PR (6)
10.28	Agreement with Stern and Company (6)
10.29	December 31, 2003 letter to Xfone from A. Keinan (6)
10.30	Agreement between Swiftnet, Ltd. and Dan Kirschner (8)
10.31	Agreement and Plan of Acquisition (7)
10.32	Escrow Agreement (7)
10.33	Release Agreement (7)
10.34	Employment Agreement between WS Telecom, Inc. and Wade Spooner (7)
10.35	Employment Agreement between WS Telecom, Inc. and Ted Parsons (7)
10.36	First Amendment to Agreement and Plan of Merger (WS Telecom, Inc./Xfone, Inc./Xfone USA, Inc.) (11)
10.37	Finders Agreement with The Oberon Group, LLC (11)
10.38	Agreement with The Oberon Group, LLC (11)
10.39	Management Agreement (WS Telecom, Inc. and Xfone USA, Inc.) (8)
10.40	Engagement Letter to Tommy R. Ferguson, Confidentiality Agreement, and Executive Inventions Agreement dated August 19, 2004 (11)
10.41	Voting Agreement dated September 28, 2004 (11)
10.42	Novation Agreement executed September 27, 2004 (11)
10.43	Novation Agreement executed September 28, 2004 (11)
10.44	Ilan Shoshani Investment Agreement dated August 26, 2004 (12)
10.44.1	Addendum and Clarification to the Ilan Shoshani Investment Agreement dated September 13, 2004 (12)

10.45	Elite Financial Communications Group Agreement dated November 16, 2004 (13)
10.46	Dionysos Investments (1999) Ltd. Financial Services and Business Development Consulting Agreement dated November 18, 2004(13)
10.47	Agreement and Plan of Merger to acquire I-55 Internet Services, Inc. dated August 18, 2005 (14)
10.48	Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC dated August 26, 2005 (15)
10.49	Securities Purchase Agreement, dated September 27, 2005, by and between the Registrant and Laurus Master Fund, Ltd. (16)
10.50
Secured Convertible Term Note, dated September 27, 2005, by the Registrant in favor of Laurus Master Fund, Ltd.; Adjustment Provision Waiver Agreement, dated September 27, 2005, by and between the Registrant and Laurus Fund, Ltd. (16)

10.51	Common Stock Purchase Warrant, dated September 27, 2005, by the Registrant in favor of Laurus Master Fund, Ltd. (16)
10.52	Registration Rights Agreement, dated September 27, 2005, by and between the Registrant and Laurus Master Fund, Ltd. (16)
10.53	Master Security Agreement, dated September 27, 2005, by and between the Registrant, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc., and Laurus Master Fund, Ltd. (16)
10.54	Stock Pledge Agreement, dated September 27, 2005, by and between the Registrant, Xfone USA, Inc., and Laurus Master Fund, Ltd. (16)
10.55	Subsidiary Guarantee dated September 27, 2005, by Xfone USA, Inc., eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. in favor of Laurus Master Fund, Ltd. (16)
10.56	Funds Escrow Agreement, dated September 27, 2005, by and between the Registrant, Laurus Master Fund, Ltd. and Loeb & Loeb LLP; Disbursement Letter, dated September 27, 2005 (16)
10.57	Incremental Funding Side Letter, dated September 27, 2005, by and between the Registrant and Laurus Master Fund, Ltd. (16)
10.58	Securities Purchase Agreement, dated September 28, 2005, by and between the Registrant and Crestview (16)
10.59	Registration Rights Agreement, dated September 28, 2005, by and between the Registrant and Crestview (16)
10.60	Common Stock Purchase Warrant, dated September 28, 2005, by the Registrant in favor of the Crestview (16)
10.61	Escrow Agreement, dated September 28, 2005, by and between the Registrant, the Purchasers and Feldman Weinstein LLP (16)
10.62	Management Agreement dated October 11, 2005 (17)
10.63	First Amendment to the Agreement and Plan of Merger to acquire I-55 Internet Services, Inc., dated October 10, 2005 (17)
10.64	Letter Agreement with MCG Capital Corporation dated October 10, 2005 (17)
10.65
Securities Purchase Agreement, dated November 23, 2005, between the Registrant and Mercantile Discount - Provident Funds, Hadar Insurance Company Ltd., The Isreali Phoenix Assurance Company Ltd. and Gaon Gemel Ltd. (18)

10.66
Registration Rights Agreement, dated November 23, 2005, between the Registrant and Mercantile Discount - Provident Funds, Hadar Insurance Company Ltd., The Isreali Phoenix Assurance Company Ltd. and Gaon Gemel Ltd.  (18)

10.67
Common Stock Purchase Warrant, dated November 23, 2005, Registrant in favor of Mercantile Discount - Provident Funds, Hadar Insurance Company Ltd., The Isreali Phoenix Assurance Company Ltd. and Gaon Gemel Ltd. (18)

10.68
Escrow Agreement, dated November 23, 2005, between the Registrant and Mercantile Discount - Provident Funds, Hadar Insurance Company Ltd., The Isreali Phoenix Assurance Company Ltd. and Gaon Gemel Ltd. (18)

10.69	Management Agreement with I-55 Telecommunications, LLC dated October 12, 2005 (19)
10.70	Agreement - General Terms and Conditions with EBI Comm, Inc., dated January 1, 2006. (21)
10.71	Asset Purchase Agreement with Canufly.net, Inc., dated January 10, 2006. (21)
16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C to the SEC (20)
21.1	List of Subsidiaries (Amended) (8)
23.1	Consent of Chaifetz & Schreiber, P.C.
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act Of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act Of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act Of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act Of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.'s SB-2 registration statement, file # 333-67232.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.'s SB-2/Amendment 1 registration statement, file # 333-67232.
(3)	Denotes previously filed exhibit: filed on November 28, 2001 with Xfone, Inc.'s SB-2/Amendment 2 registration statement, file # 333-67232.
(4)	Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.'s Form 8-K.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.'s SB-2/Post Effective Amendment No. 2 registration statement, file # 333-67232
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone's, Inc.SB-2 Amendment 1 Registration Statement, file # 333-113020.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.'s Form 8-K
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.'s SB-2/Amendment 2 Registration Statement, file # 333-113020.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone's, Inc.SB-2 Amendment 3 Registration Statement, file # 333-113020.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone's, Inc.SB-2 Amendment 4 Registration Statement, file # 333-113020.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.‘s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.‘s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.‘s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.‘s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.‘s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.‘s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.‘s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.‘s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.‘s Form 8-K/A #3.
(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.‘s Form 8-K/A #1.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.‘s Form 8-K.
(22)	Denotes previously filed exhibit: filed on March 15, 2006 with Xfone, Inc.‘s Form 8-K.

ITEM 14. PRICINPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee pre-approved all audit and non-audit services provided to us and during the periods listed below. The Audit Committee approves discrete projects on a case-by-case basis that may have a material effect on our operations and also considers whether proposed services are compatible with the independence of the public accountants.

2005

Audit Fees

The aggregate fees billed for the fiscal year ended December 31, 2005, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated as follows: we paid our accountant, Stark Winter Schenkein & Co., LLP $60,000.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

2004

Audit Fees

The aggregate fees billed for the fiscal year ended December 31, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated as follows: we paid our accountant, Chaifetz & Schreiber, P.C. $55,000.

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

XFONE, INC.

Date: March 30, 2006	By:	/s/ Guy Nissenson
Guy Nissenson
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Guy Nissenson	President, Chief Executive Officer, and Director	March 30, 2006
Guy Nissenson

/s/ Abraham Keinan	Chairman of the Board	March 30, 2006
Abraham Keinan
/s/Eyal J. Harish	Director	March 30, 2006
Eyal J. Harish

/s/ Arie Czertok	Director	March 30, 2006
Arie Czertok
/s/ Alon Mualem	Treasurer, Chief Financial Officer and Principal Accounting Officer	March 30, 2006
Alon Mualem