Form 10QSB
period 2006-03-31
XFONE INC
filed 2006-05-15
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
 MARCH 31, 2006

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

Common Stock: The issuer had 10,406,834 shares outstanding as of May 12, 2006 (latest practicable date).

XFONE, INC. AND SUBSIDIARIES

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND CONDENSED NOTES (UNAUDITED) - QUARTER ENDED MARCH 31, 2006

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2006

F-1-

F-2-

Xfone, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET
(unaudited)
	March 31,	March 31,
	2006	2006

		US$
Current assets

Cash	£1,510,202	$2,630,772

Accounts receivable, net	3,475,794	6,054,833

Prepaid expenses and other receivables	781,933	1,362,127

Loan to shareholder	123,965	215,947

Total Current Assets	5,891,894	10,263,679

Investments	119,253	207,739

Minority Interest	125,666	218,910

Long Term Receivables	271,501	472,955

Fixed assets , net	2,292,353	3,993,279

Other Assets	6,981,524	12,161,815

Total assets	£15,682,191	$27,318,377

The accompanying notes are an integral part of these consolidated financial statements
F-3-

Xfone, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET
(unaudited)

	March 31,	March 31,
	2006	2006

		US$

Current liabilities
Notes payable - current portion	£983,322	$1,712,947
Trade payables	3,066,892	5,342,526
Other liabilities and accrued expenses	2,093,859	3,647,502
Obligations under capital leases - current portion	79,631	138,717

Total current liabilities	6,223,704	10,841,692

Deferred taxes	82,131	143,072
Notes payable	891,292	1,552,631
Severance pay	22,406	39,031

Total liabilities	7,219,533	12,576,426

Guarantees, Commitments & Liens

Shareholders' equity
Preferred stock - 50,000,000 shares authorised, none issued
Common stock:
25,000,000 shares authorised, £.0006896 par value;
9,195,568 outstanding and 8,871,568 issued	5,480	9,546
Foreign currency translation adjustment	92,546	161,215
Contributions in excess of par value	5,473,379	9,534,627
Shares payable for acquisitions	2,110,516	3,676,519
Treasury stock	(142,166)	(247,653)
Retained earnings	922,903	1,607,697

Total shareholders' equity	8,462,658	14,741,951

Total liabilities and shareholders' equity	£15,682,191	$27,318,377

The accompanying notes are an integral part of these consolidated financial statements.
F-4-

Xfone, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	3 Months Ended		3 Months Ended

	March 31		March 31
	2006	2005	2006
			US$

Revenues	£4,501,289	£3,312,934	$7,841,245
Cost of revenues	(2,868,452)	(2,274,071)	(4,996,843)

Gross profit	1,632,837	1,038,863	2,844,402

Operating expenses:
Research and development	(5,625)	(5,000)	(9,799)
Marketing and selling	(390,213)	(384,190)	(679,751)
General and administrative	(1,151,703)	(638,258)	(2,006,267)

Total operating expenses	(1,547,541)	(1,027,448)	(2,695,817)

Operating profit	85,296	11,415	148,585

Financing expenses - net	(78,471)	(14,808)	(136,696)
Equity in income of affiliated company	51,416	33,088	89,567
Loss from a change of holding of affiliated company	(29,848)	-	(51,995)
Other income	6,179	2,332	10,764

Income before minority interest and taxes	34,572	32,027	60,225

Minority Interest	11,706	30,920	20,392

Income Before taxes	46,278	62,947	80,617

Benefit (taxes on income)	17,611	(19,450)	30,678

Net income	£63,889	£43,497	$111,295

Weighted average shares outstanding

Basic	8,195,968	6,552,696	8,195,968

Diluted	8,770,680	12,039,251	8,770,680

Earnings Per Share:
Basic	£0.008	£0.007	$0.014

Diluted	£0.007	£0.004	$0.013

The accompanying notes are an integral part of these consolidated financial statements.
F-5-

Xfone, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Number of		Contributions	Foreign currency				Total
	Common		in excess of	translation	Shares Payable	Treasury	Retained	Shareholders'
	Stock	Amount	par value	adjustments	for acquisitions	Stock	Earnings	Equity

Balance at January 1, 2006	8,172,671	£5,448	£4,406,064	£(116,408)	£-	£(142,166)	£859,014	£5,011,952
Stock issued during the
period, net of
issuance expenses :
For services	30,899	18	(18)	-	-	-	-	-
For acquisitions		-	-	-	2,110,516	-	-	2,110,516
For loan repayment	667,998	14	1,153,783	-	-	-	-	1,153,797
Share issuance expenses		-	(74,844)	-	-	-	-	(74,844)
Related to registration		-	(11,606)	-	-	-	-	(11,606)
Currency translation		-	-	208,954	-	-	-	208,954
Net income		-	-	-	-	-	63,889	63,889

Balance at March 31, 2006	8,871,568	£5,480	£5,473,379	£92,546	£2,110,516	£(142,166)	£922,903	£8,462,658

Balance at January 1, 2006	8,172,671	$9,490	$7,675,365	$(202,783)	$-	$(247,653)	$1,496,402	$8,730,821

Stock issued during the
period, net of
issuance expenses:
For services	30,899	31	(31)	-	-	-	-	-
For acquisitions		-	-	-	3,676,519	-	-	3,676,519
For loan repayment	667,998	25	2,009,981	-	-	-	-	2,010,006
Share issuance expenses		-	(130,470)	-	-	-	-	(130,470)
Related to registration		-	(20,218)	-	-	-	-	(20,218)
Currency translation	-	-	-	363,998	-	-	-	363,998
Net income		-	-	-	-	-	111,295	111,295

Balance at March 31, 2006	8,871,568	$9,546	$9,534,627	$161,215	$3,676,519	($247,653)	$1,607,697	$14,741,951

The accompanying notes are an integral part of these consolidated financial statements.
F-6-

Xfone, Inc. and Subsidiaries

STATEMENT OF CASH FLOWS
(unaudited)
	3 Months Ended		3 Months Ended
	March 31 ,		March 31 ,
	2006	2005	2006

Cash flow from operating activities
Net income	£63,889	£43,497	$111,295
Adjustments required to reconcile net income
to net cash provided by (used in)
operating activities:
Depreciation and amortization	108,659	55,786	189,284
Stock issued for professional services	-	22,675	-
Minority Interest	(11,706)	(30,920)	(20,392)
Increase (Decrease) in trade receivables	100,216	(66,861)	174,576
Increase in Severence pay	892	-	1,554
Increase in other receivables	357,316	193,346	622,444
Loss from a change of holding of affiliated company	29,848	-	51,995
Equity in earnings of affiliated company	(51,416)	(33,088)	(89,567)
Increase in trade payables	(606,528)	(19,684)	(1,056,572)
Decrease in other payables	(103,752)	(139,766)	(180,737)
Increase deferred taxes	-	259	-

Net cash provided by (used in) operating activities	(112,582)	25,244	(196,120)

Cash flow from investing activities
Purchase of other assets	(230,713)	(122,106)	(401,902)
Purchase of equipment	(187,963)	(39,064)	(327,432)
Increase in long-term receivables	(11,133)	-	(19,393)
Net cash acquired through purchase of WS Telecom	-	76,594	-
Acquisition of EBI	(6,980)	-	(12,159)
Acquisition of Canufly	(176,734)	-	(307,869)
Acquisition of I-55 Internet	(60,047)	-	(104,602)
Acquisition of I-55 Telecommunication	(15,414)	-	(26,851)
Acquisition of WS Telecom	-	(244,208)	-

Net cash (used in) investing activities	(688,984)	(328,784)	(1,200,208)

Cash flow from financing activities
Repayment of long term loans from banks and others	(463,253)	(11,995)	(806,987)
Proceeds from long term loans from banks	96,303	-	167,760
Repayment of capital lease obligation	(20,801)	(25,775)	(36,235)
Proceeds from short term loans from banks	204,596	187,261	356,406

Net cash provided by (used in) financing activities	(183,155)	149,491	(319,056)

Net (decrease) in cash	(984,721)	(154,049)	(1,715,384)

Cash, beginning of period	2,494,923	797,097	4,346,156

Cash at end of year	£1,510,202	£643,048	$2,630,772

The accompanying notes are an integral part of these consolidated financial statements.
F-7-

Xfone, Inc. and Subsidiaries
Notes to financial statements
March 31, 2006
(unaudited)

Note 1 - Organization and Nature of Business

A. Xfone, Inc. ("Xfone") was incorporated in Nevada, U.S.A. in September, 2000 and is a provider of voice and data telecommunications services, with operations in the United Kingdom, the United States and Israel.

Xfone's holdings in subsidiaries are as follows:

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

In May 2004 Xfone entered into an agreement to acquire WS Telecom Inc. a Mississippi corporation, which provides telecommunication services in the southeastern United States. From July 2004 Xfone USA managed WS Telecom Inc. under a management agreement until the consummation of the acquisition on March 10, 2005.

On August 2005, the Company entered into an Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC and I-55 Internet Services, Inc. (“I-55 Internet”). From October 2005 Xfone USA managed I-55 Telecommunications and I-55 Internet under a management agreement until the consummation of the acquisition on March 31, 2006 (See note 8).

 The financial statements consolidate the operations of Xfone, Swiftnet, Xfone 018 and Xfone USA - (collectively the "Company").

B. The financial statements of the company have been prepared in Sterling ("£") since this is the currency of the prime economic environment, the U.K., in which the majority of the operations of the Company are conducted.

C. The financial statements have been translated into U.S. dollars using the rate of exchange of the U.S. dollar at March 31, 2006. The translation was made solely for the convenience of the readers. It should be noted that the £ figures do not necessarily represent the current cost amounts of the various elements presented and that the translated U.S. dollars figures should not be construed as a representation that the £ currency amounts actually represented, or could be converted into, U.S. dollars. The representative rate of exchange of the £ at March 31, 2006 was £1 = 1.742 US$.

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

The consolidated financial statements included herein have been prepared by Xfone, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2006, and its results of operations and its cash flows for the three month periods ended March 31, 2006 and 2005.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-KSB.

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

As of March 31, 2006, the accounts receivable are presented net of an allowance for doubtful accounts of £531,183.

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

E.	Foreign Currency Translation

Assets and liabilities of subsidiaries operating outside United Kingdom with a functional currency other than Pound are translated into Pounds using year end exchange rates, costs and expenses are translated at the average exchange rate effective during the year. Foreign currency translation gains and losses are included in the shareholders equity section.

Note 3 -- Investments

The Company has investments in two business ventures as follows: Auracall Limited (“Auracall”) and Story Telecom Inc. (“Story”), both entities operate in the UK.

On January 1, 2006, Auracall Limited, an affiliated company, issued to the Managing Director of Auracall further shares from treasury to the level that Swiftnet was diluted from 47.5% to 32.5% holdings of Auracall. This issuance is in accordance with an agreement completed on August 21, 2003, providing that if certain pre-conditions are met, Auracall will issue to the Managing Director of Auracall, as a bonus, further shares from treasury to the level that he will hold 67.5% of Auracall and Swiftnet will hold 32.5% of Auracall. The dilution from 47.5% to 32.5% holdings of Auracall result is a loss of £29,848 ($51,995) recognized during the quarter.

Note 4 -- Commitments & Contingencies

A.
The Company's wholly-owned UK based subsidiary, Swiftnet Limited was served with a claim on October 11, 2005, that was filed by MCI WorldCom Limited (“MCI”) in an English court for the sum of £1,640,440 ($2,857,811) plus interest accruing at a daily rate of £401 ($699) which at the date of Claim had amounted to £92,317 ($160,825). MCI's claim is for telecommunication services MCI claims it provided to Swiftnet. Swiftnet has been in dispute with MCI regarding amounts due to MCI for telecommunications services provided by MCI to Swiftnet. Swiftnet alleges that the disputed charges were improperly billed by MCI to its account for a long time and therefore MCI should credit Swiftnet for a certain amount of the claim.  Swiftnet has defended the claim by stating that in relation to the Invoices that MCI is claiming remain unpaid, £307,094 ($534,988) is not justified according to the rates agreed at various meetings and equates to an over-billing by such amount, although Swiftnet does not have written evidence for many of the agreed rates. Swiftnet has also submitted a counterclaim stating that it is owed a further £671,111 ($1,169,142) in credits in relation to amounts paid on account and wrongly attributed by MCI to over-billed invoices. In addition, MCI continues to send traffic to Swiftnet for termination via our Israeli subsidiary's network. Swiftnet is claiming that the amounts owed by MCI to Swiftnet in this regard should be set off as against any amounts being claimed by MCI in the dispute.  There is a further counterclaim for additional accountancy costs and loss of management time incurred by Swiftnet due to the incorrect billing. The Company's financial statements have for some time carried the full amount due to MCI based on the invoices issued by MCI, as well as an appropriate provision for the credit the company is claiming.

B.
Opal Telecom Limited claims that the Company's wholly-owned UK based subsidiary, Swiftnet Limited, owes them £119,000 ($207,310). However, Swiftnet claims that Opal Telecom owes it damages for breach of an agreement and further that the debt claimed should be reduced by £50,000 ($87,105) to take account of billing errors. Legal proceedings have not been commenced and the parties are planning to meet to see if a settlement can be reached.

C.
Xfone entered into an agreement with an investor in Israel, whereby the later purchased 26% interest in Xfone 018 owned by another shareholder through providing a bank guarantee of 10,000,000 New Israeli Shekels ("NIS") (£1,230,451) ($2,143,569) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by the Company. As part of the agreement, the Company agreed to indemnify the investor for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone, provided that the said act or omission is performed against the opinion of the investor or without his knowledge. Further, the Company agreed that if at the end of the first two years of Xfone 018 business activity, its revenues shall be less than $2,000,000 (£1,148,040), or if it shall cease business activity (at any time), the Company shall secure the return of the bank guarantee to the investor.

D.
Our Israeli based subsidiary, Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel to finance its start-up activities. The credit facility includes a revolving credit line of 500,000 New Israeli Shekels ("NIS") ($107,181), a short-term credit line of 2,250,000 NIS ($482,315), and a long term credit line of 790,000 NIS ($169,346).  In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS ($675,241) to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; (b) a fixed charge on its telecommunication equipment (including switches); (c) subordination of a Term Note of $800,000 (in favor of the Company); (d) assignment of rights by way of pledge on the Partner Communications Company Ltd. contract, the Cellcom Israel Ltd. contract, the Pelephone Communications Ltd. contract, and the Credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson, which includes a stock pledge. The Company agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral; (f) The Company and Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank.

Note 5 -- Capital Structure

During March 2006, the Company issued 30,899 shares to service provider and additional 667,998 shares to MCG Capital Corporation ("MCG"), a major creditor of I-55 Internet, in conjunction with the Merger Agreement between Xfone USA and I-55 Internet. In lieu of cash for the obligation amount MCG accepted a number of shares of restricted common stock of the Company. The value of shares issued to MCG is (£1,153,797) $2,010,006.

Note 6 -- Economic Dependency and Credit Risk

Approximately 9% of total revenues in the three month period ended March 31, 2006, were derived from one customer and 37% of the total accounts receivable as of March 31, 2006, were due from this customer.

Note 7 -- Segment Information

The percentage of the Company's revenues is derived from the following Geographical segments:

Geographical Segments
	3 Months Ended		3 Months Ended
	March 31,		March 31,
	2006	2005	2006

			US$
Revenues
England	£1,813,498	£2,253,640	$3,159,113
United states	2,037,722	861,083	3,549,712
Israel	650,069	198,211	1,132,420

	£4,501,289	£3,312,934	$7,841,245

Cost of Revenues
England	£1,472,903	£1,653,112	$2,565,796
United states	972,540	451,908	1,694,165
Israel	423,009	169,051	736,882

	£2,868,452	£2,274,071	$4,996,843

Gross Profit
England	£340,595	£600,528	$593,317
United states	1,065,182	£409,175	1,855,547
Israel	227,060	£29,160	395,538

	£1,632,837	£1,038,863	$2,844,402

Corporate and common operating
expenses
England	£270,968	£429,098	$472,025
United states	1,029,308	460,599	1,793,056
Israel	247,265	137,751	430,736

	£1,547,541	£1,027,448	$2,695,817

Operating Profit
England	£69,628	£171,430	$121,291
United states	35,874	£(51,424)	62,492
Israel	(20,205)	£(108,591)	(35,198)

	£85,296	£11,415	$148,585

Long-lived assets

England	£488,816	£587,043	$851,517
United states	7,840,212	2,830,949	13,657,650
Israel	944,849	821,032	1,645,927

	£9,273,877	£4,239,024	$16,155,094

 Note 8 - Management Agreement

A. On August 18, 2005, the Company entered into an Agreement and Plan of to acquire I-55 Internet Services, Inc. (“I-55 Internet”). On September 13, 2005, the Company filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the Merger Agreement. On October 10, 2005, the Company entered into a First Amendment to the Merger Agreement, by and among I-55 Internet, the Company, Xfone USA, Inc., the Company's wholly-owned United States subsidiary and Hunter McAllister and Brian Acosta, the key employees of I-55 Internet referred to as the “Principals” to induce the Company and Xfone USA not to terminate the Merger Agreement due to a material adverse effect that Hurricane Katrina has had on the assets and business of I-55 Internet. On October 11, 2005, the parties entered into a Management Agreement that provides that I-55 Internet hires and appoints Xfone USA as manager to be responsible for the operation and management of all of I-55 Internet's business operations. The acquisition was closed on March 31, 2006.

B. On August 26, 2005, the Company entered into an Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC. On October 12, 2005 the Company and I-55 Telecommunications executed a Management Agreement, providing that I-55 Telecommunications hires and appoints Xfone USA as manager to be responsible for the operation and management of all of I-55 Telecommunication's business operations. The acquisition was closed on March 31, 2006.

The two management agreements, mentioned above under A and B, provide that, I-55 Internet Services and I-55 Telecommunications hire and appoint Xfone USA as manager to be responsible for the operation and management of all of their business operations, including:

-	Personnel - Supervising the current employees and independent contractors of the companies with the authority to hire, discharge and direct personnel for the conduct of the business;
-	Accounting - Supervision and administration of all accounting and the maintenance of all books and records for the business;
-	Contracts - Maintain all existing contracts necessary for the operation of the business and the authority to enter into or renew contract in the companies' name;
-	Policies and procedures - Preparation of all policies and procedures for the operation of the business; and
-	Budgets - Preparation of all operating, capital or other budgets.

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

From October 2005 and until the consummation of the mergers on March 31, 2006,  Xfone USA managed I-55 Internet and I-55 Telecommunications under managements agreements.

Note 9 - Acquisitions

A.	EBI Comm, Inc. ("EBI")

On January 1, 2006, Xfone USA, Inc., the Company's wholly owned subsidiary, entered into an Agreement with EBI Comm, Inc. (“EBI”), a privately held Internet Service Provider, to purchase the assets of EBI. EBI is providing a full range of Internet access options for both commercial and residential customers in north Mississippi. Based in Columbus, Mississippi, EBI's services include Dial-up, DSL, T1 Dedicated Access and Web Hosting. Its customer base, currently numbering approximately 1,500 Internet users, is largely concentrated in the Golden Triangle area, which includes Columbus, West Point and Starkville Mississippi. The acquisition was structured as an asset purchase, providing for Xfone USA to pay EBI total consideration equal to 50% of the monthly collected revenue from the customer base during the first 12 months following completion of the asset purchase. As of March 31, 2006, the Company paid $12,159 in consideration of this acquisition, recorded to the other assets.

Acquired assets include the customer base and customer lists, trademarks and all related intellectual property, fixed assets and all account receivables. The acquisition of EBI is not significant to the consolidated financial statement of the Company.

B.	Canufly.net, Inc.

On January 10, 2006 (effective as of January 1, 2006), Xfone USA, Inc., the Company's wholly owned subsidiary, entered into an Asset Purchase Agreement with Canufly.net, Inc., (“Canufly.net” or "Seller"), an Internet Service Provider based in Vicksburg, Mississippi, and its principal shareholder, Mr. Michael Nassour. Canufly.net provides residential and business customers with high-speed Internet services and utilizes the facilities-based network of Xfone USA, to provide Internet connectivity to its customers. Canufly.net also provides Internet services through wireless applications. The Company closed the transaction contemplated by the Asset Purchase Agreement on January 24, 2006. The acquisition of Canufly.net is not significant to the consolidated financial statement of the Company.

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of January 1, 2006:

		US$
Current Assets, excluding cash acquired	£-	$-
Fixed Assets	18,761	32,682
Total Assets acquired	18,761	32,682

Current Liabilities	-	-
Long-term Liabilities	-	-
Total liabilities	-	-
Net Assets assumed	£18,761	$32,682

Purchase price:
Cash acquired or commitment in cash, net	£252,947	$440,633
Acquisition costs	5,697	9,924
Fair market value of stock and warrant issued	60,752	105,830
Total	319,396	556,388
Intangible Assets	£300,635	$523,706

(*)The company is still in the process of allocating the Intangible Asset from this acquisition.

C.	I-55 Internet Services and I-55 Telecommunications, LLC

On March 31, 2006, the Company completed the merger of I-55 Internet Services, Inc. and I-55 Telecommunications, LLC, with and into its wholly owned subsidiary Xfone USA, Inc. In conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Internet Services, the Company will issue a total of 789,863 shares of its common stock valued at $2,380,178 and 603,939 warrants exercisable into shares of its common stock, with an exercise price of $3.31, for a value of $1,284,722, based on the Black Scholes option-pricing model. In conjunction with that certain Letter Agreement dated October 10, 2005 with MCG Capital Corporation, a major creditor of I-55 Internet Services, and upon the consummation of the merger, the Company issued to MCG Capital 667,998 shares of its common stock. This transaction was completed on March 31, 2006 (see also note 8).

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of March 31, 2006:

I-55 Internet Services, Inc. (*)
	March 31,	March 31,
	2006	2006

		US$

Current Assets, excluding cash acquired	£516,602	$899,921
Fixed Assets	117,227	204,209
Other Assets	459	800
Total Assets acquired	634,288	1,104,930

Current Liabilities	862,123	1,501,818
Long-term Liabilities	1,083,083	1,886,731
Total liabilities	1,945,206	3,388,549
Net liabilities assumed	£(1,310,918)	$(2,283,619)

Purchase price:
Cash acquired, net	£(6,673)	$($11,624)
Acquisition costs	60,047	104,604
Fair market value of stock and warrant issued	1,631,087	2,841,353
Total	1,684,461	2,934,333
Intangible Assets	£2,995,379	$5,217,952

I-55 Telecommunication, LLC. (*)	March 31,	March 31,
	2006	2006

		US$
Current Assets, excluding cash acquired	£989,339	1,723,429
Fixed Assets	1,869	3,256
Other Assets	-	-
Total Assets acquired	991,208	1,726,685

Current Liabilities	1,061,757	1,849,581
Long-term Liabilities	417,822	727,846
Total liabilities	1,479,579	2,577,427
Net liabilities assumed	£(488,371)	$(850,742)

Purchase price:
Cash acquired, net	£-	$-
Acquisition costs	15,414	26,851
Fair market value of stock and warrant issued	418,677	729,336
Total	434,091	756,187
Intangible Assets	£922,462	$1,606,929

(*)The company is still in the process of allocating the Intangible Asset from this acquisition.

Note 10 -- Subsequent Events

A. On November 23, 2005 a Securities Purchase Agreement was entered for an $810,000 financial transaction by and among the Company, Mercantile Discount-Provident Funds, Hadar Insurance Company Ltd., the Israeli Phoenix Assurance Company Ltd. and Gaon Gemel Ltd. In conjunction with the Financing, on March 28, 2006, the Company issued an aggregate of 324,000 shares of common stock at a purchase price of $2.50 per share together with 81,000 warrants at $3.00 per share for a period of five years and 81,000 warrants at $3.25 per share for a period of five years.

On April 6, 2006, upon the fulfillment of the terms and conditions required by that certain Escrow Agreement dated November 23, 2005, by and between the Company, the Purchasers and the Escrow Agent, the Financing was closed. The net proceeds of the financing are expected to be used for general working capital and/or investment in equipment and/or for acquisitions and/or business development.

B. On May 10, 2006, a Stock Purchase Agreement was entered by and among the Company, Swiftnet Limited, Story Telecom, Inc., its subsidiaries and its other shareholders. The Stock Purchase Agreement provides that the Company will purchase further 102 shares of Story Telecom, Inc. for an aggregate purchase price of $1,200,000, $900,000 of which to be applied against the indebtedness of Story Telecom to the Company and/or its subsidiaries and $300,000 to be used by Story Telecom as working capital. The Company currently owns approximately 39.2% of the shares of Story Telecom. Upon the Closing of the Stock Purchase the Company will own approximately 69.6% of the shares of Story Telecom.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

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

On August 18, 2005, we entered into an Agreement and Plan of Merger to acquire I-55 Internet Services, Inc., a Louisiana corporation (the “Merger Agreement”). On September 13, 2005, we filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the Merger Agreement. On October 10, 2005, the Company entered into a First Amendment to the Merger Agreement, by and among I-55 Internet Services, the Company, Xfone USA, Inc., the Company's wholly-owned United States subsidiary and Hunter McAllister and Brian Acosta, key employees of I-55 Internet Services, in order to induce the Company and Xfone USA not to terminate the Merger Agreement due to a material adverse effect that Hurricane Katrina has had on the assets and business of I-55 Internet Services. As part of the amendment and since, at that time, the merger of I-55 Internet Services with and into Xfone USA had not been consummated yet, in the interim, the parties agreed and entered into on October 11, 2005 a Management Agreement (the "Management Agreement") that provided that I-55 Internet Services hires and appoints Xfone USA as manager to be responsible for the operation and management of all of I-55 Internet Services business operations, including among other things personnel, accounting, contracts, policies and budget. In consideration of the management services provided under the Management Agreement, I-55 Internet Services assigned and transferred to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the Management Agreement. The term of the Management Agreement commenced on October 11, 2005 and continued until the consummation of the Merger on March 31, 2006.

In conjunction with the consummation of the Merger and in exchange for all of the capital stock of I-55 Internet Services, we issued a total of 789,863 shares of our common stock valued at $2,380,178 and 603,939 warrants exercisable into shares of our common stock, with an exercise price of $3.31, for a value of $1,284,722, based on the Black Scholes option-pricing model.

In conjunction with that certain Letter Agreement dated October 10, 2005 with MCG Capital Corporation, a major creditor of I-55 Internet Services, and upon the consummation of the Merger on March 31, 2006, we issued to MCG Capital 667,998 shares of our common stock, valued at fair value of $2,010,006.

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

On August 26, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire I-55 Telecommunications, LLC, , a Louisiana corporation (“I-55 Telecommunications”). On September 13, 2005, we filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the Merger Agreement. In order to demonstrate the Company's intention to continue on with the transaction contemplated by the Merger Agreement, the parties entered into on October 12, 2005 a Management Agreement (the “Management Agreement”), provided that I-55 Telecommunications hires and appoints Xfone USA as manager to be responsible for the operation and management of all of I-55 Telecommunication's business operations. In consideration of the management services provided under the Management Agreement, I-55 Telecommunications assigned and transferred to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the Management Agreement. The term of the Management Agreement commenced on October 12, 2005 and continued until the consummation of the Merger on March 31, 2006.

In conjunction with the consummation of the Merger and in exchange for all of the capital stock of I-55 Telecommunications, we issued a total of 223,702 shares of our common stock valued at $671,687 and 79,029 warrants exercisable into shares of our common stock, with an exercise price of $3.38, for a value of $166,667, based on the Black Scholes option-pricing model. In addition, we issued to the creditors of I-55 Telecommunications 163,933 restricted shares of common stock and 81,968 warrants, exercisable at $3.38 per share, at a total value of $492,220.

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

On September 27, 2005, a Securities Purchase Agreement was entered for a $2,000,000 financial transaction by and among the Company, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment takes the form of a convertible note secured by the Company’s United States assets. The closing of the financing was on September 28, 2005. The conversion of the note will result in dilution in the percentage of common stock owned by the Company’s current shareholders, although the conversion price was in excess of the net tangible assets per share and accordingly was not economically dilutive.

On September 28, 2005, a Securities Purchase Agreement was entered for a $2,212,500 financial transaction by and among the Company, Crestview Capital Master, LLC, Burlingame Equity Investors and Mercantile Discount - Provident Funds. Upon the closing of the financial transaction on October 31, 2005, the Company issued to the investors an aggregate of 885,000 shares of common stock at a purchase price of $2.50 per share together with, 221,250 warrants at $3.00 per share and 221,250 warrants at $3.25 per share. The financial transaction resulted in dilution in the percentage of common stock owned by the Company’s current shareholders, although the price paid was in excess of the net tangible assets per share and accordingly was not economically dilutive.

On November 23, 2005, a Securities Purchase Agreement was entered for a $810,000 financial transaction by and among the Company, Mercantile Discount-Provident Funds, Hadar Insurance Company Ltd., the Israeli Phoenix Assurance Company Ltd. and Gaon Gemel Ltd. In conjunction with the financial transaction, the Company issued on March 28, 2006, an aggregate of 324,000 shares of common stock at a purchase price of $2.50 per share together with 81,000 warrants at $3.00 per share for a period of five years and 81,000 warrants at $3.25 per share for a period of five years. The financial transaction closed on April 6, 2006. The net proceeds of the financing are expected to be used for general working capital and/or investment in equipment and/or for acquisitions and/or business development. The financing transaction will result in dilution in the percentage of common stock owned by the Company's current shareholders, although the price paid would be in excess of the net tangible assets per shares and are accordingly not economically dilutive.

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

On May 10, 2006, a Stock Purchase Agreement was entered by and among the Company, Swiftnet Limited, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Trecastle Holdings Limited, and Nir Davison. The Stock Purchase Agreement provides that the Company will purchase further 102 shares of Story Telecom, Inc. for an aggregate purchase price of $1,200,000, $900,000 of which to be applied against the indebtedness of Story Telecom to the Company and/or its subsidiaries, and $300,000 to be used by Story Telecom as working capital. The Stock Purchase Agreement further provides that the Founders Agreement (as defined therein) shall terminate, and that the terms and provisions of the Stock Purchase Agreement shall govern from and after the date of consummation of the Stock Purchase. The Company currently owns approximately 39.2% of the shares of Story Telecom. Upon the Closing of the Stock Purchase the Company will own approximately 69.6% of the shares of Story Telecom.

Note to Financial Transactions:

Following the September 27, 2005, September 28, 2005, and November 23, 2005 financial transactions described above (the "Financial Transactions"), the Company could suffer dilution from the resale of a substantial number of shares. As a result of the issuance and registration of shares pursuant to the Financial Transactions, a substantial number of our shares of common stock become available for immediate resale, which could have an adverse effect on the price of our common stock. In the event that the sale of such shares results in a decline in our stock price it may cause other shareholders to sell their shares or even engage in short sales of the Company's common stock which could cause the price to further decline. Any such decreases in the price of our common stock may cause stockholders to lose some or all of their investment. To the extent any of the investors in the Financial Transactions exercise any of their warrants, and then resell the shares of common stock issued to them upon such exercise, the price of our common stock may decrease even further due to the additional shares of common stock in the market. The exercise of the warrants and the conversion of the secured convertible note into common stock will substantially dilute existing stockholders and will likely have a negative affect on the market price of our common stock. We lack control over the timing of any exercise or the number of shares offered or sold.

The above-mentioned November 23, 2005 financial transaction was approved at a Special Meeting of the shareholders of the Company, held on March 13, 2006. The shareholders approval was required by the American Stock Exchange rules because the financial transaction coupled with the Company’s earlier financings described herein would constitute more than 20% of the Company’s outstanding common stock. The issuance and listing of the related shares of common stock of the Company have been approved by the American Stock Exchange on March 27, 2006.

Financial Information - Percentage of Revenues
	Quarter ended March 31:
	2006	2005
Revenues	100%	100%
Cost of Revenues	-64%	-69%
Gross Profit	36%	31%
Operating Expenses:
Research and Development	--	--
Marketing and Selling	-9%	-12%
General and Administrative	-26%	-19%
Total Operating Expenses	-35%	-31%
Income before Taxes	1%	-2%
Net Income	1%	1%

RESULTS OF OPERATIONS

COMPARAISON OF THE QUARTER ENDED MARCH 31, 2006 AND MARCH 31, 2005

Revenues. Revenues increased 36% to £4,501,289 ($7,841,245) for the quarter ended March 31, 2006 compared to £3,312,934 ($6,228,317) for the quarter ended March 31, 2005. Revenues were geographically generated as follows: United Kingdom subsidiary contributed £1,813,498 ($3,159,113); United States subsidiary contributed £2,037,722 ($1,132,420); and Israeli subsidiary contributed £650,069 ($1,132,420). The increase in revenues is primarily attributable to the increase in the revenues of our United States subsidiary which its revenues for the quarter ended March 31, 2006 increased 137% to £2,037,722 ($3,549,712) from £861,083 ($1,618,837) for the quarter ended March 31, 2005. This increase is mainly due to the acquisitions of I-55 Internet Services and I-55 Telecommunications.

Revenues in the United Kingdom decreased 20% to £1,813,498 ($3,159,113) for the quarter ended March 31, 2006 compared to £2,253,640 ($4,236,843) for the quarter ended March 31, 2005. This decrease is mainly due to lower sales to our affiliated company Story Telecom.

Revenues in the United States increased 137% to £2,037,722 ($3,549,712) for the quarter ended March 31, 2006 compared to £861,083 ($1,618,837) for the quarter ended March 31, 2005. This increase is mainly due to the acquisitions of I-55 Internet and I-55 Telecommunications.

Revenues in Israel increased 228% to £650,069 ($1,132,420) for the quarter ended March 31, 2006 compared to £198,211 ($372,637) for the quarter ended March 31, 2005. This is mainly due to our growing share in the Israeli market.

Our primary geographic markets are the United Kingdom, the United States and Israel.  However, we serve customers across Europe, Asia, North America, South America, Australia and Africa.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues increased 26% to £2,868,452 ($4,996,843) for the quarter ended March 31, 2006, from £2,274,071 ($4,275,254) for the quarter ended March 31, 2005, representing 64% and 69% of the total revenues for the quarter ended March 31, 2006 and March 31, 2005, respectively. The increase in cost of revenues is mainly due to the growth in our revenues contributed by our U.S. and Israeli subsidiaries.

Research and Development. Research and development expenses were £5,625 ($9,799) and £5,000 ($9,400) for the quarter ended March 31, 2006 and 2005, respectively. Research and development expenses consist of labor costs of our research and development manager and other related costs.

Marketing and Selling Expenses. Marketing and selling expenses increased 2% to £390,213 ($679,751) for the three months ended March 31, 2006 from £384,190 ($722,277) for the three months ended March 31, 2005. Marketing and selling expenses as a percentage of revenues were 12% and 9% for the quarter ended March 31, 2005 and 2006, respectively. This increase in the Marketing and selling expenses is mainly a result of our marketing efforts in the Israeli market. The marketing and selling expenses for the quarter ended March 31, 2006, include £131,179 ($228,513) that were incurred by our Israeli subsidiary that started operation in December 2004. Marketing expenses consist of salaries of related personnel, commissions related activities, including commissions for agents that promote, through our customer British Telecom, the usage of non geographical numbers similar to 1-800 or 1-900 with no specific geographical place and advertising.

General and Administrative Expenses. General and administrative expenses increased 80% to £1,151,703 ($2,006,267) for the three months ended March 31, 2006 from £638,258 ($1,199,925) for the three months ended March 31, 2005. As a percentage of revenues, general and administrative increased to 26% for the three months ended March 31, 2006, as compared to 19% for the three months ended March 31, 2005. The increase in our general and administrative expenses is mainly attributable to expenses incurred in the U.S. market, mainly attributable to the acquisitions of I-55 Internet Services and I-55 Telecommunications.

Financing Expenses. Financing expenses, net, increased to £78,471 ($136,696) for the three months ended March 31, 2006 from £14,808 ($27,839) for the three months ended March 31, 2005. This increase is mainly due to fluctuations in currency exchange rates.

Equity in Income of Affiliated Company. Equity income from Auracall Limited amounted to £51,416 ($89,567) reflecting our 32.5% portion in our affiliated company Auracall Limited.

Loss from a change of holding of affiliated company. On January 1, 2006 Auracall Limited, an affiliated company, issued to the Managing Director of Auracall further shares from treasury to the level that Swiftnet Limited was diluted from 47.5% to 32.5% of the holdings of Auracall. The dilution from 47.5% to 32.5% of the holdings of Auracall result is a loss of £29,849 ($51,995) recognized during the quarter.

Income before Taxes. Income before taxes for the three months ended March 31, 2006 amounted to £46,278 ($80,617) 1% of the revenues - as compared with £62,947 - 2% of the revenues - for the three months ended March 31, 2005. The decrease of the income before taxes is attributable primarily to higher finance expenses, mainly due to currency changes and the loss of £29,848 ($51,995) from a change of holding of our affiliated company, Auracall, partially offset by the increase of £18,328($31,927) in the equity income from Auracall.

Taxes on Income. Taxes on income for the three months ended March 31, 2006 amounted to £17,611 ($30,678) or -38% of the income before taxes as compared with £19,459 or 31% for the same period in the year 2005. United Kingdom companies are usually subject to income tax at the corporate rate of 20%-30%. The decrease in taxes on income is due to tax losses of our Israeli subsidiary, of which the Company recorded only partial future tax benefit.

Net Income. Net income for the three months ended March 31, 2006 was £63,889 ($111,295) as compared to £43,497 ($81,774) for the same period in the year 2005. The increase of our net income is attributable primarily to higher growth in revenues than operational expenses in the three months ended March 31, 2006 compared to the same period last year.

Earning Per Share. The earning per share of common stock for the quarter ended March 31, 2006 was £0.008 ($0.014) for basic 8,195,968 weighted average shares and £0.007 ($0.013) for diluted 8,770,680 shares. The earning per share of common stock for the quarter ended March 31, 2005 was £0.007 ($0.012) for basic 6,552,696 weighted average shares and £0.004 ($0.007) for diluted 12,039,251 shares.

	3 Months Ended March 31 , 2006,
	Weighted Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amounts
Net Income	£63,889
Basic EPS:
Income available to common stockholders	£63,889	8,195,968	£0.008
Effect of dilutive securities:
Options and warrants		574,713	(0.001)
Diluted EPS:
Income available to common stockholders	££63,889	8,770,680	£0.007

COMPARAISON OF THE BALANCE SHEET OF THE QUARTER ENDED MARCH 31, 2006 AND THE YEAR ENDED DECEMBER 31, 2005

Current Assets. Current assets amounted to £5,891,894 ($10,263,679) as of March 31, 2006 as compared with £6,895,592 ($11,894,897) as of December 31, 2005. This decrease in our current assets is mainly attributable to a decrease of £984,721 ($1,715,384) in our cash positions mainly due to investing activities in our US and Israeli subsidiaries.

Loan to Shareholder. Short term loan to the shareholder, Mr. Abraham Keinan, our Chairman of the Board of Directors, amounted to £123,965 ($215,947) as of March 31, 2006 and December 31, 2005. The total amount of £123,965 ($215,947) is classified as current assets as Mr. Keinan agreed with the Company to repay this amount during fiscal year 2006.

Fixed Assets. Fixed assets after accumulated depreciation increased to £2,292,353 ($3,993,279) as of March 31, 2006, as compared with £2,051,315 ($3,538,518) as of December 31, 2005. The growth in fixed assets is mainly attributable to the acquisitions of I-55 Internet Services and I-55 Telecommunications in our March 31, 2006, balance sheet, as well as investment in fixed assets of our Israeli subsidiary in the process of expanding its operations.

Current Liabilities. As of March 31, 2006, current liabilities increased to £6,223,704 ($10,841,692) as compared with £5,423,951 ($9,356,315) as of December 31, 2005. The increase in our current liabilities results mainly from an increase of £805,774 ($1,403,658) in our other liabilities and accrued expenses mainly attributable to the acquisitions of I-55 Internet Services and I-55 Telecommunications.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of March 31, 2006, amounted to £1,510,202 ($2,630,772) as compared with £2,494,923 ($4,303,742) as of December 31, 2005, a decrease of £984,721 ($1,715,384). Net cash used in operating activities for the quarter ended March 31, 2006, was £118,323 ($206,121). Investing activities in our U.S. acquisitions and purchase of other assets and equipment used was £709,785 ($1,236,443). Net cash used in financing activities for the quarter ended March 31, 2006, was £162,354 ($282,821), mainly attributable to repayments of long term loans from banks and others.

Our capital investments are primarily for the purchase of equipment and software for services that we provide or intend to provide.

Capital lease obligations: We are the lessee of switching and telecom equipment under capital leases expiring in various years through the year 2006; during 2006 we repaid £20,801 ($36,235) of our capital lease obligations.

The minimum future lease payments are:

2006	£100,432	[$	174,956]

In fiscal year 2006, we may procure and or develop additional equipment and software to enhance our capacity in the United Kingdom, United States and Israel for the amount of approximately £861,079 ($1,500,000). In case that we manage to establish or acquire operations in a new country, we anticipate that an investment of approximately £574,053 ($1,000,000) in equipment, infrastructure and software would be required to become operational in each new country. Currently we do not have any plan to expand into any additional countries.

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

As of March 31, 2006, our Israeli based subsidiary, Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel for the following amounts, in order to finance its start-up activities. The credit facilities include a revolving credit line of 500,000 New Israeli Shekels ("NIS"), a short-term credit line of 2,250,000 NIS and a long-term credit line of 790,000 NIS. In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; (b) a fixed charge on its telecommunication equipment (including switches); (c) subordination of a Term Note of $800,000 (in favor of the Company); (d) assignment of rights by way of pledge on the Partner Communications Company Ltd., contract, the Cellcom Israel Ltd., contract the Pelephone Communications Ltd., contract, and the Credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson, which includes a stock pledge. The Company agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral; (f) The Company and Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank. As of March 31, 2006, we have utilized under the credit facility $1,244,813.

According to agreements between the Company and its 26% minority interest partner in Xfone 018 Ltd. (the "Minority Partner"), the Minority Partner provided in the fourth quarter of year 2004, a shareholder loan of approximately $400,000 (£230,373) to Xfone 018. This loan is for four years with annual interest of 4% and linkage to the Israeli consumer price index.

As of March 31, 2006, the Company provided to Xfone 018 a shareholder loan in an aggregate amount of $800,000 (£463,744).

As of March 31, 2006, our Israeli subsidiary activities were financed by the shareholders loans and by using £714,588 ($1,244,813) credit facility from Bank Hapoalim.

On September 27, 2005, a Securities Purchase Agreement was entered for a $2,000,000 financial transaction by and among the Company, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment, which takes the form of a convertible note secured by the Company’s United States assets, has a 3 -year term and bears interest at a rate equal to prime plus 1.5% per annum. The Note is convertible, under certain conditions, into shares of the Company’s common stock at an initial conversion price equal to $3.48 per share. The closing of the financing was on September 28, 2005. Net proceeds from the financing are mainly to be used for procurement of capital equipment and general working capital purposes for the Company and Xfone USA, eXpeTel Communications and Gulf Coast Utilities, Inc. The conversion of the note would result in dilution in the percentage of common stock owned by the Company’s current shareholders, although the conversion price would be in excess of the net tangible assets per share and are accordingly not economically dilutive. The potential of sales of these shares or the actual sale could have adverse effect on the price of common stock.

On September 28, 2005, a Securities Purchase Agreement was entered for a $2,212,500 financial transaction by and among the Company, Crestview Capital Master, LLC, Burlingame Equity Investors and Mercantile Discount - Provident Funds. Upon the closing of the financial transaction on October 31, 2005, the Company issued to the investors an aggregate of 885,000 shares of common stock at a purchase price of $2.50 per share together with 221,250 warrants at $3.00 per share for a period of five years and 221,250 warrants at $3.25 per share for a period of five years. The net proceeds of the financing are expected to be used for general working capital and/or investment in equipment and/or for acquisitions and/or business development. The financing transaction resulted in dilution in the percentage of common stock owned by the Company’s current shareholders, although the price paid was in excess of the net tangible assets per share and are accordingly not economically dilutive. The potential of sales of these shares or the actual sale could have adverse effect on the price of common stock.

On November 23, 2005, a Securities Purchase Agreement was entered for a $810,000 financial transaction by and among the Company, Mercantile Discount-Provident Funds, Hadar Insurance Company Ltd., the Israeli Phoenix Assurance Company Ltd. and Gaon Gemel Ltd. In conjunction with the financial transaction, on March 28, 2006 the Company issued an aggregate of 324,000 shares of common stock at a purchase price of $2.50 per share together with 81,000 warrants at $3.00 per share for a period of five years and 81,000 warrants at $3.25 per share for a period of five years. The financial transaction closed on April 6, 2006. The net proceeds of the financing are expected to be used for general working capital and/or investment in equipment and/or for acquisitions and/or business development. The financing transaction resulted in dilution in the percentage of common stock owned by the Company’s current shareholders, although the price paid was in excess of the net tangible assets per shares and are accordingly not economically dilutive. The potential of sales of these shares or the actual sale could have adverse effect on the price of the common stock.

We believe that our future cash flow from operations together with our current cash will be sufficient to finance our operation activities through the years 2006 and 2007.

We will consider raising additional capital through a public or private placement to fund possible acquisitions and business development activities and for working capital.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

As of March 31, 2006, our main functional currency remains the UKP ("British Sterling Pounds") as a significant part of our revenues derived from our United Kingdom based subsidiary Swiftnet. Following the acquisition of our United States subsidiaries a large part of our business is in US Dollars. In addition we started to do business in Israel with the Israeli currency as of mid December 2004. 15% of our revenues were derived from our Israeli subsidiary. Approximately 50% of the direct traffic costs in Israel are in UKP and the rest in New Israeli Shekels ("NIS"). We believe that the US and Israeli portions of our revenues will increase during 2006. Most of our revenues, current assets and long-term loans to a shareholder are all in UKP and US Dollars.

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

ITEM I. LEGAL PROCEEDINGS

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

II. Ryfcom Ltd.

In July 2001 the Company’s wholly-owned UK based subsidiary, Swiftnet Limited filed a lawsuit in the court of Petach - Tikva, Israel against Ryfcom, Ltd., a former provider of calling card services, and its Chief Executive Officer, Mr. Paltiel Porat. In this lawsuit, we allege an unpaid debt due to us in the amount of $107,528 from Ryfcom for services rendered by us. The debt arose from an agreement between us and Ryfcom, in which traffic originating from Ryfcom calling cards was delivered through our system in London. Mr. Porat signed a personal guarantee agreement to secure the all of Ryfcom’s obligations under our agreement with Ryfcom. Before the judgment, Mr. Paltiel repaid the amount of approximately $15,000. On January 6, 2003, the court of Petach - Tikva, rendered a judgment in favor of us. According to the judgment Mr. Paltiel has to repay the remainder of the money, approximately $92,000, plus the court fee that was paid by us of approximately $1,500, plus expenses in the amount of $9,300. All amounts are linked until fully paid by the Israeli Consumer Price Index. Mr. Paltiel failed to comply with the January 6, 2003 judgment and as a result thereof Swiftnet filed on May 17, 2004 with the court a request to send Mr. Paltiel a warning that his failure to satisfy the January 6, 2003 judgment will result in Mr. Paltiel being declared insolvent (“Swiftnet’s Request”). On June 6, 2004, Mr. Paltiel filed with the Court an Objection to Swiftnet’s Request. On January 26, 2006, the court rejected Mr. Paltiel’s objection. Since Mr. Paltiel failed to settle his debt within 7 days from the date he received the court's decision, on May 7, 2006 Swiftnet request the court to declare that Mr. Paltiel is insolvent. A hearing was scheduled for June 15, 2006.

III. MCI WorldCom Limited

The Company’s wholly-owned UK based subsidiary, Swiftnet Limited was served with a claim on October 11, 2005 that was filed by MCI WorldCom Limited (“MCI”) in an English court for the sum of £1,640,439.71 ($2,857,811) plus interest accruing at a daily rate of £400.80 ($699) which at the date of Claim had amounted to £92,317.03 ($160,825). MCI’s claim is for telecommunication services MCI claims it provided to Swiftnet. Swiftnet has been in dispute with MCI regarding amounts due to MCI for telecommunications services provided by MCI to Swiftnet. Swiftnet alleges that the disputed charges were improperly billed by MCI to its account for a long time and therefore MCI should credit Swiftnet for a certain amount of the claim.  Swiftnet has defended the claim by stating that in relation to the Invoices that MCI is claiming remain unpaid, £307,094 ($534,988) is not justified according to the rates agreed at various meetings and equates to an over-billing by such amount, although Swiftnet does not have written evidence for many of the agreed rates. Swiftnet has also submitted a counterclaim stating that it is owed a further £671,111 ($1,169,142) in credits in relation to amounts paid on account and wrongly attributed by MCI to over-billed invoices. In addition, MCI continues to send traffic to Swiftnet for termination via our Israeli subsidiary's network. Swiftnet is claiming that the amounts owed by MCI to Swiftnet in this regard should be set off as against any amounts being claimed by MCI in the dispute.  There is a further counterclaim for additional accountancy costs and loss of management time incurred by Swiftnet due to the incorrect billing. The Company's financial statements have for some time carried the full amount due to MCI based on the invoices issued by MCI, as well as an appropriate provision for the credit the company is claiming. The Company does not believe that the lawsuit will have a material adverse effect on its business or financial condition.

IV. Opal Telecom Limited

Opal Telecom Limited claims that the Company’s wholly-owned UK based subsidiary, Swiftnet Limited, owes them £119,000 ($207,310). However, Swiftnet claims that Opal Telecom owes it damages for breach of an agreement and further that the debt claimed should be reduced by £50,000 ($87,105) to take account of billing errors. Legal proceedings have not been commenced and the parties are planning to meet to see if a settlement can be reached.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 28, 2006, we issued to Gersten Savage, LLP 755 restricted shares of common stock as consideration for legal services.

On March 28, 2006, we issued to Oberon Securities, LLC 30,144 shares of common stock pursuant to that certain November 15, 2005 Amendment to the Finders Agreement between the Company and Oberon Securities.

During May 2006, and in conjunction with the January 10, 2006 Asset Purchase Agreement by and among Xfone USA, Inc. and Canufly.net, Inc., we issued to the shareholders of Canufly.net 33,768 restricted shares of common stock and 24,053 warrants (exercisable at $2.98 per share).

During May 2006, and in conjunction with the acquisition of I-55 Internet Services, Inc., which consummated on March 31, 2006, we issued to the shareholders of I-55 Internet Services 789,863 restricted shares of common stock and 603,939 warrants (exercisable at $3.31 per share).

During May 2006, and in conjunction with the acquisition of I-55 Telecommunications, LLC, which consummated on March 31, 2006, we issued to the shareholder of I-55 Telecommunications 223,702 restricted shares of common stock and 79,029 warrants (exercisable at $3.38 per share). In addition, we issued to the creditors of I-55 Telecommunications 163,933 restricted shares of common stock and 81,968 warrants (exercisable at $3.38 per share).

Use of Proceeds

We will receive proceeds from the exercise of the abovementioned warrants, if and to the extent that any of these warrants are exercised. Such proceeds are expected to be used for general working capital and/or investment in equipment and/or acquisitions and/or other business development.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 13, 2006 a Special Meeting was held in the Company’s corporate offices in London where the shareholders voted and approved the following transactions:

(i) The Shareholders elected six members Board of Directors to serve until the next Meeting of Stockholders of the Company, held specifically for election of a new Board of Directors of the company and until their successors are duly elected and qualified;

The six Directors are Abraham Keinan, Guy Nissenson, Eyal J. Harish, Shemer S. Schwartz, Arie Czertok and Aviu Ben-Horrin.

(ii) The Shareholders approved the Company's 2004 Stock Option Plan which is designated for the benefit of employees, officers, directors, consultants and subcontractors of the Company, including its subsidiaries.

(iii) The Shareholders approved the acquisition of I-55 Internet Services, Inc. pursuant to that certain Agreement and Plan of Merger by and among the Company, Xfone USA, Inc., I-55 Internet Services, Inc. and the Principals (as defined therein) dated August 18, 2005 (including the First Amendment to the Agreement and Plan of Merger dated October 10, 2005, and the related Management Agreement dated October 11, 2005), including, the issuance of shares of common stock of the Company and/or warrants to purchase shares of common stock of the Company to shareholders and/or debt-holders of I-55 Internet Services, Inc.

(iv) The Shareholders approved the acquisition of I-55 Telecommunications, LLC pursuant to that certain Agreement and Plan of Merger by and among the Company, Xfone USA, Inc., I-55 Telecommunications, LLC and the Principal (as defined therein) dated August 26, 2005 (including the related Management Agreement dated October 12, 2005), including, the issuance of shares of common stock of the Company and/or warrants to purchase shares of common stock of the Company to shareholders and/or debt-holders of I-55 Telecommunications, LLC.

(v) The Shareholders approved the financing transaction by and among the Company, Mercantile Discount-Provident Funds, Hadar Insurance Company Ltd., the Israeli Phoenix Assurance Company Ltd. and Gaon Gemel Ltd. Pursuant to that certain Securities Purchase Agreement dated November 23, 2005 and any other related documents as defined therein (the “Financing”).

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

10.69	Management Agreement with I-55 Telecommunications, LLC dated October 12, 2005 (19)
10.70	Agreement - General Terms and Conditions with EBI Comm, Inc., dated January 1, 2006. (21)
10.71	Asset Purchase Agreement with Canufly.net, Inc., dated January 10, 2006. (21)
16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C to the SEC (20)
21.1	List of Subsidiaries (Amended) (8)
23.1	Consent of Chaifetz & Schreiber, P.C.
23.2	Consent of Gersten Savage LLP - incorporated in the legal opinion filed as Exhibit 5.
23.3	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006.
23.4	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006.
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act Of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act Of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act Of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act Of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.'s SB-2 registration statement, file # 333-67232.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.'s SB-2/Amendment 1 registration statement, file # 333-67232.
(3)	Denotes previously filed exhibit: filed on November 28, 2001 with Xfone, Inc.'s SB-2/Amendment 2 registration statement, file # 333-67232.
(4)	Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.'s Form 8-K.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.'s SB-2/Post Effective Amendment No. 2 registration statement, file # 333-67232
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone's, Inc.SB-2 Amendment 1 Registration Statement, file # 333-113020.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.'s Form 8-K
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.'s SB-2/Amendment 2 Registration Statement, file # 333-113020.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone's, Inc.SB-2 Amendment 3 Registration Statement, file # 333-113020.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone's, Inc.SB-2 Amendment 4 Registration Statement, file # 333-113020.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.`s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.`s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.`s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.`s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.`s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.`s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.`s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.`s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.`s Form 8-K/A #3.
(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.`s Form 8-K/A #1.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.`s Form 8-K.
(22)	Denotes previously filed exhibit: filed on March 15, 2006 with Xfone, Inc.`s Form 8-K.

(b) Reports on Form 8-K

The Company has filed the following Current Reports on Form 8-K during the first quarter of 2006:

Filing Date / File Number	The Reportable Events
Form 8-K dated March 15, 2006; File number 001-32521	March 12, 2006 Amended and Restated Bylaws of the Registrant; March 13, 2006 Special Meeting of Shareholders.
Form 8-K/A dated January 31, 2006; File number 001-32521 [Amendment No. 1 to Form 8-K filed on January 24, 2006]	Changes in Registrant’s Certifying Accountant.
Form 8-K dated January 31, 2006; File number 001-32521	Agreement to purchase the assets of EBI Comm, Inc.; Agreement to purchase the assets of Canufly.net, Inc.
Form 8-K/A dated January 23, 2006; File number 001-32521 [Amendment No. 3 to Form 8-K filed on October 17, 2005]	October 12, 2005 Management Agreement with I-55 Telecommunications, LLC.
Form 8-K/A dated January 9, 2006; File number 001-32521 [Amendment No. 2 to Form 8-K filed on January 6, 2006]
Stock Purchase Agreement with Abraham Keinan; Exercise of 500,000 options by Campbeltown Business Ltd.; Grant of a $220,000 bonus to Guy Nissenson; Repayment by Abraham Keinan of a payment due under his September 29, 2000 Promissory Note; Issuance of further shares in Auracall Limited as bonus to Dan Kirschner.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFONE, INC.

Date: May 15, 2006	By:	/s/ Guy Nissenson
Guy Nissenson, President
and Chief Executive Officer