Form 10QSB
period 2006-06-30
XFONE INC
filed 2006-08-14
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
 JUNE 30, 2006

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

Common Stock: The issuer had 10,811,998 shares outstanding as of August 11, 2006 (latest practicable date).

XFONE, INC. AND SUBSIDIARIES

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND CONDENSED NOTES (UNAUDITED) - QUARTER ENDED JUNE 30, 2006

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2006

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

As Of June 30, 2006

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
June 30, 2006
(Unaudited)

	June 30, 2006
	(Unaudited)
	GBP	US$
Current Assets

Cash	£1,217,584	$2,251,313

Accounts receivable, net	2,886,049	5,336,305

Prepaid expenses and other receivables	698,412	1,291,364

Loan to shareholder	123,965	229,211

Total Current Assets	4,926,010	9,108,193

Investments	140,215	259,258

Minority Interest	143,795	265,877

Long Term Receivables	246,402	455,597

Fixed Assets , net	2,342,982	4,332,174

Other Assets	7,969,266	14,735,173

Total Assets	£15,768,670	$29,156,272

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
June 30, 2006
(Unaudited)

	GBP	US$

Current Liabilities
Notes payable - current portion	£644,459	$1,191,605
Trade payables	2,949,871	5,454,311
Other liabilities and accrued expenses	1,813,327	3,352,842
Obligations under capital leases	65,322	120,780

Total Current Liabilities	5,472,979	10,119,538

Deferred taxes	82,131	151,860
Notes payable	1,256,008	2,322,359
Severance pay	25,029	46,279
	1,363,168	2,520,498

Minority Interest	23,158	42,819

Total Liabilities	6,859,305	12,682,855

Guarantees, Commitments & Liens

Shareholders' Equity
Preferred stock - 50,000,000 shares authorized, none issued
Common stock:
25,000,000 shares authorized, $.001 par value;
10,404,570 issued and outstanding	6,495	12,010
Foreign currency translation adjustment	(168,576)	(311,697)
Contributions in excess of par value	8,296,178	15,339,633
Deferred Stock Compensation	(129,433)	(239,321)
Treasury stock	(142,166)	(262,865)
Retained earnings	1,046,867	1,935,657

Total Shareholders' Equity	8,909,365	16,473,417

Total Liabilities and Shareholders' Equity	£15,768,670	$29,156,272

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		6 Months Ended		3 Months Ended	6 Months Ended
	June 30,		June 30,		June 30,	June 30,
	2006	2005	2006	2005	2006	2006
					US$	US$

Revenues	£4,525,256	£3,255,552	£9,026,545	£6,493,332	$8,367,198	$16,690,082
Cost of revenues	(2,815,936)	(2,136,612)	(5,684,388)	(4,335,529)	(5,206,666)	(10,510,433)

Gross profit	1,709,320	1,118,940	3,342,157	2,157,803	3,160,532	6,179,649

Operating expenses:
Research and development	(5,625)	(5,000)	(11,250)	(10,000)	(10,401)	(20,801)
Marketing and selling	(428,517)	(272,870)	(818,730)	(657,060)	(792,328)	(1,513,832)
General and administrative	(1,156,429)	(781,321)	(2,308,132)	(1,419,579)	(2,138,237)	(4,267,736)

Total operating expenses	(1,590,571)	(1,059,191)	(3,138,112)	(2,086,639)	(2,940,966)	(5,802,369)

Operating profit	118,749	59,749	204,045	71,164	219,566	377,280

Financing expenses - net	(27,562)	(26,467)	(106,033)	(41,275)	(50,962)	(196,055)
Equity in income of affiliated company	20,962	14,444	72,378	47,532	38,759	133,827
Loss from a change of holding of affiliated company	-	-	(29,848)	-	-	(55,189)
Other income	16,890	10,808	23,069	13,140	31,230	42,655

Income before minority interest and taxes	129,039	58,534	163,611	90,561	238,593	302,518

Minority Interest	(5,029)	23,072	6,677	53,992	(9,299)	12,346

Income Before taxes	124,010	81,606	170,288	144,553	229,294	314,864

Benefit (taxes on income)	(46)	(21,769)	17,565	(41,219)	(85)	32,478

Net income	£123,964	£59,837	£187,853	£103,334	$229,209	$347,342

Weighted average shares outstanding

Basic	9,800,069	6,884,521	9,033,069	6,552,696	9,800,069	9,033,069

Diluted	10,374,782	6,884,521	9,607,782	6,552,696	10,374,782	9,607,782

Earnings Per Share:
Basic	£0.013	£0.009	£0.021	£0.016	$0.024	$0.039

Diluted	£0.012	£0.009	£0.020	£0.016	$0.022	$0.037

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries
STATEMENTS OF CASH FLOWS

	Six Months Ended		Six Months Ended
	June 30 ,		June 30 ,
	2006	2005	2006
Cash flow from operating activities
Net income	£187,853	£103,334	$347,342
Adjustments required to reconcile net income
to net cash provided by (used in)
operating activities:
Depreciation and amortization	251,052	133,387	464,195
Stock issued for professional services	52,548	22,675	97,161
Minority Interest	(6,677)	(53,992)	(12,346)
Increase in trade receivables	(319,278)	(265,969)	(590,345)
Increase in Severence pay	6,189	2,770	11,443
Decrease in other receivables	409,558	81,559	757,273
Loss from a change of holding of affiliated company	29,848	-	55,189
Equity in earnings of affiliated company	(72,378)	(47,532)	(133,827)
Increase (Decrease) in trade payables	(414,756)	28,997	(766,884)
Increase (Decrease) in other payables	(303,252)	72,107	(560,713)
Increase in deferred taxes	-	259	-

Net cash provided by (used in) operating activities	(179,293)	77,595	(331,512)

Cash flow from investing activities
Purchase of other assets and long-term receivables	(235,593)	(122,190)	(435,611)
Purchase of equipment	(365,615)	(110,738)	(676,022)
Net cash acquired through purchase of WS Telecom	-	(167,614)	-
Acquisition of EBI	(6,980)	-	(12,906)
Acquisition of Canufly	(176,734)	-	(326,781)
Acquisition of I-55 Internet	(53,374)	-	(98,689)
Acquisition of I-55 Telecommunication	(15,414)	-	(28,500)
Net cash acquired from the acquisition of Story Telecom	33,476	-	61,897

Net cash (used in) investing activities	(820,234)	(400,542)	(1,516,612)

Cash flow from financing activities
Repayment of long term loans from banks and others	(638,345)	(233,906)	(1,180,300)
Proceeds from issuance of shares
and detachable warrants, net of issuance expenses	260,176	-	481,065
Proceeds from long term loans from banks	96,303	-	178,064
Repayment of capital lease obligation	(35,110)	(84,335)	(64,918)
Proceeds from short term loans from banks	39,164	318,477	72,414

Net cash provided by (used in) financing activities	(277,812)	236	(513,675)

Net (decrease) in cash	(1,277,339)	(322,711)	(2,361,799)

Cash at the beginning of the period	2,494,923	797,097	4,613,112

Cash at the end of the period	£1,217,584	£474,386	$2,251,313

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries
Notes to Financial Statements
June 30, 2006
(unaudited)

Note 1 - Organization and Nature of Business

A. Xfone, Inc. ("Xfone") was incorporated in Nevada, U.S.A. in September 2000 and is a provider of voice, video and data telecommunications services, with operations in the United Kingdom, the United States and Israel.

Xfone's holdings in subsidiaries are as follows:

-	Swiftnet Limited ("Swiftnet") - a wholly owned U.K subsidiary.

-	Xfone USA, Inc. ("Xfone USA") - a wholly owned U.S. subsidiary.

-	Xfone 018 Ltd. ("Xfone 018") - an Israeli company in which Xfone holds a 69% ownership share.

-	Story Telecom, Inc. ("Story Telecom") - a U.S. corporation in which Xfone holds a 69.6% ownership share.

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

In May 2004 Xfone entered into an agreement to acquire WS Telecom, Inc. a Mississippi corporation, which provides telecommunication services in the southeastern United States. Xfone USA managed WS Telecom Inc. under a management agreement from July 2004 until the consummation of the acquisition on March 10, 2005.

In August 2005, the Company entered into an Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC and I-55 Internet Services, Inc. Xfone USA managed I-55 Telecommunications and I-55 Internet under a management agreement from October 2005 until the consummation of the acquisition on March 31, 2006 (See note 7).

On May 10, 2006, the Company increased its ownership interest in Story Telecom, Inc. ("Story Telecom") from 39.2% to 69.6%. Story Telecom will operate as a division of the Company’s operation in the United Kingdom (see Note 8).

The financial statements consolidate the operations of Xfone, Swiftnet, Xfone 018, Xfone USA and Story Telecom - (collectively the "Company").

B. The financial statements of the Company have been prepared in Sterling ("£") since this is the currency of the prime economic environment, the U.K., in which the majority of the operations of the Company are conducted.

C. The financial statements have been translated into U.S. dollars using the rate of exchange of the U.S. dollar at June 30, 2006. The translation was made solely for the convenience of the readers. It should be noted that the £ figures do not necessarily represent the current cost amounts of the various elements presented and that the translated U.S. dollars figures should not be construed as a representation that the £ currency amounts actually represented, or could be converted into, U.S. dollars. The representative rate of exchange of the £ at June 30, 2006 was £1 = 1.849 US$.

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

The consolidated financial statements included herein have been prepared by Xfone, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2006, its results of operations and its cash flows for the three month and six months periods ended June 30, 2006 and 2005, and its cash flows for the six months periods ended June 30, 2006 and 2005.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s quarterly report on Form 10-QSB.

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

As of June 30, 2006, the accounts receivable are presented net of an allowance for doubtful accounts of £900,210.

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

Assets and liabilities of subsidiaries operating outside United Kingdom with a functional currency other than Pound are translated into Pounds using period end exchange rates, costs and expenses are translated at the average exchange rate effective during the period. Foreign currency translation gains and losses are included in the shareholders equity section.

Note 3 -- Investments

The Company had investments in two business ventures as follows: Auracall Limited (“Auracall”) and Story Telecom, Inc. (“Story”), both entities operate in the UK.

On January 1, 2006, Auracall Limited, an affiliated company, issued to the Managing Director of Auracall further shares from treasury to the level that Swiftnet was diluted from 47.5% to 32.5% holdings of Auracall. This issuance is in accordance with an agreement completed on August 21, 2003, providing that if certain pre-conditions are met, Auracall will issue to the Managing Director of Auracall, as a bonus, further shares from treasury to the level that he will hold 67.5% of Auracall and Swiftnet will hold 32.5% of Auracall. The dilution from 47.5% to 32.5% holdings of Auracall result is a loss of £29,848 ($55,189) recognized during the first quarter.

On May 10, 2006, the Company increased its ownership interest in Story Telecom, Inc. ("Story Telecom") from 39.2% to 69.6%. Story Telecom will operate as a division of the Company’s operation in the United Kingdom (see also Note 8). The financial statements consolidate the operations of Story Telecom since May 10, 2006.

Note 4 -- Commitments & Contingencies

A.
The Company's wholly-owned UK based subsidiary, Swiftnet Limited was served with a claim on October 11, 2005, that was filed by MCI WorldCom Limited (“MCI”) in an English court for the sum of £1,640,440 ($3,033,174) plus interest accruing at a daily rate of £401 ($741) which at the date of Claim had amounted to £92,317 ($170,694). MCI's claim is for telecommunication services MCI claims it provided to Swiftnet. Swiftnet has been in dispute with MCI regarding amounts due to MCI for telecommunications services provided by MCI to Swiftnet. Swiftnet alleges that the disputed charges were improperly billed by MCI to its account for a long time and therefore MCI should credit Swiftnet for a certain amount of the claim.  Swiftnet has defended the claim by stating that in relation to the Invoices that MCI is claiming remain unpaid, £307,094 ($567,817) is not justified according to the rates agreed at various meetings and equates to an over-billing by such amount, although Swiftnet does not have written evidence for many of the agreed rates. Swiftnet has also submitted a counterclaim stating that it is owed a further £671,111 ($1,240,884) in credits in relation to amounts paid on account and wrongly attributed by MCI to over-billed invoices. In addition, MCI continues to send traffic to Swiftnet for termination via our Israeli subsidiary's network. Swiftnet is claiming that the amounts owed by MCI to Swiftnet in this regard should be set off as against any amounts being claimed by MCI in the dispute.  There is a further counterclaim for additional accountancy costs and loss of management time incurred by Swiftnet due to the incorrect billing. The Company's financial statements have for some time carried the full amount due to MCI based on the invoices issued by MCI, as well as an appropriate provision for the credit the company is claiming.

B.
Upon the assignment of the existing Interconnection Agreement between WS Telecom, Inc. and BellSouth Telecommunications, Inc. to Xfone USA, Inc., and consummation of the merger of WS Telecom with and into Xfone USA on March 10, 2005, Xfone, Inc., the ultimate parent company and it’s subsidiaries Swiftnet Limited and Xfone 018 Ltd., individually and/or jointly, agreed to guarantee all undisputed debts owing to BellSouth Telecommunications, Inc. by Xfone USA in accordance with the assigned Interconnection Agreement. The guarantee was given on December 16, 2004 and became effective upon the consummation of the merger on March 10, 2005.

C.
Xfone entered into an agreement with an investor in Israel, whereby the investor purchased 26% interest in Xfone 018 owned by another shareholder by providing a bank guarantee of 10,000,000 New Israeli Shekels ("NIS") (£1,228,864) ($2,272,169) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by the Company. As part of the agreement, the Company agreed to indemnify the investor for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone, provided that the said act or omission is performed against the opinion of the investor or without his knowledge. Further, the Company agreed that if at the end of the first two years of Xfone 018 business activity, its revenues shall be less than $2,000,000 (£1,081,666), or if it shall cease business activity (at any time), the Company shall secure the return of the bank guarantee to the investor.

D.
Our Israeli based subsidiary, Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel to finance its start-up activities. The credit facility includes a revolving credit line of 500,000 New Israeli Shekels ("NIS") ($112,613), a short-term credit line of 2,250,000 NIS ($506,757), and a long term credit line of 790,000 NIS ($177,928).  In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS ($709,459) to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; (b) a fixed charge on its telecommunication equipment (including switches); (c) subordination of a Term Note of $800,000 (in favor of the Company); (d) assignment of rights by way of pledge on the Partner Communications Company Ltd. contract, the Cellcom Israel Ltd. contract, the Pelephone Communications Ltd. contract, and the Credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson, which includes a stock pledge. The Company agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral; (f) the Company and Swiftnet issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank.

Note 5 -- Capital Structure

During March 2006, the Company issued 30,899 shares to service providers and additional 667,998 shares to MCG Capital Corporation ("MCG"), a major creditor of I-55 Internet Services, Inc. ("I-55 Internet"), in conjunction with the Merger Agreement between Xfone USA and I-55 Internet. In lieu of cash for the obligation amount MCG accepted a number of shares of restricted common stock of the Company. The value of shares issued to MCG is $2,010,006. The value of the shares was based on the closing share price on the date of the transaction.

On April 6, 2006, upon the fulfillment of the terms and conditions required by a Securities Purchase Agreement dated November 23, 2005 by and among the Company, Mercantile Discount-Provident Funds, Hadar Insurance Company Ltd., the Israeli Phoenix Assurance Company Ltd. and Gaon Gemel Ltd. the Company issued an aggregate of 324,000 shares of common stock at a purchase price of $2.50 per share together with 81,000 warrants at $3.00 per share for a period of five years and 81,000 warrants at $3.25 per share for a period of five years with a total value of $810,000.

During May 2006 the Company issued to the shareholders of Canufly.net, Inc. 33,768 shares of common stock valued at $90,000 and 24,053 warrants exercisable at $2.98 per share for a period of five years for a value of $15,830, based on the Black Scholes option-pricing model in conjunction with the Asset Purchase Agreement dated January 10, 2006. The value of the shares was based on the closing share price on the date of the transaction.

In conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Internet Services, the Company issued during May 2006 a total of 789,863 shares of our common stock valued at $2,380,178 and 603,939 warrants exercisable into shares of our common stock, with an exercise price of $3.31, for a value of $461,175, based on the Black Scholes option-pricing model. The value of the shares was based on the closing share price on the date of the transaction.

In conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Telecommunications, the Company issued a total of 223,702 shares of our common stock valued at $671,687 and 79,029 warrants exercisable into shares of our common stock, with an exercise price of $3.38, for a value of $57,649, based on the Black Scholes option-pricing model. The value of the shares was based on the closing share price on the date of the transaction.

In conjunction with certain Agreements to Purchase Promissory Notes dated October 31, 2005, with certain creditors of I-55 Telecommunications (the "Creditors"), and upon the consummation of the merger on March 31, 2006, the Company issued to the Creditors an aggregate of 163,933 restricted shares of common stock and an aggregate of 81,968 warrants, exercisable at $3.38 per share, at a total value of $492,220, in return for retiring their individual loans with I-55 Telecommunications. The value of the shares was based on the closing share price on the date of the transaction.

On May 30, 2006, the Company issued 2,736 restricted shares of our common stock at a total value of $9,000 to Elite Financial Communications Group, LLC in exchange for IR services. The value of the shares was based on the closing share price on the date of the transaction.

On June 28, 2006, the Company cancelled 5,000 restricted shares of our common stock which were issued in 2000 to a service provider that failed to provide the services to the Company.

Note 6 -- Segment Information

Geographical segments
	3 Months Ended		6 Months Ended		3 Months Ended	6 Months Ended
	June 30,		June 30,		June 30,	June 30,
	2006	2005	2006	2005	2006	2006
					US$	US$
Revenues
England	£1,948,019	£2,019,637	£3,761,517	£4,198,124	$3,601,887	$6,955,045
United States	1,893,615	901,816	3,931,337	1,762,899	3,501,294	7,269,042
Israel	683,622	334,099	1,333,691	532,309	1,264,017	2,465,995

Total revenues	£4,525,256	£3,255,552	£9,026,545	£6,493,332	$8,367,198	$16,690,082

Direct operating expenses
England	£1,447,273	£1,452,961	£2,920,176	£3,030,919	$2,676,008	$5,399,405
United States	915,510	435,932	1,888,050	887,840	1,692,778	3,491,004
Israel	453,153	247,719	876,162	416,770	837,880	1,620,024

Total direct operating	£2,815,936	£2,136,612	£5,684,388	£4,335,529	$5,206,666	$10,510,433

Direct Operating Profit
England	£500,746	£566,676	£841,341	£1,167,205	$925,879	$1,555,640
United States	978,105	465,884	2,043,287	875,059	1,808,516	3,778,038
Israel	230,469	86,380	457,529	115,539	426,137	845,971

	£1,709,320	£1,118,940	£3,342,157	£2,157,803	$3,160,532	$6,179,649

Corporate and common operating
expenses
England	£302,049	£502,272	£573,017	£931,370	$558,489	$1,059,508
United States	1,000,226	411,072	2,029,534	871,671	1,849,418	3,752,608
Israel	288,296	145,847	535,561	283,598	533,059	990,253

	£1,590,571	£1,059,191	£3,138,112	£2,086,639	$2,940,966	$5,802,369

Operating Profit (Loss)
England	£198,697	£64,404	£268,324	£235,835	$367,390	$496,132
United States	(22,121)	54,812	13,753	3,388	(40,902)	25,430
Israel	(57,827)	(59,467)	(78,032)	(168,059)	(106,922)	(144,282)

Operating Profit	£118,749	£59,749	£204,045	£71,164	$219,566	$377,280

			As of		As of
Long-lived assets by geographical areas			June 30, 2006	June 30, 2005	June 30, 2006
					US$
England			£1,851,821	£571,947	$3,424,017
United States			7,493,492	2,949,016	13,855,467
Israel			966,935	815,834	1,787,863

			£10,312,248	£4,336,797	$19,067,347

 Note 7 - Management Agreement

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

B. On August 26, 2005, the Company entered into an Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC. On October 12, 2005, the Company and I-55 Telecommunications executed a Management Agreement, providing that I-55 Telecommunications hires and appoints Xfone USA as manager to be responsible for the operation and management of all of I-55 Telecommunication's business operations. The acquisition was closed on March 31, 2006.

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

From October 2005 and until the consummation of the mergers on March 31, 2006, Xfone USA managed I-55 Internet and I-55 Telecommunications under the management agreements.

Note 8 - Acquisitions

A.	EBI Comm, Inc. ("EBI")

On January 1, 2006, Xfone USA, Inc., the Company's wholly owned subsidiary, entered into an Agreement with EBI Comm, Inc. (“EBI”), a privately held Internet Service Provider, to purchase the assets of EBI. EBI is providing a full range of Internet access options for both commercial and residential customers in north Mississippi. Based in Columbus, Mississippi, EBI's services include Dial-up, DSL, T1 Dedicated Access and Web Hosting. Its customer base, currently numbering approximately 1,500 Internet users, is largely concentrated in the Golden Triangle area, which includes Columbus, West Point and Starkville Mississippi. The acquisition was structured as an asset purchase, providing for Xfone USA to pay EBI total consideration equal to 50% of the monthly collected revenue from the customer base during the first 12 months following completion of the asset purchase. As of June 30, 2006, the Company paid $31,649 in consideration of this acquisition, recorded as other assets.

Acquired assets include the customer base and customer lists, trademarks and all related intellectual property, fixed assets and all account receivables. The acquisition of EBI is not significant to the consolidated financial statements of the Company.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of January 1, 2006 *:

		US$
Current Assets, excluding cash acquired	£-	$-
Fixed Assets	18,761	34,689
Total Assets acquired	18,761	34,689

Current Liabilities	-	-
Long-term Liabilities	-	-
Total liabilities	-	-
Net Assets assumed	£18,761	$34,689

Purchase price:
Cash acquired or commitment in cash, net	£252,947	$467,699
Acquisition costs	5,697	10,534
Fair market value of stock and warrant issued	60,752	112,330
Total	319,396	590,563
Intangible Assets	£300,635	$555,874

(*)The Company is still in the process of allocating the Intangible Asset from this acquisition.

C.	I-55 Internet Services and I-55 Telecommunications, LLC

On March 31, 2006, the Company completed the merger of I-55 Internet Services, Inc. and I-55 Telecommunications, LLC, with and into its wholly owned subsidiary Xfone USA, Inc. In conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Internet Services, the Company issued a total of 789,863 shares of its common stock and 603,939 warrants exercisable into shares of its common stock, with an exercise price of $3.31. In conjunction with the consummation of the Merger and in exchange for all of the capital stock of I-55 Telecommunications, the Company issued a total of 223,702 shares of our common stock and 79,029 warrants exercisable into shares of our common stock, with an exercise price of $3.38.

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of March 31, 2006:

I-55 Internet Services, Inc. (*)

		US$

Current Assets, excluding cash acquired	£516,602	$955,197
Fixed Assets	117,227	216,753
Other Assets	459	849
Total Assets acquired	634,288	1,172,799

Current Liabilities	862,123	1,594,065
Long-term Liabilities	1,083,083	2,002,620
Total liabilities	1,945,206	3,596,685
Net liabilities assumed	£(1,310,918)	$(2,423,886)

Purchase price:
Cash acquired, net	(6,673)	$(12,338)
Acquisition costs	60,047	111,027
Fair market value of stock and warrant issued	1,631,087	3,015,880
Total	1,684,461	3,114,568
Intangible Assets	£2,995,379	$5,538,456

I-55 Telecommunication, LLC. (*)

		US$
Current Assets, excluding cash acquired	£989,339	1,829,288
Fixed Assets	1,869	3,456
Other Assets	-	-
Total Assets acquired	991,208	1,832,744

Current Liabilities	1,061,757	1,963,189
Long-term Liabilities	417,822	772,553
Total liabilities	1,479,579	2,735,742
Net liabilities assumed	£(488,371)	$(902,998)

Purchase price:
Cash acquired, net	£-	$-
Acquisition costs	15,414	28,500
Fair market value of stock and warrant issued	418,677	774,134
Total	434,091	802,634
Intangible Assets	£922,462	$1,705,632

(*)The Company is still in the process of allocating the Intangible Asset from this acquisition.

D.	Story Telecom, Inc.

On May 10, 2006, a Stock Purchase Agreement was entered by and among the Company, Swiftnet Limited , Story Telecom, Inc., its subsidiaries and its other shareholders (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, the Company increased its ownership interest in Story Telecom from 39.2% to 69.6% in a cash transaction valued at $1,200,000. $900,000 of the total consideration was applied to payables owed by Story Telecom to the Company and its subsidiary Swiftnet for back-end telecommunications services. The balance of $300,000 was paid to Story Telecom, and will be used as working capital. Story Telecom, Inc., a telecommunication service provider, operates in the United Kingdom through its two wholly owned subsidiaries, Story Telecom Limited and Story Telecom (Ireland) Limited. On a moving forward basis, Story Telecom will operate as a division of the Company’s operations in the United Kingdom.

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of May 10, 2006 *:

		In U.S.$
Current Assets, excluding cash acquired	£362,529	$670,316
Fixed Assets	1,123	2,076
Other Assets	-	-
Total Assets acquired	363,652	672,392

Current Liabilities	1,819,279	3,363,847
Long-term Liabilities	-	-
Total liabilities	1,819,279	3,363,847
Net liabilities assumed	£1,455,627	$2,691,455

Purchase price:
Cash acquired, net	£(33,476)	($61,897)
Acquisition costs	-	-
Fair market value of stock and warrant issued	-	-
Total	(33,476)	(61,897)
Intangible Assets	£(1,422,151)	($2,629,558)

(*)The Company is still in the process of allocating the Intangible Asset from this acquisition.

Note 9 -- Subsequent Events

A.  On May 25, 2006, the Company and the shareholders of Equitalk.co.uk Limited, a privately held telephone company based in the United Kingdom ("Equitalk") entered into an Agreement relating to the sale and purchase of Equitalk (the "Agreement"). The Agreement provides that the Company will acquire Equitalk in a restricted common stock and warrant transaction valued at $1,650,000. The acquisition was completed on July 3, 2006, and on that date Equitalk become a wholly owned subsidiary of the Company. In conjunction with the completion of the acquisition and in exchange for all of the capital stock of Equitalk the Company issued a total of 402,192 restricted shares of its common stock and a total of 281,872 warrants exercisable at $3.025 per share for a period of five years.

B. On July 3 2006, the Company issued to Preiskel & Co LLP 5,236 restricted shares of its common stock as consideration for legal services, in a value of £7,500. The value of the shares was based on the closing share price on the date of the transaction.

C. On July 11, 2006, and in conjunction with a March 10, 2005 Employment Agreement between Xfone USA, Inc. and Wade Spooner, its President and Chief Executive Officer, we issued to Mr. Spooner, as “Acquisition Bonus”, 32,390 warrants. On July 11, 2006, and in conjunction with a March 10, 2005 Employment Agreement between Xfone USA, Inc. and Ted Parsons, its Vice President and Chief Marketing Officer, we issued to Mr. Parsons, as “Acquisition Bonus”, 16,195 warrants. The warrants are convertible on a one to one basis into restricted shares of our common stock at an exercise price of $3.285, and have a term of five years.

D. On July 11, 2006, and in conjunction with a Letter Agreement dated June 15, 2006 between the Company and Oberon Securities, LLC, we issued to Oberon Securities 243,100 warrants at an exercise price of $2.86 and 37,200 warrants at an exercise price of $3.34. The warrants are convertible on a one to one basis into restricted shares of our common stock, and have a term of five years.

E. On June 19, 2006, the Company entered into a Securities Purchase Agreement to sell to certain investors (the "Purchasers") an aggregate of 344,828 restricted shares of its common stock (the "Shares"), at a purchase price of $2.90 per share, together with an aggregate of 172,414 warrants to purchase shares of its common stock (the "Warrants"), at an exercise price of $3.40 per share and with a term of five years. The gross cash proceeds to be received from the Financing will be $1,000,000. The closing of the Financing is dependent on the fulfilling of certain terms and conditions, including but not limited to obtaining the approval of the American Stock Exchange for listing the Shares and the shares underlying the Warrants upon exercise.

F. On July 11, 2006, and in conjunction with a July 3, 2006 Service Agreement between the Company, Swiftnet and John Mark Burton, the Managing Director of our UK based subsidiaries, the Company’s Board of Directors approved the grant of 300,000 options, under and subject to our 2004 Stock Option Plan, to Mr. Burton. The options are convertible on a one to one basis into restricted shares of our common stock, at an exercise price of $3.50, and have a term of ten years. The vesting of the options will be over a period of 4 years as follows: 75,000 options are vested on July 3, 2007. Thereafter, 18,750 options are vested every 3 months for the following 3 years.

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

OVERVIEW

Xfone, Inc. was incorporated in Nevada, U.S.A. in September 2000. We are a holding company providing international voice, video and data communications services with operations in the United Kingdom, the United States and Israel that offer a wide range of services, which include: local, long distance and international telephone services, prepaid and postpaid calling cards; cellular services; VOIP services; reselling opportunities; and email and fax broadcasting services. The Company serves customers across Europe, Asia, North America, South America, Australia and Africa.

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

On May 28, 2004, we entered into an agreement to acquire WS Telecom, Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., through the merger of WS Telecom into our wholly owned subsidiary Xfone USA, Inc. On July 1, 2004, Xfone USA entered into a management agreement with WS Telecom which provided that Xfone USA provide management services to WS Telecom pending the consummation of the merger. The management agreement provided that all revenues generated from WS Telecom business operations would be assigned and transferred to Xfone USA. The term of the management agreement commenced on July 1, 2004, and continued until the consummation of the merger on March 10, 2005.  Headquartered in Jackson, Mississippi, Xfone USA, Inc. is a telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system. Xfone USA provides residential and business customers with high quality local and long distance services, as well as cable television and high speed Internet services to planned communities in Mississippi. Xfone USA is licensed to provide telecommunications services in Alabama, Florida, Georgia, Louisiana and Mississippi. Xfone USA’s utilizes integrated multi-media offerings - combining digital voice, data and video services over broadband technologies - all on one single itemized bill.

Recent Developments

On August 18, 2005, we entered into an Agreement and Plan of Merger to acquire I-55 Internet Services, Inc., a Louisiana corporation (the “Merger Agreement”). On September 13, 2005, we filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the Merger Agreement. On October 10, 2005, the Company entered into a First Amendment to the Merger Agreement, by and among I-55 Internet Services, the Company, Xfone USA, Inc., the Company's wholly-owned United States subsidiary and Hunter McAllister and Brian Acosta, key employees of I-55 Internet Services, in order to induce the Company and Xfone USA not to terminate the Merger Agreement due to a material adverse effect that Hurricane Katrina has had on the assets and business of I-55 Internet Services. As part of the amendment and since, at that time, the merger of I-55 Internet Services with and into Xfone USA had not been consummated yet, in the interim, the parties agreed and entered into on October 11, 2005 a Management Agreement (the "Management Agreement") that provided that I-55 Internet Services hired and appointed Xfone USA as manager to be responsible for the operation and management of all of I-55 Internet Services business operations, including among other things personnel, accounting, contracts, policies and budget. In consideration of the management services provided under the Management Agreement, I-55 Internet Services assigned and transferred to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the Management Agreement. The term of the Management Agreement commenced on October 11, 2005 and continued until the consummation of the merger on March 31, 2006.

In conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Internet Services, we issued a total of 789,863 shares of our common stock valued at $2,380,178 and 603,939 warrants exercisable into shares of our common stock, with an exercise price of $3.31, valued based on the Black Scholes option-pricing model.

In conjunction with that certain Letter Agreement dated October 10, 2005 with MCG Capital Corporation (the "Letter Agreement"), a major creditor of I-55 Internet Services, and upon the consummation of the merger on March 31, 2006, we issued to MCG Capital 667,998 shares of our common stock, valued at fair value of $2,010,006, in return for retiring its loan with I-55 Internet Services.

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

On August 26, 2005, we entered into an Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC, a Louisiana corporation (the “Merger Agreement”). On September 13, 2005, we filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the Merger Agreement. In order to demonstrate the Company's intention to continue on with the transaction contemplated by the Merger Agreement, the parties entered into on October 12, 2005 a Management Agreement (the “Management Agreement”) that provided that I-55 Telecommunications hired and appointed Xfone USA as manager to be responsible for the operation and management of all of I-55 Telecommunication's business operations. In consideration of the management services provided under the Management Agreement, I-55 Telecommunications assigned and transferred to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the Management Agreement. The term of the Management Agreement commenced on October 12, 2005 and continued until the consummation of the merger on March 31, 2006.

In conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Telecommunications, we issued a total of 223,702 shares of our common stock valued at $671,687 and 79,029 warrants exercisable into shares of our common stock, with an exercise price of $3.38, valued based on the Black Scholes option-pricing model.

In conjunction with certain Agreements to Purchase Promissory Notes dated October 31, 2005 with Randall Wade James Tricou; Rene Tricou - Tricou Construction; Rene Tricou - Bon Aire Estates; Rene Tricou - Bon Aire Utility; and Danny Acosta, creditors of I-55 Telecommunications (the "Creditors"), and upon the consummation of the merger on March 31, 2006, we issued to the Creditors an aggregate of 163,933 restricted shares of common stock and an aggregate of 81,968 warrants, exercisable at $3.38 per share, at a total value of $492,220, in return for retiring their individual loans with I-55 Telecommunications.

I-55 Telecommunications provides voice, data and related services throughout the Louisiana and Mississippi area to both individuals and businesses. I-55 Telecommunications is a licensed facility based CLEC in Louisiana and Mississippi with a next generation class 5 switching solution. I-55 Telecommunications offers a complete package of local and long distance services to residential and business customers across both states. With continued cross selling to I-55 Internet Services customers as well as projected expansion into 4 new rural wire centers per year, I-55 Telecommunications expects to continue its tremendous revenue growth and increase in market share. Regulations affecting the telecommunications industry began in March 2006; conversions of all circuits affected were completed in April 2006. The competition in rural markets is also rapidly declining due to the removal of UNE-P and the decline in the competitive local exchange providers that had been dependent on UNE-P as their only source for providing competitive local telephone services in those communities. This provides for a unique opportunity for I-55 Telecommunications to gain market share, by utilizing its existing network and to expand it facilities into these areas becoming a primary alternative to the monopoly Incumbent Local Exchange Company.

On September 27, 2005, a Securities Purchase Agreement was entered for a $2,000,000 financial transaction by and among the Company, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment takes the form of a convertible note secured by the Company’s United States assets. The closing of the financing was on September 28, 2005. The conversion of the note will result in dilution in the percentage of common stock owned by the Company’s existing shareholders, although the conversion price was in excess of the net tangible assets per share and accordingly was not economically dilutive.

On September 28, 2005, a Securities Purchase Agreement was entered for a $2,212,500 financial transaction by and among the Company, Crestview Capital Master, LLC, Burlingame Equity Investors, LP, Burlingame Equity Investors II, LP, Burlingame Equity Investors (Offshore), Ltd., and Mercantile Discount - Provident Funds. Upon the closing of the financial transaction on October 31, 2005, the Company issued to the investors an aggregate of 885,000 shares of common stock at a purchase price of $2.50 per share together with, 221,250 warrants exercisable at $3.00 per share and 221,250 warrants exercisable at $3.25 per share. The financial transaction resulted in dilution in the percentage of common stock owned by the Company’s shareholders, although the price paid was in excess of the net tangible assets per share and accordingly was not economically dilutive.

On November 23, 2005, a Securities Purchase Agreement was entered for a $810,000 financial transaction by and among the Company, Mercantile Discount-Provident Funds, Hadar Insurance Company Ltd., the Israeli Phoenix Assurance Company Ltd., and Gaon Gemel Ltd. In conjunction with the financial transaction, the Company issued on March 28, 2006, an aggregate of 324,000 shares of common stock at a purchase price of $2.50 per share together with 81,000 warrants exercisable at $3.00 per share for a period of five years and 81,000 warrants exercisable at $3.25 per share for a period of five years. The financial transaction was closed on April 6, 2006. The net proceeds of the financing are expected to be used for general working capital and/or investment in equipment and/or for acquisitions and/or business development. The financing transaction will result in dilution in the percentage of common stock owned by the Company's existing shareholders, although the price paid was in excess of the net tangible assets per share and accordingly was not economically dilutive.

On January 1, 2006, Xfone USA, Inc., the Company's wholly owned subsidiary, entered into an Agreement with EBI Comm, Inc. (“EBI”), a privately held Internet Service Provider, to purchase the assets of EBI. EBI is providing a full range of Internet access options for both commercial and residential customers in north Mississippi. Based in Columbus, Mississippi, EBI’s services include Dial-up, DSL, T1 Dedicated Access and Web Hosting. Its customer base, currently numbering approximately 1,500 Internet users, is largely concentrated in the Golden Triangle area, which includes Columbus, West Point and Starkville Mississippi. The acquisition was structured as an asset purchase, providing for Xfone USA to pay EBI total consideration equal to 50% of the monthly collected revenue from the customer base during the first 12 months, beginning January 2006. Acquired assets include the customer base and customer lists, trademarks and all related intellectual property, fixed assets and all account receivables. The acquisition is not significant from an accounting perspective.

On January 10, 2006 (effective as of January 1, 2006), Xfone USA, Inc., the Company's wholly owned subsidiary, entered into an Asset Purchase Agreement with Canufly.net, Inc., (“Canufly.net”), an Internet Service Provider based in Vicksburg, Mississippi, and its principal shareholder, Mr. Michael Nassour. Canufly.net provides residential and business customers with high-speed Internet services and utilizes the facilities-based network of Xfone USA, as an alternative to BellSouth, to provide Internet connectivity to its customers. Canufly.net also provides Internet services through wireless applications. The Company closed the transaction contemplated by the Asset Purchase Agreement on January 24, 2006. The Company will pay a total purchase price of up to $710,633.14, payable as follows: (i) $185,000 in cash payable in twelve equal monthly payments, the first installment was paid at Closing; (ii) $255,633.14 in cash, paid at Closing, to pay off the loan with the B&K Bank; (iii) 33,768 shares of common stock and 24,053 warrants exercisable at $2.98 per share for a period of five years were issued to the shareholders of Canufly.net during May 2006. The acquisition is not significant from an accounting perspective.

On May 10, 2006, the Company, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited, a company controlled by Mr. Davison, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, the Company increased its ownership interest in Story Telecom from 39.2% to 69.6% in a cash transaction valued at $1,200,000. $900,000 of the total consideration was applied to payables owed by Story Telecom to the Company and its subsidiary Swiftnet Limited for back-end telecommunications services. The balance of $300,000 was paid to Story Telecom, and will be used as working capital. Story Telecom, Inc., a telecommunication service provider, operates in the United Kingdom through its two wholly owned subsidiaries, Story Telecom Limited and Story Telecom (Ireland) Limited. On a moving forward basis, Story Telecom will operate as a division of the Company’s operation in the United Kingdom. Founder and CEO of Story Telecom, Nir Davison, will remain as Managing Director of the division. The Stock Purchase pursuant to the Stock Purchase Agreement was completed on May 16, 2006. The transaction contemplated by the Stock Purchase Agreement is not significant from an accounting perspective.

On May 25, 2006, the Company and the shareholders of Equitalk.co.uk Limited, a privately held telephone company based in the United Kingdom ("Equitalk") entered into an Agreement relating to the sale and purchase of Equitalk (the "Agreement"). The Agreement provides that the Company will acquire Equitalk in a restricted common stock and warrant transaction valued at $1,650,000. The acquisition was completed on July 3, 2006, and on that date Equitalk become a wholly owned subsidiary of the Company. In conjunction with the completion of the acquisition and in exchange for all of the capital stock of Equitalk the Company issued a total of 402,192 restricted shares of its common stock and a total of 281,872 warrants exercisable at $3.025 per share for a period of five years.

Founded in December 1999, Equitalk, a VC-financed company, was the first fully automated e-telco in the United Kingdom. Equitalk provides both residential and business customers with low-cost IDA and CPS voice services, broadband and teleconferencing.

On June 19, 2006, the Company entered into a Securities Purchase Agreement to sell to Central Fund for the Payment of Severance Pay of the First International Bank of Israel Ltd.; Meiron Provident Fund for Self Employed Persons of the First International Bank of Israel Ltd.; Atidoth Provident and Compensation Fund of the First International Bank of Israel Ltd.; Tohelet Provident and Compensation Fund of the first International Bank of Israel Ltd.; Mishtalem Funds for Continuing Education of the First International Bank of Israel Ltd.; Keren Hashefa Provident and Compensation Fund of the First International Bank of Israel Ltd.; Hamelacha Provident and Compensation Fund of the First International Bank of Israel Ltd.; Teuza Provident and Compensation Fund of the First International Bank of Israel Ltd.; Kidma Provident Funds Management Company Ltd. for Menifa Provident Fund for Bank of Israel Employees; and Security Pension Fund for Artisans Industrialists and Self Employed Persons Ltd. an aggregate of 344,825 restricted shares of its common stock (the "Shares"), at a purchase price of $2.90 per share, together with an aggregate of 172,415 warrants to purchase shares of its common stock (the "Warrants"), at an exercise price of $3.40 per share and with a term of five years (the "Financing"). The gross cash proceeds to be received from the Financing will be $1,000,000. The net proceeds of the Financing are expected to be used for general working capital and/or investment in equipment and/or for acquisition and/or business development. The closing of the Financing is dependent on the fulfilling of certain terms and conditions, including but not limited to obtaining the approval of the American Stock Exchange for listing the Shares and the shares underlying the Warrants upon exercise. The Financing will result in dilution in the percentage of common stock owned by the Company's existing shareholders, although the price paid was in excess of the net tangible assets per share and accordingly was not economically dilutive.

Notes to Financial Transactions:

As a result of the September 27, 2005, September 28, 2005, November 23, 2005, and June 19, 2006 financial transactions described above (the "Financial Transactions"), the Company would increase the amount of the shares outstanding resulting in a dilution in the percentage of common stock owned by the Company’s existing stockholders although the price to be paid is in excess of the net tangible assets per shares and accordingly is not economically diluted. In addition, as a result of the issuance and registration of shares pursuant to the Financial Transactions, a substantial number of our shares of common stock become available for immediate resale, which could have an adverse effect on the price of our common stock. In the event that the sale of such shares results in a decline in our stock price it may cause other shareholders to sell their shares or even engage in short sales of the Company's common stock which could cause the price to further decline. Any such decreases in the price of our common stock may cause stockholders to lose some or all of their investment. To the extent any of the investors in the Financial Transactions exercise any of their warrants, and then resell the shares of common stock issued to them upon such exercise, the price of our common stock may decrease even further due to the additional shares of common stock in the market. The exercise of the warrants and the conversion of the secured convertible note into common stock will substantially dilute the percentage of common stock owned by existing stockholders and will likely have a negative affect on the market price of our common stock. We lack control over the timing of any exercise or the number of shares offered or sold.

The above-mentioned November 23, 2005 financial transaction was approved at a Special Meeting of the shareholders of the Company, held on March 13, 2006. The shareholders approval was required by the American Stock Exchange rules because the financial transaction coupled with the Company’s earlier financings described herein would constitute more than 20% of the Company’s outstanding common stock. The issuance and listing of the related shares of common stock of the Company were approved by the American Stock Exchange on March 27, 2006.

Financial Information - Percentage of Revenues
	Six months ended June 30
	2006	2005
Revenues	100%	100%
Cost of Revenues	-63%	-67%
Gross Profit	37%	33%
Operating Expenses:
Research and Development	0%	0%
Marketing and Selling	-9%	-10%
General and Administrative	-26%	-22%
Total Operating Expenses	-35%	-32%
Income before Taxes	2%	2%
Net Income	2%	2%

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

Revenues. Revenues increased 39% to £9,026,545 ($16,690,082) for the six months ended June 30, 2006 compared to £6,493,332 ($11,636,050) for the six months ended June 30, 2005. Revenues were geographically generated as follows: United Kingdom subsidiary contributed £3,761,517 ($6,955,045); United States subsidiary contributed £3,931,337 ($7,269,042); and Israeli subsidiary contributed £1,333,691 ($2,465,995). The increase in revenues is primarily attributable to the increase in the revenues of our United States subsidiary which its revenues for the six months ended June 30, 2006 increased 123% to £3,931,337 ($7,269,042) from £1,762,899 ($3,159,115) for the six months ended June 30, 2005. This increase is mainly due to the acquisitions of I-55 Internet Services and I-55 Telecommunications.

Revenues in the United Kingdom decreased 10% to £3,761,517 ($6,955,045) for the six months ended June 30, 2006 compared to £4,198,124 ($7,523,038) for the six months ended June 30, 2005. This decrease is mainly due to lower sales of Story Telecom in the six months ended June 30, 2006.

Revenues in the United States increased 123% to £3,931,337 ($7,269,042) for the six months ended June 30, 2006 compared to £1,762,899 ($3,159,115) for the six months ended June 30, 2005. This increase is mainly due to the acquisitions of I-55 Internet and I-55 Telecommunications.

Revenues in Israel increased 151% to £1,333,691 ($2,465,995) for the six months ended June 30, 2006 compared to £532,309 ($953,989) for the six months ended June 30, 2005. This is mainly due to the growth of our share in the Israeli market.

Our primary geographic markets are the United Kingdom, the United States and Israel.  However, we serve customers across Europe, Asia, North America, South America, Australia and Africa.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues increased 31% to £5,684,388 ($10,510,433) for the six months ended June 30, 2006, from £4,335,529 ($7,769,267) for the six months ended June 30, 2005, representing 63% and 67% of the total revenues for the six months ended June 30, 2006 and June 30, 2005 respectively. This decrease in the percentage of revenues is due to a decrease in revenues derived from our affiliated entity, Story Telecom, primarily related to calling cards services which have generate a higher cost of revenues and due to the increase in our revenues in the USA that generate lower cost of revenues.

Research and Development. Research and development expenses were £11,250 ($20,801) and £10,000 ($17,920) for the six months ended June 30, 2006 and 2005, respectively. Research and development expenses consist of labor costs of our research and development manager and other related costs.

Marketing and Selling Expenses. Marketing and selling expenses increased 25% to £818,730 ($1,513,832) for the six months ended June 30, 2006 from £657,060 ($1,177,452) for the six months ended June 30, 2005. Marketing and selling expenses as a percentage of revenues were 9% and 10% for the six months ended June 30, 2006 and 2005, respectively. This increase in the Marketing and selling expenses is mainly a result of our marketing efforts in the Israeli market and marketing and selling expenses related to I-55 Internet Services and I-55 Telecommunications. The marketing and selling expenses for the six months ended June 30, 2006, include £264,846 ($489,700) that was incurred by our Israeli subsidiary. Marketing expenses consist of salaries of related personnel, commissions related activities and advertising.

General and Administrative Expenses. General and administrative expenses increased 63% to £2,308,132 ($4,267,736) for the six months ended June 30, 2006 from £1,419,579 ($2,543,886) for the six months ended June 30, 2005. As a percentage of revenues, general and administrative increased to 26% for the six months ended June 30, 2006, as compared to 22% for the six months ended June 30, 2005. The increase in our general and administrative expenses is mainly attributable to expenses incurred in the U.S. market, mainly attributable to the acquisitions of I-55 Internet Services and I-55 Telecommunications.

Financing Expenses. Financing expenses, net, increased to £106,033 ($196,055) for the six months ended June 30, 2006 from £41,275 ($73,965) for the six months ended June 30, 2005. The increase in our finance expenses is mainly due to interest expenses related to a convertible note issued by the company on September 2005.

Equity in Income of Affiliated Company. Equity income from Auracall Limited amounted to £72,378 ($133,827) reflecting our 32.5% portion in our affiliated company Auracall Limited.

Loss from a change of holding of affiliated company. On January 1, 2006 Auracall Limited, an affiliated company, issued to the Managing Director of Auracall further shares from treasury to the level that Swiftnet Limited was diluted from 47.5% to 32.5% of the holdings of Auracall. The dilution from 47.5% to 32.5% of the holdings of Auracall result is a loss of £29,849 ($55,189) recognized during the first quarter of this year.

Income before Taxes. Income before taxes for the six months ended June 30, 2006 amounted to £170,288 ($314,864) or 2% of the revenues, as compared with £144,553 ($259,039) or 2% of the revenues, for the six months ended June 30, 2005. The increase of our net income is attributable primarily to higher growth in revenues than operating expenses in the six months ended June 30, 2006 compared to the same period last year.

Tax Benefit (Taxes on Income). Tax benefit for the six months ended June 30, 2006 amounted to £17,565 ($32,478) or -10% of the income before taxes as compared with taxes on income in the amount of £41,219 ($73,864) or 29% for the same period in the year 2005. United Kingdom companies are usually subject to income tax at the corporate rate of 20%-30%. The decrease in taxes on income is due to tax losses of our Israeli subsidiary, of which the Company recorded only partial future tax benefit.

Net Income. Net income for the six months ended June 30, 2006 was £187,853 ($347,742) as compared to £103,334 ($185,175) for the same period in the year 2005. The increase of our net income is attributable primarily to higher growth in revenues than operating expenses in the six months ended June 30, 2006 compared to the same period last year.

Earning Per Share. The earning per share of common stock for the six months ended June 30, 2006 was £0.021 ($0.039) for basic 9,033,069 weighted average shares and £0.020 ($0.037) for diluted 9,607,782 shares. The earning per share of common stock for the six months ended June 30, 2005 was £0.016 ($0.039) for basic and diluted 6,552,696 weighted average shares.

	Six Months Ended June 30, 2006
	Weighted Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amounts
Net Income	£187,853
Basic EPS:
Income available to common stockholders	£187,853	9,033,069	£0.021
Effect of dilutive securities:
Options, warrants and convertible note		574,713
Diluted EPS:
Income available to common stockholders	£187,853	9,607,782	£0.020

COMPARAISON OF THE BALANCE SHEET OF THE SIX MONTHS ENDED JUNE 30, 2006 AND THE YEAR ENDED DECEMBER 31, 2005

Current Assets. Current assets amounted to £4,926,010 ($9,108,193) as of June 30, 2006 as compared with £6,895,592 ($11,894,897) as of December 31, 2005. This decrease in our current assets is mainly attributable to a decrease of £1,277,339 ($2,361,799) in our cash positions mainly due to investing activities in our US and Israeli subsidiaries.

Loan to Shareholder. Short term loan to the shareholder, Mr. Abraham Keinan, our Chairman of the Board of Directors, amounted to £123,965 ($229,211) as of June 30, 2006 and December 31, 2005. The total amount of £123,965 ($229,211) is classified as current assets as Mr. Keinan agreed with the Company to repay this amount during fiscal year 2006.

Fixed Assets. Fixed assets after accumulated depreciation increased to £2,342,982 ($4,332,174) as of June 30, 2006, as compared with £2,051,315 ($3,538,518) as of December 31, 2005. The growth in fixed assets is mainly attributable to the acquisitions of I-55 Internet Services and I-55 Telecommunications in our June 30, 2006, balance sheet, as well as investment in fixed assets of our Israeli subsidiary in the process of expanding its operations.

Current Liabilities. As of June 30, 2006, current liabilities remained in a level of £5,472,979 ($10,119,538) as compared with £5,423,951 ($9,356,315) as of December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of June 30, 2006, amounted to £1,217,584 ($2,251,313) as compared with £2,494,923 ($4,303,742) as of December 31, 2005, a decrease of £1,277,339 ($2,361,799). Net cash used in operating activities for the six months ended June 30, 2006, was £179,293 ($331,512). Investing activities in our U.S. acquisitions and purchase of other assets and equipment used was £820,234 ($1,516,612). Net cash used in financing activities for the six months ended June 30, 2006, was £277,182 ($513,675), mainly attributable to repayments of long term loans from banks and others, partially offset by proceeds from issuance of shares.

Our capital investments are primarily for the purchase of equipment and software for services that we provide or intend to provide.

Capital lease obligations: We are the lessee of switching and telecom equipment under capital leases expiring in various years through the year 2006; during 2006 we repaid £35,110 ($64,918) of our capital lease obligations.

The minimum future lease payments are:

2006	£65,322	$120,780

In fiscal year 2006, we may procure and or develop additional equipment and software to enhance our capacity in the United Kingdom, United States and Israel for the amount of approximately £811,249 ($1,500,000). In case that we manage to establish or acquire operations in a new country, we anticipate that an investment of approximately £540,833 ($1,000,000) in equipment, infrastructure and software would be required to become operational in each new country. Currently we do not have any plan to expand into any additional countries.

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

As of June 30, 2006, our Israeli based subsidiary, Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel for the following amounts, in order to finance its start-up activities. The credit facilities include a revolving credit line of 500,000 New Israeli Shekels ("NIS"), a short-term credit line of 2,250,000 NIS and a long-term credit line of 790,000 NIS. In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; (b) a fixed charge on its telecommunication equipment (including switches); (c) subordination of a Term Note of $800,000 (in favor of the Company); (d) assignment of rights by way of pledge on the Partner Communications Company Ltd., contract, the Cellcom Israel Ltd., contract the Pelephone Communications Ltd., contract, and the Credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson, which includes a stock pledge. The Company agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral; (f) The Company and Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank. As of June 30, 2006, we have utilized under the credit facility $1,272,081.

According to agreements between the Company and its 26% minority interest partner in Xfone 018 Ltd. (the "Minority Partner"), the Minority Partner provided in the fourth quarter of year 2004, a shareholder loan of approximately $400,000 (£216,333) to Xfone 018. This loan is for four years with annual interest of 4% and linkage to the Israeli consumer price index.

As of June 30, 2006, the Company provided to Xfone 018 a shareholder loan in an aggregate amount of $800,000 (£432,666).

As of June 30, 2006, our Israeli subsidiary activities were financed by the shareholders loans and by using £687,983 ($1,272,081) credit facility from Bank Hapoalim.

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

On June 19, 2006, the Company entered into a Securities Purchase Agreement to sell to certain investors (the "Purchasers") an aggregate of 344,828 restricted shares of its common stock (the "Shares"), at a purchase price of $2.90 per share, together with an aggregate of 172,414 warrants to purchase shares of its common stock (the "Warrants"), at an exercise price of $3.40 per share and with a term of five years. The gross cash proceeds to be received from the Financing will be $1,000,000. The closing of the Financing is dependent on the fulfilling of certain terms and conditions, including but not limited to obtaining the approval of the American Stock Exchange for listing the Shares and the shares underlying the Warrants upon exercise. The financing transaction resulted in dilution in the percentage of common stock owned by the Company’s current shareholders, although the price paid was in excess of the net tangible assets per shares and are accordingly not economically dilutive. The potential of sales of these shares or the actual sale could have adverse effect on the price of the common stock.

We believe that our future cash flow from operations together with our current cash will be sufficient to finance our operation activities through the years 2006 and 2007.

We will consider raising additional capital through a public or private placement to fund possible acquisitions and business development activities and for working capital.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

As of June 30, 2006, our main functional currency remains the UKP ("British Sterling Pounds") as a significant part of our revenues derived from our United Kingdom based subsidiary Swiftnet. Following the acquisition of our United States subsidiaries a large part of our business is in US Dollars. In addition we started to do business in Israel with the Israeli currency as of mid December 2004. 15% of our revenues were derived from our Israeli subsidiary. Approximately 50% of the direct traffic costs in Israel are in UKP and the rest in New Israeli Shekels ("NIS"). We believe that the US and Israeli portions of our revenues will increase during 2006. Most of our revenues, current assets and long-term loans to a shareholder are all in UKP and US Dollars.

Our costs of revenues are mainly in UKP and US Dollars.

Most of our liabilities, operating and financing expenses are in UKP and US Dollars. The remainder of the assets, liabilities, revenues and expenditures are in NIS. We anticipate that in the end of 2006 the portion of US Dollars will be greater and will probably turn to our main functional currency although the portion of UKP will stay significant.

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

PART II. OTHER INFORMATION

ITEM I. LEGAL PROCEEDINGS

I. MG Telecom Ltd.

In August 2002, the Company’s wholly-owned UK based subsidiary, Swiftnet Limited filed a summary procedure lawsuit in the court of Tel - Aviv, Israel against MG Telecom Ltd. and its Chief Executive Officer, Mr. Avner Shur. In this lawsuit, we allege an unpaid debt due to us in the amount of $50,000 from MG Telecom for services rendered by us to MG Telecom. The debt arose from an agreement between us and MG Telecom, a provider of calling card services, in which traffic originating from MG Telecom calling cards was delivered through our system in London, England. Mr. Shur signed a personal guarantee agreement to secure MG Telecom’s obligations under the agreement. On August 16, 2005, the court has rendered a judgment in this matter, rejecting our claims. On October 16, 2005, Swiftnet filed an appeal with the district court of Tel - Aviv. A hearing is scheduled for December 28, 2006. Swiftnet believes that it has a meritous ground supporting its claim.

II. Ryfcom Ltd.

In July 2001 the Company’s wholly-owned UK based subsidiary, Swiftnet Limited filed a lawsuit in the court of Petach - Tikva, Israel against Ryfcom, Ltd., a former provider of calling card services, and its Chief Executive Officer, Mr. Paltiel Porat. In this lawsuit, we allege an unpaid debt due to us in the amount of $107,528 from Ryfcom for services rendered by us. The debt arose from an agreement between us and Ryfcom, in which traffic originating from Ryfcom calling cards was delivered through our system in London. Mr. Porat signed a personal guarantee agreement to secure the all of Ryfcom’s obligations under our agreement with Ryfcom. Before the judgment, Mr. Paltiel repaid the amount of approximately $15,000. On January 6, 2003, the court of Petach - Tikva, rendered a judgment in favor of us. According to the judgment Mr. Paltiel has to repay the remainder of the money, approximately $92,000, plus the court fee that was paid by us of approximately $1,500, plus expenses in the amount of $9,300. All amounts are linked until fully paid by the Israeli Consumer Price Index. Mr. Paltiel failed to comply with the January 6, 2003 judgment and as a result thereof Swiftnet filed on May 17, 2004 with the court a request to send Mr. Paltiel a warning that his failure to satisfy the January 6, 2003 judgment will result in Mr. Paltiel being declared insolvent (“Swiftnet’s Request”). On June 6, 2004, Mr. Paltiel filed with the Court an Objection to Swiftnet’s Request. On January 26, 2006, the court rejected Mr. Paltiel’s objection. Since Mr. Paltiel failed to settle his debt within 7 days from the date he received the court's decision, on May 7, 2006 Swiftnet request the court to declare that Mr. Paltiel is insolvent. A hearing was held on June 27, 2006. The parties are currently negotiating a settlement.

III. MCI WorldCom Limited

The Company’s wholly-owned UK based subsidiary, Swiftnet Limited was served with a claim on October 11, 2005 that was filed by MCI WorldCom Limited (“MCI”) in an English court for the sum of £1,640,440 ($3,033,174) plus interest accruing at a daily rate of £401 ($741) which at the date of Claim had amounted to £92,317 ($170,694). MCI’s claim is for telecommunication services MCI claims it provided to Swiftnet. Swiftnet has been in dispute with MCI regarding amounts due to MCI for telecommunications services provided by MCI to Swiftnet. Swiftnet alleges that the disputed charges were improperly billed by MCI to its account for a long time and therefore MCI should credit Swiftnet for a certain amount of the claim.  Swiftnet has defended the claim by stating that in relation to the Invoices that MCI is claiming remain unpaid, £307,094 ($567,817) is not justified according to the rates agreed at various meetings and equates to an over-billing by such amount, although Swiftnet does not have written evidence for many of the agreed rates. Swiftnet has also submitted a counterclaim stating that it is owed a further £671,111 ($1,240,884) in credits in relation to amounts paid on account and wrongly attributed by MCI to over-billed invoices. In addition, MCI continues to send traffic to Swiftnet for termination via our Israeli subsidiary's network. Swiftnet is claiming that the amounts owed by MCI to Swiftnet in this regard should be set off as against any amounts being claimed by MCI in the dispute.  There is a further counterclaim for additional accountancy costs and loss of management time incurred by Swiftnet due to the incorrect billing. The Company's financial statements have for some time carried the full amount due to MCI based on the invoices issued by MCI, as well as an appropriate provision for the credit the company is claiming. The Company does not believe that the lawsuit will have a material adverse effect on its business or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On April 6, 2006, we sold 80,000 restricted shares of our common stock, 20,000 warrants exercisable at $3.00 per share, and 20,000 warrants exercisable at $3.25 per share to Mercantile Discount-Provident Funds. The warrants are exercisable for a period of 5 years. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the shares issued were restricted as to transfer and the certificates representing the securities were marked with a restrictive legend; (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment; and (iv) the investor had a preexisting relationship with the Company's President and Chief Executive Officer, Mr. Guy Nissenson.

On April 6, 2006, we sold 90,000 restricted shares of our common stock, 22,500 warrants exercisable at $3.00 per share, and 22,500 warrants exercisable at $3.25 per share to Hadar Insurance Company Ltd. The warrants are exercisable for a period of 5 years. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the shares issued were restricted as to transfer and the certificates representing the securities were marked with a restrictive legend; (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment; and (iv) the investor had a preexisting relationship with the Company's President and Chief Executive Officer, Mr. Guy Nissenson.

On April 6, 2006, we sold 110,000 restricted shares of our common stock, 27,500 warrants exercisable at $3.00 per share, and 27,500 warrants exercisable at $3.25 per share to the Israeli Phoenix Assurance Company Ltd. The warrants are exercisable for a period of 5 years. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the shares issued were restricted as to transfer and the certificates representing the securities were marked with a restrictive legend; (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment; and (iv) the investor had a preexisting relationship with the Company's President and Chief Executive Officer, Mr. Guy Nissenson.

On April 6, 2006, we sold 44,000 restricted shares of our common stock, 11,000 warrants exercisable at $3.00 per share, and 11,000 warrants exercisable at $3.25 per share to Gaon Gemel Ltd. The warrants are exercisable for a period of 5 years. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the shares issued were restricted as to transfer and the certificates representing the securities were marked with a restrictive legend; (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment; and (iv) the investor had a preexisting relationship with the Company's President and Chief Executive Officer, Mr. Guy Nissenson.

During May 2006, and in conjunction with a January 10, 2006 Asset Purchase Agreement by and among Xfone USA, Inc. and Canufly.net, Inc., we issued to the following shareholders of Canufly.net 33,768 restricted shares of our common stock and 24,053 warrants, exercisable at $2.98 per share for a period of five years: J. Michael Nassour - 7,734 shares and 5,509 warrants; Ann S. Nassour - 1,933 shares and 1,377 warrants; John A. Nassour - 1,933 shares and 1,377 warrants; Mike A. Gatti - 1,547 shares 1,102 warrants; Clara Booth Pinkston - 1,289 shares and 918 warrants; Robert Portwood - 1,933 shares and 1,377 warrants; Beverly Roggenkamp - 644 shares and 459 warrants; Ashley Zweifel - 644 shares and 459 warrants; Larry Roggenkamp - 644 shares and 459 warrants; Becky & Grey Cobb - 1,289 shares and 918 warrants; Sharon E. & Norman R. Francingues, Jr. - 1,289 shares and 918 warrants; Salena & Mickey Greenlee - 1,289 shares and 918 warrants; Dawn & Clifton Burroughs, Jr. - 1,289 shares and 918 warrants; Mynette & Harry Gibson - 1,289 shares and 918 warrants; Jimmy Boyd - 644 shares and 459 warrants; Tracey Boyd - 644 shares and 459 warrants; Wayne M. Pitre - 1,289 shares and 918 warrants; Nancy H. & Robert C. Clingan, JTWROS - 1,289 shares and 918 warrants; Dana Allen - 1,289 shares and 918 warrants; Betty Joe & Hugh A. Allen, Sr. JTWROS - 1,289 shares and 918 warrants; Anthony Bruce McCall - 1,289 shares and 918 warrants; Travis Wayne Vance - 1,289 shares and 918 warrants. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; and (ii) the shares issued were restricted as to transfer and the certificates representing the securities were marked with a restrictive legend.

On May 10, 2006, we issued in exchange for services 25,000 warrants exercisable at $4.00 per share, 25,000 warrants exercisable at $4.50 per share, 25,000 warrants exercisable at $5.00 per share, and 25,000 warrants exercisable at $5.50 per share to Elite Financial Communications Group, LLC. The term of the warrants shall expire at the later of: (i) 36 months from the day of grant; (ii) 6 months after the underlying shares are effective. In the event we elect early termination of our agreement with Elite Financial Communications Group, then any warrants that have not yet reached their vesting date will be deemed null and void. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the certificates representing the warrants were marked with a restrictive legend; (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment; and (iv) the investor had a preexisting relationship with the Company's President and Chief Executive Officer, Mr. Guy Nissenson.

During May 2006, and in conjunction with the merger that consummated on March 31, 2006, we issued to the following shareholders of I-55 Internet Services, Inc. 789,863 restricted shares of our common stock valued at $2,380,178 and 603,939 warrants valued based on the Black Scholes option-pricing model: Brian Acosta - 53,008 shares and 40,531 warrants; Trustmark National Bank as Escrow Agent for Brian Acosta - 53,008 shares and 40,530 warrants; Hunter McAllister - 26,504 shares and 20,265 warrants; Trustmark National Bank as Escrow Agent for Hunter McAllister - 26,504 shares and 20,265 warrants; Terry Cooper - 79,512 shares and 60,796 warrants; Trustmark National Bank as Escrow Agent for Terry Cooper - 79,511 shares and 60,795 warrants; Brian Harper - 79,512 shares and 60,796 warrants; Trustmark National Bank as Escrow Agent for Brian Harper - 79,511 shares and 60,795 warrants; Danny Acosta - 6,626 shares and 5,067 warrants; Trustmark National Bank as Escrow Agent for Danny Acosta - 6,626 shares and 5,066 warrants; Jason Hunt - 1,325 shares and 1,014 warrants; Trustmark National Bank as Escrow Agent for Jason Hunt - 1,325 shares and 1,013 warrants; Kevin Hunt - 1,325 shares and 1,014 warrants; Trustmark National Bank as Escrow Agent for Kevin Hunt - 1,325 shares and 1,013 warrants; C.R. Miller, JR. - 14,842 shares and 11, 349 warrants; Trustmark National Bank as Escrow Agent for C.R. Miller, JR. - 14,842 shares and 11, 348 warrants; Wayne Cooper - 26,504 shares and 20,265 warrants; Trustmark National Bank as Escrow Agent for Wayne Cooper - 26,504 shares and 20,265 warrants; Chad Soileau - 2,651 shares and 2,027 warrants; Trustmark National Bank as Escrow Agent for Chad Soileau - 2,650 shares and 2,026 warrants; Dennis Moss - 1,325 shares and 1,014 warrants; Trustmark National Bank as Escrow Agent for Dennis Moss - 1,325 shares and 1,013 warrants; Randy Moss - 1,325 shares and 1,014 warrants; Trustmark National Bank as Escrow Agent for Randy Moss - 1,325 shares and 1,013 warrants; MCG Capital Corporation - 100,474 shares and 76,823 warrants; Trustmark National Bank as Escrow Agent for MCG Capital Corporation - 100,474 shares and 76,822 warrants. The warrants are convertible on a one to one basis into restricted shares of our common stock at an exercise price of $3.31 per share, and have a term of five years. We relied upon the exemption from registration provided by Section 4(2) of the Act and Regulation D promulgated thereunder. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) there were less than 35 non-accredited purchasers; (iii) the shares issued were restricted as to transfer and the certificates representing the securities were marked with a restrictive legend; and (iv) the investors were provided with a Proxy Statement containing the information required by Rule 502 of Regulation D which enabled them to evaluate the merits of their investment.

During May 2006, and in conjunction with the merger that consummated on March 31, 2006, we issued to the sole shareholder of I-55 Telecommunications, Inc. 223,702 restricted shares of our common stock valued at $671,687 and 79,029 warrants valued based on the Black Scholes option-pricing model. The shares and warrants were issued as follows: Randall Wade James Tricou - 111,851 shares and 39,515 warrants; Trustmark National Bank as Escrow Agent for Randall Wade James Tricou - 111,851 shares and 39,514 warrants. The warrants are convertible on a one to one basis into restricted shares of our common stock at an exercise price of $3.38 per share, and have a term of five years. We relied upon the exemption from registration provided by Section 4(2) of the Act and Regulation D promulgated thereunder. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) there were less than 35 non-accredited purchasers; (iii) the shares issued were restricted as to transfer and the certificates representing the securities were marked with a restrictive legend; and (iv) the investors were provided with a Proxy Statement containing the information required by Rule 502 of Regulation D which enabled them to evaluate the merits of their investment.

During May 2006, and in conjunction with Agreements to Purchase Promissory Notes dated October 31, 2005 with certain creditors of I-55 Telecommunications, LLC, we issued to the following creditors of I-55 Telecommunications 163,933 restricted shares of our common stock and 81,968 warrants at a total value of $492,220, in return for retiring their individual loans with I-55 Telecommunications: Randall Wade James Tricou - 84,359 shares and 42,180 warrants; Rene Tricou - Tricou Construction - 25,986 shares and 12,993 warrants; Rene Tricou - Bon Aire Estates - 20,019 shares and 10,010 warrants; Rene Tricou - Bon Aire Utility - 7,997 shares and 3,999 warrants; Danny Acosta - 25,572 shares and 12,786 warrants. The warrants are convertible on a one to one basis into restricted shares of our common stock at an exercise price of $3.38 per share, and have a term of five years. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; and (ii) the shares issued were restricted as to transfer and the certificates representing the securities were marked with a restrictive legend.

On May 30, 2006, we issued 2,736 restricted shares of our common stock to Elite Financial Communications Group, LLC in exchange for services. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the shares issued were restricted as to transfer and the certificate representing the shares was marked with a restrictive legend; (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment; and (iv) the investor had a preexisting relationship with the Company's President and Chief Executive Officer, Mr. Guy Nissenson.

On June 28, 2006, we cancelled 5,000 restricted shares of our common stock which were issued in 2000 to Ofer Weisglass. The shares were issued to Mr. Weisglass in return for services; however Mr. Weisglass failed to provide the services to the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits and Index of Exhibits

Exhibit Number / Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company. (1)
3.2a	Bylaws of the Company. (1)
3.2b	Amended Bylaws of the Company. (4)
3.3	Memorandum of Association of Swiftnet Limited. (1)
3.4	Articles of Association of Swiftnet Limited. (1)
3.5	Amended Bylaws of the Company. (3)
3.6	Bylaws of Xfone USA, Inc. (7)
3.7	Office of the Mississippi Secretary of State, Articles of Merger or Share Exchange Profit Corporation. (7)
3.8.	Amended and Restated Bylaws of the Company dated March 12, 2006. (22)
4.	Specimen Stock Certificate. (1)
5.	Opinion of Gersten Savage LLP. (21.1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson. (1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy (1)

10.4	Promissory Note dated September 29, 2000, between the Company and Swiftnet Limited. (1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd. (1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd. (1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd. (1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc. (1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd. (1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company (2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited. (2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited.(2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison. (5)
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
10.20
As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Adam Breslawsky, Oded Levy, Michael Epstein, Steven Frank, Joshua Lobel, Joshua Kazan and The Oberon Group LLC. (6)

10.21	Newco (Auracall Limited) Formation Agreement. (6)
10.22	Agreement with ITXC Corporation. (6)
10.23	Agreement with Teleglobe International. (6)
10.23.1	Amendment to Agreement with Teleglobe International. (6)
10.24	Agreement with British Telecommunications. (6)
10.25	Agreement with Easyair Limited (OpenAir). (6)
10.26	Agreement with Worldnet. (6)
10.27	Agreement with Portfolio PR. (6)

10.28	Agreement with Stern and Company. (6)
10.29	Letter to the Company dated December 31, 2003, from Abraham Keinan. (6)
10.30	Agreement between Swiftnet Limited and Dan Kirschner. (8)
10.31	Agreement and Plan of Merger. (7)
10.32	Escrow Agreement. (7)
10.33	Release Agreement. (7)
10.34	Employment Agreement between Xfone USA, Inc. and Wade Spooner. (7)
10.35	Employment Agreement between Xfone USA, Inc. and Ted Parsons. (7)
10.36	First Amendment to Agreement and Plan of Merger (to acquire WS Telecom, Inc.) (11)
10.37	Finders Agreement with The Oberon Group, LLC. (11)
10.38	Agreement with The Oberon Group, LLC. (11)
10.39	Management Agreement between WS Telecom, Inc. and Xfone USA, Inc. (8)
10.40	Engagement Letter to Tommy R. Ferguson, Confidentiality Agreement, and Executive Inventions Agreement dated August 19, 2004 (11)
10.41	Voting Agreement dated September 28, 2004. (11)
10.42	Novation Agreement executed September 27, 2004. (11)
10.43	Novation Agreement executed September 28, 2004. (11)
10.44	Investment Agreement dated August 26, 2004, with Ilan Shoshani. (12)
10.44.1	Addendum and Clarification to the Investment Agreement with Ilan Shoshani dated September 13, 2004. (12)
10.45	Agreement dated November 16, 2004, with Elite Financial Communications Group. (13)
10.46	Financial Services and Business Development Consulting Agreement dated November 18, 2004, with Dionysos Investments (1999) Ltd. (13)
10.47	Agreement and Plan of Merger to acquire I-55 Internet Services, Inc. dated August 18, 2005. (14)
10.48	Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC dated August 26, 2005 (15)
10.49	Securities Purchase Agreement, dated September 27, 2005, by and between the Company and Laurus Master Fund, Ltd. (16)
10.50
Secured Convertible Term Note, dated September 27, 2005, by the Company in favor of Laurus Master Fund, Ltd.; Adjustment Provision Waiver Agreement, dated September 27, 2005, by and between the Company and Laurus Fund, Ltd. (16)

10.51	Common Stock Purchase Warrant, dated September 27, 2005, by the Company in favor of Laurus Master Fund, Ltd. (16)
10.52	Registration Rights Agreement, dated September 27, 2005, by and between the Company and Laurus Master Fund, Ltd. (16)
10.53	Master Security Agreement, dated September 27, 2005, by and between the Company, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc., and Laurus Master Fund, Ltd. (16)
10.54	Stock Pledge Agreement, dated September 27, 2005, by and between the Company, Xfone USA, Inc., and Laurus Master Fund, Ltd. (16)
10.55	Subsidiary Guarantee dated September 27, 2005, by Xfone USA, Inc., eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. in favor of Laurus Master Fund, Ltd. (16)
10.56	Funds Escrow Agreement, dated September 27, 2005, by and between the Company, Laurus Master Fund, Ltd. and Loeb & Loeb LLP; Disbursement Letter, dated September 27, 2005 (16)

10.57	Incremental Funding Side Letter, dated September 27, 2005, by and between the Company and Laurus Master Fund, Ltd. (16)
10.58	Securities Purchase Agreement, dated September 28, 2005, by and between the Company and Crestview Capital Mater, LLC. (16)
10.59	Registration Rights Agreement, dated September 28, 2005, by and between the Company and Crestview Capital Mater, LLC. (16)
10.60	Common Stock Purchase Warrant, dated September 28, 2005, by the Company in favor of the Crestview Capital Mater, LLC.(16)
10.61	Escrow Agreement, dated September 28, 2005, by and between the Company, the Purchasers and Feldman Weinstein LLP (16)
10.62	Management Agreement dated October 11, 2005. (17)
10.63	First Amendment to Agreement and Plan of Merger (to acquire I-55 Internet Services, Inc.), dated October 10, 2005. (17)
10.64	Letter Agreement with MCG Capital Corporation dated October 10, 2005. (17)
10.65
Securities Purchase Agreement, dated November 23, 2005, between the Company and Mercantile Discount - Provident Funds, Hadar Insurance Company Ltd., The Isreali Phoenix Assurance Company Ltd. and Gaon Gemel Ltd. (18)

10.66
Registration Rights Agreement, dated November 23, 2005, between the Company and Mercantile Discount - Provident Funds, Hadar Insurance Company Ltd., The Isreali Phoenix Assurance Company Ltd. and Gaon Gemel Ltd.  (18)

10.67
Common Stock Purchase Warrant, dated November 23, 2005, by the Company in favor of Mercantile Discount - Provident Funds, Hadar Insurance Company Ltd., The Isreali Phoenix Assurance Company Ltd. and Gaon Gemel Ltd. (18)

10.68
Escrow Agreement, dated November 23, 2005, between the Company, the Escrow Agent, and Mercantile Discount - Provident Funds, Hadar Insurance Company Ltd., The Isreali Phoenix Assurance Company Ltd. and Gaon Gemel Ltd. (18)

10.69	Management Agreement with I-55 Telecommunications, LLC dated October 12, 2005. (19)
10.70	Agreement - General Terms and Conditions with EBI Comm, Inc., dated January 1, 2006. (21)
10.71	Asset Purchase Agreement with Canufly.net, Inc., dated January 10, 2006. (21)
10.72	Stock Purchase Agreement dated May 10, 2006, by and among the Company, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited. (23)
10.73	Agreement dated May 25, 2006, by and among the Company and the shareholders of Equitalk.co.uk Limited. (24)
10.74	Securities Purchase Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.75	Registration Rights Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.76	Common Stock Purchase Warrant, dated June 19, 2006, by the Company in favor of the Purchasers. (25)
10.77	Escrow Agreement, dated June 19, 2006, by and between the Company, the Escrow Agent, and the Purchasers. (25)
10.78	Form of Indemnification Agreement between the Company and its Directors and Officers. (27)
10.79	Agreement to Purchase Promissory Note dated October 31, 2005, with Randall Wade James Tricou. (27)
10.80	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Tricou Construction. (27)
10.81	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Estates. (27)

10.82	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Utility. (27)
10.83	Agreement to Purchase Promissory Note dated October 31, 2006, with Danny Acosta. (27)
10.84	Letter Agreement dated November 15, 2005, with Oberon Securities, LLC. (27)
10.85	Letter Agreement dated June 15, 2006, with Oberon Securities, LLC. (27)
10.86	Second Amendment to Agreement and Plan of Merger (to acquire WS Telecom, Inc.), dated June 28, 2006. (27)
10.87	General Contract for Services dated January 1, 2005, by and between the Company and Swiftnet Limited. (27)
10.88	Service Agreement dated December 6, 2005, by and between the Company and Elite Financial Communications Group, LLC. (27)
10.89	Agreement for Market Making in Securities dated July 31, 2006, by and between the Company and Excellence Nessuah Stock Exchange Services Ltd. (27)
16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C to the Securities and Exchange Commission (20)
21.1	List of Subsidiaries (Amended) (26)
23.1	Consent of Chaifetz & Schreiber, P.C. (22.1)
23.2	Consent of Gersten Savage LLP - incorporated in the legal opinion filed as Exhibit 5. (21.1)
23.3	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006. (21.1)
23.4	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006. (21.1)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act Of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act Of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act Of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act Of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.'s SB-2 registration statement, file # 333-67232.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.'s SB-2/Amendment 1 registration statement, file # 333-67232.
(3)	Denotes previously filed exhibit: filed on November 28, 2001 with Xfone, Inc.'s SB-2/Amendment 2 registration statement, file # 333-67232.
(4)	Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.'s Form 8-K.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.'s SB-2/Post Effective Amendment No. 2 registration statement, file # 333-67232
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone's, Inc.SB-2 Amendment 1 Registration Statement, file # 333-113020.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.'s Form 8-K
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.'s SB-2/Amendment 2 Registration Statement, file # 333-113020.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone's, Inc. SB-2 Amendment 3 Registration Statement, file # 333-113020.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone's, Inc.SB-2 Amendment 4 Registration Statement, file # 333-113020.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.‘s Form 8-K

(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.‘s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.‘s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.‘s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.‘s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.‘s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.‘s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.‘s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.‘s Form 8-K/A #3.
(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.‘s Form 8-K/A #1.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.‘s Form 8-K.
(21.1)	Denotes previously filed exhibits: filed on February 7, 2006 with Xfone, Inc.‘s Form SB-2 Amendment 3.
(22)	Denotes previously filed exhibit: filed on March 15, 2006 with Xfone, Inc.‘s Form 8-K
(22.1)	Denotes previously filed exhibit: filed on March 31, 2006 with Xfone, Inc.‘s Form 10-KSB.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.‘s Form 8-K
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.‘s Form 8-K
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.‘s Form 8-K
(26)	Denotes previously filed exhibits: filed on July 5, 2006 with Xfone, Inc.‘s Form 8-K
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.‘s Form 8-K

b) Reports on Form 8-K

The Company has filed the following Current Reports on Form 8-K during the second quarter of 2006:

Filing Date / File Number	The Reportable Events
Form 8-K dated June 20, 2006; File number 001-32521	June 19, 2006 Securities Purchase Agreement.
Form 8-K/A dated June 15, 2006; File number 001-32521 [Amendment No. 1 to Form 8-K filed on April 5, 2006]
Completion of the merger of I-55 Internet Services, Inc. and I-55 Telecommunications, LLC, with and into Xfone USA, Inc.; Press Release - results for the fiscal year ended December 31, 2005; President and CEO letter to the shareholders of the Registrant.

Form 8-K dated May 30, 2006; File number 001-32521	May 25, 2006 Agreement relating to the sale and purchase of Equitalk.co.uk Limited.
Form 8-K dated May 22, 2006; File number 001-32521	Resignation of Arie Czertok, and election of Itzhak Almog as independent Director to the Board and as the Chairman of the Audit Committee.
Form 8-K dated May 16, 2006; File number 001-32521	May 10, 2006 Stock Purchase Agreement; May 16, 2006 completion of Stock Purchase.
Form 8-K dated April 10, 2006; File number 001-32521	Completion of the financing contemplated by the November 23, 2005 Securities Purchase Agreement.
Form 8-K dated April 5, 2006; File number 001-32521
Completion of the merger of I-55 Internet Services, Inc. and I-55 Telecommunications, LLC, with and into Xfone USA, Inc.; Press Release - results for the fiscal year ended December 31, 2005; President and CEO letter to the shareholders of the Registrant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFONE, INC.

Date: August 14, 2006	By:	/s/ Guy Nissenson
Guy Nissenson, President
and Chief Executive Officer