Form 10QSB
period 2006-09-30
XFONE INC
filed 2006-11-14
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
 SEPTEMBER 30, 2006

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

Common Stock: The issuer had 11,253,817 shares outstanding as of November 13, 2006 (latest practicable date).

XFONE, INC. AND SUBSIDIARIES

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND CONDENSED NOTES (UNAUDITED) - QUARTER ENDED SEPTEMBER 30, 2006

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2006

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2006

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)

	September 30, 2006
	(Unaudited)
	GBP	$US
Current Assets

Cash	£895,746	$1,686,385

Accounts receivable, net	3,933,989	7,406,364

Prepaid expenses and other receivables	553,595	1,042,231

Loan to shareholder	123,965	233,384

Total Current Assets	5,507,295	10,368,364

Investments	61,895	116,527

Minority Interest	156,308	294,275

Long Term Receivables	272,695	513,392

Fixed Assets, net	2,419,085	4,554,315

Other Assets	9,158,522	17,242,383

Total Assets	£17,575,800	$33,089,256

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)

	September 30, 2006
	(Unaudited)
	GBP	$	US

Current Liabilities
Notes payable - current portion	£570,101		$1,073,306
Trade payables	3,262,724		6,142,600
Other liabilities and accrued expenses	2,067,214		3,891,861
Obligations under capital leases	66,574		125,336

Total Current Liabilities	5,966,613		11,233,103

Deferred taxes	82,131		154,625
Notes payable	1,155,736		2,175,858
Obligations under capital leases	60,839		114,539
Severance pay	32,715		61,591
	1,331,421		2,506,613

Total Liabilities	7,298,034		13,739,716

Guarantees, Commitments & Liens

Shareholders' Equity
Preferred stock - 50,000,000 shares authorized, none issued
Common stock:
25,000,000 shares authorized, $.001 par value;
11,246,823 issued and outstanding	6,941		13,068
Foreign currency translation adjustment	(378,222)		(712,063)
Contributions in excess of par value	9,917,030		18,670,396
Deferred stock compensation	(284,715)		(536,022)
Treasury stock	(142,166)		(267,650)
Retained earnings	1,158,898		2,181,811

Total Shareholders' Equity	10,277,766		19,349,540

Total Liabilities and Shareholders' Equity	£17,575,800		$33,089,256

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	3 Months Ended		9 Months Ended			3 Months Ended		9 Months Ended
	September 30,		September 30,			September 30,		September 30,
	2006	2005	2006	2005		2006		2006
					$	US	$	US

Revenues	£5,127,985	£3,419,183	£14,154,530	£9,912,515		$9,654,252		$26,648,167
Cost of revenues	(2,999,587)	(2,326,743)	(8,683,975)	(6,662,272)		(5,647,202)		(16,348,972)

Gross profit	2,128,398	1,092,440	5,470,555	3,250,243		4,007,050		10,299,195

Operating expenses:
Research and development	(5,625)	(5,625)	(16,875)	(15,625)		(10,590)		(31,770)
Marketing and selling	(595,048)	(334,742)	(1,413,778)	(991,802)		(1,120,273)		(2,661,663)
General and administrative	(1,305,054)	(678,594)	(3,613,186)	(2,098,173)		(2,456,973)		(6,802,401)

Total operating expenses	(1,905,727)	(1,018,961)	(5,043,839)	(3,105,600)		(3,587,836)		(9,495,834)

Operating profit	222,671	73,479	426,716	144,643		419,214		803,361

Financing expenses - net	(73,885)	(26,928)	(179,918)	(68,203)		(139,100)		(338,724)
Equity in income of affiliated company	(78,320)	(3,689)	(5,942)	43,843		(147,450)		(11,187)
Loss from a change of holding of affiliated company	-	-	(29,848)	-		-		(56,194)
Loss from Hurricane Katrina	-	(181,055)		(181,055)		-		-
Other income	11,117	4,312	34,186	17,452		20,930		64,361

Income before minority interest and taxes	81,583	(133,881)	245,194	(43,320)		153,594		461,617

Minority Interest	35,671	5,593	42,348	59,585		67,156		79,727

Income Before taxes	117,254	(128,288)	287,542	16,265		220,750		541,344

Benefit (taxes on income)	(5,223)	9,485	12,342	(31,734)		(9,833)		23,236

Net income	£112,031	£(118,803)	£299,884	£(15,469)		$210,917		$564,580

Weighted average shares outstanding

Basic	10,966,100	6,886,959	9,615,690	6,720,971		10,966,100		9,615,690

Diluted	11,425,870	6,886,959	10,075,460	6,720,971		11,425,870		10,075,460

Earnings Per Share:
Basic	£0.01	£(0.02)	£0.03	£0.00		$0.02		$0.06

Diluted	£0.01	£(0.02)	£0.03	£0.00		$0.02		$0.06

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 2006
(Unaudited)

	Number of		Contributions	Foreign currency				Total
	Shares of		in excess of	translation	Deferred Stock	Treasury	Retained	Shareholders'
	Common Stock	Amount	par value	adjustments	Compensation	Stock	Earnings	Equity

Balance at January 1, 2006	8,172,671	£5,448	£4,583,089	£(116,408)	£(177,025)	£(142,166)	£859,014	£5,011,952
Deferred stock compensation	-	-	188,650	-	(188,650)	-	-	-
Amortization of Deferred stock compensation	-	-	-	-	80,960	-	-	80,960
Warrants granted to consultants for services	-	-	9,136	-	-	-	-	9,136
Stock issued during the period, net of
issuance expenses :
For services	33,635	20	4,936	-	-	-	-	4,956
For cash	663,825	362	885,583	-	-	-	-	885,945
For acquisitions	1,544,761	839	3,064,289	-	-	-	-	3,065,128
For loan repayment	831,931	272	1,424,529	-	-	-	-	1,424,801
Share issuance expenses	-	-	(231,576)	-	-	-	-	(231,576)
Related to registration	-	-	(11,606)	-	-	-	-	(11,606)
Currency translation	-	-	-	(261,814)	-	-	-	(261,814)
Net income	-	-	-	-	-	-	299,884	299,884

Balance at September 30, 2006	11,246,823	£6,941	£9,917,030	£(378,222)	£(284,715)	£(142,166)	£1,158,898	£10,277,766

Balance at January 1, 2006	8,172,671	$10,257	$8,628,398	$(219,157)	$(333,278)	$(267,650)	$1,617,231	$9,435,801
Deferred stock compensation	-	-	355,164	-	(355,164)	-	-
Amortization of Deferred stock compensation	-	-	-	-	152,420	-	-	152,420
Warrants granted to consultants for services	-	-	17,199	-	-	-	-	17,199
Stock issued during the period, net of
issuance expenses:
For services	33,635	38	9,292	-	-	-	-	9,330
For cash	663,825	682	1,667,252	-	-	-	-	1,667,934
For acquisitions	1,544,761	1,580	5,769,014	-	-	-	-	5,770,594
For loan repayment	831,931	511	2,681,995	-	-	-	-	2,682,506
Share issuance expenses	-	-	(436,068)	-	-	-	-	(436,068)
Related to registration	-	-	(21,850)	-	-	-	-	(21,850)
Currency translation	-	-	-	(492,906)	-	-	-	(492,906)
Net income	-	-	-	-	-	-	564,580	564,580

Balance at September 30, 2006	11,246,823	$13,068	$18,670,396	$(712,063)	$(536,022)	$(267,650)	$2,181,811	$19,349,540

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended		Nine Months Ended
	September 30 ,		September 30 ,
	2006	2005	2006
Cash flow from operating activities
Net income	£299,884	£(15,469)	$564,580
Adjustments required to reconcile net income
to net cash provided by (used in)
operating activities:
Depreciation and amortization	366,962	226,271	690,865
Stock, warrants and options issued for professional services	95,052	22,675	178,951
Minority interest	(42,348)	(59,584)	(79,727)
Increase in trade receivables	(548,450)	(362,325)	(1,032,545)
Increase in severence pay	13,875	7,011	26,122
(Increase) decrease in other receivables	213,671	(227,630)	402,270
Loss from a change of holding of affiliated company	29,848	-	56,194
Equity in losses (earnings) of affiliated company	5,942	(43,843)	11,187
Increase (decrease) in trade payables	(340,370)	815,643	(640,801)
Increase (decrease) in other payables	(547,174)	89,826	(1,030,143)
Increase in deferred taxes	-	35,890	-

Net cash provided by (used in) operating activities	(453,108)	488,465	(853,047)

Cash flow from investing activities
Purchase of other assets and long-term receivables	(288,896)	(117,348)	(543,893)
Purchase of equipment	(681,970)	(253,743)	(1,283,918)
Net cash acquired through purchase of WS Telecom	-	(167,614)	-
Acquisition of EBI	(6,980)	-	(13,141)
Acquisition of Canufly	(176,734)	-	(332,730)
Acquisition of I-55 Internet Services	(53,374)	-	(100,485)
Acquisition of I-55 Telecommunication	(15,414)	-	(29,019)
Net cash acquired from the acquisition of Equitalk	82,346		155,030
Net cash acquired from the acquisition of Story Telecom	33,476	-	63,024

Net cash (used in) investing activities	(1,107,546)	(538,705)	(2,085,132)

Cash flow from financing activities
Repayment of long term loans from banks and others	(817,446)	(257,336)	(1,538,973)
Proceeds from issuance of shares
and detachable warrants, net of issuance expenses	642,763	-	1,210,104
Proceeds from long term loans from banks	96,303	-	181,306
Proceeds from issuance of convertable notes	-	1,015,713	-
Increase in capital lease obligation	26,981		50,796
Repayment of capital lease obligation	-	(124,274)	-
Proceeds from short term loans from banks	12,876	217,937	24,241

Net cash provided by (used in) financing activities	(38,523)	852,040	(72,526)

Net increase (decrease) in cash	(1,599,177)	801,800	(3,010,705)

Cash at the beginning of the period	2,494,923	797,097	4,697,090

Cash at the end of the period	£895,746	£1,598,897	$1,686,385

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

Notes to Financial Statements
September 30, 2006
(unaudited)

Note 1 - Organization and Nature of Business

A. Xfone, Inc. ("Xfone") was incorporated in Nevada, U.S.A. in September 2000 and is a provider of voice and data telecommunications services, with operations in the United Kingdom, the United States and Israel.

Xfone's holdings in subsidiaries are as follows:

-	Swiftnet Limited ("Swiftnet") - wholly owned U.K. subsidiary.

-	Equitalk.co.uk Limited ("Equitalk") - wholly owned U.K. subsidiary.

-	Xfone USA, Inc. ("Xfone USA") - wholly owned U.S. subsidiary.

-	Story Telecom, Inc. ("Story Telecom") - majority owned (69.6%) U.S. subsidiary.

-	Xfone 018 Ltd. ("Xfone 018") - majority owned (69%) Israeli subsidiary.

In October 2000, we acquired Swiftnet Limited, a UK company that provides a variety of telecommunications services.

In April 2004, we established an Israel based subsidiary, Xfone Communication Ltd. (which changed its name to Xfone 018 Ltd. in March 2005). On July 4, 2004, the Ministry of Communications of the State of Israel granted Xfone 018 a license to provide international telecom services in Israel. We started providing services in Israel through Xfone 018 as of mid-December 2004. Xfone 018 Ltd. is a telecommunications service provider that owns and operates its own facilities-based telecommunications switching system.

In May 2004, we entered into an agreement to acquire WS Telecom, Inc. a Mississippi corporation, which provided telecommunication services in the southeastern United States. Xfone USA managed WS Telecom, Inc. under a management agreement from July 2004 until the consummation of the acquisition on March 10, 2005.

In August 2005, we entered into agreements to acquire I-55 Telecommunications, LLC and I-55 Internet Services, Inc. (“I-55 Internet”). Xfone USA managed I-55 Telecommunications and I-55 Internet under management agreements from October 2005 until the consummation of the two acquisitions on March 31, 2006 (See note 7).

In May 2006, we increased our ownership interest in Story Telecom from 39.2% to 69.6%. Story Telecom operates as a division of our operations in the United Kingdom (see Note 8).

In May 2006, we and the shareholders of Equitalk, a privately held telephone company based in the United Kingdom, entered into agreement relating to the sale and purchase of Equitalk. The acquisition was completed on July 3, 2006, and on that date Equitalk become our wholly owned subsidiary (see Note 8).

The financial statements consolidate the operations of Xfone, Swiftnet, Xfone 018, Xfone USA, Equitalk and Story Telecom - (collectively the "Company").

B. The financial statements of the Company have been prepared in Sterling ("pounds" or "£") since this is the currency of the prime economic environment, the U.K., in which the majority of the operations of the Company are conducted.

C. The financial statements have been translated into U.S. dollars using the rate of exchange of the U.S. dollar at September 30, 2006. The translation was made solely for the convenience of the readers. It should be noted that the £ figures do not necessarily represent the current cost amounts of the various elements presented and that the translated U.S. dollars figures should not be construed as a representation that the £ currency amounts actually represented, or could be converted into, U.S. dollars. The representative rate of exchange of the £ at September 30, 2006 was £1 = 1.883 US$.

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

The consolidated financial statements included herein have been prepared the Company without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of the management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2006, its results of operations and its cash flows for the three month and nine month periods ended September 30, 2006 and 2005, and its cash flows for the nine month periods ended September 30, 2006 and 2005.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s Annual Report on Form 10-KSB.

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

As of September 30, 2006, the accounts receivable are presented net of an allowance for doubtful accounts of £1,145,556 ($2,156,692).

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

Assets and liabilities of subsidiaries operating outside the United Kingdom with a functional currency other than the pound are translated into pounds using period end exchange rates, costs and expenses are translated at the average exchange rate effective during the period. Foreign currency translation gains and losses are included in the shareholders' equity section.

Note 3 - Investments

The Company had investments in two business ventures as follows: Auracall Limited (“Auracall”) and Story Telecom, Inc., both entities operate in the UK.

On January 1, 2006, Auracall Limited, a U.K. based affiliated company, issued to the Managing Director of Auracall further shares from treasury to the level that Swiftnet was diluted from 47.5% to 32.5% holdings of Auracall. This issuance is in accordance with an agreement completed on August 21, 2003, providing that if certain pre-conditions are met, Auracall will issue to the Managing Director of Auracall, as a bonus, further shares from treasury to the level that he will hold 67.5% of Auracall and Swiftnet will hold 32.5% of Auracall. The dilution from 47.5% to 32.5% holdings of Auracall result is a loss of £29,848 ($56,194) recognized during the first quarter of 2006.

On May 10, 2006, the Company increased its ownership interest in Story Telecom from 39.2% to 69.6%. Story Telecom operates as a division of the Company’s operations in the United Kingdom (see also Note 8). The financial statements consolidate the operations of Story Telecom since May 10, 2006.

On May 25, 2006, the Company and the shareholders of Equitalk, a privately held telephone company based in the United Kingdom entered into agreement relating to the sale and purchase of Equitalk. The acquisition was completed on July 3, 2006, and on that date Equitalk became a wholly owned subsidiary of the Company and operate as a division of the Company’s operations in the United Kingdom (See also Note 8). The financial statements consolidate the operations of Equitalk since July 3, 2006.

Note 4 - Commitments & Contingencies

A.
The Company's wholly-owned UK based subsidiary, Swiftnet Limited was served with a claim on October 11, 2005, that was filed by MCI WorldCom Limited (“MCI”) in an English court for the sum of £1,640,440 ($3,088,391) plus interest accruing at a daily rate of £401 ($755) which at the date of Claim had amounted to £92,317 ($173,802). MCI's claim is for telecommunication services MCI claims it provided to Swiftnet. Swiftnet has been in dispute with MCI regarding amounts due to MCI for telecommunications services provided by MCI to Swiftnet. Swiftnet alleges that the disputed charges were improperly billed by MCI to its account for a long time and therefore MCI should credit Swiftnet for a certain amount of the claim.  Swiftnet has defended the claim by stating that in relation to the invoices that MCI is claiming remain unpaid, £307,094 ($578,154) is not justified according to the rates agreed at various meetings and equates to an over-billing by such amount, although Swiftnet does not have written evidence for many of the agreed rates. Swiftnet has also submitted a counterclaim stating that it is owed a further £671,111 ($1,263,474) in credits in relation to amounts paid on account and wrongly attributed by MCI to over-billed invoices. In addition, MCI continues to send traffic to Swiftnet for termination via our Israeli subsidiary's network. Swiftnet is claiming that the amounts owed by MCI to Swiftnet in this regard should be set off against any amounts being claimed by MCI in the dispute.  There is a further counterclaim for additional accountancy costs and loss of management time incurred by Swiftnet due to the incorrect billing. The Company's financial statements have for some time carried the full amount due to MCI based on the invoices issued by MCI, as well as an appropriate provision for the credit the Company is claiming.

B.
According to an agreement between us, Xfone 018 Ltd. and our 26% minority interest partner in Xfone 018 (the "Minority Partner"), the Minority Partner provided in 2004 a bank guarantee of 10,000,000 New Israeli Shekels ("NIS") (£1,234,689) ($2,324,500) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by the Company in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the agreement, the Company agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge. Further, the Company agreed that if at the end of the first two years of Xfone 018 business activity, its revenues shall be less than $2,000,000 (£1,062,327), or if it shall cease business activity (at any time), the Company shall secure the return of the bank guarantee to the Minority Partner.

C.
Xfone 018 has received credit facilities from Bank Hapoalim B.M. in Israel in order to finance its start-up activities. The credit facilities include a revolving credit line of 500,000 NIS, a short-term credit line of 2,250,000 NIS ($523,013), and long-term credit line of 790,000 NIS ($183,635). In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS ($732,218) to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; (b) a fixed charge on its telecommunication equipment (including switches); (c) subordination of a Term Note of $800,000. This Term Note was executed in July 2004 by Xfone 018 in favor of the Company; (d) assignment of rights by way of pledge on the Partner Communications Company Ltd. contract, the Cellcom Israel Ltd. contract, the Pelephone Communications Ltd. contract, and the credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson, which includes a pledge on 1,000,000 shares of common stock of the Company owned by Mr. Keinan, and an undertaking to provide t Bank Hapoalim with an additional financial guarantee of up to $500,000 under certain circumstances. We agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral; (f) We and Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank. As of September 30, 2006, we have a balance due of $1,179,698 under the credit facility.

D.
On September 27, 2006, a Shareholders Loan Agreement was entered by and among Auracall Limited, an affiliated company, the Managing Director of Auracall who holds 67.5% of Auracall and Swiftnet (See also note 3). As part of this agreement, Swiftnet agreed to provide a loan of £24,000 to Auracall, free of interest, to be repaid within one year. The loan was funded on October 13, 2006.

E.
On May 10, 2006, the Company increased its ownership interest in Story Telecom (See also note 8). According to the Securities Purchase Agreement, the minority interest owner has the option to sell to Xfone, at certain dates, all its shares in Story Telecom for US $450,000 in cash or equivalent in Xfone's common stock (to be decided by Xfone), in case Story Telecom meets certain business and financial covenants.

Note 5 - Capital Structure

During March 2006, the Company issued 30,899 shares in return for services and additional 667,998 shares to MCG Capital Corporation ("MCG"), a major creditor of I-55 Internet Services, Inc., in return for retiring its loan with I-55 Internet Services, Inc. The value of shares issued to MCG was $2,010,006. The value of the shares was based on the closing share price on the date of the transaction.

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

During May 2006, the Company issued to the shareholders of Canufly.net, Inc. 33,768 shares of common stock valued at $90,000 and 24,053 warrants exercisable at $2.98 per share for a period of five years for a value of $15,830, based on the Black Scholes option-pricing model in conjunction with the Asset Purchase Agreement dated January 10, 2006. The value of the shares was based on the closing share price on the date of the transaction.

In conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Internet Services, during May 2006 the Company issued a total of 789,863 shares of our common stock valued at $2,380,178 and 603,939 warrants exercisable into shares of our common stock, with an exercise price of $3.31, for a value of $461,175, based on the Black Scholes option-pricing model. The value of the shares was based on the closing share price on the date of the transaction.

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

On May 10, 2006, we issued in exchange for services 25,000 warrants exercisable at $4.00 per share, 25,000 warrants exercisable at $4.50 per share, 25,000 warrants exercisable at $5.00 per share, and 25,000 warrants exercisable at $5.50 per share to Elite Financial Communications Group, LLC. The term of the warrants shall expire at the later of: (i) 36 months from the day of grant; (ii) 6 months after the underlying shares are effective. On September 19, 2006, and pursuant to the Service Agreement with Elite Financial Communications Group, that was terminated on August 28, 2006, we cancelled 64,360 of the said 100,000 warrants.

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

On July 3, 2006, the Company issued to Preiskel & Co LLP 5,236 restricted shares of our common stock as consideration for legal services in conjunction with the acquisition Equitalk.co.uk Limited, with a value of £7,500 ($13,875). The value of the shares was based on the closing share price on the date of the transaction.

On July 5, 2006, and in conjunction with the acquisition that was completed on July 3, 2006, we issued to the shareholders of Equitalk.co.uk Limited a total of 402,192 restricted shares of our common stock valued at $1,100,000 and a total of 281,872 warrants exercisable at $3.025 per share for a period of five years, for a value of $250,601, based on the Black Scholes option-pricing model. The value of the shares was based on the closing share price on the date of the transaction.

On July 11, 2006, and in conjunction with a March 10, 2005 Employment Agreement between Xfone USA, Inc. and its President and Chief Executive Officer, we issued an “Acquisition Bonus” of 32,390 warrants at an exercise price of $3.285, for a value of $20,729 , based on the Black Scholes option-pricing model. We were advised by AMEX that the approval of the shareholders of the Company is required in order to allow the issuance and listing of the shares underlying said warrants.

On July 11, 2006, and in conjunction with a March 10, 2005 Employment Agreement between Xfone USA, Inc. and its Vice President and Chief Marketing Officer, we issued an “Acquisition Bonus” of 16,195 warrants, at an exercise price of $3.285, for a value of $10,365, based on the Black Scholes option-pricing model. We were advised by AMEX that the approval of the shareholders of the Company is required in order to allow the issuance and listing of the shares underlying said warrants.

In July 2006, and in conjunction with the consummation of the acquisitions of I-55 Internet Services and I-55 Telecommunications, we issued to Oberon Securities, LLC 243,100 warrants at an exercise price of $2.86 and 37,200 warrants at an exercise price of $3.34, for a total value of $339,143, based on the Black Scholes option-pricing model. In addition, in September 2006, and in conjunction with the above mentioned transactions, we issued to Oberon Securities 90,000 restricted shares of common stock, at the value of $225,000.

During July and September 2006, and in conjunction with a June 19, 2006 Securities Purchase Agreement between the Company and certain provident funds of the First International Bank of Israel Ltd, we issued an aggregate of 344,825 restricted shares of its common stock, at a purchase price of $2.90 per share, together with an aggregate of 172,415 warrants to purchase shares of its common stock (the "Warrants"), at an exercise price of $3.40 per share and with a term of five years. The gross cash proceeds received from the Financing were $1,000,000.

On July 11, 2006, and in conjunction with a July 3, 2006 Service Agreement between the Company, Swiftnet Limited and John Mark Burton, the Managing Director of our UK based subsidiaries, Swiftnet Limited and Equitalk.co.uk Limited, the Company’s Board of Directors approved the grant of 300,000 options, under and subject to our 2004 Stock Option Plan, to Mr. Burton. The options are convertible on a one to one basis into restricted shares of our common stock, at an exercise price of $3.50, and have a term of ten years.

Note 6 - Segment Information

Geographical segments
	3 Months Ended		9 Months Ended		3 Months Ended	9 Months Ended
	September 30,		September 30,		September 30,	September 30,
	2006	2005	2006	2005	2006	2006
					US$	US$
Revenues
United Kingdom	£2,372,903	£2,105,968	£6,134,420	£6,304,092	$4,467,370	$11,549,027
United States	2,019,057	862,631	5,950,394	2,625,530	3,801,198	11,202,569
Israel	736,025	450,584	2,069,716	982,893	1,385,684	3,896,571

Total revenues	£5,127,985	£3,419,183	£14,154,530	£9,912,515	$9,654,252	$26,648,167

Direct operating expenses
United Kingdom	£1,463,117	£1,703,988	£4,383,293	£4,734,907	$2,754,552	$8,252,250
United States	1,065,117	393,809	2,953,167	1,281,649	2,005,253	5,559,809
Israel	471,353	228,946	1,347,515	645,716	887,397	2,536,913

Total direct operating	£2,999,587	£2,326,743	£8,683,975	£6,662,272	$5,647,202	$16,348,972

Direct Operating Profit
United Kingdom	£909,786	£401,980	£1,751,127	£1,569,185	$1,712,818	$3,296,777
United States	953,940	468,822	2,997,227	£1,343,881	1,795,945	5,642,759
Israel	264,672	221,638	722,201	£337,177	498,287	1,359,659

	£2,128,398	£1,092,440	£5,470,555	£3,250,243	$4,007,050	$10,299,195

Corporate and common operating
expenses
United Kingdom	££605,155	£149,452	£1,178,172	£1,080,822	$1,139,301	$2,218,097
United States	1,021,003	621,998	3,050,537	1,493,669	1,922,202	5,743,124
Israel	279,569	247,511	815,130	531,109	526,333	1,534,613

	£1,905,727	£1,018,961	£5,043,839	£3,105,600	$3,587,836	$9,495,834

Operating Profit (Loss)
United Kingdom	£304,631	£252,528	£572,955	£488,363	$573,517	$1,078,680
United States	(67,063)	(153,176)	(53,310)	(149,788)	(126,257)	(100,365)
Israel	(14,897)	(25,873)	(92,929)	(193,932)	(28,046)	(174,954)

Operating Profit	£222,671	£73,479	£426,716	£144,643	$419,214	$803,361

			As of		As of
Long-lived assets by geographical areas			September 30, 2006	September 30, 2005	September 30, 2006
					US$

United Kingdom			£2,784,385	£488,891	$5,242,050
United States			7,833,819	3,121,845	14,748,418
Israel			959,403	927,126	1,806,230

			£11,577,607	£4,537,862	$21,796,698

 Note 7 - Management Agreement

A. On August 18, 2005, the Company entered into an Agreement and Plan of Merger to acquire I-55 Internet Services, Inc. (“I-55 Internet”). On September 13, 2005, the Company filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the Merger Agreement. On October 10, 2005, the Company entered into a First Amendment to the Merger Agreement, by and among I-55 Internet, the Company, Xfone USA, Inc., the Company's wholly-owned United States subsidiary and Hunter McAllister and Brian Acosta, the key employees of I-55 Internet referred to as the “Principals” to induce the Company and Xfone USA not to terminate the Merger Agreement due to a material adverse effect that Hurricane Katrina has had on the assets and business of I-55 Internet. On October 11, 2005, the parties entered into a Management Agreement that provided that I-55 Internet hires and appoints Xfone USA as manager to be responsible for the operation and management of all of I-55 Internet's business operations. The acquisition was closed on March 31, 2006.

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

On January 1, 2006, Xfone USA, Inc., the Company's wholly owned subsidiary, entered into an Agreement with EBI Comm, Inc. (“EBI”), a privately held Internet Service Provider, to purchase the assets of EBI. EBI provided a full range of Internet access options for both commercial and residential customers in north Mississippi. The acquisition was structured as an asset purchase, providing for Xfone USA to pay EBI total consideration equal to 50% of the monthly collected revenue from the customer base during the first 12 months following completion of the asset purchase. As of September 30, 2006, the Company paid $85,699 in consideration of this acquisition, recorded as other assets.

Acquired assets include the customer base and customer lists, trademarks and all related intellectual property, fixed assets and all account receivables. The acquisition of EBI is not significant to the consolidated financial statements of the Company.

B.	Canufly.net, Inc.

On January 10, 2006 (effective as of January 1, 2006), Xfone USA, Inc., the Company's wholly owned subsidiary, entered into an Asset Purchase Agreement with Canufly.net, Inc., (“Canufly.net” or "Seller"), an Internet Service Provider based in Vicksburg, Mississippi, and its principal shareholder, Mr. Michael Nassour. Canufly.net provided residential and business customers with high-speed Internet services and utilizes the facilities-based network of Xfone USA, to provide Internet connectivity to its customers. Canufly.net also provides Internet services through wireless applications. The Company closed the transaction contemplated by the Asset Purchase Agreement on January 24, 2006. The acquisition of Canufly.net is not significant to the consolidated financial statement of the Company.

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of January 1, 2006:

		US$
Current Assets, excluding cash acquired	£-	$-
Fixed Assets	18,761	34,689
Total Assets acquired	18,761	34,689

Current Liabilities	-	-
Long-term Liabilities	-	-
Total liabilities	-	-
Net Assets assumed	£18,761	$34,689

Purchase price:
Cash acquired or commitment in cash, net	£252,947	$467,699
Acquisition costs	5,697	10,534
Fair market value of stock and warrant issued	60,752	112,330
Total	319,396	590,563
Intangible Assets	£300,635	$555,874

(*)The Company is still in the process of allocating the Intangible Asset from this acquisition.

C.	I-55 Internet Services, Inc. and I-55 Telecommunications, LLC

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

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of March 31, 2006:

I-55 Internet Services, Inc. (*)
		US$
Current Assets, excluding cash acquired	£516,602	$955,197
Fixed Assets	117,227	216,753
Other Assets	459	849
Total Assets acquired	634,288	1,172,799

Current Liabilities	862,123	1,594,065
Long-term Liabilities	1,083,083	2,002,620
Total liabilities	1,945,206	3,596,685
Net liabilities assumed	£(1,310,918)	$(2,423,886)

Purchase price:
Cash acquired, net	£(6,673)	$($12,338)
Acquisition costs	60,047	111,027
Fair market value of stock and warrant issued	1,631,087	3,015,880
Total	1,684,461	3,114,568
Intangible Assets	£2,995,379	$5,538,456

I-55 Telecommunication, LLC. (*)

		US$
Current Assets, excluding cash acquired	£989,339	1,829,288
Fixed Assets	1,869	3,456
Other Assets	-	-
Total Assets acquired	991,208	1,832,744

Current Liabilities	1,061,757	1,963,189
Long-term Liabilities	417,822	772,553
Total liabilities	1,479,579	2,735,742
Net liabilities assumed	£(488,371)	$(902,998)

Purchase price:
Cash acquired, net	£-	$-
Acquisition costs	15,414	28,500
Fair market value of stock and warrant issued	418,677	774,134
Total	434,091	802,634
Intangible Assets	£922,462	$1,705,632

(*)The Company is still in the process of allocating the Intangible Asset from this acquisition.

D.	Story Telecom, Inc. (*)

On May 10, 2006, a Stock Purchase Agreement was entered by and among the Company, Swiftnet, Story Telecom, Inc., its subsidiaries and its other shareholders (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, the Company increased its ownership interest in Story Telecom from 39.2% to 69.6% in a cash transaction valued at $1,200,000. $900,000 of the total consideration was applied to payables owed by Story Telecom to the Company and its subsidiary Swiftnet for back-end telecommunications services. The balance of $300,000 was paid to Story Telecom, and will be used as working capital. Story Telecom, Inc., a telecommunication service provider, operates in the United Kingdom through its two wholly owned subsidiaries, Story Telecom Limited and Story Telecom (Ireland) Limited. Story Telecom operates as a division of the Company’s operations in the United Kingdom.

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of May 10, 2006:

		In U.S.$
Current Assets, excluding cash acquired	£362,529	$670,316
Fixed Assets	1,123	2,076
Other Assets	-	-
Total Assets acquired	363,652	672,392

Current Liabilities	1,819,279	3,363,847
Long-term Liabilities	-	-
Total liabilities	1,819,279	3,363,847
Net liabilities assumed	£(1,455,627)	$(2,691,455)

Purchase price:
Cash acquired, net	(£33,476)	($61,897)
Acquisition costs	-	-
Fair market value of stock and warrant issued	-	-
Total	(33,476)	(61,897)
Intangible Assets	£1,422,151	$2,629,558

(*)The Company is still in the process of allocating the Intangible Asset from this acquisition.

E.	Equitalk.co.uk Limited (*)

On May 25, 2006, the Company and the shareholders of Equitalk.co.uk Limited, a privately held telephone company based in the United Kingdom ("Equitalk") entered into an Agreement relating to the sale and purchase of Equitalk (the "Agreement"). The Agreement provides that the Company will acquire Equitalk in a restricted common stock and warrant transaction valued at $1,650,000. The acquisition was completed on July 3, 2006, and on that date Equitalk become a wholly owned subsidiary of the Company. In conjunction with the completion of the acquisition and in exchange for all of the capital stock of Equitalk the Company issued a total of 402,192 restricted shares of its common stock and a total of 281,872 warrants at $3.025 per share for a period of five years.

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of July 3, 2006:

		In U.S.$
Current Assets, excluding cash acquired	£146,836	$276,442
Fixed Assets	2,258	4,251
Other Assets	-	-
Total Assets acquired	149,094	280,693

Current Liabilities	237,153	446,478
Long-term Liabilities	75,000	141,200
Total liabilities	312,153	587,678
Net liabilities assumed	(163,059)	(306,985)

Purchase price:
Cash acquired, net	(82,346)	(155,030)
Acquisition costs	7,370	13,875
Fair market value of stock and warrant issued	754,553	1,420,567
Total	679,577	1,279,412
Intangible Assets	£842,636	$1,586,397

(*)The Company is still in the process of allocating the Intangible Asset from this acquisition.

Note 9 - Subsequent Events

A. In August 2006 the Company filed with the Israel Securities Authority ("ISA") and the Tel Aviv Stock Exchange ("TASE") a preliminary draft prospectus for a public offering of convertible debentures to be listed and traded on the TASE. The total amount proposed to be raised in the public offering is approximately $12 million. Up to date, the public offering is still subject to the approval of the ISA and the TASE, as well as the execution of an underwriting agreement and final pricing. On November 9, 2006 the Company was informed that the TASE decided to seek a No-Action Letter from the U.S. Securities and Exchange Commission and that until such No-Action Letter is granted to the TASE the Company’s public offering is delayed. There can be no assurance that the public offering will be consummated.

B. On October 30, 2006, the Company’s Board of Directors approved a grant of 25,000 options to Itzhak Almog, Director and Chairman of the Audit Committee, under and subject to the Company’s 2004 Stock Option Plan. The options were granted according to the following terms: Date of Grant - October 30, 2006; Option exercise price - $3.50; Vesting Date - 12 months from the Date of Grant; Expiration Date - 5 years from the Vesting Date.

C. On November 1, 2006, and pursuant to the Service Agreement dated December 6, 2005, that was terminated on August 28, 2006, we issued 6,994 restricted shares of our common stock to Elite Financial Communications Group, LLC in exchange for services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

OVERVIEW

Xfone, Inc. was incorporated in Nevada, U.S.A. in September 2000. We are a holding company providing international voice, video and data communications services with operations in the United Kingdom, the United States and Israel that offer a wide range of services, which include: local, long distance and international telephony services; prepaid and postpaid calling cards; cellular services; Internet services; messaging services (Email/Fax Broadcast, Email2Fax and Cyber-Number); and reselling opportunities. We serve customers across Europe, Asia, North America, South America, Australia and Africa.

On October 4, 2000, we acquired Swiftnet Limited which had a business plan to provide comprehensive telecommunication services and products by integrating new and old products, services and ideas through one website. Swiftnet was incorporated in 1990 under the laws of the United Kingdom. Until 1999, the main revenues for Swiftnet were derived from messaging and fax broadcast services. During 2000, Swiftnet shifted its business focus and its focus has remained on telephony voice services offering comprehensive support packages to resellers and new services. Utilizing automation and proprietary software packages, Swiftnet's strategy is to grow without the need for heavy investments and with lower expenses for operations and registration of new customers.

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

Acquisitions and Financings

On May 28, 2004, we entered into an agreement and Plan of Merger to acquire WS Telecom, Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., through the merger of WS Telecom into our wholly owned subsidiary Xfone USA, Inc. On July 1, 2004, Xfone USA entered into a management agreement with WS Telecom which provided that Xfone USA provide management services to WS Telecom pending the consummation of the merger. The management agreement provided that all revenues generated from WS Telecom business operations would be assigned and transferred to Xfone USA. The term of the management agreement commenced on July 1, 2004, and continued until the consummation of the merger on March 10, 2005.  Headquartered in Jackson, Mississippi, Xfone USA, Inc. is a telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system. Xfone USA provides residential and business customers with high quality local and long distance services, as well as cable television and high speed Internet services to planned communities in Mississippi. Xfone USA is licensed to provide telecommunications services in Alabama, Florida, Georgia, Louisiana and Mississippi. Xfone USA utilizes integrated multi-media offerings - combining digital voice, data and video services over broadband technologies - all on one single itemized bill.

On August 18, 2005, we entered into an Agreement and Plan of Merger to acquire I-55 Internet Services, Inc., a Louisiana corporation (the “I-55 Internet Merger Agreement”). On September 13, 2005, we filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the I-55 Internet Merger Agreement. On October 10, 2005, we entered into a First Amendment to the Merger Agreement, by and among I-55 Internet Services, us, Xfone USA, Inc., our wholly-owned United States subsidiary and Hunter McAllister and Brian Acosta, key employees of I-55 Internet Services, in order to induce us and Xfone USA not to terminate the I-55 Internet Merger Agreement due to the material adverse effect that Hurricane Katrina has had on the assets and business of I-55 Internet Services. As part of the amendment and since, at that time, the merger of I-55 Internet Services with and into Xfone USA had not been consummated yet, in the interim, the parties agreed and entered into on October 11, 2005 a Management Agreement (the "I-55 Internet Management Agreement") that provided that I-55 Internet Services hired and appointed Xfone USA as manager to be responsible for the operation and management of all of I-55 Internet Services business operations, including among other things personnel, accounting, contracts, policies and budget. In consideration of the management services provided under the I-55 Internet Management Agreement, I-55 Internet Services assigned and transferred to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the I-55 Internet Management Agreement. The term of the I-55 Internet Management Agreement commenced on October 11, 2005 and continued until the consummation of the merger on March 31, 2006.

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

I-55 Internet Services provided Internet access and related services, such as installation of various networking equipment, website design and other Internet access installation services, throughout the Southeastern United States to individuals and businesses located predominantly in rural markets in Louisiana and Mississippi. As a result of the merger with and into Xfone USA, these services are now available in expanded markets throughout Louisiana and Mississippi. The Internet service offerings include dial-up, DSL, high speed dedicated Internet access, web services, email, the World Wide Web, Internet relay chat, file transfer protocol and Usenet news access to both residential and business customers. The I-55 Internet Services offerings provided various prices and packages that allowed I-55 Internet Services subscribers to customize their subscription with services that met customers’ particular requirements. Xfone USA now provides bundled services of voice and data (Internet) to customers throughout its service areas.

On August 26, 2005, we entered into an Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC, a Louisiana corporation (the “I-55 Telecom Merger Agreement”). On September 13, 2005, we filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the I-55 Telecom Merger Agreement. In order to demonstrate their intention to continue on with the transaction contemplated by the I-55 Telecom Merger Agreement, the parties entered into on October 12, 2005 a Management Agreement (the “I-55 Telecom Management Agreement”) that provided that I-55 Telecommunications hired and appointed Xfone USA as manager to be responsible for the operation and management of all of I-55 Telecommunications’ business operations. In consideration of the management services provided under the I-55 Telecom Management Agreement, I-55 Telecommunications assigned and transferred to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the I-55 Telecom Management Agreement. The term of the I-55 Telecom Management Agreement commenced on October 12, 2005 and continued until the consummation of the merger on March 31, 2006.

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

I-55 Telecommunications provided voice, data and related services throughout the Louisiana and Mississippi area to both individuals and businesses. Prior to the merger with and into Xfone USA, I-55 Telecommunications was a licensed facility based CLEC in Louisiana and Mississippi with a next generation class 5 switching solution. I-55 Telecommunications provided a complete packages of local and long distance services to residential and business customers across both states. As a result of the merger, Xfone USA has expanded its On-Net (facilities) service area, through I-55 Telecommunications, into New Orleans, Louisiana and surrounding areas, including Hammond, Louisiana. Xfone USA is expanding its sales offices to include New Orleans, continuing revenue growth and increased market share. Regulations affecting the telecommunications industry began in March 2006; conversions of all circuits affected were completed in April 2006. The competition in secondary markets, such as Jackson, Mississippi, New Orleans and Baton Rouge, Louisiana, as opposed to Tier 1 markets such as Atlanta, Georgia, is also rapidly declining due to the removal of UNE-P and the decline in the competitive local exchange providers that had been dependent on UNE-P as their only source for providing competitive local telephone services in those markets. This provides for a unique opportunity for Xfone USA to gain market share, by utilizing its existing network and to expand it facilities into these areas becoming a primary alternative to the monopoly Incumbent Local Exchange Company.

On September 27, 2005, a Securities Purchase Agreement was entered for a $2,000,000 financial transaction by and among us, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment took the form of a convertible note secured by our United States assets. In conjunction with the financial transaction, we issued to Laurus Master Fund 157,500 warrants which are exercisable at $3.80 per share for a period of five years. The closing of the financing was on September 28, 2005. The conversion of the note will result in dilution in the percentage of common stock owned by the company's existing shareholders, although the conversion price was in excess of the net tangible book value per share and accordingly was not economically dilutive.

On September 28, 2005, a Securities Purchase Agreement was entered for a $2,212,500 financial transaction by and among us, Crestview Capital Master, LLC, Burlingame Equity Investors, LP, Burlingame Equity Investors II, LP, Burlingame Equity Investors (Offshore), Ltd., and Mercantile Discount - Provident Funds. Upon the closing of the financial transaction on October 31, 2005, we issued to the investors an aggregate of 885,000 shares of common stock at a purchase price of $2.50 per share together with, 221,250 warrants exercisable at $3.00 per share and 221,250 warrants exercisable at $3.25 per share. The financial transaction resulted in dilution in the percentage of common stock owned by the Company's existing shareholders, although the price paid was in excess of the net tangible book value per share and accordingly was not economically dilutive.

On November 23, 2005, a Securities Purchase Agreement was entered for a $810,000 financial transaction by and among us, Mercantile Discount-Provident Funds, Hadar Insurance Company Ltd., the Israeli Phoenix Assurance Company Ltd., and Gaon Gemel Ltd. In conjunction with the financial transaction, we issued an aggregate of 324,000 shares of common stock at a purchase price of $2.50 per share together with 81,000 warrants exercisable at $3.00 per share for a period of five years and 81,000 warrants exercisable at $3.25 per share for a period of five years. The financial transaction was closed on April 6, 2006. The net proceeds of the financing are being used for general working capital and/or investment in equipment and/or acquisitions and/or business development. The financial transaction resulted in dilution in the percentage of common stock owned by the Company's existing shareholders, although the price paid was in excess of the net tangible book value per share and accordingly was not economically dilutive.

On January 1, 2006, Xfone USA, Inc., our wholly owned subsidiary, entered into an Agreement with EBI Comm, Inc. (“EBI”), a privately held Internet Service Provider, to purchase the assets of EBI. EBI provided a full range of Internet access options for both commercial and residential customers in north Mississippi. Based in Columbus, Mississippi, EBI’s services included Dial-up, DSL, T1 Dedicated Access and Web Hosting. The customer base, numbering approximately 1,500 Internet users, is largely concentrated in the Golden Triangle area, which includes Columbus, West Point and Starkville, Mississippi. The acquisition was structured as an asset purchase, providing for Xfone USA to pay EBI total consideration equal to 50% of the monthly collected revenue from the customer base during the first 12 months, beginning January 2006. Acquired assets include the customer base and customer lists, trademarks and all related intellectual property, fixed assets and all account receivables. The acquisition was not significant from an accounting perspective.

On January 10, 2006 (effective as of January 1, 2006), Xfone USA, Inc., our wholly owned subsidiary, entered into an Asset Purchase Agreement with Canufly.net, Inc. (“Canufly.net”), an Internet Service Provider based in Vicksburg, Mississippi, and its principal shareholder, Mr. Michael Nassour. Canufly.net provided residential and business customers with high-speed Internet services and utilized the facilities-based network of Xfone USA, as an alternative to BellSouth, to provide Internet connectivity to its customers. Canufly.net also provided Internet services through wireless applications. The transaction was closed on January 24, 2006. We agreed to pay a total purchase price of up to $710,633, payable as follows: (i) $185,000 in cash payable in twelve equal monthly payments, the first installment was paid at closing, and as of September 30, 2006, we paid an amount of approximately $123,000; (ii) $255,633 in cash, paid at closing, to pay off the loan with the B&K Bank; (iii) 33,768 shares of common stock and 24,053 warrants exercisable at $2.98 per share for a period of five years were issued to the shareholders of Canufly.net during May 2006. The acquisition was not significant from an accounting perspective.

On May 10, 2006, we, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited, a company controlled by Mr. Davison, entered into the Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, we increased our ownership interest in Story Telecom from 39.2% to 69.6% in a cash transaction valued at $1,200,000. $900,000 of the total consideration was applied to payables owed by Story Telecom to us and our subsidiary Swiftnet Limited for back-end telecommunications services. The balance of $300,000 was paid to Story Telecom, and is being used as working capital. Story Telecom, Inc., a telecommunication service provider, operates in the United Kingdom through its two wholly owned subsidiaries, Story Telecom Limited and Story Telecom (Ireland) Limited. Story Telecom operates as a division of our operations in the United Kingdom. Founder and CEO of Story Telecom, Nir Davison, remained as Managing Director of the division. The Stock Purchase pursuant to the Stock Purchase Agreement was completed on May 16, 2006. The transaction contemplated by the Stock Purchase Agreement was not significant from an accounting perspective.

On May 25, 2006, we and the shareholders of Equitalk.co.uk Limited, a privately held telephone company based in the United Kingdom ("Equitalk") entered into an Agreement relating to the sale and purchase of Equitalk (the "Equitalk Agreement"). The Equitalk Agreement provides that we will acquire Equitalk in a restricted common stock and warrant transaction valued at $1,650,000. The acquisition was completed on July 3, 2006, and on that date Equitalk became our wholly owned subsidiary. In conjunction with the completion of the acquisition and in exchange for all of the capital stock of Equitalk, we issued a total of 402,192 restricted shares of our common stock and a total of 281,872 warrants exercisable at $3.025 per share for a period of five years. Founded in December 1999, Equitalk, a VC-financed company, was the first fully automated e-telco in the United Kingdom. Equitalk provides both residential and business customers with low-cost IDA and CPS voice services, broadband and teleconferencing.

On June 19, 2006, we entered into a Securities Purchase Agreement to sell to Central Fund for the Payment of Severance Pay of the First International Bank of Israel Ltd.; Meiron Provident Fund for Self Employed Persons of the First International Bank of Israel Ltd.; Atidoth Provident and Compensation Fund of the First International Bank of Israel Ltd.; Tohelet Provident and Compensation Fund of the first International Bank of Israel Ltd.; Mishtalem Funds for Continuing Education of the First International Bank of Israel Ltd.; Keren Hashefa Provident and Compensation Fund of the First International Bank of Israel Ltd.; Hamelacha Provident and Compensation Fund of the First International Bank of Israel Ltd.; Teuza Provident and Compensation Fund of the First International Bank of Israel Ltd.; Kidma Provident Funds Management Company Ltd. for Menifa Provident Fund for Bank of Israel Employees; and Security Pension Fund for Artisans Industrialists and Self Employed Persons Ltd. an aggregate of 344,825 restricted shares of common stock, at a purchase price of $2.90 per share, together with an aggregate of 172,415 warrants to purchase shares of common stock, at an exercise price of $3.40 per share and with a term of five years. The financial transaction was closed on September 28, 2006. The net proceeds of the financial transaction are expected to be used for general working capital and/or investment in equipment and/or acquisition and/or business development. The financial transaction resulted in dilution in the percentage of common stock owned by the Company's existing shareholders, although the price paid was in excess of the net tangible book value per share and accordingly was not economically dilutive.

Financial Information - Percentage of Revenues

	Nine months ended September 30:
	2006	2005
Revenues	100%	100%
Cost of Revenues	-61%	-67%
Gross Profit	39%	33%
Operating Expenses:
Research and Development	0%	0%
Marketing and Selling	-10%	-10%
General and Administrative	-26%	-21%
Total Operating Expenses	-36%	-31%
Income before Taxes	2%	0%
Net Income	2%	0%

RESULTS OF OPERATIONS

COMPARISON OF THE PERIOD ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

Revenues.  Revenues increased 43% to £14,154,530 ($26,648,167) for the nine months ended September 30, 2006 compared to £9,912,515 ($17,431,158) for the nine months ended September 30, 2005. Revenues were geographically generated as follows: United Kingdom subsidiaries contributed £6,134,420 ($11,549,027); United States subsidiary contributed £5,950,394 ($11,202,569); and Israeli subsidiary contributed £2,069,716 ($3,896,572). The increase in revenues is primarily attributable to our United States subsidiary, Xfone USA, Inc. which revenues for the nine months ended September 30, 2006 increased 127% to £5,950,394 ($11,202,569) from £2,625,530 ($4,616,995) for the nine months ended September 30, 2005. This increase is mainly due to the acquisitions of I-55 Internet Services, Inc. and I-55 Telecommunications, LLC.

Revenues in the United Kingdom decreased 3% to £6,134,420 ($11,549,027) for the nine months ended September 30, 2006 compared to £6,304,092 ($11,085,747) for the nine months ended September 30, 2005. This decrease is mainly due to lower sales of Story Telecom in the nine months ended September 30, 2006, offset by the acquisition of Equitalk.co.uk Limited that was consummated on July 3, 2006 and generated £237,298 ($446,751) during the third quarter of 2006.

Revenues in the United States increased 127% to £5,950,394 ($11,202,569) for the nine months ended September 30, 2006 compared to £2,625,530 ($4,616,995) for the nine months ended September 30, 2005. This increase is mainly due to the acquisitions of I-55 Internet Services and I-55 Telecommunications.

Revenues in Israel increased 111% to £2,069,716 ($3,896,572) for the nine months ended September 30, 2006 compared to £982,893 ($1,728,417) for the nine months ended September 30, 2005. This is mainly due to the growth of our share in the Israeli market.

Our primary geographic markets are the United Kingdom, the United States and Israel.  However, we serve customers across Europe, Asia, North America, South America, Australia and Africa.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues increased 30% to £8,683,975 ($16,348,972) for the nine months ended September 30, 2006, from £6,662,272 ($11,715,605) for the nine months ended September 30, 2005, representing 61% and 67% of the total revenues for the nine months ended September 30, 2006 and September 30, 2005 respectively. This decrease in the percentage of revenues is due to a decrease in revenues derived from our affiliated entity, Story Telecom, primarily related to calling cards services which generate a higher cost of revenues, due to the increase in credit provision in relation to amounts paid on account and wrongly attributed to over-billed invoices and due to the increase in our revenues in the USA that generate lower cost of revenues.

Research and Development. Research and development expenses were £16,875 ($31,770) and £15,625 ($27,477) for the nine months ended September 30, 2006 and 2005, respectively. Research and development expenses consist of labor costs of our research and development manager and other related costs.

Marketing and Selling Expenses. Marketing and selling expenses increased 43% to £1,413,778 ($2,661,663) for the nine months ended September 30, 2006 from £991,802 ($1,744,084) for the nine months ended September 30, 2005. Marketing and selling expenses as a percentage of revenues were 10% for the nine months ended September 30, 2006 and 2005. This increase in marketing and selling expenses is mainly a result of our marketing efforts in the Israeli market and marketing and selling expenses related to the operations of I-55 Internet Services and I-55 Telecommunications which were merged with and into Xfone USA. Marketing expenses consist of salaries of related personnel, commissions related activities and advertising.

General and Administrative Expenses. General and administrative expenses increased 72% to £3,613,186 ($6,802,401) for the nine months ended September 30, 2006 from £2,098,173 ($3,689,637) for the nine months ended September 30, 2005. As a percentage of revenues, general and administrative increased to 26% for the nine months ended September 30, 2006, as compared to 21% for the nine months ended September 30, 2005. The increase in our general and administrative expenses is mainly attributable to expenses incurred in the U.S., mainly attributable to the acquisitions of I-55 Internet Services and I-55 Telecommunications that increased significantly our overhead in Xfone USA.

Financing Expenses. Financing expenses, net, increased to £179,918 ($338,724) for the nine months ended September 30, 2006 from £68,203 ($119,935) for the nine months ended September 30, 2005. The increase in our financing expenses is mainly due to interest expenses related to a secured convertible term note issued by the Company in September 2005.

Equity Loss of Affiliated Company. Equity loss from Auracall Limited amounted to £5,942 ($11,187) reflecting our 32.5% interest in our U.K. based affiliated company Auracall Limited.

Loss from a change of holding of affiliated company. On January 1, 2006 Auracall Limited, an affiliated company, issued to the Managing Director of Auracall further shares from treasury to the level that Swiftnet Limited was diluted from 47.5% to 32.5% of the holdings of Auracall. The dilution from 47.5% to 32.5% of the holdings of Auracall result is a loss of £29,848 ($56,194) recognized during the first quarter of this year.

Income before Taxes. Income before taxes for the nine months ended September 30, 2006 amounted to £287,542 ($541,344) or 2% of the revenues, as compared with £16,265 ($28,602) or 0.2% of the revenues, for the nine months ended September 30, 2005. The increase of our income before taxes is attributable primarily to higher growth in revenues than operating expenses in the nine months ended September 30, 2006 compared to the same period last year.

Tax Benefit (Taxes on Income) Tax benefit for the nine months ended September 30, 2006 amounted to £12,342 ($23,236) or 4% of the income before taxes as compared with taxes on income in the amount of £31,734 ($55,804) for the same period in the year 2005. United Kingdom companies are usually subject to income tax at the corporate rate of 20%-30%. The decrease in taxes on income is due to tax losses of our Israeli subsidiary, of which the Company recorded only partial future tax benefit.

Net Income. Net income for the nine months ended September 30, 2006 was £299,884 ($564,580) as compared to a loss of £15,469 ($27,202) for the same period in the year 2005. The increase of our net income is attributable primarily to higher growth in revenues than operating expenses in the nine months ended June 30, 2006 compared to the same period last year and a one-time loss of £181,055 resulting from damages caused by Hurricane Katrina to the Company's equipment and operations during the third quarter of 2005.

Earning Per Share. The earning per share of common stock for the nine months ended September 30, 2006 was £0.03 ($0.06) for basic 9,615,690 weighted average shares and £0.03 ($0.06) for diluted 10,075,460 shares. The earning per share of common stock for the nine months ended September 30, 2005 was -£0.002 (-$0.004) for basic and diluted 6,720,971 weighted average shares.

	9 Months Ended September 30, 2006,
	Weighted Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amounts
Net Income	£299,884
Basic EPS:
Income available to common stockholders	£299,884	9,615,690	£0.03
Effect of dilutive securities:
Options, warrants and convertible note		459,770
Diluted EPS:
Income available to common stockholders	£299,884	10,075,460	£0.03

COMPARAISON OF THE BALANCE SHEET OF THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND THE YEAR ENDED DECEMBER 31, 2005

Current Assets. . Current assets amounted to £5,507,295 ($10,368,364) as of September 30, 2006 as compared with £6,895,592 ($11,894,897) as of December 31, 2005. This decrease in our current assets is mainly attributable to a decrease of £1,599,177 ($3,010,705) in our cash positions mainly due to investing activities in our U.S. and Israeli subsidiaries.

Loan to Shareholder. Short term loan to the shareholder, Mr. Abraham Keinan, our Chairman of the Board of Directors, amounted to £123,965 ($233,384) as of September 30, 2006 and December 31, 2005. The total amount of £123,965 ($233,384) is classified as current assets as Mr. Keinan agreed with the Company to repay this amount during 2006.

Fixed Assets. Fixed assets after accumulated depreciation increased to £2,419,085 ($4,554,315) as of September 30, 2006, as compared with £2,051,315 ($3,538,518) as of December 31, 2005. The growth in fixed assets is mainly attributable to the acquisitions of I-55 Internet Services and I-55 Telecommunications in our September 30, 2006, balance sheet, as well as investment in fixed assets of our Israeli subsidiary in the process of expanding its operations.

Current Liabilities. As of September 30, 2006, current liabilities increased to £5,966,613 ($11,233,103) as compared with £5,423,951 ($9,356,315) as of December 31, 2005. This increase in our current liabilities is mainly attributable to the consolidation of our new acquired companies in the U.S. and the U.K.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of September 30, 2006, amounted to £895,746 ($1,686,385) as compared with £2,494,923 ($4,697,090) as of December 31, 2005, a decrease of £1,599,177 ($3,010,705). Net cash used in operating activities for the nine months ended September 30, 2006, was £453,108 ($853,047). Investing activities in our U.S. acquisitions and purchase of other assets and equipment used was £1,107,546 ($2,085,132). Net cash used in financing activities for the nine months ended September 30, 2006, was £38,523 ($72,526), mainly attributable to repayments of long term loans from banks and others, partially offset by proceeds from issuance of shares.

Our capital investments are primarily for the purchase of equipment and software for services that we provide or intend to provide.

Capital lease obligations: We are the lessee of switching and other telecom equipment under capital leases expiring in various dates through the year 2007; during 2006 we repaid £52,665 ($99,150) of our capital lease obligations.

The minimum future lease payments are:

Date	U.K. Pound	U.S. Dollar
2006	£66,574	$125,336
2007	£60,839	$114,539

In 2006 and 2007, we may procure and or develop additional equipment and software to enhance our capacity in the United Kingdom, United States and Israel for the amount of approximately £796,745 ($1,500,000). In case that we manage to establish or acquire operations in a new country, we anticipate that an investment of approximately £531,163 ($1,000,000) in equipment, infrastructure and software would be required to become operational in each new country.

We shall continue to finance our operations and fund the current commitments for capital expenditures mainly from the cash provided from operating activities and from private and/or public placements.

On April 18, 2002, Swiftnet Limited received a First Party Charge over credit balances by way of security in the sum of £50,000 plus interest and charges held to the credit of the account due or to become due from Swiftnet to Bank Leumi (UK) plc on any account whatsoever.

On February 5, 2005, our U.K. based subsidiary, Swiftnet Limited, has received credit facilities from Barclays Asset Financing in the form of a Confidential Invoice Discounting Agreement whereby Barclays would purchase Trade Debtors from Swiftnet in advance of customer payments up to a maximum of £750,000. As part of the Agreement a Debenture charge was raised on all the assets of Swiftnet. This Agreement was subsequently terminated and this Debenture charge may now be cancelled.

As of April 10, 2003, Equitalk.co.uk Limited, our U.K. based subsidiary since July 2006, has received loan facilities from Barclays Bank plc in the form of a Government Small Firms Loan Guarantee Scheme Loan Agreement whereby Barclays would lend Equitalk £150,000. The loan plus interest is repaid monthly and payments are up to date. . As part of the agreement a Debenture charge was raised on all the assets of Equitalk. The balance as of September 30, 2006 due is £66,666 ($125,509).

Our U.S. subsidiary, Xfone USA, Inc. has certain loan facilities with certain liens on our fixed assets in the form of installment loan agreements. The total aggregate amount of these loans as of September 30, 2006 is $282,446.

Upon the assignment of the Interconnection Agreement between WS Telecom, Inc. and BellSouth Telecommunications, Inc. to Xfone USA, Inc., and consummation of the merger on March 10, 2005, we, the ultimate parent company and our subsidiaries Swiftnet Limited and Xfone 018 Ltd., individually and/or jointly, agreed to guarantee all undisputed debts owing to BellSouth Telecommunications by Xfone USA in accordance with the assigned Interconnection Agreement. The guarantee was given on December 16, 2004, and became effective upon the consummation of the merger on March 10, 2005.

Xfone 018 has received credit facilities from Bank Hapoalim B.M. in Israel in order to finance its start-up activities. The credit facilities include a revolving credit line of 500,000 NIS, a short-term credit line of 2,250,000 NIS, and long-term credit line of 790,000 NIS. In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; (b) a fixed charge on its telecommunication equipment (including switches); (c) subordination of a Term Note of $800,000. This Term Note was executed in July 2004 by Xfone 018 in favor of the Company; (d) assignment of rights by way of pledge on the Partner Communications Company Ltd. contract, the Cellcom Israel Ltd. contract, the Pelephone Communications Ltd. contract, and the credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson, which includes a pledge on 1,000,000 shares of common stock of the Company owned by Mr. Keinan, and an undertaking to provide t Bank Hapoalim with an additional financial guarantee of up to $500,000 under certain circumstances. We agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral; (f) We and Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank. As of September 30, 2006, we have a balance due of $1,179,698 under the credit facility.

According to an agreement between us, Xfone 018 Ltd. and our 26% minority interest partner in Xfone 018 (the "Minority Partner"), the Minority Partner provided in 2004 a bank guarantee of 10,000,000 New Israeli Shekels ("NIS") (£1,234,689) ($2,324,500) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by the Company in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the agreement, the Company agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge. Further, the Company agreed that if at the end of the first two years of Xfone 018 business activity, its revenues shall be less than $2,000,000 (£1,062,327), or if it shall cease business activity (at any time), the Company shall secure the return of the bank guarantee to the Minority Partner.

According to above-mentioned agreement with the Minority Partner, the Minority Partner provided in the fourth quarter of year 2004, a shareholder loan of approximately $400,000 (£212,465) to Xfone 018 (the "Minority Partner Loan"). The Minority Partner Loan is for four years with annual interest of 4% and linkage to the Israeli consumer price index. As of September 30, 2006, the Company provided to Xfone 018 a shareholder loan in an aggregate amount of $800,000 (£424,931).

As of September 30, 2006, our Israeli subsidiary activities were financed by the shareholders loans and by using £626,612 ($1,179,698) of the credit facility from Bank Hapoalim.

On September 27, 2005, a Securities Purchase Agreement was entered for a $2,000,000 financial transaction by and among the Company, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment, which took the form of a convertible note secured by the Company’s United States assets, has a 3 year term and bears interest at a rate equal to prime plus 1.5% per annum. The note is convertible, under certain conditions, into shares of the Company’s common stock at an initial conversion price equal to $3.48 per share. In conjunction with the financial transaction, we issued to Laurus Master Fund 157,500 warrants which are exercisable at $3.80 per share for a period of five years. The closing of the financing was on September 28, 2005. Net proceeds from the financing are mainly being used for procurement of capital equipment and general working capital purposes for the Company and Xfone USA, eXpeTel Communications and Gulf Coast Utilities, Inc. The conversion of the note will result in dilution in the percentage of common stock owned by the Company’s existing shareholders, although the conversion price was in excess of the net tangible book value per share and accordingly was not economically dilutive. The potential or actual resale of the shares underlying the note could have adverse effect on the price of our common stock. The balance as of September 30, 2006 due to Laurus Master Fund is £816,327 ($1,600,000).

On September 28, 2005, a Securities Purchase Agreement was entered for a $2,212,500 financial transaction by and among the Company, Crestview Capital Master, LLC, Burlingame Equity Investors, LP, Burlingame Equity Investors II, LP, Burlingame Equity Investors (Offshore), Ltd., and Mercantile Discount - Provident Funds. Upon the closing of the financial transaction on October 31, 2005, the Company issued to the investors an aggregate of 885,000 shares of common stock at a purchase price of $2.50 per share together with 221,250 warrants at $3.00 per share for a period of five years and 221,250 warrants at $3.25 per share for a period of five years. The net proceeds of the financing are being used for general working capital and/or investment in equipment and/or acquisitions and/or business development. The financial transaction resulted in dilution in the percentage of common stock owned by the Company’s existing shareholders, although the price paid was in excess of the net tangible book value per share accordingly was not economically dilutive. The potential or actual resale of the shares could have adverse effect on the price of our common stock.

On November 23, 2005, a Securities Purchase Agreement was entered for a $810,000 financial transaction by and among the Company, Mercantile Discount-Provident Funds, Hadar Insurance Company Ltd., the Israeli Phoenix Assurance Company Ltd., and Gaon Gemel Ltd. In conjunction with the financial transaction, the Company issued an aggregate of 324,000 shares of common stock at a purchase price of $2.50 per share together with 81,000 warrants at $3.00 per share for a period of five years and 81,000 warrants at $3.25 per share for a period of five years. The financial transaction was closed on April 6, 2006. The net proceeds of the financing are being used for general working capital and/or investment in equipment and/or acquisitions and/or business development. The financial transaction resulted in dilution in the percentage of common stock owned by the Company's existing shareholders, although the price paid was in excess of the net tangible book value per share and accordingly was not economically dilutive. The potential or actual resale of the shares could have adverse effect on the price of our common stock.

On January 1, 2006, Xfone USA, Inc., our wholly owned subsidiary, entered into an Agreement with EBI Comm, Inc. (“EBI”), a privately held Internet Service Provider, to purchase the assets of EBI. EBI provided a full range of Internet access options for both commercial and residential customers in north Mississippi. Based in Columbus, Mississippi, EBI’s services included Dial-up, DSL, T1 Dedicated Access and Web Hosting. The customer base, numbering approximately 1,500 Internet users, is largely concentrated in the Golden Triangle area, which includes Columbus, West Point and Starkville, Mississippi. The acquisition was structured as an asset purchase, providing for Xfone USA to pay EBI total consideration equal to 50% of the monthly collected revenue from the customer base during the first 12 months, beginning January 2006. Acquired assets include the customer base and customer lists, trademarks and all related intellectual property, fixed assets and all account receivables. The acquisition was not significant from an accounting perspective.

On January 10, 2006 (effective as of January 1, 2006), Xfone USA, Inc., our wholly owned subsidiary, entered into an Asset Purchase Agreement with Canufly.net, Inc. (“Canufly.net”), an Internet Service Provider based in Vicksburg, Mississippi, and its principal shareholder, Mr. Michael Nassour. Canufly.net provided residential and business customers with high-speed Internet services and utilized the facilities-based network of Xfone USA, as an alternative to BellSouth, to provide Internet connectivity to its customers. Canufly.net also provided Internet services through wireless applications. The transaction was closed on January 24, 2006. We agreed to pay a total purchase price of up to $710,633, payable as follows: (i) $185,000 in cash payable in twelve equal monthly payments, the first installment was paid at closing, and as of September 30, 2006, we paid an amount of approximately $123,000; (ii) $255,633 in cash, paid at closing, to pay off the loan with the B&K Bank; (iii) 33,768 shares of common stock and 24,053 warrants exercisable at $2.98 per share for a period of five years were issued to the shareholders of Canufly.net during May 2006. The acquisition was not significant from an accounting perspective.

On May 10, 2006, the Company, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited, a company controlled by Mr. Davison, entered into a Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, the Company increased its ownership interest in Story Telecom from 39.2% to 69.6% in a cash transaction valued at $1,200,000. $900,000 of the total consideration was applied to payables owed by Story Telecom to the Company and its subsidiary Swiftnet Limited for back-end telecommunications services. The balance of $300,000 was paid to Story Telecom, and will be used as working capital. Story Telecom, Inc., a telecommunication service provider, operates in the United Kingdom through its two wholly owned subsidiaries, Story Telecom Limited and Story Telecom (Ireland) Limited. Story Telecom operates as a division of the Company’s operations in the United Kingdom. Founder and CEO of Story Telecom, Nir Davison, remained as Managing Director of the division. The Stock Purchase pursuant to the Stock Purchase Agreement was completed on May 16, 2006. The transaction contemplated by the Stock Purchase Agreement was not significant from an accounting perspective.

Pursuant to the above-mentioned Stock Purchase Agreement, at certain dates and provided Story Telecom meets certain business and financial covenants, Nir Davison and Trecastle Holdings Limited shall have the option to sell to the Company all of their shares in Story Telecom for U.S. $450,000 in cash, or equivalent in the Company's common stock (to be decided by the Company). In addition, at certain dates and provided Story Telecom meets certain business and financial covenants, the Company shall have the option to buy from Nir Davison and Trecastle Holdings Limited all of their shares in Story Telecom for U.S. $900,000 in cash, or equivalent in the Company's common stock (to be decided by the Company). The Stock Purchase Agreement further provides that upon request from Story Telecom, and provided certain conditions are met, the Company shall provide all consents necessary to make Story Telecom a publicly traded company through a distribution of its shares as a dividend to the shareholders of the Company, or a similar transaction. If the Company will fail to provide all necessary consents it shall have to buy from Nir Davison and Trecastle Holdings Limited all their shares of Story Telecom for $1,000,000, paid 70% in the Company’s shares, valued at market price on an average of 30 trading days, and 30% in cash.

On May 25, 2006, the Company and the shareholders of Equitalk.co.uk Limited, a privately held telephone company based in the United Kingdom ("Equitalk") entered into an Agreement relating to the sale and purchase of Equitalk (the "Equitalk Agreement"). The Equitalk Agreement provides that we will acquire Equitalk in a restricted common stock and warrant transaction valued at $1,650,000. The acquisition was completed on July 3, 2006, and on that date Equitalk become our wholly owned subsidiary. In conjunction with the completion of the acquisition and in exchange for all of the capital stock of Equitalk, the Company issued a total of 402,192 restricted shares of our common stock and a total of 281,872 warrants exercisable at $3.025 per share for a period of five years. Founded in December 1999, Equitalk, a VC-financed company, was the first fully automated e-telco in the United Kingdom. Equitalk provides both residential and business customers with low-cost IDA and CPS voice services, broadband and teleconferencing.

On June 19, 2006, the Company entered into a Securities Purchase Agreement to sell to Central Fund for the Payment of Severance Pay of the First International Bank of Israel Ltd; Meiron Provident Fund for Self Employed Persons of the First International Bank of Israel Ltd; Atidoth Provident and Compensation Fund of the First International Bank of Israel Ltd; Tohelet Provident and Compensation Fund of the first International Bank of Israel Ltd.; Mishtalem Funds for Continuing Education of the First International Bank of Israel Ltd; Keren Hashefa Provident and Compensation Fund of the First International Bank of Israel Ltd; Hamelacha Provident and Compensation Fund of the First International Bank of Israel Ltd; Teuza Provident and Compensation Fund of the First International Bank of Israel Ltd; Kidma Provident Funds Management Company Ltd, for Menifa Provident Fund for Bank of Israel Employees; and Security Pension Fund for Artisans Industrialists and Self Employed Persons Ltd. an aggregate of 344,825 restricted shares of its common stock, at a purchase price of $2.90 per share, together with an aggregate of 172,415 warrants to purchase shares of its common stock, at an exercise price of $3.40 per share and with a term of five years. The financial transaction was closed on September 28, 2006. The net proceeds of the financial transaction are expected to be used for general working capital and/or investment in equipment and/or acquisition and/or business development. The financial transaction resulted in dilution in the percentage of common stock owned by the Company's existing shareholders, although the price paid was in excess of the net tangible book value per share and accordingly was not economically dilutive. The potential or actual resale of the shares could have adverse effect on the price of our common stock.

As a result of the September 27, 2005, September 28, 2005, November 23, 2005, and June 19, 2006 financial transactions described above (the "Financial Transactions"), the Company increased the amount of the shares outstanding resulting in a dilution in the percentage of common stock owned by the Company’s existing stockholders, although the price paid was in excess of the net tangible book value per share and accordingly was not economically dilutive. In addition, as a result of the issuance and registration of shares pursuant to the Financial Transactions, a substantial number of our shares of common stock become available for immediate resale, which could have an adverse effect on the price of our common stock. In the event that the sale of such shares results in a decline in our stock price it may cause other shareholders to sell their shares or even engage in short sales of the Company's common stock which could cause the price to further decline. Any such decreases in the price of our common stock may cause stockholders to lose some or all of their investment. To the extent any of the investors in the Financial Transactions exercise any of their warrants, and then resell the shares of common stock issued to them upon such exercise, the price of our common stock may decrease even further due to the additional shares of common stock in the market. The exercise of the warrants and the conversion of the secured convertible note into common stock will substantially dilute the percentage of common stock owned by existing stockholders and will likely have a negative affect on the market price of our common stock. We lack control over the timing of any exercise or the number of shares offered or sold.

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

On September 27, 2006, a Shareholders Loan Agreement was entered by and between Auracall Limited, an affiliated company, Swiftnet Limited, a wholly owned U.K. subsidiary and the Managing Director of Auracall who holds 67.5% of Auracall. As part of this agreement, Swiftnet agreed to provide a loan of £24,000 to Auracall, free of interest, to be repaid within one year. The loan was funded on October 13, 2006.

On August 24, 2006, the Company announced by Press Release that it has filed with the Israel Securities Authority (“ISA”) and the Tel Aviv Stock Exchange (“TASE”) a preliminary draft prospectus for a public offering of convertible debentures to be listed and traded on the TASE. The total amount proposed to be raised in the public offering is approximately $12 million. The public offering is subject to the approval of the ISA and the TASE, as well as the execution of an underwriting agreement and final pricing. On November 9, 2006 the Company was informed that the TASE decided to seek a No-Action Letter from the U.S. Securities and Exchange Commission and that until such No-Action Letter is granted to the TASE the Company’s public offering is delayed. There can be no assurance that the public offering will be consummated

We will consider raising additional capital through private and/or public placements to fund possible acquisitions and business development activities and for working capital.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

As of September 30, 2006, our main functional currency remains the UKP as a significant portion of our revenues derived from our United Kingdom based subsidiary Swiftnet. Following the acquisition of our United States subsidiary in March 10, 2005, a large potion of our business is in U.S. Dollars. In addition, we started to do business in Israel with the Israeli currency (NIS) as of mid December 2004. 15% of our revenues were derived from our Israeli subsidiary. Approximately 40% of the direct traffic costs in Israel are in UKP and the rest in NIS. We believe that the U.S. and Israeli portions of our revenues will increase during 2006 and 2007. Most of our revenues, current assets and long-term loans to a shareholder are in UKP and U.S. Dollars.

Our costs of revenues are mainly in UKP and U.S. Dollars.

Most of our liabilities, operating and financing expenses are in UKP and U.S. Dollars. The remainder of the assets, liabilities, revenues and expenditures are in NIS. We anticipate that by the end of 2006, the portion of U.S. Dollars will be greater and will probably turn to our main functional currency although the portion of UKP will stay significant.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date, that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II. OTHER INFORMATION

ITEM I. LEGAL PROCEEDINGS

I. MG Telecom Ltd.

In August 2002, Swiftnet Limited, the Company’s wholly-owned U.K. based subsidiary, filed a summary procedure lawsuit in the Magistrate Court of Tel - Aviv, Israel against MG Telecom Ltd. and its Chief Executive Officer, Mr. Avner Shur. In this lawsuit, we allege an unpaid debt due to us in the amount of $50,000 from MG Telecom for services rendered by us to MG Telecom. The debt arose from an agreement between us and MG Telecom, a provider of calling card services, in which traffic originating from MG Telecom calling cards was delivered through our system in London, England. Mr. Shur signed a personal guarantee agreement to secure MG Telecom’s obligations under the agreement. On August 16, 2005, the court rendered a judgment in this matter, rejecting our claims. On October 16, 2005, Swiftnet filed an appeal with the District Court of Tel - Aviv. A hearing is scheduled for December 28, 2006. Swiftnet believes that it has a meritous ground supporting its claim.

II. Ryfcom Ltd.

In July 2001, Swiftnet limited, the Company’s wholly-owned U.K. based subsidiary filed a lawsuit in the Magistrate Court of Petach - Tikva, Israel against Ryfcom, Ltd., a former provider of calling card services, and its Chief Executive Officer, Mr. Paltiel Porat. In this lawsuit, Swiftnet alleges an unpaid debt in the amount of $107,528 from Ryfcom for services rendered by it. The debt arose from an agreement between Swiftnet and Ryfcom, in which traffic originating from Ryfcom calling cards was delivered through our system in London. Mr. Porat signed a personal guarantee agreement to secure all of Ryfcom’s obligations under Swiftnet's agreement with Ryfcom. Before the judgment, Mr. Porat repaid the amount of approximately $15,000. On January 6, 2003, the Magistrate Court of Petach - Tikva, rendered a judgment in favor of Swiftnet. According to the judgment Mr. Porat has to repay the remainder of the money, approximately $92,000, plus the court fee that was paid by Swiftnet of approximately $1,500, plus expenses in the amount of $9,300. All amounts are linked, until fully paid, to the Israeli Consumer Price Index. Mr. Porat failed to comply with the January 6, 2003 judgment and as a result thereof, Swiftnet filed on May 17, 2004 with the court a request to send Mr. Porat a warning that his failure to satisfy the January 6, 2003 judgment will result in Mr. Porat being declared insolvent. On June 6, 2004, Mr. Porat filed with the court an objection to Swiftnet’s request. On January 26, 2006, the court rejected Mr. Porat’s objection. Since Mr. Porat failed to settle his debt within 7 days from the date he received the court's decision, on May 7, 2006 Swiftnet request the court to declare that Mr. Porat is insolvent. A hearing was held on June 27, 2006. On September 28, 2006, the parties reached a settlement agreement which provides that Mr. Porat will pay Swiftnet 210,000 NIS ($48,815). The settlement amount was paid to Swiftnet on October 5, 2006.

III. MCI WorldCom Limited

Swiftnet Limited , the Company’s wholly-owned U.K. based subsidiary, was served with a claim on October 11, 2005 that was filed by MCI WorldCom Limited (“MCI”) in an English court for the sum of £1,640,439.71 ($3,088,391) plus interest accruing at a daily rate of £400.80 ($755) which at the date of claim had amounted to £92,317.03 ($173,802). MCI’s claim is for telecommunication services MCI claims it provided to Swiftnet. Swiftnet has been in dispute with MCI regarding amounts due to MCI for telecommunications services provided by MCI to Swiftnet. Swiftnet alleges that the disputed charges were improperly billed by MCI to its account for a long time and therefore MCI should credit Swiftnet for a certain amount of the claim.  Swiftnet has defended the claim by stating that in relation to the invoices that MCI is claiming remain unpaid, £307,094 ($578,154) is not justified according to the rates agreed at various meetings and equates to an over-billing by such amount, although Swiftnet does not have written evidence for many of the agreed rates. Swiftnet has also submitted a counterclaim stating that it is owed a further £671,111 ($1,263,474) in credits in relation to amounts paid on account and wrongly attributed by MCI to over-billed invoices. In addition, MCI continues to send traffic to Swiftnet for termination via Xfone 018's network. Swiftnet is claiming that the amounts owed by MCI to Swiftnet in this regard should be set off against any amounts being claimed by MCI in the dispute.  There is a further counterclaim for additional accounting costs and loss of management time incurred by Swiftnet due to the incorrect billing. Our financial statements have for some time carried the full amount due to MCI based on the invoices issued by MCI, as well as an appropriate provision for the credit the Company is claiming.

IV. Famous Telecommunications

In August 2006, Story Telecom Limited, the Company's majority-owned U.K. based subsidiary, filed a lawsuit in the Barnet County Court, London, United Kingdom, against “Famous Telecommunications”, a reseller of calling cards, and its owner, Mr. Tanvir Babar. In this lawsuit, Story Telecom alleged an unpaid debt in the amount of £52,000 from Famous Telecommunications and/or Mr. Baber for services rendered by it. The debt arose from an agreement between Story Telecom and famous Telecommunications and/or Mr. Baber, in which Story Telecom supplied Famous Telecommunications and/or Mr. Baber with calling cards which they in turn distributed in the market. In September 2006, the court rendered a Judgment in Default in favor of Story Telecom. According to the judgment Famous Telecommunications and/or Mr. Baber must pay the debt plus interest forthwith, approximately £54,000. Famous Telecommunications and/or Mr. Baber failed to comply with the court's order and as a result thereof Story Telecom applied for a Third Party Debt Order, requesting the court to order Mr. Baber’s bank, Halifax plc, to make available to Story Telecom any monies currently available within Mr. Baber's account. In October 2006, the court made an Interim Order ordering Halifax to hold any amounts available within Mr. Baber’s account (up to the amount of the judgment being £54,000) in favor of Story Telecom until full hearing takes place. The hearing is scheduled for January 18, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On July 3, 2006, we issued to Preiskel & Co LLP 5,236 restricted shares of our common stock as consideration for legal services. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the shares issued were restricted as to transfer and the certificates representing the shares were marked with a restrictive legend; (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment; and (iv) the investor had a preexisting relationship with the Company's President and Chief Executive Officer, Mr. Guy Nissenson.

On July 5, 2006, and in conjunction with the acquisition that was completed on July 3, 2006, we issued to the shareholders of Equitalk.co.uk Limited a total of 402,192 restricted shares of our common stock and a total of 281,872 warrants exercisable at $3.025 per share for a period of five years. The shares and warrants were issued as follows: Abel-Smith David - 7,685 shares and 5,386 warrants; Aird James - 1,443 shares and 1,011 warrants; Aird Lady M - 2,407 shares and 1,687 warrants; Aird Rebecca - 965 shares and 676 warrants; Aird Sir John - 16,010 shares and 11,221 warrants; Barrett Norma - 4,792 shares and 3,358 warrants; Bell Group Pension Scheme - 8,387 shares and 5,878 warrants; Burton Jennifer Susan - 4,792 shares and 3,358 warrants; Burton John Mark - 31,673 shares and 22,198 warrants; Cantay Investments Limited - 3,842 shares and 2,693 warrants; Cary John Lucius Arthur - 15 shares and 11 warrants; Cronk Angela - 8,017 shares and 5,618 warrants; Cronk JJT - 2,508 shares and 1,757 warrants; Cronk Michael AJ - 27,785 shares and 19,472 warrants; Dennis Arthur Jeremy Dyke - 2,893 shares and 2,028 warrants; Dennis Henry Dyke - 2,893 shares and 2,028 warrants; Fast Guides Limited - 10,980 shares and 7,695 warrants; Guerin Charles & Jennifer - 208 shares and 146 warrants; Hillyard Pamela - 201 shares and 141 warrants; Jackson John BH - 2,809 shares and 1,968 warrants; Larpent Newton Holdings Limited - 3,194 shares and 2,239 warrants; Meiklejohn Simon Donald - 8,719 shares and 6,110 warrants; Mint House Nominees Limited - 5,293 shares and 3,710 warrants; Nowshadi Farshid & Maria - 46 shares and 32 warrants; Omnicom Limited - 3,356 shares and 2,352 warrants; Oxford Technology 2 Venture Capital Trust plc - 80,715 shares and 56,568 warrants; Oxford Technology 3 Venture Capital Trust plc - 53,972 shares and 37,826 warrants; Oxford Technology Venture Capital Trust plc - 21,072 shares and 14,768 warrants; Phelps Roland - 1,543 shares and 1,081 warrants; Price John Duncan - 4,197 shares and 2,942 warrants; Price Jonathan - 6,828 shares and 4,786 warrants; Price Rachel - 6,828 shares and 4,786 warrants; QTP (General Partner) Limited - 3,989 shares and 2,796 warrants; Ruane James Joseph - 31,450 shares and 22,041 warrants; Gill Carol - 478 shares and 335 warrants; Vessey Richard - 30,207 shares and 21,170 warrants. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; and (ii) the shares issued were restricted as to transfer and the certificates representing the securities were marked with a restrictive legend.

On July 11, 2006, and in conjunction with a March 10, 2005 Employment Agreement between Xfone USA, Inc. and Wade Spooner, its President and Chief Executive Officer, we issued to Mr. Spooner an “Acquisition Bonus” of 32,390 warrants. We were advised by AMEX that the approval of the shareholders of the Company is required in order to allow the issuance and listing of the shares underlying said warrants. Subject to obtaining the required approvals, the warrants are convertible on a one to one basis into restricted shares of our common stock at an exercise price of $3.285, and have a term of five years. These warrants do not necessarily constitute the entire Aggregate Transaction Consideration as defined in the Employment Agreements. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the certificate representing the warrants was marked with a restrictive legend.

On July 11, 2006, and in conjunction with a March 10, 2005 Employment Agreement between Xfone USA, Inc. and Ted Parsons, its Vice President and Chief Marketing Officer, we issued to Mr. Parsons an “Acquisition Bonus” of 16,195 warrants. We were advised by AMEX that the approval of the shareholders of the Company is required in order to allow the issuance and listing of the shares underlying said warrants. Subject to obtaining the required approvals, the warrants are convertible on a one to one basis into restricted shares of our common stock at an exercise price of $3.285, and have a term of five years. These warrants do not necessarily constitute the entire Aggregate Transaction Consideration as defined in the Employment Agreements. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the certificate representing the warrants was marked with a restrictive legend.

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

On July 11, 2006, and in conjunction with a June 19, 2006 Securities Purchase Agreement we issued an aggregate of 172,415 warrants as follows: Central Fund for the Payment of Severance Pay of the First International Bank of Israel Ltd. - 27,974 warrants; Meiron Provident Fund for Self Employed Persons of the First International Bank of Israel Ltd. - 26,121 warrants; Atidoth Provident and Compensation Fund of the First International Bank of Israel Ltd. - 21,552 warrants; Tohelet Provident and Compensation Fund of the first International Bank of Israel Ltd. - 517 warrants; Mishtalem Funds for Continuing Education of the First International Bank of Israel Ltd. - A - 27,974 warrants; Keren Hashefa Provident and Compensation Fund of the First International Bank of Israel Ltd. - 29,828 warrants; Mishtalem Funds for Continuing Education of the First International Bank of Israel Ltd. - B - 21,552 warrants; Hamelacha Provident and Compensation Fund of the First International Bank of Israel Ltd. - 862 warrants; Teuza Provident and Compensation Fund of the First International Bank of Israel Ltd. - 12,069 warrants; Kidma Provident Funds Management Company Ltd. for Menifa Provident Fund for Bank of Israel Employees - 3,707 warrants; Security Pension Fund for Artisans Industrialists and Self Employed Persons Ltd. - 259 warrants. The warrants are convertible on a one to one basis into restricted shares of our common stock, at an exercise price of $3.40, and have a term of five years. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the certificates representing the warrants were marked with a restrictive legend; and (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment.

On July 11, 2006, and in conjunction with a July 3, 2006 Service Agreement between the Company, Swiftnet Limited and John Mark Burton, the Managing Director of our U.K. based subsidiaries, Swiftnet Limited and Equitalk.co.uk Limited, the Company’s Board of Directors approved the grant of 300,000 options, under and subject to our 2004 Stock Option Plan, to Mr. Burton. The options are convertible on a one to one basis into restricted shares of our common stock, at an exercise price of $3.50, and have a term of ten years. The vesting of the options will be over a period of 4 years as follows: 75,000 options are vested on July 3, 2007. Thereafter, 18,750 options are vested every 3 months for the following 3 years. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because the offer and sale of the securities did not involve a public offering or an underwriter.

On September 5, 2006, and in conjunction with a June 19, 2006 Securities Purchase Agreement we issued an aggregate of 344,825 restricted shares of common stock as follows: Central Fund for the Payment of Severance Pay of the First International Bank of Israel Ltd. - 55,948 shares; Meiron Provident Fund for Self Employed Persons of the First International Bank of Israel Ltd. - 52,241 shares; Atidoth Provident and Compensation Fund of the First International Bank of Israel Ltd. - 43,103 shares; Tohelet Provident and Compensation Fund of the first International Bank of Israel Ltd. - 1,034 shares; Mishtalem Funds for Continuing Education of the First International Bank of Israel Ltd. - A - 55,948 shares; Keren Hashefa Provident and Compensation Fund of the First International Bank of Israel Ltd. - 59,655 shares; Mishtalem Funds for Continuing Education of the First International Bank of Israel Ltd. - B - 43,103 shares; Hamelacha Provident and Compensation Fund of the First International Bank of Israel Ltd. - 1,724 shares; Teuza Provident and Compensation Fund of the First International Bank of Israel Ltd. - 24,138 shares; Kidma Provident Funds Management Company Ltd. for Menifa Provident Fund for Bank of Israel Employees - 7,414 shares; Security Pension Fund for Artisans Industrialists and Self Employed Persons Ltd. - 517 shares. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the shares issued were restricted as to transfer and the certificates representing the securities were marked with a restrictive legend; and (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment.

On September 19, 2006, and in conjunction with a Letter Agreement dated June 15, 2006 between the Company and Oberon Securities, LLC, we issued to Oberon Securities 90,000 restricted shares of common stock. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the shares issued were restricted as to transfer and the certificates representing the securities were marked with a restrictive legend; (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment; and (iv) the investor had a preexisting relationship with the Company's President and Chief Executive Officer, Mr. Guy Nissenson.

On September 19, 2006, and pursuant to the Service Agreement dated December 6, 2005, that was terminated on August 28, 2006, we cancelled 64,360 of the 100,000 warrants which were issued to Elite Financial Communications Group, LLC on May 10, 2006.

Use of Proceeds

We will receive proceeds from the exercise of the abovementioned warrants and options, if and to the extent that any of these warrants are exercised. Such proceeds are expected to be used for general working capital and/or investment in equipment and/or acquisitions and/or other business development.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

As previously disclosed on Form 8-K filed August 24, 2006, on the same date the Company announced by Press Release that it has filed with the Israel Securities Authority (“ISA”) and the Tel Aviv Stock Exchange (“TASE”) a preliminary draft prospectus for a public offering of convertible debentures to be listed and traded on the TASE. The total amount proposed to be raised in the public offering is approximately $12 million. The public offering is subject to the approval of the ISA and the TASE, as well as the execution of an underwriting agreement and final pricing. On November 9, 2006 the Company was informed that the TASE decided to seek a No-Action Letter from the U.S. Securities and Exchange Commission and that until such No-Action Letter is granted to the TASE the Company’s public offering is delayed. There can be no assurance that the public offering will be consummated.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits and Index of Exhibits

Exhibit Number / Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company. (1)
3.2a	Bylaws of the Company. (1)
3.2b	Amended Bylaws of the Company. (4)
3.3	Memorandum of Association of Swiftnet Limited. (1)
3.4	Articles of Association of Swiftnet Limited. (1)
3.6	Bylaws of Xfone USA, Inc. (7)
3.8.	Amended and Restated Bylaws of the Company dated March 12, 2006. (22)
4.	Specimen Stock Certificate. (1)
5.	Opinion of Gersten Savage LLP. (21.1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson. (1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy (1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan. (1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd. (1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd. (1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd. (1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc. (1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd. (1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company (2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited. (2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited.(2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison. (5)
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

10.69	Management Agreement with I-55 Telecommunications, LLC dated October 12, 2005. (19)
10.70	Agreement - General Terms and Conditions with EBI Comm, Inc., dated January 1, 2006. (21)
10.71	Asset Purchase Agreement with Canufly.net, Inc., dated January 10, 2006. (21)
10.72	Stock Purchase Agreement dated May 10, 2006, by and among the Company, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited. (23)
10.73	Agreement dated May 25, 2006, by and among the Company and the shareholders of Equitalk.co.uk Limited. (24)
10.74	Securities Purchase Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.75	Registration Rights Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.76	Common Stock Purchase Warrant, dated June 19, 2006, by the Company in favor of the Purchasers. (25)
10.77	Escrow Agreement, dated June 19, 2006, by and between the Company, the Escrow Agent, and the Purchasers. (25)
10.78	Form of Indemnification Agreement between the Company and its Directors and Officers. (27)
10.79	Agreement to Purchase Promissory Note dated October 31, 2005, with Randall Wade James Tricou. (27)
10.80	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Tricou Construction. (27)
10.81	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Estates. (27)
10.82	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Utility. (27)
10.83	Agreement to Purchase Promissory Note dated October 31, 2006, with Danny Acosta. (27)
10.84	Letter Agreement dated November 15, 2005, with Oberon Securities, LLC. (27)

10.85	Letter Agreement dated June 15, 2006, with Oberon Securities, LLC. (27)
10.86	Second Amendment to Agreement and Plan of Merger (to acquire WS Telecom, Inc.), dated June 28, 2006. (27)
10.87	General Contract for Services dated January 1, 2005, by and between the Company and Swiftnet Limited. (27)
10.88	Service Agreement dated December 6, 2005, by and between the Company and Elite Financial Communications Group, LLC. (27)
10.89	Agreement for Market Making in Securities dated July 31, 2006, by and between the Company and Excellence Nessuah Stock Exchange Services Ltd. (27)
10.90	Shareholders Loan Agreement, dated September 27, 2006, by and between Auracall Limited, Swiftnet Limited, and Dan Kirschner.
10.91	Service Agreement, dated November 7, 2006, by and between the Company and Institutional Marketing Services, Inc.
16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C to the Securities and Exchange Commission (20)
21.1	List of Subsidiaries (Amended) (26)
23.1	Consent of Chaifetz & Schreiber, P.C. (22.1)
23.2	Consent of Gersten Savage LLP - incorporated in the legal opinion filed as Exhibit 5. (21.1)
23.3	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006. (21.1)
23.4	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006. (21.1)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act Of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act Of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act Of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act Of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.'s SB-2 registration statement, file # 333-67232.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.'s SB-2/Amendment 1 registration statement, file # 333-67232.
(4)	Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.'s Form 8-K.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.'s SB-2/Post Effective Amendment No. 2 registration statement, file # 333-67232
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone's, Inc.SB-2 Amendment 1 Registration Statement, file # 333-113020.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.'s Form 8-K
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.'s SB-2/Amendment 2 Registration Statement, file # 333-113020.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone's, Inc. SB-2 Amendment 3 Registration Statement, file # 333-113020.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone's, Inc.SB-2 Amendment 4 Registration Statement, file # 333-113020.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.‘s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.‘s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.‘s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.‘s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.‘s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.‘s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.‘s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.‘s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.‘s Form 8-K/A #3.
(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.‘s Form 8-K/A #1.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.‘s Form 8-K.

(21.1)	Denotes previously filed exhibits: filed on February 7, 2006 with Xfone, Inc.‘s Form SB-2 Amendment 3.
(22)	Denotes previously filed exhibit: filed on March 15, 2006 with Xfone, Inc.‘s Form 8-K
(22.1)	Denotes previously filed exhibit: filed on March 31, 2006 with Xfone, Inc.‘s Form 10-KSB.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.‘s Form 8-K
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.‘s Form 8-K
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.‘s Form 8-K
(26)	Denotes previously filed exhibits: filed on July 5, 2006 with Xfone, Inc.‘s Form 8-K
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.‘s Form 8-K

b) Reports on Form 8-K

The Company has filed the following Current Reports on Form 8-K during the third quarter of 2006:

Filing Date / File Number	The Reportable Events
Form 8-K dated September 28, 2006; File number 001-32521	Completion of the financial transaction contemplated by the June 19, 2006 Securities Purchase Agreement.
Form 8-K/A dated September 18, 2006; File number 001-32521 [Amendment No. 1 to Form 8-K filed July 5, 2006]	The Registrant filed the financial statements required by Item 9.01(a) and the pro forma financial information required by Item 9.01(b).
Form 8-K dated August 30, 2006; File number 001-32521
“Disclosure Items” - in the interests of full disclosure and compliance with Regulation FD, the Registrant filed certain sections of a preliminary prospectus which was filed with the Israel Securities Authority and the Tel Aviv Stock Exchange in connection with a proposed public offering of convertible bonds in Israel.

Form 8-K dated August 24, 2006; File number 001-32521	On August 24, 2006, the Registrant issued a press release with respect to a proposed public offering of convertible bonds in Israel.
Form 8-K dated August 15, 2006; File number 001-32521	The Audit Committee of the Board of Directors of the Registrant has adopted and approved a Code of Conduct and Ethics to apply to all the directors, officers and employees of the Registrants.
Form 8-K dated July 31, 2006; File number 001-32521	On July 31, 2006, the Registrant and Excellence Nessuah Stock Exchange Services Ltd. entered into an Agreement for Market Making in Securities.
Form 8-K dated July 19, 2006; File number 001-32521
On July 19, 2006, the Registrant issued a press release announcing that the Israel Securities Authority and the Tel Aviv Stock Exchange have approved the dual listing of the Registrant on the Tel Aviv Stock Exchange.

Form 8-K dated July 5, 2006; File number 001-32521	On July 3, 2006, the acquisition of Equitalk.co.uk Limited by the Registrant was completed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFONE, INC.

Date: November 14, 2006	By:	/s/ Guy Nissenson
Guy Nissenson, President
and Chief Executive Officer