Form 10KSB
period 2006-12-31
XFONE INC
filed 2007-03-30
CIK 1126216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

COMMISSION FILE NUMBER 333-67232

XFONE, INC.
(Name of small business issuer in its charter)

Nevada	11-3618510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2506 Lakeland Drive, Suite 100
Flowood, MS 39232, USA
(Address of principal executive offices) (Zip Code)

601.983.3800
(Registrant's telephone number, including area code)

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B which is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were £19,353,771 ($37,914,037).

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $17,166,984 as determined by the closing price of $2.48, as quoted on the American Stock Exchange on March 29, 2007.

As of March 29, 2007, there were 11,518,671 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

XFONE, INC.

INDEX

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

Xfone, Inc. was incorporated in Nevada, U.S.A. in September 2000. We are a holding company providing international voice, video and data communications services with operations in the United Kingdom, the United States and Israel offering a wide range of services, including: local, long distance and international telephony services; prepaid and postpaid calling cards; cellular services; Internet services; messaging services (Email/Fax Broadcast, Email2Fax and Cyber-Number); and reselling opportunities. We serve customers across Europe, Asia, North America, South America, Australia and Africa. In February 2007, we moved our principal executive offices to Flowood, Mississippi, sharing executive office space with our wholly owned U.S. subsidiary, Xfone USA, Inc.

On October 4, 2000, we acquired Swiftnet Limited which had a business plan to provide comprehensive telecommunication services and products by integrating new and old products, services and ideas through one website. Swiftnet was incorporated in 1990 under the laws of the United Kingdom and is headquartered in London, England. Until 1999, the main revenues for Swiftnet were derived from messaging and fax broadcast services. During 2000, Swiftnet shifted its business focus and its focus has remained on telephony voice services offering comprehensive support packages to resellers and new services. Utilizing automation and proprietary software packages, Swiftnet's strategy is to grow without the need for heavy investments and with lower expenses for operations and registration of new customers.

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

On May 28, 2004, we entered into an agreement and Plan of Merger to acquire WS Telecom, Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., through the merger of WS Telecom into our wholly owned U.S. subsidiary Xfone USA, Inc. On July 1, 2004, Xfone USA entered into a management agreement with WS Telecom which provided that Xfone USA provide management services to WS Telecom pending the consummation of the merger. The management agreement provided that all revenues generated from WS Telecom business operations would be assigned and transferred to Xfone USA. The term of the management agreement commenced on July 1, 2004, and continued until the consummation of the merger on March 10, 2005.  Headquartered in Jackson, Mississippi, Xfone USA, Inc. is an integrated telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system and network. Xfone USA provides residential and business customers with high quality local, long distance and high-speed broadband Internet services, as well as cable television services in certain planned residential communities in Mississippi. Xfone USA is licensed to provide telecommunications services in Alabama, Florida, Georgia, Louisiana and Mississippi. Xfone USA utilizes integrated multi-media offerings - combining digital voice, data and video services over broadband technologies - all on one single itemized bill.

On August 18, 2005, we entered into an Agreement and Plan of Merger to acquire I-55 Internet Services, Inc., a Louisiana corporation (the “I-55 Internet Merger Agreement”). On September 13, 2005, we filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the I-55 Internet Merger Agreement. On October 10, 2005, we entered into a First Amendment to the Merger Agreement, by and among I-55 Internet Services, Xfone, Inc, Xfone USA, Inc., our wholly-owned United States subsidiary and Hunter McAllister and Brian Acosta, key employees of I-55 Internet Services, in order to induce Xfone, Inc and Xfone USA not to terminate the I-55 Internet Merger Agreement due to the material adverse effect that Hurricane Katrina has had on the assets and business of I-55 Internet Services. As part of the amendment and since, at that time, the merger of I-55 Internet Services with and into Xfone USA had not been consummated yet, in the interim, the parties agreed and entered into on October 11, 2005 a Management Agreement (the "I-55 Internet Management Agreement") that provided that I-55 Internet Services hired and appointed Xfone USA as manager to be responsible for the operation and management of all of I-55 Internet Services business operations, including among other things personnel, accounting, contracts, policies and budget. In consideration of the management services provided under the I-55 Internet Management Agreement, I-55 Internet Services assigned and transferred to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the I-55 Internet Management Agreement. The term of the I-55 Internet Management Agreement commenced on October 11, 2005 and continued until the consummation of the merger on March 31, 2006.

In conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Internet Services, we issued a total of 789,863 shares of our common stock valued at $2,380,178 and 603,939 warrants exercisable for a period of five years into shares of our common stock, with an exercise price of $3.31, valued based on the Black Scholes option-pricing model (the "Xfone Stock and Warrant Consideration"). A portion of the Xfone Stock and Warrant Consideration issued at closing was placed in an escrow. The First Amendment to the Merger Agreement provides for an adjustment to the consideration paid based on changes in customer billings as determined pursuant to a certain formula (the "Customer Billing Adjustment Amount"). The Company has determined that the Customer Billing Adjustment Amount is $247,965.57 and on March 27, 2007, sent a claim for this amount against the escrowed portion of the Xfone Stock and Warrant Consideration.

In conjunction with that certain Letter Agreement dated October 10, 2005 with MCG Capital Corporation (the "Letter Agreement"), a major creditor of I-55 Internet Services, and upon the consummation of the merger on March 31, 2006, we issued to MCG Capital 667,998 shares of our common stock, valued at fair value of $2,010,006, in return for retiring its loan with I-55 Internet Services.

I-55 Internet Services provided Internet access and related services, such as installation of various networking equipment, website design, hosting and other Internet access installation services, throughout the Southeastern United States to individuals and businesses located predominantly in rural markets in Louisiana and Mississippi. As a result of the merger with and into Xfone USA, these services are now available in expanded markets throughout Louisiana and Mississippi. The Internet service offerings include dial-up, DSL, high speed dedicated Internet access, web services, email, the World Wide Web, Internet relay chat, file transfer protocol and Usenet news access to both residential and business customers. The I-55 Internet Services offerings provided various prices and packages that allowed I-55 Internet Services subscribers to customize their subscription with services that met customers’ particular requirements. Xfone USA now provides bundled services of voice and data (broadband Internet) to customers throughout its service areas.

On August 26, 2005, we entered into an Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC, a Louisiana corporation (the “I-55 Telecom Merger Agreement”). On September 13, 2005, we filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the I-55 Telecom Merger Agreement. In order to demonstrate our intention to continue on with the transaction contemplated by the I-55 Telecom Merger Agreement, the parties entered into on October 12, 2005 a Management Agreement (the “I-55 Telecom Management Agreement”) that provided that I-55 Telecommunications hired and appointed Xfone USA as manager to be responsible for the operation and management of all of I-55 Telecommunications’ business operations. In consideration of the management services provided under the I-55 Telecom Management Agreement, I-55 Telecommunications assigned and transferred to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the I-55 Telecom Management Agreement. The term of the I-55 Telecom Management Agreement commenced on October 12, 2005 and continued until the consummation of the merger on March 31, 2006.

In conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Telecommunications, we issued a total of 223,702 shares of our common stock valued at $671,687 and 79,029 warrants exercisable into shares of our common stock, with an exercise price of $3.38, valued based on the Black Scholes option-pricing model.

In conjunction with certain Agreements to Purchase Promissory Notes dated October 31, 2005 / February 3, 2006 with Randall Wade James Tricou; Rene Tricou - Tricou Construction; Rene Tricou - Bon Aire Estates; Rene Tricou - Bon Aire Utility; and Danny Acosta, creditors of I-55 Telecommunications (the "Creditors"), and upon the consummation of the merger on March 31, 2006, we issued to the Creditors an aggregate of 163,933 restricted shares of common stock and an aggregate of 81,968 warrants, exercisable at $3.38 per share, at a total value of $492,220, in return for retiring their individual loans with I-55 Telecommunications.

I-55 Telecommunications provided voice, data and related services throughout Louisiana and Mississippi to both individuals and businesses. Prior to the merger with and into Xfone USA, I-55 Telecommunications was a licensed facility based CLEC operating in Louisiana and Mississippi with a next generation class 5 carrier switching platform. I-55 Telecommunications provided a complete package of local and long distance services to residential and business customers across both states. As a result of the merger, Xfone USA has now expanded its On-Net (facilities) service area, through I-55 Telecommunications, into New Orleans, Louisiana and surrounding areas, including Hammond, Louisiana and Baton Rouge, Louisiana. Xfone USA is expanding its sales offices to include New Orleans, in an effort to continue revenue growth and increase market share in the revitalized city, as well as into Biloxi, Mississippi, Hammond, Louisiana and Baton Rouge, Louisiana. Regulations affecting the telecommunications industry began in March 2006; conversions of all circuits affected were completed in April 2006. The competition in secondary markets, such as Jackson, Mississippi, Baton Rouge, Louisiana, and Biloxi, Mississippi, as opposed to Tier 1 markets such as Atlanta, Georgia, is also rapidly declining due to the removal of UNE-P and the decline in the competitive local exchange providers that had been dependent on UNE-P as their only source for providing competitive local telephone services in those markets. This provides for a unique opportunity for Xfone USA to gain market share, by utilizing its existing network and to expand its facilities into these opportunity areas becoming a primary alternative to the monopoly Incumbent Local Exchange Company.

On January 1, 2006, Xfone USA, Inc., our wholly owned subsidiary, entered into an Agreement with EBI Comm, Inc. (“EBI”), a privately held Internet Service Provider, to purchase the assets of EBI. EBI provided a full range of Internet access options for both commercial and residential customers in north Mississippi. Based in Columbus, Mississippi, EBI’s services included Dial-up, DSL, T1 Dedicated Access and Web Hosting. The customer base, numbering approximately 1,500 Internet users, is largely concentrated in the Golden Triangle area, which includes Columbus, West Point and Starkville, Mississippi. The acquisition was structured as an asset purchase, providing for Xfone USA to pay EBI total consideration equal to 50% of the monthly collected revenue from the customer base during the first 12 months, beginning January 2006. Acquired assets include the customer base and customer lists, trademarks and all related intellectual property, fixed assets and all account receivables. As of December 31, 2006, we paid $85,699 (£43,746) in consideration of this acquisition. The acquisition was not significant from an accounting perspective.

On January 10, 2006 (effective as of January 1, 2006), Xfone USA, Inc., our wholly owned subsidiary, entered into an Asset Purchase Agreement with Canufly.net, Inc. (“Canufly.net”), an Internet Service Provider based in Vicksburg, Mississippi, and its principal shareholder, Mr. Michael Nassour. Canufly.net provided residential and business customers with high-speed Internet services and utilized the facilities-based network of Xfone USA, as an alternative to BellSouth, to provide Internet connectivity to its customers. Canufly.net also provided Internet services through a small wireless application in certain areas in Vicksburg, Mississippi. The transaction was closed on January 24, 2006. We agreed to pay a total purchase price of up to $710,633, payable as follows: (i) $185,000 in cash payable in twelve equal monthly payments, the first installment was paid at closing, and as of December 31, 2006, the entire amount was paid in full and in accordance with the Asset Purchase Agreement; (ii) $255,633 in cash, paid at closing, to pay off the loan with the B&K Bank; (iii) 33,768 restricted shares of common stock and 24,053 warrants exercisable at $2.98 per share for a period of five years were issued to the shareholders of Canufly.net during May 2006. Following the closing in 2006 and due to the satisfaction of certain earnout provisions in the Asset Purchase Agreement the Company issued in March 2007 an additional 20,026 restricted shares of common stock and 14,364 warrants exercisable at $2.98 per share for a period of five years to the shareholders of Canufly.net. The acquisition was not significant from an accounting perspective.

On May 10, 2006, we, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited, a company controlled by Mr. Davison, entered into a Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, we increased our ownership interest in Story Telecom from 39.2% to 69.6% in a cash transaction valued at $1,200,000. $900,000 of the total consideration was applied to payables owed by Story Telecom to us and our subsidiary Swiftnet Limited for back-end telecommunications services. The balance of $300,000 was paid to Story Telecom, and is being used as working capital. Story Telecom, Inc., a telecommunication service provider, operated in the United Kingdom through its two wholly owned subsidiaries, Story Telecom Limited and Story Telecom (Ireland) Limited (which was dissolved on February 23, 2007). Story Telecom operates as a division of our operations in the United Kingdom. Founder and CEO of Story Telecom, Nir Davison, remained as Managing Director of the division. The stock purchase pursuant to the Stock Purchase Agreement was completed on May 16, 2006. The transaction contemplated by the Stock Purchase Agreement was not significant from an accounting perspective.

On May 25, 2006, we and the shareholders of Equitalk.co.uk Limited, a privately held telephone company based in the United Kingdom ("Equitalk") entered into an Agreement relating to the sale and purchase of Equitalk (the "Equitalk Agreement"). The Equitalk Agreement provided for us to acquire Equitalk in a restricted common stock and warrant transaction valued at $1,650,000. The acquisition was completed on July 3, 2006, and on that date Equitalk became our wholly owned subsidiary. In conjunction with the completion of the acquisition and in exchange for all of the capital stock of Equitalk, we issued a total of 402,192 restricted shares of our common stock and a total of 281,872 warrants exercisable at $3.025 per share for a period of five years. Founded in December 1999, Equitalk, a VC-financed company, was the first fully automated e-telco in the United Kingdom. Equitalk provides both residential and business customers with low-cost IDA and CPS voice services, broadband and teleconferencing.

Recent Financings

On June 19, 2006, we entered into a Securities Purchase Agreement to sell to Central Fund for the Payment of Severance Pay of the First International Bank of Israel Ltd.; Meiron Provident Fund for Self Employed Persons of the First International Bank of Israel Ltd.; Atidoth Provident and Compensation Fund of the First International Bank of Israel Ltd.; Tohelet Provident and Compensation Fund of the first International Bank of Israel Ltd.; Mishtalem Funds for Continuing Education of the First International Bank of Israel Ltd.; Keren Hashefa Provident and Compensation Fund of the First International Bank of Israel Ltd.; Hamelacha Provident and Compensation Fund of the First International Bank of Israel Ltd.; Teuza Provident and Compensation Fund of the First International Bank of Israel Ltd.; Kidma Provident Funds Management Company Ltd. for Menifa Provident Fund for Bank of Israel Employees; and Security Pension Fund for Artisans Industrialists and Self Employed Persons Ltd. an aggregate of 344,825 restricted shares of common stock, at a purchase price of $2.90 per share, together with an aggregate of 172,415 warrants to purchase shares of common stock, at an exercise price of $3.40 per share and with a term of five years. The financial transaction was closed on September 28, 2006. The net proceeds of the financial transaction are being used for general working capital and/or investment in equipment and/or acquisition and/or business development. The financial transaction resulted in dilution in the percentage of common stock owned by the Company's existing shareholders, although the price paid was in excess of the net tangible book value per share and accordingly was not economically dilutive.

On December 24, 2006, the Company entered into an Agreement to sell to Halman-Aldubi Provident Funds Ltd. and Halman-Aldubi Pension Funds Ltd. an aggregate of 344,828 restricted shares of its common stock, at a purchase price of $2.90 per share, together with an aggregate of 172,414 warrants to purchase shares of its common stock, at an exercise price of $3.40 per share and with a term of five years. The financial transaction was closed on February 8, 2007. The net proceeds of the financial transaction are being used for general working capital and/or investment in equipment and/or acquisition and/or business development. The financial transaction resulted in dilution in the percentage of common stock owned by the Company's existing shareholders, although the price paid was in excess of the net tangible book value per share and accordingly was not economically dilutive.

Our Principal Services and their Markets

We provide through our United Kingdom operations (Swiftnet, Equitalk, Story Telecom and Auracall) the following telecommunication products / services:

Services provided by Swiftnet

Telephony Services

•
Carrier Pre Select (CPS): CPS is a telephony service which enables customers to benefit from our low call usage charges, without having to make any changes to their existing telephone lines or numbers. The service allows customers to route all their outgoing calls over our network. This gives them access to competitive call rates and a wide range of services. Customers using CPS only pay line rental to their service operator, while we bill them for all call charges. CPS is available nationally provided the customer is connected to a BT local exchange

•
Indirect Access: This is a telephony service which enables customers to benefit from our low call usage charges, without having to make any changes to their existing telephone lines or numbers. The service allows customers to route a specific outgoing call over our network by using the prefix code "1689".

•
Calling Cards: This service is available to all our subscribers. The Calling Card works by using an access number and a PIN code, and offers a convenient and easy way to make calls virtually anywhere in the UK, as well as from 27 other destinations worldwide.

Messaging Services

•	Email2Fax: Allows users to send fax messages directly from their email or web software.

•	Cyber-Number: Allows users to receive fax messages directly to their email software via a personal number.

•	Email/Fax Broadcast: This service allows the user to send multiple personalized faxes and emails to thousands of users in minutes.

Internet Based Customer Service

•	Our Internet based customer service and on-line registration (found at www.swiftnet.co.uk) includes full details on all our products and services.

Our UK based subsidiary, Swiftnet Limited owns and operates its own facilities-based telecommunications switching system.

Services provided by Equitalk.co.uk

Telephony Services

•
Carrier Pre Select (CPS): CPS is a telephony service which enables customers to benefit from our low call usage charges, without having to make any changes to their existing telephone lines or numbers. The service allows customers to route all their outgoing calls over our network. This gives them access to competitive call rates and a wide range of services. Customers using CPS only pay line rental to their service operator, while we bill them for all call charges. CPS is available nationally provided the customer is connected to a BT local exchange.

•
Indirect Access: This is a telephony service which enables customers to benefit from our low call usage charges, without having to make any changes to their existing telephone lines or numbers. The service allows customers to route a specific outgoing call over our network by using the prefix code "1664".

•
Internet/Data Service: We provide high-speed Internet access to residential customers utilizing the digital data network of Griffin Internet. Our ADSL service provides up to 8 Mbps of streaming speed combined with Static IP addresses, as well as multiple mailboxes. Our Internet/Data services are bundled with our voice services for residential and business customers.

•
Conference Service: We provide web-managed low cost teleconferencing services through our partnership with Auracall Limited. Up to 10 people can call in to a conference circuit and be joined together by dialing the same PIN. There is no need to reserve a conference call in advance and each caller pays for their own call.

Internet Based Customer Service and Billing Interface

•
Our Internet based customer service and billing interface (found at www.equitalk.co.uk) includes on-line registration, full account control, and payment and billing functions and information retrieval.

Services provided by Story Telecom

•
Prepaid Calling Cards: Story Telecom initiates, markets and distributes Prepaid Calling Cards that are served by our switch and systems. Story Telecom supplies the Prepaid Calling Cards to retail stores through its network of dealers. The Calling Card enables the holder to call anywhere in the world by dialing either a toll free number or a local access number from any telephone that routes the holder’s call to our Interactive Voice Response System that automatically asks for the holder’s private PIN code, validates the code dialed by the customer, and tells the credit balance of the card. The holder is then instructed to dial to his or her desired destination, at which time our Interactive Voice Response System tells the holder how long he or she can speak according to the balance on the card and what the cost per minute is. The holder of the card can use the card repeatedly until the balance is zero.

•
Story Direct and Story Mobile: These services allow any individual with either a BT line or a mobile phone to make international calls at a lower cost and without prepayment for setting up an account with another carrier. These services can be accessed by any business or residential user through Story Telecom website, found at www.storytelecom.com. When customers need to make an international or national call they can dial the appropriate designed number for that country and save on calling rates over the current BT published rates or their network operator’s rates by gaining access to our switch and providing savings on a per minute basis.

Internet Based Customer Service and Billing Interface

•	Our Internet based customer service (found at www.storytelecom.co.uk) includes full details on all our products and services.

Services provided by Auracall Limited (a 32.5% Equity Investment)

•
The Auracall service allows any individual with a BT line to make international calls at a lower cost and without prepayment for setting up an account with another carrier. The Auracall service can be accessed by any business or residential user through our website at www.auracall.com. When customers need to make an international or national call they can dial the appropriate designed number for that country and save on calling rates over the current BT published rates by gaining access to our switch and providing savings on a per minute basis.

Internet Based Customer Service and Billing Interface

•	Our Internet based customer service (found at www.auracall.co.uk) includes full details on all our products and services.

We provide through our United States operations (Xfone USA) the following telecommunication products / services:

•
Local Telephone Service: Using our own network in concentrated local areas throughout Mississippi and Louisiana and utilizing the underlying network of BellSouth Telecommunications, Inc. (the new ATT), outside of our local areas, we provide local dial tone and calling features, such as hunting, call forwarding and call waiting to both business and residential customers throughout Alabama, Florida, Georgia, Louisiana and Mississippi, including T-1 and PRI local telephone services to business customers.

•
Long Distance Service: We use our own network where available and QWEST, a nationwide long distance carrier, as our underlying long distance network provider. In conjunction with Local Telephone Services, we provide Long Distance Services to our residential and business customers. We provide two different categories of long distance services - Switched Services to both residential and small business customers, which include 1+ Outbound Service, Toll Free Inbound Service and Calling Card Service. For larger business customers we also provide Dedicated Services such as T-1 and PRI Services. Our long distance services are only available to customers who use our local telephone services.

•
Internet/Data Service: We provide high-speed broadband Internet access to residential and business customers utilizing our own integrated digital data network and utilizing the broadband gateway network of the new ATT. Our DSL service provides up to 3 Mbps of streaming speed combined with Dynamic IP addresses, as well as multiple mailboxes and Web space. Our DSL services also include spam filter, instant messaging, pop-up blocking, web mail access, and parental controls. We also provide dial-up Internet access service for quick and dependable connection to the web. Our Internet/Data services are stand-alone products or are bundled with our voice services for residential and business customers.

•
Customer Service: Customer Service is paramount at Xfone USA and is one of our major differentiating characteristics, thus tantamount to being one of our product offerings. Customers have been conditioned to accept poor customer service from the larger monopoly companies because they have never had any real choice in service providers, especially in the residential market. Our attentive customer service department is an additional "product offering" which sells - as well as retains - customers. The full scope of communications service entails network service, customer service, and repair service.

Our US based subsidiary, Xfone USA, Inc. owns and operates its own facilities-based telecommunications carrier class switching platform.

We provide through our Israeli operations (Xfone 018) the following telecommunication products / services:

•
International Telephony Services: We provide international telephony services with the prefix code of "018". We provide these services both to our subscribers and to subscribers of other Israeli carriers. The service is offered to both residential and business customers.

•
XFONECARD: We provide an international toll free calling card service, available in over 40 countries around the globe. XFONECARD has a unique feature which allows its user to receive messages to a personal message box.

•
SIMPLE: The SIMPLE is a pre programmed, rechargeable, mobile SIM card which can be used with any unlocked GSM (Global System for Mobiles) mobile phone virtually anywhere in the world. SIMPLE allows us to deliver call savings, by diverting the customer dialing command away from the local mobile operator that the phone is connected to, and instead, it sends the call to one of the UK's largest mobile operators with whom we hold a special agreement. We offer for sale or rent two types of SIM Cards - a local SIM Card which may be used only from a specific country, and a global SIM Card which may be used from over 90 countries around the globe.

•	International Telephony Access: We provide international telephony access to the Israeli telephone network by selling incoming call minutes to various international operators across the globe.

Our Israel based subsidiary Xfone 018 owns and operates its own facilities-based telecommunications carrier class switching platform.

Our Distribution and Marketing Methods

We use the following distribution methods to market our services:
•
We use employed, direct sales executives to sell to medium to large size business customers; these sales executives have quota attainment requirements and receive a monthly salary, allowance and are paid commissions.

•
We actively recruit independent contractor agents and resellers who purchase telephone traffic directly from us at a discount, and who then resell this telephone traffic to their customers at a mark-up according to their own price lists;

•	We utilize agents that sell our services directly to customers at our established prices; these agents receive a commission of approximately 5%-12% of the total sale amount less any bad debts;
•	We use third party direct sales organizations (telesales and door-to-door) to register new customers.
•	We cooperate with major companies and worker's councils.
•	We use direct marketing, including by newspaper and radio advertisements;
•	We attend telecommunications trade shows to promote our services;
•	We utilize the Internet as an additional distribution channel for our services. We utilize Xfone.com as our brand name for our new e-commerce telecommunications operations.

Our Billing Practices

We charge our customers based on a monthly fixed amount or on actual usage by full or partial minutes. Our rates vary with distance, duration, time, and type of call, but are not dependent upon the facilities selected for the call transmission. The standard terms for our regular telephone customers require that payments are due 30 days from the date of the invoice, or 90 days when the invoice is issued by the local operator. Our supplier's standard terms are payment within 30 to 90 days from invoice date; however, some new suppliers ask for shorter payment terms.

Carriers and Negotiating Lower Rates

Our increased sales in 2004, 2005 and 2006 have enabled us to negotiate significantly lower rates with the carriers we use to carry our international call traffic, which gives us the opportunity to increase our margins or offer significant reductions to secure deals with major clients. If our sales increase, we anticipate that we will continue to negotiate for lower rates. There can be no assurance that we will be successful in negotiating lower rates.

Divisions

We operate the following divisions:
•
Partner Division - Our Partner Division operates as a separate profit center by attempting to recruit new resellers and agents to market our products and services and to provide support and guidance to resellers and agents.

•
Customer Service Division - In the United Kingdom and the United States we operate a live customer service center that operates 24 hours a day, 7 days a week. In Israel our customer service center operates 6 days a week.

•
Operations Division - Our Operations Division provides the following operational functions to our business: (a) 24 hour/7 day a week technical support; (b) inter-company network; (c) hardware and software installations; and (d) operating switch and other platforms.

•	Administration Division - Our Administration Division provides the billing, collection, credit control, and customer support aspects of our business.
•	Research and Development - The function of our Research and Development Division is to develop and improve our billing system, switch and telephony platforms, websites and special projects.
•	Retail - Our Retail Division is responsible for our marketing and selling campaigns that target potential and existing retail customers.

Geographic Markets

Our primary geographic markets are the United States, the United Kingdom and Israel.  However, we serve customers across Europe, Asia, North America, South America, Australia and Africa.

Competitive Business Conditions

The U.K. Market

The communications and information services industry in the U.K. is highly competitive and varied. In 2006, we had only approximately 0.1% of the market share of the United Kingdom telecommunication market (not including mobiles revenues), based on our revenues of $17.0 million (approximately £8.7 million) during 2006, compared with the approximately $10.1 billion telecommunication market (not including mobiles revenues) in the United Kingdom, according to the United Kingdom regulatory oversight of these companies, the Office of Communications - United Kingdom, otherwise known as Ofcom, the website of which may be accessed at  www.ofcom.org.uk.

The U.S. Market

In 2006 we had approximately 13,500 End-User Switched Access telephone lines in the Alabama, Louisiana and Mississippi market through the combination of Xfone USA and I-55 Telecommunications, LLC or approximately 0.2% of market share. This total market size in 2006 represented 5,789,992 telephone lines, with BellSouth Telecommunications maintaining its monopoly market share with 4,877,791 telephone lines or approximately 84% of the market. All CLECs combined made up the remaining 921,201 telephone lines or approximately 16% of the tri-state market, according to the 2006 FCC Report - Trends in Local Telephone Competition.

The Israeli Market

Since the opening of the international telephony market in Israel to competition in 1996, and until 2004, only three companies have provided international telephony services in Israel. The market, estimated at that time to be 2 billion minutes per year, was more or less equally divided between the three companies. On July 4, 2004, the Ministry of Communications of the State of Israel granted our subsidiary, Xfone 018 a license to provide international telecom services in Israel. We started providing services in Israel through Xfone 018 as of mid-December 2004. In 2004, two other new providers of international telephony services launched their services. The international telephony market is highly competitive and therefore all six providers had to offer low prices in order to attract or retain subscribers and call minutes.

During 2006, two significant mergers occurred in the Israeli international telephony market, leaving only four companies in the competition. The implications of these two mergers are yet to be noticed. However, we believe that the mergers will result in a moderate rates increase which may raise Xfone 018 revenues in 2007. The aforementioned mergers enabled Xfone 018 to execute, as of December 2006, a new business strategy, according to which it re-priced its services by distinguishing the rates for its subscribed customers from the rates for its non-subscribed customers. We believe that the new strategy shall prove to be successful, and that in 2007 no significant market share will be lost as a result of its implementation.

In 2006, the Israeli international telephony market was estimated to be 2.6 billion minutes. We estimate our market share as of December 31, 2006, as approximately 5.5% of the Israeli market.

Principal Suppliers

In 2006, our principal suppliers of telephone routing and switching services according to the percentage of the costs of revenues were:
•	“the new ATT” (formerly BellSouth Telecommunications) - 31%
•	British Telecommunications - 28%
•	Bezeq The Israel Telecommunication Corp - 5%

We are dependent on several of our suppliers. However, these suppliers are required to provide us with services according to the relevant regulations and their licenses to operate as a telecommunications provider in the relevant jurisdictions.

Major Customers

We have six major types of customers:
•
Residential - in the U.S. - pre-subscribed customers; outside of the U.S. - pre-subscribed customers and customers who must dial a special code to access our switch or acquire a box that dials automatically,

•	Commercial - we serve small to complex business customers around the world.
•	Governmental agencies - Including the United Nations World Economic Forum, the Argentine Embassy, the Spanish Embassy and the Israeli Embassy.
•	Resellers - We provide them with our telephone and messaging services for a wholesale price.
•
Telecommunications companies - We provide our services through telecommunication companies (such as British Telecom and Bezeq The Israel Telecommunication Corp) which collect the fees relating to such services and forward them to us.

•
Mobile Users - including customers who can access our switch utilizing their free cross-network minutes and thereafter able to make low-cost international calls; customers who purchase, via a reversed billed SMS, pre-paid credit for international calls and those using our international roaming SIM cards.

Certain Telecommunication operators act as collection channels for the Company. In 2006 we had two major collection channels, one in the U.K. and one in Israel. Collections through these channels accounted to approximately 18% and 5% of our total revenues in 2006, and 23% and 19% of our total revenues in 2005. With respect to collection of monies for us, these Telecommunication operators are not deemed to be customers of the Company.

Our largest non affiliated reseller is WorldNet Global Communications Ltd. which generated approximately 1% of our total revenues during the year 2006. We provide WorldNet Global Communications with the billing system. We anticipate that WorldNet will continue to contribute approximately the same amount of UKP to our revenues in year 2007.

Collectively, in 2006 the United Kingdom accounts for approximately 44.7% of our revenues, the United States accounts for approximately 40.8% of our revenues and Israel accounts for approximately 14.5% of our revenues.

Our integrated revenue approach led to revenue from each source as described above and is partially driven by the activities of other revenue sources. Our revenues are dependent upon the following factors:
•	Price competition in telephone rates;
•	Demand for our services;
•	Individual economic conditions in our markets; and
•	Our ability to market our services.

Patents and trademarks

On September 14, 2000, Equitalk received notification from the Trademarks Registry Office of Great Britain that its trademark, “Equitalk”, was registered by that government agency.

On January 9, 2004, we received notification from the Trademarks Registry Office of Great Britain that as of August 8, 2003, our trademark, “Xfone”, was registered by that government agency.

On April 22, 2005, Xfone USA received notification from the United States Patent and Trademark Office that as of April 12, 2005, its Mark, “eXpeTel”, was registered by that government agency.

We do not have any other patents or registered trademarks.

Regulatory Matters

In 1996, our subsidiary, Swiftnet Limited was granted a license to operate a telecommunications system from the Secretary of State for Trade and Industry of the United Kingdom. On July 25 2003 the regulatory situation within the United Kingdom changed dramatically with the ending of the licensing regime and the withdrawal and revocation of the Telecommunication Act.

The licensing regime has been replaced by a general authorization regime with the introduction of the General Conditions of Entitlement.

Swiftnet Limited, Equitalk.co.uk Limited and Story Telecom Limited are now affected by regulations introduced by the Office of Communications ("Ofcom"). Ofcom is the regulator for the UK communications industries, with responsibilities across television, radio, telecommunications and wireless communications services. We do not believe that any regulations introduced by Ofcom will interfere with or substantially impair our business.

On April 15, 2004, we established Xfone Communication Ltd. and renamed it Xfone 018 Ltd in March 2005. On July 4, 2004 the Ministry of Communications of the State of Israel granted Xfone 018 a license to provide international telecom services in Israel. The license may be revoked by this agency in the occurrence of certain events such as breach of telecommunication laws and regulations or breach of certain provisions of the license.

On May 31, 2006, Xfone 018 was granted permission by the Ministry of Communications of the State of Israel to commence experimental deployment of Voice over Broadband (VoB) services.

On August 21, 2006, the Ministry of Communications of the State of Israel granted Xfone 018 a license to operate in Israel as an ISP, thus enabling Xfone 018 to provide Internet access, Email and EDI (electronic data interchange) services.

Xfone USA is licensed as a CLEC and an Inter-exchange Carrier to provide local telephone and long distance services in the states of Alabama, Florida, Georgia, Louisiana and Mississippi. Internet and data services provided by Xfone USA are not regulated services.

As of March 10, 2005, and upon consummation of the merger of WS Telecom, with and into Xfone USA, Inc., we became subject to applicable US state and federal telecommunications laws and regulations. Compliance with such laws involved higher costs than we had in Europe during 2004.

On March 9, 2005, the Mississippi Public Service Commission (“Commission”) issued an Order opening a Generic Change of Law Proceeding (“Commission Proceeding”) to consider amendments to existing Interconnection Agreements between BellSouth Telecommunications, Inc. and all (CLECs) in Mississippi. As an interested party and as a CLEC, Xfone USA petitioned and was granted permission to intervene in the Commission Proceeding for regulatory purposes. On October 26, 2005, the Commission held its hearing on the Commission Proceeding and took the results of the Proceeding under advisement. On October 20, 2006 the Commission issued its Order in this matter, requiring various changes to Interconnection Agreements between BellSouth Telecommunications, Inc. and all CLECs in Mississippi, including the Interconnection Agreement under which Xfone USA operates. The issues addressed by the Commission in this Proceeding were regulatory in nature and did not involve monetary damages.

From time to time Xfone USA may be required to seek regulatory approval before applicable state public utility commissions of certain transactions, including business combinations with other telecommunications providers. During 2005, upon request of Xfone USA, the Mississippi Public Service Commission and the Louisiana Public Service Commission granted regulatory approval of the sale and transfer of the assets and the customer base of I-55 Telecommunications to Xfone USA. This transaction was closed on March 31, 2006.

We provide our services in many countries, all of which have different regulations, standards and controls related to licensing, telecommunications, import/export, currency and trade. We believe that we are in substantial compliance with these laws and regulations.

Research and Development Activities

During fiscal year 2005, we spent £6,896 ($11,896) on research and development activities. During fiscal year 2006, we spent £23,333 ($45,709) on research and development activities. Other than developing and expanding our telecommunications applications and our websites, we do not intend to undertake any significant research and development activities in 2007.

Cost of Compliance with Environmental Laws

We currently have no costs associated with compliance with environmental regulations. We do not anticipate any future costs associated with environmental compliance; however, there can be no assurance that we will not incur such costs in the future.

Employees

We currently have 20 employees in the United Kingdom, 79 employees in the United States, and 40 employees in Israel.

Code of Conduct and Ethics

The Audit Committee of the Board of Directors of the Company has adopted and approved a Code of Conduct and Ethics (the “Code”) to apply to all the directors, officers and employees of the Company. The Code which was ratified by the Board of Directors of the Company is intended to promote ethical conduct and compliance with laws and regulations, to provide guidance with respect to the handling of ethical issues, to implement mechanisms to report unethical conduct, to foster a culture of honesty and accountability, to deter wrongdoing and to ensure fair and accurate financial reporting. The Code became effective on August 15, 2006.

Reports to Security Holders

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports in Washington, D.C. Our filings are also available to the public from commercial document retrieval services and the Internet world wide website maintained by the U.S. Securities and Exchange Commission at www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY.

In February 2007, we moved our principal executive offices to Flowood, Mississippi, USA, sharing executive office space with our wholly owned U.S. subsidiary, Xfone USA, Inc.

The headquarters of Xfone USA are located at 2506 Lakeland Drive, Flowood, Mississippi 39232. This 7,500 square foot facility has ten offices, one large open area fitted with work stations for provisioning, billing and network operations, another large area fitted with work stations for customer service and one board room, one computer room, reception area, accounting, secretarial Executive offices and two kitchens. Xfone USA's office spaces are located on the first, fourth and fifth floors of a six floor building with two elevators and parking facilities. Its premises are leased on a 3-year term, which is due to expire in December 2007. The yearly lease payments are approximately $104,000.

Xfone USA has another Mississippi office located at 1907 Pass Road Suite D, Biloxi, Mississippi. This 1,000 square foot office space is primarily used as a sales office and dispatch center and contains four offices, a reception area, small kitchen and bathroom. These premises are leased on a 2-year term that is due to expire in June 2008. The yearly lease payments are approximately $14,500. The company also has two Louisiana locations, one in Hammond, Louisiana and the other in downtown New Orleans, Louisiana.

The Hammond, Louisiana location primarily houses upper level customer support, field technicians and the company’s web design division. Xfone USA recently downsized the existing office space of the two-story building and now utilizes approximately 75% of the second floor, only. The building is located at 211 E. Thomas Street in downtown Hammond, Louisiana and has eight offices and two bathrooms. Xfone USA executed a new 3-year lease and pays $5,000 monthly, which includes utilities. The New Orleans office is located at 650 Poydras Street on the 10th floor, Suite 1000, of the 650 Poydras Office Building in downtown New Orleans, Louisiana. The 3,645 square foot facility is a sales office and operations office supporting the company’s carrier switch and network facilities, which is adjacent to this office on the same floor. The office has a glass front entry reception area, six offices, one conference room, two large open areas that can be fitted with work stations for additional sales personnel, provisioning and network operations, a kitchen and a large storage room. The lease is a five-year term and is set to terminate in October 2008. The yearly lease payments are $58,320.

The headquarters of Swiftnet, Equitalk and Story Telecom are located at 960 High Road, London N12 9RY - United Kingdom. This is a six-floor building with a concierge, two elevators and parking facilities. We lease space on the fifth and sixth floors. For our office on the fifth floor we renewed our lease for a period of ten years on December 20, 2002, with a five year cancellation option. Our current lease for the fifth floor expires on December 20, 2012 and the annual lease payments are £49,134 ($96,254). This 3,000 square foot facility has seven offices, one board room, one computer room, one operation room that controls the computer room, entrance hall, main hall, accounting, secretarial and administration and two kitchens. In December 2006, we took a lease for the sixth floor, ending on April 5, 2009. This 3,000 square foot facility has an open-plan administration area plus six offices, one computer room and one kitchen. The annual lease payments are £40,119 ($78,593).

The headquarters of Xfone 018 are located at 1 Haodem Street, Petach Tikva, Israel. This 3,593 square foot facility has eight offices, one board room, one computer room, one operation room that controls the computer room, open space with costumer service stations, accounting, secretarial and administration, one kitchen, entrance hall and main hall. Our offices are located on the third floor of a four floor building with an elevator and parking facilities. Our premises were leased on a five year term which is due to expire on August 1, 2009. However, we have the option to extend the term of the lease for an additional five year period, subject to a prior notice to be given no later than June 1, 2009. The lease payments for the first 30 months are $1,670 per month. The lease payments for the 31-48 months are $2,004 per month. The lease payments for the 49-60 months are $2,171 per month. The lease payments for the 61-72 months are $2,338 per month. The lease payments for the 73-84 months are $2,505 per month. The lease payments for the 85th month are $2,672 per month. We also pay $50 a month for each parking spot. We presently use four parking spaces. As of September 1, 2006, an additional 2,367 square foot facility with six offices, one board room, one kitchen, entrance hall and main hall, in the first floor of the same building, is leased under the same terms and conditions as set forth above. Xfone, Inc. has guaranteed all Xfone 018 obligations under this lease agreement.

In addition, we have two switches which are located at two different locations in Israel. We rent the cages in which our switches are located from unrelated third parties. The cages are in good condition.

Our offices are in good condition and are sufficient to conduct our operations.

We do not own any property nor do we have any plans to acquire any property in the future. We do not intend to renovate, improve or develop any properties; however, from time to time we improve leased office space in order to comply with local legislation and to provide an office environment necessary to conduct business in the markets in which we operate. We are not subject to competitive conditions for property. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. We have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

I. MG Telecom Ltd.

In August 2002, Swiftnet Limited, the Company’s wholly-owned U.K. based subsidiary, filed a summary procedure lawsuit in the Magistrate Court of Tel - Aviv, Israel against MG Telecom Ltd. and its Chief Executive Officer, Mr. Avner Shur. In this lawsuit, we allege an unpaid debt due to us in the amount of $50,000 from MG Telecom for services rendered by us to MG Telecom. The debt arose from an agreement between us and MG Telecom, at that time a provider of calling card services, in which traffic originating from MG Telecom calling cards was delivered through our system in London, England. Mr. Shur signed a personal guarantee agreement to secure MG Telecom’s obligations under the agreement. On August 16, 2005, the Magistrate Court rendered a judgment in this matter, rejecting our claims. On October 16, 2005, Swiftnet filed an appeal with the District Court of Tel - Aviv. On December 28, 2006, the District Court rescinded the judgment of the Magistrate Court. The case was returned to the Magistrate Court for writing a new reasoned judgment.

II. MCI WorldCom Limited

Swiftnet Limited , the Company’s wholly-owned U.K. based subsidiary, was served with a claim on October 11, 2005 that was filed by MCI WorldCom Limited (“MCI”) in an English court for the sum of £1,640,440 ($3,213,622) plus interest accruing at a daily rate of £401 ($786) which at the date of claim had amounted to £92,317 ($180,849). MCI’s claim is for telecommunication services MCI claims it provided to Swiftnet. Swiftnet has been in dispute with MCI regarding amounts due to MCI for telecommunications services provided by MCI to Swiftnet. Swiftnet alleges that the disputed charges were improperly billed by MCI to its account for a long time and therefore MCI should credit Swiftnet for a certain amount of the claim.  Swiftnet has defended the claim by stating that in relation to the invoices that MCI is claiming remain unpaid, £307,094 ($601,597) is not justified according to the rates agreed at various meetings and equates to an over-billing by such amount, although Swiftnet does not have written evidence for many of the agreed rates. Swiftnet has also submitted a counterclaim stating that it is owed a further £671,111 ($1,314,706) in credits in relation to amounts paid on account and wrongly attributed by MCI to over-billed invoices. In addition, MCI continues to send traffic to Swiftnet for termination via Xfone 018's network. Swiftnet is claiming that the amounts owed by MCI to Swiftnet in this regard should be set off against any amounts being claimed by MCI in the dispute. There is a further counterclaim for additional accounting costs and loss of management time incurred by Swiftnet due to the incorrect billing. Our financial statements carry the full amount Swiftnet has calculated that it owes to MCI based on the data held in Swiftnet’s billing systems.

III. Famous Telecommunications

In August 2006, Story Telecom Limited, the Company's majority-owned U.K. based subsidiary, filed a lawsuit in the Barnet County Court, London, United Kingdom, against “Famous Telecommunications”, a reseller of calling cards, and its owner, Mr. Tanvir Babar. In this lawsuit, Story Telecom alleged an unpaid debt in the amount of £52,000 ($101,868) from Famous Telecommunications and/or Mr. Baber for services rendered by it. The debt arose from an agreement between Story Telecom and famous Telecommunications and/or Mr. Baber, in which Story Telecom supplied Famous Telecommunications and/or Mr. Baber with calling cards which they in turn distributed in the market. In September 2006, the court rendered a Judgment in Default in favor of Story Telecom. According to the judgment Famous Telecommunications and/or Mr. Baber must pay the debt plus interest forthwith, approximately £54,000 ($105,786). Famous Telecommunications and/or Mr. Baber failed to comply with the court's order and as a result thereof Story Telecom applied for a Third Party Debt Order, requesting the court to order Mr. Baber’s bank, Halifax plc, to make available to Story Telecom any monies currently available within Mr. Baber's account. In October 2006, the court made an Interim Order ordering Halifax plc to hold any amounts available within Mr. Baber’s account (up to the amount of the judgment being £54,000) in favor of Story Telecom until full hearing takes place. Full hearing took place on January 18, 2007, during which the court ordered Halifax plc to pay Story Telecom any monies held in Mr. Baber’s account. Halifax plc transferred approximately £1,200 ($2,351) to Story Telecom’s account as these were all the monies available. On March 3, 2007, the court, following Story Telecom’s request, ordered Mr. Baber to attend court on April 3, 2007, for questioning regarding his financial situation whereby he will also be required to detail all his assets. Following such questioning Story Telecom will look to pursue the most likely to succeed course of action in collecting the monies due.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 28, 2006, an Annual Meeting of shareholders was held at the offices of Gersten Savage, LLP in New York. The following proposals were approved by the shareholders at the above-mentioned Annual Meeting, in addition to the election of eight members of our Board of Directors: (1) The appointment of Stark, Winter, Scheinkein & Co., LLP as the Company’s Independent Certified Public Accountants, for the fiscal year ending December 31, 2006, and the first three quarters of the fiscal year ending December 31, 2007 (“Proposal II”). 7,128,368 shares were voted for Proposal II, 2,050 shares were voted against and 2,000 shares were abstained. No "broker non-votes" participated in the vote for Proposal II; (2) An amendment to the Company’s Articles of Incorporation (the "Articles of Incorporation") whereby the Articles of Incorporation will be amended to provide for an authorized capital of 75,000,000 shares of Common Stock $0.001 par value. In addition, the amendment will eliminate the 50,000,000 authorized shares of Preferred Stock (“Proposal III”). 7,116,918 shares were voted for Proposal III, 12,400 shares were voted against and 3,100 shares were abstained. No "broker non-votes" participated in the vote for Proposal III; (3) Any and all issuances of warrants to Mr. Wade Spooner, pursuant to Section 3.4 (“Acquisition Bonus”) of that certain Employment Agreement dated March 10, 2005, between the Company’s wholly-owned subsidiary, Xfone USA, Inc. and Mr. Wade Spooner (“Proposal IV”). 7,117,868 shares were voted for Proposal IV, 11,000 shares were voted against and 3,550 shares were abstained. No "broker non-votes" participated in the vote for Proposal IV; (4) Any and all issuances of warrants to Mr. Ted Parsons, pursuant to Section 3.4 (“Acquisition Bonus”) of that certain Employment Agreement dated March 10, 2005, between the Company’s wholly-owned subsidiary, Xfone USA, Inc. and Mr. Ted Parsons (“Proposal V”). 7,118,868 shares were voted for Proposal V, 11,000 shareholders voted against and 2,550 shareholders abstained. No "broker non-votes" participated in the vote for Proposal V.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

As of June 8, 2005, our common stock is quoted and traded under the symbol “XFN” on the American Stock Exchange (“AMEX“). As of July 24, 2006, our common stock is also quoted and traded under the symbol “XFN” on the Tel Aviv Stock Exchange (“TASE”).

As of December 31, 2006, the closing price of our common stock was $2.89 (AMEX) / 11.74 NIS (TASE). As of March 29, 2007, the closing price of our common stock was $2.48 (AMEX) / 10.58 NIS (TASE).

There is a limited trading market for our common stock. There is no assurance that a regular trading market for our common stock will develop or if developed that it will be sustained. A shareholder in all likelihood, therefore, may not be able to resell his securities should he or she desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Below is the market information pertaining to the range of the high and low bid information of our common stock for each quarter since year 2002. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	Low	High
2006
Fourth Quarter	$2.26	$2.90
Third Quarter	$2.18	$2.85
Second Quarter	$2.65	$3.01
First Quarter	$2.68	$3.84
2005
Fourth Quarter	$2.30	$3.09
Third Quarter	$2.90	$3.40
Second Quarter	$2.80	$3.30
First Quarter	$2.50	$4.29
2004
Fourth Quarter	$1.95	$3.35
Third Quarter	$2.90	$3.75
Second Quarter	$2.80	$3.90
First Quarter	$3.35	$5.75
2003
Fourth Quarter	$3.15	$6.25
Third Quarter	$0.51	$3.60
Second Quarter	$0.30	$0.64
First Quarter	$0.30	$0.77
2002
Fourth Quarter	$0.66	$1.45
Third Quarter	$0.70	$1.33
Second Quarter	$0.70	$3.65
First Quarter	$0.00	$0.00

The source of the above information is http://www.amex.com.

Holders

On March 29, 2007, there were 345 holders of record of our common stock.

Dividends

No cash dividend was declared in 2005 and 2006.

On September 27, 2005, a Securities Purchase Agreement (the "Securities Purchase Agreement") was entered for a $2,000,000 financial transaction by and among the Company, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment, which took the form of a Convertible Term Note secured by the Company's United States assets, has a 3 year term and bears interest at a rate equal to prime plus 1.5% per annum. The Term Note is convertible, under certain conditions, into shares of the Company's common stock at an initial conversion price equal to $3.48 per share. In conjunction with this financial transaction, we issued to Laurus Master Fund 157,500 warrants which are exercisable at $3.80 per share for a period of five years. The closing of the financial transaction was on September 28, 2005. The Securities Purchase Agreement provides that for so long as twenty five percent (25%) of the principal amount of the Term Note is outstanding, the Company, without the prior written consent of Laurus Master Fund, shall not, and shall not permit any of the Subsidiaries (as defined in the Securities Purchase Agreement) to directly or indirectly declare or pay any dividends, other than dividends paid to the Company or any of its wholly-owned Subsidiaries.

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
As of December 31, 2006

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the plan
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,350,000*	$3.50	150,000*
Total	5,350,000	$3.50	150,000

* On November 24, 2004, our board of directors approved and adopted the principal items forming our 2004 Stock Option Plan (the “2004 Plan”) which is designated for the benefit of employees, officers, directors, consultants and subcontractors of the Company including its subsidiaries. On November 1, 2005, the 2004 Plan was approved by our board of directors, and on March 13, 2006 by our shareholders, at a Special Meeting. Under the 2004 Plan, the Plan Administrator is authorized to grant Options to acquire up to a total of 5,500,000 shares of common stock.

Recent Sales of Unregistered Securities

On March 8, 2006, due to the termination of Nick Matsoukis’ employment, his 50,000 options (which were granted under the Company’s 2004 Stock Option Plan) were terminated.

On March 28, 2006, we issued to Gersten Savage, LLP 755 restricted shares of our common stock as consideration for legal services. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the shares issued were restricted as to transfer and the certificates representing the shares were marked with a restrictive legend; (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment; and (iv) the investor had a preexisting relationship with the Company's President and Chief Executive Officer, Mr. Guy Nissenson.

On March 28, 2006, we issued to Oberon Securities, LLC 30,144 shares of our common stock pursuant to that certain Letter Agreement dated November 15, 2005, between the Company and Oberon Securities. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the shares issued were restricted as to transfer and the certificates representing the shares were marked with a restrictive legend; (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment; and (iv) the investor had a preexisting relationship with the Company's President and Chief Executive Officer, Mr. Guy Nissenson.

On March 31, 2006, and in conjunction with a Letter Agreement dated October 10, 2005 with MCG Capital Corporation, a major creditor of I-55 Internet Services, we issued to MCG Capital 667,998 shares of our common stock, valued at fair value of $2,010,006, in return for retiring its loan with I-55 Internet Services. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the shares issued were restricted as to transfer and the certificate representing the shares was marked with a restrictive legend; and (iii) the investor was provided with a Proxy Statement which enabled him to evaluate the merits of his investment.

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

During May 2006, and in conjunction with the merger that consummated on March 31, 2006, we issued to the following shareholders of I-55 Internet Services, Inc. 789,863 restricted shares of our common stock valued at $2,380,178 and 603,939 warrants valued at $1,284,722, based on the Black Scholes option-pricing model: Brian Acosta - 53,008 shares and 40,531 warrants; Trustmark National Bank as Escrow Agent for Brian Acosta - 53,008 shares and 40,530 warrants; Hunter McAllister - 26,504 shares and 20,265 warrants; Trustmark National Bank as Escrow Agent for Hunter McAllister - 26,504 shares and 20,265 warrants; Terry Cooper - 79,512 shares and 60,796 warrants; Trustmark National Bank as Escrow Agent for Terry Cooper - 79,511 shares and 60,795 warrants; Brian Harper - 79,512 shares and 60,796 warrants; Trustmark National Bank as Escrow Agent for Brian Harper - 79,511 shares and 60,795 warrants; Danny Acosta - 6,626 shares and 5,067 warrants; Trustmark National Bank as Escrow Agent for Danny Acosta - 6,626 shares and 5,066 warrants; Jason Hunt - 1,325 shares and 1,014 warrants; Trustmark National Bank as Escrow Agent for Jason Hunt - 1,325 shares and 1,013 warrants; Kevin Hunt - 1,325 shares and 1,014 warrants; Trustmark National Bank as Escrow Agent for Kevin Hunt - 1,325 shares and 1,013 warrants; C.R. Miller, JR. - 14,842 shares and 11, 349 warrants; Trustmark National Bank as Escrow Agent for C.R. Miller, JR. - 14,842 shares and 11, 348 warrants; Wayne Cooper - 26,504 shares and 20,265 warrants; Trustmark National Bank as Escrow Agent for Wayne Cooper - 26,504 shares and 20,265 warrants; Chad Soileau - 2,651 shares and 2,027 warrants; Trustmark National Bank as Escrow Agent for Chad Soileau - 2,650 shares and 2,026 warrants; Dennis Moss - 1,325 shares and 1,014 warrants; Trustmark National Bank as Escrow Agent for Dennis Moss - 1,325 shares and 1,013 warrants; Randy Moss - 1,325 shares and 1,014 warrants; Trustmark National Bank as Escrow Agent for Randy Moss - 1,325 shares and 1,013 warrants; MCG Capital Corporation - 100,474 shares and 76,823 warrants; Trustmark National Bank as Escrow Agent for MCG Capital Corporation - 100,474 shares and 76,822 warrants. The warrants are exercisable on a one to one basis into restricted shares of our common stock at an exercise price of $3.31 per share, and have a term of five years. We relied upon the exemption from registration provided by Section 4(2) of the Act and Regulation D promulgated thereunder. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) there were less than 35 non-accredited purchasers; (iii) the shares issued were restricted as to transfer and the certificates representing the securities were marked with a restrictive legend; and (iv) the investors were provided with a Proxy Statement containing the information required by Rule 502 of Regulation D which enabled them to evaluate the merits of their investment.

During May 2006, and in conjunction with the merger that consummated on March 31, 2006, we issued to the sole shareholder of I-55 Telecommunications, LLC. 223,702 restricted shares of our common stock valued at $671,687 and 79,029 warrants valued at $166,667, based on the Black Scholes option-pricing model with 90% volatility. The shares and warrants were issued as follows: Randall Wade James Tricou - 111,851 shares and 39,515 warrants; Trustmark National Bank as Escrow Agent for Randall Wade James Tricou - 111,851 shares and 39,514 warrants. The warrants are exercisable on a one to one basis into restricted shares of our common stock at an exercise price of $3.38 per share, and have a term of five years. We relied upon the exemption from registration provided by Section 4(2) of the Act and Regulation D promulgated thereunder. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) there were less than 35 non-accredited purchasers; (iii) the shares issued were restricted as to transfer and the certificates representing the securities were marked with a restrictive legend; and (iv) the investors were provided with a Proxy Statement containing the information required by Rule 502 of Regulation D which enabled them to evaluate the merits of their investment.

During May 2006, and in conjunction with Agreements to Purchase Promissory Notes dated October 31, 2005 / February 3, 2006 with certain creditors of I-55 Telecommunications, LLC, we issued to the following creditors of I-55 Telecommunications 163,933 restricted shares of our common stock and 81,968 warrants at a total value of $492,220, in return for retiring their individual loans with I-55 Telecommunications: Randall Wade James Tricou - 84,359 shares and 42,180 warrants; Rene Tricou - Tricou Construction - 25,986 shares and 12,993 warrants; Rene Tricou - Bon Aire Estates - 20,019 shares and 10,010 warrants; Rene Tricou - Bon Aire Utility - 7,997 shares and 3,999 warrants; Danny Acosta - 25,572 shares and 12,786 warrants. The warrants are exercisable on a one to one basis into restricted shares of our common stock at an exercise price of $3.38 per share, and have a term of five years. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; and (ii) the shares issued were restricted as to transfer and the certificates representing the securities were marked with a restrictive legend.

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

On July 3 2006, we issued to Preiskel & Co LLP 5,236 restricted shares of our common stock as consideration for legal services. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the shares issued were restricted as to transfer and the certificates representing the shares were marked with a restrictive legend; (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment; and (iv) the investor had a preexisting relationship with the Company's President and Chief Executive Officer, Mr. Guy Nissenson.

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

On July 11, 2006, and in conjunction with a March 10, 2005 Employment Agreement between Xfone USA, Inc. and Wade Spooner, its President and Chief Executive Officer, we issued to Mr. Spooner an “Acquisition Bonus” of 32,390 warrants. We were advised by AMEX that the approval of the shareholders of the Company is required in order to allow the issuance and listing of the shares underlying said warrants. The required approval was obtained on December 28, 2006. The warrants are exercisable on a one to one basis into restricted shares of our common stock at an exercise price of $3.285, and have a term of five years. These warrants do not necessarily constitute the entire Aggregate Transaction Consideration as defined in the Employment Agreement. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the certificate representing the warrants was marked with a restrictive legend.

On July 11, 2006, and in conjunction with a March 10, 2005 Employment Agreement between Xfone USA, Inc. and Ted Parsons, its Vice President and Chief Marketing Officer, we issued to Mr. Parsons an “Acquisition Bonus” of 16,195 warrants. We were advised by AMEX that the approval of the shareholders of the Company is required in order to allow the issuance and listing of the shares underlying said warrants. The required approval was obtained on December 28, 2006. The warrants are exercisable on a one to one basis into restricted shares of our common stock at an exercise price of $3.285, and have a term of five years. These warrants do not necessarily constitute the entire Aggregate Transaction Consideration as defined in the Employment Agreement. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the certificate representing the warrants was marked with a restrictive legend.

On July 11, 2006, and in conjunction with a Letter Agreement dated June 15, 2006 between the Company and Oberon Securities, LLC, we issued to Oberon Securities 243,100 warrants at an exercise price of $2.86 and 37,200 warrants at an exercise price of $3.34. The warrants are exercisable on a one to one basis into restricted shares of our common stock, and have a term of five years. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the certificates representing the warrants were marked with a restrictive legend; (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment; and (iv) the investor had a preexisting relationship with the Company's President and Chief Executive Officer, Mr. Guy Nissenson.

On July 11, 2006, and in conjunction with a June 19, 2006 Securities Purchase Agreement we issued an aggregate of 172,415 warrants as follows: Central Fund for the Payment of Severance Pay of the First International Bank of Israel Ltd. - 27,974 warrants; Meiron Provident Fund for Self Employed Persons of the First International Bank of Israel Ltd. - 26,121 warrants; Atidoth Provident and Compensation Fund of the First International Bank of Israel Ltd. - 21,552 warrants; Tohelet Provident and Compensation Fund of the first International Bank of Israel Ltd. - 517 warrants; Mishtalem Funds for Continuing Education of the First International Bank of Israel Ltd. - A - 27,974 warrants; Keren Hashefa Provident and Compensation Fund of the First International Bank of Israel Ltd. - 29,828 warrants; Mishtalem Funds for Continuing Education of the First International Bank of Israel Ltd. - B - 21,552 warrants; Hamelacha Provident and Compensation Fund of the First International Bank of Israel Ltd. - 862 warrants; Teuza Provident and Compensation Fund of the First International Bank of Israel Ltd. - 12,069 warrants; Kidma Provident Funds Management Company Ltd. for Menifa Provident Fund for Bank of Israel Employees - 3,707 warrants; Security Pension Fund for Artisans Industrialists and Self Employed Persons Ltd. - 259 warrants. The warrants are exercisable on a one to one basis into restricted shares of our common stock, at an exercise price of $3.40, and have a term of five years. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the certificates representing the warrants were marked with a restrictive legend; and (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment.

On July 11, 2006, and in conjunction with a July 3, 2006 Service Agreement between the Company, Swiftnet Limited and John Mark Burton, the Managing Director of our UK based subsidiaries, Swiftnet Limited and Equitalk.co.uk Limited, the Company’s Board of Directors approved the grant of 300,000 options, under and subject to our 2004 Stock Option Plan, to Mr. Burton. The options are exercisable on a one to one basis into restricted shares of our common stock, at an exercise price of $3.50, and have a term of ten years. The vesting of the options will be over a period of 4 years as follows: 75,000 options are vested on July 3, 2007. Thereafter, 18,750 options are vested every 3 months for the following 3 years. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because the offer and sale of the securities did not involve a public offering or an underwriter.

On August 17, 2006, due to Arie Czertok's resignation from the Board of Directors, his 25,000 options (which were granted under the Company’s 2004 Stock Option Plan) were terminated.

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

On October 30, 2006, the Company’s Board of Directors approved a grant of 25,000 options to Itzhak Almog under and subject to the Company’s 2004 Stock Option Plan. The options were granted according to the following terms: Date of Grant - October 30, 2006; Option exercise price - $3.50; Vesting Date - 12 months from the Date of Grant; Expiration Date - 5 years from the Vesting Date. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because the offer and sale of the securities did not involve a public offering or an underwriter.

On November 1, 2006, we issued 6,994 restricted shares of our common stock to Elite Financial Communications Group, LLC in exchange for services. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the shares issued were restricted as to transfer and the certificate representing the shares was marked with a restrictive legend; (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment; and (iv) the investor had a preexisting relationship with the Company's President and Chief Executive Officer, Mr. Guy Nissenson.

On November 20, 2006, we issued in exchange for services 36,000 warrants exercisable at $3.50 per share, 36,000 warrants exercisable at $4.00 per share, and 36,000 warrants exercisable at $4.50 per share to Institutional Marketing Services, Inc. The warrants have a term of five years. In the event we elect early termination of our agreement with Institutional Marketing Services, then any warrants that have not yet reached their vesting date will be cancelled. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the certificates representing the warrants were marked with a restrictive legend; and (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment.

On November 27, 2006, we issued in exchange for services 117,676 warrants exercisable at $3.50 per share to Crestview Capital Master, LLC. The warrants have a term of five years and shall vest as follows: 29,419 warrants immediately, 29,419 warrants on February 10, 2007, 29,419 warrants on May 10, 2007, and 29,419 warrants on August 10, 2007. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the certificates representing the warrants were marked with a restrictive legend; (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment; and (iv) the investor had a preexisting relationship with the Company's President and Chief Executive Officer, Mr. Guy Nissenson.

On December 26, 2006, and in conjunction with a December 25, 2006 oral stock purchase agreement, the Company repurchased from Abraham Keinan, its Chairman of the Board, 100,000 restricted shares of its common stock at a price of $2.70 per share (market price at that day was $2.80 per share). The 100,000 shares were returned to the Company for cancellation. The Agreement was approved by all non-interested members of the Board of Directors, following a review and discussion by the Company’s Audit Committee.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

OVERVIEW

Xfone, Inc. was incorporated in Nevada, U.S.A. in September 2000. We are a holding company providing international voice, video and data communications services with operations in the United Kingdom, the United States and Israel offering a wide range of services, including: local, long distance and international telephony services; prepaid and postpaid calling cards; cellular services; Internet services; messaging services (Email/Fax Broadcast, Email2Fax and Cyber-Number); and reselling opportunities. We serve customers across Europe, Asia, North America, South America, Australia and Africa. In February 2007, we moved our principal executive offices to Flowood, Mississippi, sharing executive office space with our wholly owned U.S. subsidiary, Xfone USA, Inc.

On October 4, 2000, we acquired Swiftnet Limited which had a business plan to provide comprehensive telecommunication services and products by integrating new and old products, services and ideas through one website. Swiftnet was incorporated in 1990 under the laws of the United Kingdom and is headquartered in London, England. Until 1999, the main revenues for Swiftnet were derived from messaging and fax broadcast services. During 2000, Swiftnet shifted its business focus and its focus has remained on telephony voice services offering comprehensive support packages to resellers and new services. Utilizing automation and proprietary software packages, Swiftnet's strategy is to grow without the need for heavy investments and with lower expenses for operations and registration of new customers.

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

Mergers, Acquisitions and Financings

On May 28, 2004, we entered into an agreement and Plan of Merger to acquire WS Telecom, Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., through the merger of WS Telecom into our wholly owned U.S. subsidiary Xfone USA, Inc. On July 1, 2004, Xfone USA entered into a management agreement with WS Telecom which provided that Xfone USA provide management services to WS Telecom pending the consummation of the merger. The management agreement provided that all revenues generated from WS Telecom business operations would be assigned and transferred to Xfone USA. The term of the management agreement commenced on July 1, 2004, and continued until the consummation of the merger on March 10, 2005.  Headquartered in Jackson, Mississippi, Xfone USA, Inc. is an integrated telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system and network. Xfone USA provides residential and business customers with high quality local, long distance and high-speed broadband Internet services, as well as cable television services in certain planned residential communities in Mississippi. Xfone USA is licensed to provide telecommunications services in Alabama, Florida, Georgia, Louisiana and Mississippi. Xfone USA utilizes integrated multi-media offerings - combining digital voice, data and video services over broadband technologies - all on one single itemized bill.

On August 18, 2005, we entered into an Agreement and Plan of Merger to acquire I-55 Internet Services, Inc., a Louisiana corporation (the “I-55 Internet Merger Agreement”). On September 13, 2005, we filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the I-55 Internet Merger Agreement. On October 10, 2005, we entered into a First Amendment to the Merger Agreement, by and among I-55 Internet Services, Xfone, Inc, Xfone USA, Inc., our wholly-owned United States subsidiary and Hunter McAllister and Brian Acosta, key employees of I-55 Internet Services, in order to induce Xfone, Inc and Xfone USA not to terminate the I-55 Internet Merger Agreement due to the material adverse effect that Hurricane Katrina has had on the assets and business of I-55 Internet Services. As part of the amendment and since, at that time, the merger of I-55 Internet Services with and into Xfone USA had not been consummated yet, in the interim, the parties agreed and entered into on October 11, 2005 a Management Agreement (the "I-55 Internet Management Agreement") that provided that I-55 Internet Services hired and appointed Xfone USA as manager to be responsible for the operation and management of all of I-55 Internet Services business operations, including among other things personnel, accounting, contracts, policies and budget. In consideration of the management services provided under the I-55 Internet Management Agreement, I-55 Internet Services assigned and transferred to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the I-55 Internet Management Agreement. The term of the I-55 Internet Management Agreement commenced on October 11, 2005 and continued until the consummation of the merger on March 31, 2006.

In conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Internet Services, we issued a total of 789,863 shares of our common stock valued at $2,380,178 and 603,939 warrants exercisable for a period of five years into shares of our common stock, with an exercise price of $3.31, valued based on the Black Scholes option-pricing model (the "Xfone Stock and Warrant Consideration"). A portion of the Xfone Stock and Warrant Consideration issued at closing was placed in an escrow. The First Amendment to the Merger Agreement provides for an adjustment to the consideration paid based on changes in customer billings as determined pursuant to a certain formula (the "Customer Billing Adjustment Amount"). The Company has determined that the Customer Billing Adjustment Amount is $247,965.57 and on March 27, 2007, sent a claim for this amount against the escrowed portion of the Xfone Stock and Warrant Consideration.

In conjunction with that certain Letter Agreement dated October 10, 2005 with MCG Capital Corporation (the "Letter Agreement"), a major creditor of I-55 Internet Services, and upon the consummation of the merger on March 31, 2006, we issued to MCG Capital 667,998 shares of our common stock, valued at fair value of $2,010,006, in return for retiring its loan with I-55 Internet Services.

I-55 Internet Services provided Internet access and related services, such as installation of various networking equipment, website design, hosting and other Internet access installation services, throughout the Southeastern United States to individuals and businesses located predominantly in rural markets in Louisiana and Mississippi. As a result of the merger with and into Xfone USA, these services are now available in expanded markets throughout Louisiana and Mississippi. The Internet service offerings include dial-up, DSL, high speed dedicated Internet access, web services, email, the World Wide Web, Internet relay chat, file transfer protocol and Usenet news access to both residential and business customers. The I-55 Internet Services offerings provided various prices and packages that allowed I-55 Internet Services subscribers to customize their subscription with services that met customers’ particular requirements. Xfone USA now provides bundled services of voice and data (broadband Internet) to customers throughout its service areas.

On August 26, 2005, we entered into an Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC, a Louisiana corporation (the “I-55 Telecom Merger Agreement”). On September 13, 2005, we filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the I-55 Telecom Merger Agreement. In order to demonstrate our intention to continue on with the transaction contemplated by the I-55 Telecom Merger Agreement, the parties entered into on October 12, 2005 a Management Agreement (the “I-55 Telecom Management Agreement”) that provided that I-55 Telecommunications hired and appointed Xfone USA as manager to be responsible for the operation and management of all of I-55 Telecommunications’ business operations. In consideration of the management services provided under the I-55 Telecom Management Agreement, I-55 Telecommunications assigned and transferred to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the I-55 Telecom Management Agreement. The term of the I-55 Telecom Management Agreement commenced on October 12, 2005 and continued until the consummation of the merger on March 31, 2006.

In conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Telecommunications, we issued a total of 223,702 shares of our common stock valued at $671,687 and 79,029 warrants exercisable into shares of our common stock, with an exercise price of $3.38, valued based on the Black Scholes option-pricing model.

In conjunction with certain Agreements to Purchase Promissory Notes dated October 31, 2005 / February 3, 2006 with Randall Wade James Tricou; Rene Tricou - Tricou Construction; Rene Tricou - Bon Aire Estates; Rene Tricou - Bon Aire Utility; and Danny Acosta, creditors of I-55 Telecommunications (the "Creditors"), and upon the consummation of the merger on March 31, 2006, we issued to the Creditors an aggregate of 163,933 restricted shares of common stock and an aggregate of 81,968 warrants, exercisable at $3.38 per share, at a total value of $492,220, in return for retiring their individual loans with I-55 Telecommunications.

I-55 Telecommunications provided voice, data and related services throughout Louisiana and Mississippi to both individuals and businesses. Prior to the merger with and into Xfone USA, I-55 Telecommunications was a licensed facility based CLEC operating in Louisiana and Mississippi with a next generation class 5 carrier switching platform. I-55 Telecommunications provided a complete package of local and long distance services to residential and business customers across both states. As a result of the merger, Xfone USA has now expanded its On-Net (facilities) service area, through I-55 Telecommunications, into New Orleans, Louisiana and surrounding areas, including Hammond, Louisiana and Baton Rouge, Louisiana. Xfone USA is expanding its sales offices to include New Orleans, in an effort to continue revenue growth and increase market share in the revitalized city, as well as into Biloxi, Mississippi, Hammond, Louisiana and Baton Rouge, Louisiana. Regulations affecting the telecommunications industry began in March 2006; conversions of all circuits affected were completed in April 2006. The competition in secondary markets, such as Jackson, Mississippi, Baton Rouge, Louisiana, and Biloxi, Mississippi, as opposed to Tier 1 markets such as Atlanta, Georgia, is also rapidly declining due to the removal of UNE-P and the decline in the competitive local exchange providers that had been dependent on UNE-P as their only source for providing competitive local telephone services in those markets. This provides for a unique opportunity for Xfone USA to gain market share, by utilizing its existing network and to expand its facilities into these opportunity areas becoming a primary alternative to the monopoly Incumbent Local Exchange Company.

On September 27, 2005, a Securities Purchase Agreement was entered for a $2,000,000 financial transaction by and among us, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment took the form of a convertible term note secured by our United States assets. The Term Note has a 3 year term, bears interest at a rate equal to prime plus 1.5% per annum, and is convertible, under certain conditions, into shares of our common stock at an initial conversion price equal to $3.48 per share. In conjunction with the financial transaction, we issued to Laurus Master Fund 157,500 warrants which are exercisable at $3.80 per share for a period of five years. The closing of the financial transaction was on September 28, 2005. The conversion of the Term Note will result in dilution in the percentage of common stock owned by the company's existing shareholders, although the conversion price was in excess of the net tangible book value per share and accordingly was not economically dilutive.

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

On January 1, 2006, Xfone USA, Inc., our wholly owned subsidiary, entered into an Agreement with EBI Comm, Inc. (“EBI”), a privately held Internet Service Provider, to purchase the assets of EBI. EBI provided a full range of Internet access options for both commercial and residential customers in north Mississippi. Based in Columbus, Mississippi, EBI’s services included Dial-up, DSL, T1 Dedicated Access and Web Hosting. The customer base, numbering approximately 1,500 Internet users, is largely concentrated in the Golden Triangle area, which includes Columbus, West Point and Starkville, Mississippi. The acquisition was structured as an asset purchase, providing for Xfone USA to pay EBI total consideration equal to 50% of the monthly collected revenue from the customer base during the first 12 months, beginning January 2006. Acquired assets include the customer base and customer lists, trademarks and all related intellectual property, fixed assets and all account receivables. As of December 31, 2006, we paid $85,699 (£43,746) in consideration of this acquisition. The acquisition was not significant from an accounting perspective.

On January 10, 2006 (effective as of January 1, 2006), Xfone USA, Inc., our wholly owned subsidiary, entered into an Asset Purchase Agreement with Canufly.net, Inc. (“Canufly.net”), an Internet Service Provider based in Vicksburg, Mississippi, and its principal shareholder, Mr. Michael Nassour. Canufly.net provided residential and business customers with high-speed Internet services and utilized the facilities-based network of Xfone USA, as an alternative to BellSouth, to provide Internet connectivity to its customers. Canufly.net also provided Internet services through a small wireless application in certain areas in Vicksburg, Mississippi. The transaction was closed on January 24, 2006. We agreed to pay a total purchase price of up to $710,633, payable as follows: (i) $185,000 in cash payable in twelve equal monthly payments, the first installment was paid at closing, and as of December 31, 2006, the entire amount was paid in full and in accordance with the Asset Purchase Agreement; (ii) $255,633 in cash, paid at closing, to pay off the loan with the B&K Bank; (iii) 33,768 restricted shares of common stock and 24,053 warrants exercisable at $2.98 per share for a period of five years were issued to the shareholders of Canufly.net during May 2006. Following the closing in 2006 and due to the satisfaction of certain earnout provisions in the Asset Purchase Agreement the Company issued in March 2007 additional 20,026 restricted shares of common stock and 14,364 warrants exercisable at $2.98 per share for a period of five years to the shareholders of Canufly.net. The acquisition was not significant from an accounting perspective.

On May 10, 2006, we, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited, a company controlled by Mr. Davison, entered into a Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, we increased our ownership interest in Story Telecom from 39.2% to 69.6% in a cash transaction valued at $1,200,000. $900,000 of the total consideration was applied to payables owed by Story Telecom to us and our subsidiary Swiftnet Limited for back-end telecommunications services. The balance of $300,000 was paid to Story Telecom, and is being used as working capital. Story Telecom, Inc., a telecommunication service provider, operated in the United Kingdom through its two wholly owned subsidiaries, Story Telecom Limited and Story Telecom (Ireland) Limited (which was dissolved on February 23, 2007). Story Telecom operates as a division of our operations in the United Kingdom. Founder and CEO of Story Telecom, Nir Davison, remained as Managing Director of the division. The stock purchase pursuant to the Stock Purchase Agreement was completed on May 16, 2006. The transaction contemplated by the Stock Purchase Agreement was not significant from an accounting perspective.

On May 25, 2006, we and the shareholders of Equitalk.co.uk Limited, a privately held telephone company based in the United Kingdom ("Equitalk") entered into an Agreement relating to the sale and purchase of Equitalk (the "Equitalk Agreement"). The Equitalk Agreement provided for us to acquire Equitalk in a restricted common stock and warrant transaction valued at $1,650,000. The acquisition was completed on July 3, 2006, and on that date Equitalk became our wholly owned subsidiary. In conjunction with the completion of the acquisition and in exchange for all of the capital stock of Equitalk, we issued a total of 402,192 restricted shares of our common stock and a total of 281,872 warrants exercisable at $3.025 per share for a period of five years. Founded in December 1999, Equitalk, a VC-financed company, was the first fully automated e-telco in the United Kingdom. Equitalk provides both residential and business customers with low-cost IDA and CPS voice services, broadband and teleconferencing.

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

On December 24, 2006, the Company entered into an Agreement to sell to Halman-Aldubi Provident Funds Ltd. and Halman-Aldubi Pension Funds Ltd. an aggregate of 344,828 restricted shares of its common stock, at a purchase price of $2.90 per share, together with an aggregate of 172,414 warrants to purchase shares of its common stock, at an exercise price of $3.40 per share and with a term of five years. The financial transaction was closed on February 8, 2007. The financial transaction resulted in dilution in the percentage of common stock owned by the Company's existing shareholders, although the price paid was in excess of the net tangible book value per share and accordingly was not economically dilutive.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006

U.K. Operations - 2006

Our U.K. subsidiary, Swiftnet Limited operates switching and computer systems offering a range of innovate, in-house developed, telecommunications services. Swiftnet's strategy is to grow without the need for heavy investments and with lower operational expenses through the use of automation. A comprehensive range of telecommunication services and products are sold to directly end-users, through a web site integrating all Swiftnet's services. The services are mainly telephone related services to customers dialing local and international destinations. Swiftnet provides value added services such as fax broadcast, email to fax and various other messaging services. Swiftnet also provides services for a range of resellers and partners to sell to their customers. These resellers and partners include Auracall Limited, Story Telecom Limited and Equitalk.co.uk Limited. Swiftnet's telecommunications services are used by subscribers in the U.K. and worldwide.

Our U.K. subsidiary, Equitalk.co.uk Limited is an automated e-telco providing post-paid, telecommunications services to customers across the whole of the U.K. These customers are typically making calls within the UK. Equitalk's strategy is to grow through acquiring customers directly through sales and marketing activities.

Our U.K. subsidiary, Story Telecom Limited provides international calling services through calling cards and special access numbers available for use from mobile phone and landlines. Story Telecom's strategy is to grow through adding additional products and services targeted at customers making international calls.

In 2006 we had only approximately 0.1% of the market share of the United Kingdom telecommunication market (not including mobiles revenues), based on our revenues of $17.0 million (approximately 8.7 million United Kingdom pounds) during 2006, compared with approximately 19.8 billion U.S. dollars telecommunication market (not including mobiles revenues) in the United Kingdom (approximately 10.1 billion United Kingdom pounds).

We had four major types of customers in the U.K.: Residential, Commercial, Governmental agencies and Resellers. During 2006, there was one U.K. customer that accounted for 5% or more of our revenues - Auracall Limited (a 32.5% equity investment), represented approximately 7.5% of our U.K. revenues. Our largest non affiliated reseller was WorldNet Global Communications Ltd. ("WorldNet") that generated approximately 3% of our U.K. revenues during 2006. We provide WorldNet with the billing system. We anticipate that WorldNet will continue to contribute approximately the same amount of UKP to our revenues in year 2007. However, should our agreements involving Auracall or WorldNet be cancelled, our revenues will be negatively affected.

In 2006, approximately 44.7% of our revenues were derived from our operations in the United Kingdom.

The U.K. market is highly competitive and our U.K. operations have a strong track record in innovation and in staying ahead of the competition. With a good pipeline of new products and ideas in development, we expect this to continue into 2007.

During 2006 some sectors of the U.K. telecommunications market have experienced reduced competition as a result of large mergers between Carphone Warehouse, Tele2 and Onetel. On-going regulation of the British Telecommunications plc (the incumbent monopoly) is designed to produce a level playing field for competition and the benefits of this are being felt by us.

With a continued focus on quality and operational efficiencies, we expect to be able to support continued organic growth in sales and profits during 2007. Growth is projected to come from products introduced during 2006 as a result of increased marketing activity and on-going product improvements.

The U.K. operations will continue to search for suitable acquisitions in Europe to give non-organic growth. These will be assessed on their ability to increase shareholder value, on criteria which include their EPS contribution, size, cost, operational fit and quality of management.

U.S. Operations - 2006

Our U.S. subsidiary, Xfone USA, Inc. provides voice, data and related services throughout Louisiana and Mississippi to both individuals and businesses. Xfone USA is a licensed facility based CLEC operating in Louisiana and Mississippi with a next generation class 5-carrier switching platform. Xfone USA offers a complete package of local and long distance services to residential and business customers across both states.

In 2006 we had approximately 13,500 End-User Switched Access telephone lines in the Alabama, Louisiana and Mississippi market through the combination of Xfone USA and I-55 Telecommunications, LLC or approximately 0.2% of market share. This total market size in 2006 represented 5,789,992 telephone lines, with BellSouth Telecommunications maintaining its monopoly market share with 4,877,791 telephone lines or approximately 84% of the market. All CLECs combined made up the remaining 921,201 telephone lines or approximately 16% of the tri-state market, according to the 2006 FCC Report - Trends in Local Telephone Competition.

In 2006, approximately 40.8% of our revenues were derived from our operations in the United States.

With continued cross selling to Xfone USA Customers as well as projected expansion into specific targeted wire centers, we expect to continue revenue growth and increase market share. Regulations affecting the telecommunications industry began in March 2006; conversions of all circuits affected were completed in April 2006. The competition in rural markets is also rapidly declining due to the removal of UNE-P and the decline in the competitive local exchange providers that had been dependent on UNE-P as their only source for providing competitive local telephone services in those communities. We believe that this provides for a unique opportunity for Xfone USA to gain market share, by utilizing its existing network and to expand it facilities into these areas becoming a primary alternative to the monopoly Incumbent Local Exchange Company.

The overall trend for 2006 showed improving wire line margins in the Business markets and slightly improving margins in the Residential (Consumer) markets for facilities based providers, and this will continue into 2007. Mergers and acquisitions continued throughout 2006, primarily with mega mergers, such as BellSouth and ATT, as a major component for offsetting the line loss felt throughout the CLEC industry due to the regulatory changes. The industry will see continued merger and acquisition activity in 2007 for companies that have cash and public equity resources, and for the same reasons mentioned for 2006. These transactions will continue to change the landscape in the telecommunications industry. Analysts still believe there will be more consolidation opportunity over the next two years in both wire line and wireless markets.

As a result of regulatory changes, the competitive landscape continues to change, creating additional opportunity for facilities based competitive carriers to gain a larger market share in a shorter period of time in certain geographic markets, through internal growth (sales) and external growth (mergers and acquisitions) due to the continued departure of non-faculties based providers through either termination of their business or through acquisitions.

Demands in the market show the increase of interest in providing Telco TV, VOIP products and rapid growth in the Broadband market, heating up competition with the Regional Bell Carriers and cable providers. DSL services should continue to grow due to aggressive pricing with higher speeds becoming the norm delivering download speeds of 6 Meg in certain areas.

Xfone USA's business plan for 2007 continues to include expansion of market share in both Business and Residential markets with focus in its specific geographic service areas primarily in Mississippi and Louisiana, and in those markets where the company has deployed its own network and Central Offices (CO's), which are the highest margin areas. The Business markets will be expanded through Direct Sales and Independent sales efforts, while the Residential markets will be expanded through radio, direct mail, email marketing and other low cost advertising and message delivery opportunities.

The Company's business plan in 2007 also includes growth through acquisitions, which makes sense for several reasons: (i) faster results in achieving large top line revenue performance; (ii) significant synergies impact from consolidating corporate functions; and (iii) relatively easy integration of acquired companies because of facilities and network architecture.

Xfone USA is also planning for the future and emergence of the "Third Network" and has scale and availability to implement VoIP, Telco TV, WiFi and WiMax network architecture, as they become more viable into the future. However, these deployments are currently under much scrutiny and are being implemented in larger metropolitan areas such as New York City, Philadelphia, and San Francisco.

Xfone USA, being a facilities based fully integrated communications carrier, is better positioned in 2007 to continue to take full advantage of the regulatory opportunities afforded to facilities-based providers as a result of the FCC TRRO ruling in 2005, as well as to take advantage of the consolidation momentum started in 2006.

Israeli Operations - 2006

Since the opening of the international telephony market in Israel to competition in 1996, and until 2004, only three companies have provided international telephony services in Israel. The market, estimated at that time to be 2 billion minutes per year, was more or less equally divided between the three companies. On July 4, 2004, the Ministry of Communications of the State of Israel granted our subsidiary, Xfone 018 a license to provide international telecom services in Israel. We started providing services in Israel through Xfone 018 as of mid-December 2004. In 2004, two other new providers of international telephony services launched their services. The international telephony market is highly competitive and therefore all six providers had to offer low prices in order to attract or retain subscribers and call minutes.

During 2006, two significant mergers occurred in the Israeli international telephony market, leaving only four companies in the competition. The implications of these two mergers are yet to be noticed. However, we believe that the mergers will result in a moderate rates increase which may raise Xfone 018 revenues in 2007. The aforementioned mergers enabled Xfone 018 to execute, as of December 2006, a new business strategy, according to which it re-priced its services by distinguishing the rates for its subscribed customers from the rates for its non-subscribed customers. We believe that the new strategy shall prove to be successful, and that in 2007 no significant market share will be lost as a result of its implementation.

In 2006, the Israeli international telephony market was estimated to be 2.6 billion minutes. We estimate our market share as of December 31, 2006, as approximately 5.5% of the Israeli market.

We have two major types of customers in Israel: Residential and Commercial.

In 2006, approximately 14.5% of our revenues were derived from our operations in Israel.

Xfone 018 is operating with significantly lower overhead than its three competitors in the Israeli market by utilizing and building on our previous business models. We therefore believe that Xfone 018 will increase its market share in the international communication market, will generate a greater part of our revenues and will have a major contribution to our expected growth.

Our primary geographic markets are the United Kingdom, the United States and Israel.  However, we serve customers across Europe, Asia, North America, South America, Australia and Africa.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Comparison Financial Information Years ended December 31, 2006 and 2005 - Percentage of Revenues:

	Year Ended December 31,
	2006	2005
Revenues	100%	100%
Cost of Revenues	-58%	-66%
Gross Profit	42%	34%
Operating Expenses:
Research and Development	0%	0%
Marketing and Selling	-13%	-9%
General and Administrative	-26%	-26%
Total Operating Expenses	-39%	-35%
Income before Taxes	2%	1%
Net Income	2%	0%

Years ended December 31, 2006 and 2005:

Revenues. Revenues for the year ended December 31, 2006 increased 37% to £19,353,771 ($37,914,037) from £14,113,748 ($24,346,215) for the same period in 2005. The increase in our revenues is primarily attributable to the operation of Xfone USA and Xfone 018. During year 2006, the revenues of Xfone USA increased 75% to £7,899,033 ($15,474,206) from £4,516,472 ($7,790,914) for the same period in 2005. Increase in the revenues in the U.S. is mainly a result of acquisitions that were completed during 2006. During year 2006, the revenues of Xfone 018 increased 92% to £2,801,793 ($5,488,712) from £1,455,511 ($2,510,755) for the same period in 2005. The increase in the revenues of Xfone 018 is mainly a result of expanding its customer base and introducing a new product to the market.

Cost of Revenues

Cost of revenues consists primarily of traffic time purchased from telephony companies and other related charges. Cost of revenues for the year ended December 31, 2006, increased 21% to £11,214,394 ($21,968,998) from £9,254,597 ($15,964,180) for the same period in 2005. The increase in our revenues is primarily attributable to the operation of Xfone USA and Xfone 018. Cost of revenues as a percentage of revenues decreased to approximately 58% in 2006, from approximately 66% in 2005, primarily attributable to the growth of sales in the U.S. were our margins are higher than in the operations in the U.K. and Israel.

GENERAL ANALYSIS

Research and Development. Research and development expenses were £23,333 ($45,709). Research and development expenses consist of labor costs of our research and development manager and other related costs. We estimate that research and development expenses will remain in the same level in 2007.

Marketing and Selling Expenses. Marketing and selling expenses for the year ended December 31, 2006, increased 100% to £2,520,167 ($4,937,007) from £1,262,182 ($2,177,264) for the same period in 2005. Approximately £200,000 (391,800) of the increase is primarily attributable to the operation of Story Telecom which was not consolidated into our consolidated operations until May 10, 2006. Approximately £450,000 ($881,550) of the increase is attributable to marketing activities in the U.S. markets, and approximately £600,000 ($1,175,400) is attributable to agents’ commission.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2006, increased 39% to £5,067,535 ($9,927,301$) from £3,635,819 ($6,271,788) for the same period in 2005. The increase is primarily attributable to acquisition activity that consummated in 2006.

Marketing and Selling Expenses. Marketing and selling expenses for the year ended December 31, 2006, increased 100% to £2,520,167 ($4,937,007) from £1,262,182 ($2,177,264) for the same period in 2005. Approximately £200,000 ($391,800) of the increase are primarily attributable to the operation of Story Telecom which was not consolidated into our consolidated operations. £450,000 ($881,550) is attributable to marketing activities in the U.S. markets.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2006, increased 39% to £5,067,535 ($9,927,301) from £3,635,819 ($6,271,788) for the same period in 2005. The increase is primarily attributable to acquisition activity that consummated in 2006.

Financing Expenses. Financing expenses, net, for the year ended December 31, 2006, increased 126% to £276,002 ($540,668) from £122,338 ($211,033) for the same period in 2005.

Net Income. Net Income for the year ended December 31, 2006 was £337,262 ($660,696) compared with a £26,078 ($44,983) for the same period in 2005.

Earning Per Share. The earning per share of common stock for the year ended December 31, 2006 was £0.033.

BALANCE SHEET

Comparison of the balance sheet as of December 31, 2006 and December 31, 2005

Current Assets. Current assets amounted to £5,253,433 ($10,291,475) as of December 31, 2006, as compared with £6,895,592 ($11,594,897) as of December 31, 2005. The decrease in the current assets is mainly attributable to the decrease in cash in the amount of £1,872,977 used mainly for investing activities and repayment of long term loans.

Loan to Shareholder. Loan to the shareholder, Mr. Abraham Keinan, our Chairman of the Board of Directors was fully repaid during the year ended December 31, 2006.

Fixed Assets. Fixed assets net, amounted to £2,279,759 ($4,466,048) as of December 31, 2006, as compared with £2,051,315 ($3,538,518) as of December 31, 2005.

Current Liabilities. As of December 31, 2006, current liabilities amounted to £5,727,849 ($11,220,856) as of December 31, 2006, as compared with £5,423,951 ($9,356,315) as of December 31, 2005.

Long-term liabilities. As of December 31, 2006, long-term liabilities amounted to £1,191,337 ($2,333,830) as of December 31, 2006, as compared with £1,471,211 ($2,537,839) as of December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of December 31, 2006, amounted to £621,946 ($1,218,392) as of December 31, 2006, as compared with £2,494,923 ($4,887,556) as of December 31, 2005.

Our capital investments are primarily for the purchase of equipment and software for services that we provide or intend to provide.

Capital lease obligations: we are the lessee of switching and other telecom equipment under capital leases expiring in various dates from 2007 through 2009; during 2006 we repaid £89,348 ($175,033) of our capital lease obligations.

The minimum future lease payments are as set forth in the table below:

	December 31,	December 31,
	2006	2006
		U.S.$

2007	£66,984	131,221
2008	60,248	118,026
2009	16,328	31,987

Total	£143,560	$281,234

We shall continue to finance our operations and fund the current commitments for capital expenditures mainly from the cash provided from operating activities and from private and/or public placements.

On April 18, 2002, Swiftnet Limited received a First Party Charge over credit balances by way of security in the sum of £50,000 ($97,950) plus interest and charges held to the credit of the account due or to become due from Swiftnet to Bank Leumi (UK) plc on any account whatsoever.

On February 5, 2005, Swiftnet Limited received credit facilities from Barclays Asset Financing in the form of a Confidential Invoice Discounting Agreement whereby Barclays would purchase Trade Debtors from Swiftnet in advance of customer payments up to a maximum of £750,000 ($1,469,250). As part of the Agreement a Debenture charge was raised on all the assets of Swiftnet. This Agreement was subsequently terminated and this Debenture charge has been cancelled on December 21, 2006.

As of April 10, 2003, Equitalk.co.uk Limited, our U.K. based subsidiary since July 2006, has received loan facilities from Barclays Bank plc in the form of a Government Small Firms Loan Guarantee Scheme Loan Agreement whereby Barclays would lend Equitalk £150,000 ($293,850). The loan plus interest is repaid monthly and payments are up to date. As part of the agreement a Debenture charge was raised on all the assets of Equitalk. The balance as of December 31, 2006 due is £58,333 ($114,274).

Our U.S. subsidiary, Xfone USA, Inc. has certain loan facilities with certain liens on our fixed assets in the form of installment loan agreements. The total aggregate amount of these loans as of December 31, 2006 is £284,197 ($556,742).

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

Our Israel based subsidiary, Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel in order to finance its start-up activities. As of December 31, 2006, the credit facilities include a revolving credit line of 500,000 NIS (£60,600) ($118,715), a short-term credit line of 2,550,000 NIS (£309,060) ($605,449), and long-term credit line of 1,290,000 NIS (£156,348) ($306,286). In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS (£381,780) ($747,907) to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; (b) a fixed charge on its telecommunication equipment (including switches); (c) subordination of a Term Note of $800,000 (£408,372). This Term Note was executed in July 2004 by Xfone 018 in favor of the Company; (d) assignment of rights by way of pledge on the Partner Communications Company Ltd. contract, the Cellcom Israel Ltd. contract, the Pelephone Communications Ltd. contract, and the credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson, which includes a pledge on 1,000,000 shares of common stock of the Company owned by Mr. Keinan, and an undertaking to provide Bank Hapoalim with an additional financial guarantee of up to $500,000 (£255,232) under certain circumstances. We agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral; (f) We and Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank; (g) subordination of the Minority Partner Loan (as defined below) in the amount of $400,000 (£793,600). As of December 31, 2006, we have a balance due of $647,557 (£330,555) under the credit facility.

According to an agreement between us, Xfone 018 Ltd. and our 26% minority interest partner in Xfone 018 (the "Minority Partner"), the Minority Partner provided in 2004 a bank guarantee of 10,000,000 New Israeli Shekels ("NIS") (£1, 206,505) ($2, 366,864) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by the Company in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the agreement, the Company agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge. Further, the Company agreed that if at the end of the first two years of Xfone 018 business activity, its revenues shall be less than $2,000,000 (£1, 021,000), or if it shall cease business activity (at any time), the Company shall secure the return of the bank guarantee to the Minority Partner.

According to the above-mentioned agreement with the Minority Partner, the Minority Partner provided in the fourth quarter of year 2004, a shareholder loan of approximately $400,000 (£204,200) to Xfone 018 (the "Minority Partner Loan"). The Minority Partner Loan is for four years with annual interest of 4% and linkage to the Israeli consumer price index.

As of December 31, 2006, Xfone, Inc. provided to Xfone 018 a shareholder loan in an aggregate amount of $1,150,049 (£587,100).

As of December 31, 2006, our Israeli subsidiary activities were financed by the shareholders loans and by using 5,888,768 NIS (£714,603) ($1,399,907) of the credit facility from Bank Hapoalim.

On September 27, 2005, a Securities Purchase Agreement was entered for a $2,000,000 financial transaction by and among the Company, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment, which took the form of a convertible term note secured by the Company’s United States assets, has a 3 year term and bears interest at a rate equal to prime plus 1.5% per annum. The Term Note is convertible, under certain conditions, into shares of the Company’s common stock at an initial conversion price equal to $3.48 per share. In conjunction with the financial transaction, we issued to Laurus Master Fund 157,500 warrants which are exercisable at $3.80 per share for a period of five years. The closing of the financing was on September 28, 2005. Net proceeds from the financing were mainly used for procurement of capital equipment and general working capital purposes for the Company and Xfone USA, eXpeTel Communications and Gulf Coast Utilities, Inc. The conversion of the Term Note will result in dilution in the percentage of common stock owned by the Company’s existing shareholders, although the conversion price was in excess of the net tangible book value per share and accordingly was not economically dilutive. The potential or actual resale of the shares underlying the note could have an adverse effect on the price of our common stock. The balance as of December 31, 2006 due to Laurus Master Fund is £714,603 ($1,399,907).

On September 28, 2005, a Securities Purchase Agreement was entered for a $2,212,500 financial transaction by and among the Company, Crestview Capital Master, LLC, Burlingame Equity Investors, LP, Burlingame Equity Investors II, LP, Burlingame Equity Investors (Offshore), Ltd., and Mercantile Discount - Provident Funds. Upon the closing of the financial transaction on October 31, 2005, the Company issued to the investors an aggregate of 885,000 shares of common stock at a purchase price of $2.50 per share together with 221,250 warrants at $3.00 per share for a period of five years and 221,250 warrants at $3.25 per share for a period of five years. The net proceeds of the financing were used for general working capital and/or investment in equipment and/or acquisitions and/or business development. The financial transaction resulted in dilution in the percentage of common stock owned by the Company’s existing shareholders, although the price paid was in excess of the net tangible book value per share and accordingly was not economically dilutive. The potential or actual resale of the shares could have an adverse effect on the price of our common stock.

On November 23, 2005, a Securities Purchase Agreement was entered for a $810,000 financial transaction by and among the Company, Mercantile Discount-Provident Funds, Hadar Insurance Company Ltd., the Israeli Phoenix Assurance Company Ltd., and Gaon Gemel Ltd. In conjunction with the financial transaction, the Company issued an aggregate of 324,000 shares of common stock at a purchase price of $2.50 per share together with 81,000 warrants at $3.00 per share for a period of five years and 81,000 warrants at $3.25 per share for a period of five years. The financial transaction was closed on April 6, 2006. The net proceeds of the financing were used for general working capital and/or investment in equipment and/or acquisitions and/or business development. The financial transaction resulted in dilution in the percentage of common stock owned by the Company's existing shareholders, although the price paid was in excess of the net tangible book value per share and accordingly was not economically dilutive. The potential or actual resale of the shares could have an adverse effect on the price of our common stock.

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

On January 1, 2006, Xfone USA, Inc., our wholly owned subsidiary, entered into an Agreement with EBI Comm, Inc. (“EBI”), a privately held Internet Service Provider, to purchase the assets of EBI. EBI provided a full range of Internet access options for both commercial and residential customers in north Mississippi. Based in Columbus, Mississippi, EBI’s services included Dial-up, DSL, T1 Dedicated Access and Web Hosting. The customer base, numbering approximately 1,500 Internet users, is largely concentrated in the Golden Triangle area, which includes Columbus, West Point and Starkville, Mississippi. The acquisition was structured as an asset purchase, providing for Xfone USA to pay EBI total consideration equal to 50% of the monthly collected revenue from the customer base during the first 12 months, beginning January 2006. Acquired assets include the customer base and customer lists, trademarks and all related intellectual property, fixed assets and all account receivables. As of December 31, 2006, we paid $85,699 (£43,746) in consideration of this acquisition. The acquisition was not significant from an accounting perspective.

On January 10, 2006 (effective as of January 1, 2006), Xfone USA, Inc., our wholly owned subsidiary, entered into an Asset Purchase Agreement with Canufly.net, Inc. (“Canufly.net”), an Internet Service Provider based in Vicksburg, Mississippi, and its principal shareholder, Mr. Michael Nassour. Canufly.net provided residential and business customers with high-speed Internet services and utilized the facilities-based network of Xfone USA, as an alternative to BellSouth, to provide Internet connectivity to its customers. Canufly.net also provided Internet services through a small wireless application in certain areas in Vicksburg, Mississippi. The transaction was closed on January 24, 2006. We agreed to pay a total purchase price of up to $710,633, payable as follows: (i) $185,000 in cash payable in twelve equal monthly payments, the first installment was paid at closing, and as of December 31, 2006, the entire amount was paid in full and in accordance with the Asset Purchase Agreement; (ii) $255,633 in cash, paid at closing, to pay off the loan with the B&K Bank; (iii) 33,768 restricted shares of common stock and 24,053 warrants exercisable at $2.98 per share for a period of five years were issued to the shareholders of Canufly.net during May 2006. Following the closing in 2006 and due to the satisfaction of certain earnout provisions in the Asset Purchase Agreement the Company issued on March 20 2007, additional 20,026 restricted shares of common stock and 14,364 warrants exercisable at $2.98 per share for a period of five years to the shareholders of Canufly.net. The acquisition was not significant from an accounting perspective.

On May 10, 2006, we, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited, a company controlled by Mr. Davison, entered into a Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, we increased our ownership interest in Story Telecom from 39.2% to 69.6% in a cash transaction valued at $1,200,000. $900,000 of the total consideration was applied to payables owed by Story Telecom to us and our subsidiary Swiftnet Limited for back-end telecommunications services. The balance of $300,000 was paid to Story Telecom, and is being used as working capital. Story Telecom, Inc., a telecommunication service provider, operates in the United Kingdom through its two wholly owned subsidiaries, Story Telecom Limited and Story Telecom Limited (which was dissolved on February 23, 2007). Story Telecom operates as a division of our operations in the United Kingdom. Founder and CEO of Story Telecom, Nir Davison, remained as Managing Director of the division. The stock purchase pursuant to the Stock Purchase Agreement was completed on May 16, 2006. The transaction contemplated by the Stock Purchase Agreement was not significant from an accounting perspective.

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

As of May 10, 2006 the Company had a £1,010,030 receivable from Global VOIP Services Limited ("Global VOIP"), an Irish company which provided telecom services. Story Telecom, Inc. and/or its subsidiaries owed £1,010,030 to Global VOIP. In separate agreements, subsequent to the May 10, 2006 Stock Purchase Agreement, Story Telecom, Inc and/or its subsidiaries were assigned the £1,010,030 receivable and payable on Global VOIP's books. The assignment of Global VOIP's receivable and payable resulted in a non-cash transaction that removed Globe VOIP's receivable from the books of the Company and results in inter-company receivables and payables that eliminate in consolidation. There is no income statement effect to these transactions.

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

On June 19, 2006, we entered into a Securities Purchase Agreement to sell to Central Fund for the Payment of Severance Pay of the First International Bank of Israel Ltd.; Meiron Provident Fund for Self Employed Persons of the First International Bank of Israel Ltd; Atidoth Provident and Compensation Fund of the First International Bank of Israel Ltd; Tohelet Provident and Compensation Fund of the first International Bank of Israel Ltd.; Mishtalem Funds for Continuing Education of the First International Bank of Israel Ltd; Keren Hashefa Provident and Compensation Fund of the First International Bank of Israel Ltd; Hamelacha Provident and Compensation Fund of the First International Bank of Israel Ltd; Teuza Provident and Compensation Fund of the First International Bank of Israel Ltd; Kidma Provident Funds Management Company Ltd, for Menifa Provident Fund for Bank of Israel Employees; and Security Pension Fund for Artisans Industrialists and Self Employed Persons Ltd. an aggregate of 344,825 restricted shares of its common stock, at a purchase price of $2.90 per share, together with an aggregate of 172,415 warrants to purchase shares of its common stock, at an exercise price of $3.40 per share and with a term of five years. The financial transaction was closed on September 28, 2006. The net proceeds of the financial transaction are being used for general working capital and/or investment in equipment and/or acquisition and/or business development. The financial transaction resulted in dilution in the percentage of common stock owned by our existing shareholders, although the price paid was in excess of the net tangible book value per share and accordingly was not economically dilutive. The potential or actual resale of the shares could have an adverse effect on the price of our common stock.

On December 24, 2006, the Company entered into an Agreement to sell to Halman-Aldubi Provident Funds Ltd. and Halman-Aldubi Pension Funds Ltd. an aggregate of 344,828 restricted shares of its common stock, at a purchase price of $2.90 per share, together with an aggregate of 172,414 warrants to purchase shares of its common stock, at an exercise price of $3.40 per share and with a term of five years. The financial transaction was closed on February 8, 2007. The net proceeds of the financial transaction are being used for general working capital and/or investment in equipment and/or acquisition and/or business development. The financial transaction resulted in dilution in the percentage of common stock owned by the Company's existing shareholders, although the price paid was in excess of the net tangible book value per share and accordingly was not economically dilutive. The potential or actual resale of the shares could have an adverse effect on the price of our common stock.

As a result of the September 27, 2005, September 28, 2005, November 23, 2005, June 19, 2006 and December 24, 2006 financial transactions described above (the "Financial Transactions"), the Company increased the amount of shares outstanding resulting in a dilution in the percentage of common stock owned by the Company’s existing stockholders, although the price paid was in excess of the net tangible book value per share and accordingly was not economically dilutive. In addition, as a result of the issuance and registration of shares pursuant to the Financial Transactions, a substantial number of our shares of common stock become available for immediate resale, which could have an adverse effect on the price of our common stock. In the event that the sale of such shares results in a decline in our stock price it may cause other shareholders to sell their shares or even engage in short sales of the Company's common stock which could cause the price to further decline. Any such decreases in the price of our common stock may cause stockholders to lose some or all of their investment. To the extent any of the investors in the Financial Transactions exercise any of their warrants, and then resell the shares of common stock issued to them upon such exercise, the price of our common stock may decrease even further due to the additional shares of common stock in the market. The exercise of the warrants and the conversion of the secured convertible note into common stock will substantially dilute the percentage of common stock owned by existing stockholders and will likely have a negative affect on the market price of our common stock. We lack control over the timing of any exercise or the number of shares offered or sold.

On September 27, 2006, a Shareholders Loan Agreement was entered by and between Auracall Limited, an affiliated company, Swiftnet Limited, a wholly owned U.K. subsidiary and the Managing Director of Auracall who holds 67.5% of Auracall. As part of this agreement, Swiftnet agreed to provide a loan of £24,000 ($47,016) to Auracall, free of interest, to be repaid within one year. The loan was funded on October 13, 2006.

On August 24, 2006, the Company announced by Press Release that it has filed with the Israel Securities Authority (“ISA”) and the Tel Aviv Stock Exchange (“TASE”) a preliminary draft prospectus for a proposed public offering of convertible debentures to be listed and traded on the TASE (the “Proposed Public Offering”). The total amount proposed to be raised in the Proposed Public Offering is approximately $12 million. The Proposed Public Offering was subject to the approval of the ISA and the TASE, as well as the execution of an underwriting agreement and final pricing. On November 9, 2006 the Company was informed that the TASE decided to seek a No-Action Letter from the U.S. Securities and Exchange Commission and that until such No-Action Letter is granted to the TASE the Proposed Public Offering is delayed. There can be no assurance that the Proposed Public Offering will be consummated. The Company is currently exploring a certain capital raising process in Israel together with the TASE and the ISA.

We will consider raising additional capital through private and/or public placements to fund possible acquisitions and business development activities and for working capital.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

As of December 31, 2006, our main functional currency remains the UKP as a significant portion of our revenues is derived from our United Kingdom based subsidiaries. Following the acquisition of our United States subsidiary in March 10, 2005, a large potion of our business is in U.S. Dollars. In addition, we started to do business in Israel with the Israeli currency (NIS) as of mid December 2004. In 2006 14.5% of our revenues were derived from our Israeli subsidiary. Approximately 37.5% of the direct traffic costs in Israel are in UKP and the rest in NIS. We believe that the U.S. and Israeli portions of our revenues will increase during 2007. Most of our revenues, current assets and long-term loans to a shareholder are in UKP and U.S. Dollars.

Our costs of revenues are mainly in UKP and U.S. Dollars.

Most of our liabilities, operating and financing expenses are in UKP and U.S. Dollars. The remainder of the assets, liabilities, revenues and expenditures are in NIS. We anticipate that in 2007 the portion of U.S. Dollars will be greater and will probably turn to our main functional currency although the portion of UKP will stay significant.

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

If the rate of inflation causes a rise in salaries or other expenses and the market conditions don’t allow us to raise prices proportionally, it will have a negative effect on the value of our assets and on our potential profitability.

ITEM 7. FINANCIAL STATEMENTS

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Xfone, Inc.

We have audited the accompanying consolidated balance sheet of Xfone, Inc. as of December 31, 2006, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Xfone 018, Ltd., a 69% owned subsidiary, which statements reflect 9% of total consolidated assets as of December 31, 2006 and 14% of consolidated revenues for the year ended December 31, 2006. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Xfone 018, Ltd. as of December 31, 2006 and for the year ended December 31, 2006 is based solely on the report of the other auditor.

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

In our opinion, and based on that of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xfone, Inc. as of December 31, 2006, and the consolidated results of its operations and cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
March 28, 2007
F-1-

Xfone, Inc. and Subsidiaries

BALANCE SHEET

	December 31,	December 31,
	2006	2006

		Convenience translation into U.S.$
CURRENT ASSETS:

Cash	£621,946	$1,218,392
Accounts receivable, net	3,871,620	7,584,504
Prepaid expenses and other receivables (Note 3)	759,867	1,488,579

Total current assets	5,253,433	10,291,475

INVESTMENTS (NOTE 5)	98,758	193,467

MINORITY INTEREST	155,717	305,050

LONG TERM RECEIVABLES	362,229	709,607

FIXED ASSETS, NET (NOTE 4)	2,279,759	4,466,048

OTHER ASSETS, NET (NOTE 6)	8,709,187	17,061,297

Total assets	£16,859,083	$33,026,944

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

BALANCE SHEET

	December 31,	December 31,
	2006	2006

		Convenience translation into U.S.$

CURRENT LIABILITIES:
Notes payable - current portion (Note 8)	£1,002,249	$1,963,406
Trade payables	3,425,244	6,710,053
Other liabilities and accrued expenses (Note 7)	1,233,368	2,416,168
Obligations under capital leases - current portion	66,988	131,229

Total current liabilities	5,727,849	11,220,856

DEFERRED TAXES (NOTE 10)	90,522	177,333

NOTES PAYABLE (NOTE 8)	989,411	1,938,256

OBLIGATIONS UNDER CAPITAL LEASES	60,249	118,028

SEVERANCE PAY	51,155	100,213

Total liabilities	£6,919,186	$13,554,686

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 11)

SHAREHOLDERS' EQUITY:
Preferred stock - 50,000,000 shares authorised, none issued
Common stock:
25,000,000 shares authorised, $.001 par value;
11,153,817 issued and outstanding	6,651	13,029
Contributions in excess of par value	9,702,817	19,007,819
Foreign currency translation adjustment	(704,799)	(1,380,701)
Deferred stock compensation	(261,048)	(511,393)
Retained earnings	1,196,276	2,343,505

Total shareholders' equity	9,939,897	19,472,259

Total liabilities and shareholders' equity	£16,859,083	$33,026,945

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENT OF OPERATIONS

	Years Ended		Year Ended
	December 31		December 31
	2006	2005	2006
			Convenience translation into U.S.$

Revenues	£19,353,771	£14,113,748	$37,914,037
Cost of revenues	(11,214,394)	(9,254,597)	(21,968,998)

Gross profit	8,139,377	4,859,151	15,945,039

Operating expenses:
Research and development	(23,333)	(6,896)	(45,709)
Marketing and selling	(2,520,167)	(1,262,182)	(4,937,007)
General and administrative	(5,067,535)	(3,635,819)	(9,927,301)

Total operating expenses	(7,611,035)	(4,904,897)	(14,910,017)

Operating profit (loss)	528,342	(45,746)	1,035,022
Financing expenses, net	(276,002)	(122,338)	(540,688)
Equity in income of affiliated company	30,921	76,800	60,574
Loss from a change of holding of affiliated company	(29,848)	-	(58,472)
Loss from hurricane Katrina	-	(38,703)	-
Other income	43,248	104,646	84,723

Income (loss) before minority interest and taxes	296,661	(25,341)	581,159

Minority interest	41,757	113,960	81,802

Income before taxes	338,418	88,619	662,961

Taxes on income	(1,156)	(62,541)	(2,265)

Net income	£337,262	£26,078	$660,696

Basic net profit per share	£0.033	£0.004	£0.065

Diluted net profit per share	£0.033	£0.003	£0.065

Weighted average number of shares used for computing:
Basic profit per share	10,135,874	6,868,471	10,135,874

Diluted profit per share	10,135,874	7,943,184	10,135,874

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	Number of		Contributions	Foreign currency	Deferred		Total
	Ordinary	Share	in excess of	translation	Stock	Retained	Shareholders'
	Shares	Capital	par value	adjustments	Compensation	Earnings	Equity

Balance at January 1, 2005	6,220,871	£4,290	£1,373,556	£1,210	£-	£832,936	£2,211,992
Redemption of stock	(100,000)	(58)	(142,108)	-	-	-	(142,166)
Stock issued during the period, net of
issuance expenses:							-
For acquisition transaction	663,650	370	1,188,204	-	-	-	1,188,574
For services	3,150	2	(2)	-	-	-	-
For cash	885,000	496	832,665	-	-	-	833,161
Exercise of share options	500,000	290	115,129	-	-	-	115,419
Warrants issued during the period			756,322				756,322
Beneficial conversion feature
relating to convertible note	-	-	140,190	-	-	-	140,190
Currency translation	-	-	-	(117,618)	-	-	(117,618)
Net income	-	-	-	-	-	26,078	26,078

Balance at December 31, 2005	8,172,671	£5,390	£4,263,956	£(116,408)	£-	£859,014	£5,011,952

Balance at January 1, 2006	8,172,671	£5,390	£4,263,956	£(116,408)	£-	£859,014	£5,011,952
Deferred stock compensation, net	-	-	377,300	-	(377,300)	-	-
Amortization of deferred compensation	-	-	-	-	116,252	-	116,252
Redemption of stock	(100,000)	(51)	(137,704)	-	-	-	(137,755)
Stock issued during the period, net of
issuance expenses :
For services	40,629	24	13,977	-	-	-	14,001
For cash	663,825	362	521,040	-	-	-	521,402
For acquisitions	1,544,761	822	3,022,394	-	-	-	3,023,216
For loan repayment	831,931	104	1,424,529	-	-	-	1,424,633
Warrants granted to consultants
for services and others	-	-	217,325	-	-	-	217,325
Currency translation	-	-	-	(588,391)	-	-	(588,391)
Net income	-	-	-	-	-	337,262	337,262

Balance at December 31, 2006	11,153,817	£6,651	£9,702,817	£(704,799)	£(261,048)	£1,196,276	£9,939,897

Convenience translation into U.S.$:
Balance at January 1, 2006	8,172,671	$10,559	$8,353,089	$(228,043)	$-	$1,682,809	$9,818,414
Deferred stock compensation, net	-	-	739,131	-	(739,131)	-	-
Amortization of deferred compensation	-	-	-	-	227,738	-	227,738
Redemption of stock	(100,000)	(100)	(269,762)	-	-	-	(269,862)
Stock issued during the period, net of
issuance expenses :
For services	40,629	47	27,381	-	-	-	27,428
For cash	663,825	709	1,020,717	-	-	-	1,021,426
For acquisitions	1,544,761	1,610	5,920,870	-	-	-	5,922,480
For loan repayment	831,931	204	2,790,652	-	-	-	2,790,856
Warrants granted to consultants
for services and others	-	-	425,740	-	-	-	425,740
Currency translation	-	-	-	(1,152,658)	-	-	(1,152,658)
Net income	-	-	-	-	-	660,696	660,696

Balance at December 31, 2006	11,153,817	$13,029	$19,007,818	$(1,380,701)	$(511,393)	$2,343,505	$19,472,258

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS

	Years Ended		Years Ended
	December 31 ,		December 31 ,
	2006	2005	2006

			Convenience translation into U.S.$

Cash flow from operating activities:
Net income	£337,262	££26,078	$660,696
Adjustments required to reconcile net income
to net cash provided by (used in)
operating activities:
Depreciation and amortization	557,470	246,443	1,092,085
Stock, warrants and options issued for professional services	130,253	24,377	255,166
Minority Interest	(41,757)	(113,960)	(81,802)
Currency differences on convertible notes and loans	188	97,572	368
Loss from a change of holding of affiliated company	29,848	-	58,472
Changes in earnings of equity investments	(30,921)	(76,800)	(60,574)
Capital gain (loss) from the sale of fixed assets	-	(5,398)	-
(Increase) decrease in account receivables	(681,735)	(1,013,747)	(1,335,519)
Increase (decrease) in Severence pay	32,315	(4,565)	63,305
(Increase) decrease in other receivables	393,832	(11,361)	771,517
Decrease in shareholder loans receivable	123,965	123,966	242,847
Increase (decrease) in trade payables	(769,842)	957,861	(1,508,120)
Increase (decrease) in other payables	(230,454)	521,970	(451,460)
Increase (decrease) deferred taxes	(26,369)	82,079	(51,657)

Net cash provided by (used in) operating activities	(175,945)	854,515	(344,676)

Cash flow from investing activities:
Purchase of other assets	(642)	(117,348)	(1,258)
Purchase of equipment	(445,124)	(388,580)	(871,998)
Change in long-term receivables	(54,239)	(87,000)	(106,254)
Proceeds from sale of fixed assets	-	57,971	-
Repayment of capital lease obligation	-	(229,358)	-
Net cash acquired through purchase of WS Telecom	-	(167,614)	-
Acquisition of EBI	(50,726)	-	(99,372)
Acquisition of Canufly	(258,644)	-	(506,684)
Acquisition of I-55 Internet Services	(53,374)	-	(104,560)
Acquisition of I-55 Telecommunications	(15,414)	-	(30,196)
Net cash acquired from the acquisition of Equitalk	74,976	-	146,878
Net cash acquired from the acquisition of Story Telecom	33,476	-	65,579

Net cash (used in) investing activities	(769,711)	(931,929)	(1,507,865)

Cash flow from financing activities:
Repayment of long term loans from banks and others	(1,299,104)	(72,773)	(2,544,945)
Increase in capital lease obligation	26,805	-	52,511
Increase (decrease) in short-term bank credit, net	122,842	-	240,647
Proceeds from long term loans from banks	156,923	-	307,412
Repayment of convertible notes	(318,434)	-	(623,812)
Proceeds from issuance of convertable notes, net	-	842,889	-
Proceeds from issuance of shares
and detachable warrants, net of issuance expenses	383,647	1,005,123	751,564

Net cash provided by (used in) financing activities	(927,321)	1,775,239	(1,816,623)

Net (decrease) increase in cash and cash equivalents	(1,872,977)	1,697,825	(3,669,164)

Cash and cash equivalents at the beginning of year	2,494,923	797,098	4,887,556

Cash and cash equivalents at the end of year	£621,946	£2,494,923	$1,218,392
The accompanying notes are an integral part of these consolidated financial statements

Supplemental disclosure of non cash investing and financing activities:

Cash paid for:

Interest paid	£148,241	£92,023	$290,404

Tax paid	££57,100	£23,490	$111,859

Acquisision of WS Telecom	£-	£1,862,000	$-

Acquisition of communication license	£-	£61,256	$-

Acquisition of EBI	£90,008	£-	$176,326

Acquisition of Canufly	£180,915	£-	$354,412

Acquisition of I-55 Internet Services	£1,631,087	£-	$3,195,299

Acquisition of I-55 Telecommunication	£417,822	£-	$818,513

Acquisition of Equitalk	£142,662	£-	$279,475

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

Note 1 - Organization and Nature of Business

A.
Xfone, Inc. ("Xfone") was incorporated in Nevada, U.S.A. in September 2000 and is a provider of voice, video and data telecommunications services, including: local, long distance and international telephony services; prepaid and postpaid calling cards; cellular services; Internet services; messaging services (Email/Fax Broadcast, Email2Fax and Cyber-Number); and reselling opportunities, with operations in the United Kingdom, the United States and Israel.

Xfone’s holdings in subsidiaries are as follows:
-	Swiftnet Limited ("Swiftnet") - wholly owned U.K. subsidiary.
-	Equitalk.co.uk Limited ("Equitalk") - wholly owned U.K. subsidiary.
-	Xfone USA, Inc. and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. (collectively, "Xfone USA") - wholly owned U.S. subsidiary.
-
Story Telecom, Inc. and its two wholly owned subsidiaries, Story Telecom Limited and Story Telecom (Ireland) Limited (which was dissolved on February 23, 2007) (collectively, "Story Telecom") - majority owned U.S. subsidiary, in which Xfone holds a 69.9% ownership share.

-	Xfone 018 Ltd. ("Xfone 018") - wholly owned Israeli subsidiary in which Xfone holds a 69% ownership share.

B.
On October 4, 2000, Xfone acquired Swiftnet Limited which had a business plan to provide comprehensive telecommunication services and products by integrating new and old products, services and ideas through one website. Swiftnet was incorporated in 1990 under the laws of the United Kingdom and is headquartered in London, England. Until 1999, the main revenues for Swiftnet were derived from messaging and fax broadcast services. During 2000, Swiftnet shifted its business focus and its focus has remained on telephony voice services offering comprehensive support packages to resellers and new services. Utilizing automation and proprietary software packages, Swiftnet's strategy is to grow without the need for heavy investments and with lower expenses for operations and registration of new customers.

C.
On April 15, 2004, Xfone established an Israel based subsidiary, Xfone Communication Ltd. (which changed its name to Xfone 018 Ltd. in March 2005). On July 4, 2004, the Ministry of Communications of the State of Israel granted Xfone 018 a license to provide international telecom services in Israel. Xfone started providing services in Israel through Xfone 018 as of mid-December 2004. Headquartered in Petach Tikva, Israel, Xfone 018 Ltd. is a telecommunications service provider that owns and operates its own facilities-based telecommunications switching system.

D.
On May 28, 2004, Xfone entered into an agreement and Plan of Merger to acquire WS Telecom, Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., through the merger of WS Telecom into Xfone's wholly owned U.S. subsidiary Xfone USA, Inc. On July 1, 2004, Xfone USA entered into a management agreement with WS Telecom which provided that Xfone USA provide management services to WS Telecom pending the consummation of the merger. The management agreement provided that all revenues generated from WS Telecom business operations would be assigned and transferred to Xfone USA. The term of the management agreement commenced on July 1, 2004, and continued until the consummation of the merger on March 10, 2005.  Headquartered in Jackson, Mississippi, Xfone USA. is an integrated telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system and network. Xfone USA provides residential and business customers with high quality local, long distance and high-speed broadband Internet services, as well as cable television services in certain planned residential communities in Mississippi. Xfone USA is licensed to provide telecommunications services in Alabama, Florida, Georgia, Louisiana and Mississippi. Xfone USA utilizes integrated multi-media offerings - combining digital voice, data and video services over broadband technologies - all on one single itemized bill.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

E.
On August 18, 2005, Xfone entered into an Agreement and Plan of Merger to acquire I-55 Internet Services, Inc., a Louisiana corporation (the “I-55 Internet Merger Agreement”). On September 13, 2005, Xfone filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the I-55 Internet Merger Agreement. On October 10, 2005, Xfone entered into a First Amendment to the Merger Agreement, by and among I-55 Internet Services, Xfone, Inc, Xfone USA, Inc. and Hunter McAllister and Brian Acosta, key employees of I-55 Internet Services, in order to induce Xfone and Xfone USA not to terminate the I-55 Internet Merger Agreement due to the material adverse effect that Hurricane Katrina has had on the assets and business of I-55 Internet Services. As part of the amendment and since, at that time, the merger of I-55 Internet Services with and into Xfone USA had not been consummated yet, in the interim, the parties agreed and entered into on October 11, 2005 a Management Agreement (the "I-55 Internet Management Agreement") that provided that I-55 Internet Services hired and appointed Xfone USA as manager to be responsible for the operation and management of all of I-55 Internet Services business operations, including among other things personnel, accounting, contracts, policies and budget. In consideration of the management services provided under the I-55 Internet Management Agreement, I-55 Internet Services assigned and transferred to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the I-55 Internet Management Agreement. The term of the I-55 Internet Management Agreement commenced on October 11, 2005 and continued until the consummation of the merger on March 31, 2006.

In conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Internet Services, Xfone issued a total of 789,863 shares of its common stock valued at $2,380,178 and 603,939 warrants exercisable for a period of five years into shares of its common stock, with an exercise price of $3.31, valued based on the Black Scholes option-pricing model (the "Xfone Stock and Warrant Consideration"). A portion of the Xfone Stock and Warrant Consideration issued at closing was placed in an escrow. The First Amendment to the I-55 Merger Agreement provides for an adjustment to the consideration paid based on changes in customer billings as determined pursuant to a certain formula (the "Customer Billing Adjustment Amount"). Xfone has determined that the Customer Billing Adjustment Amount is $247,965 and on March 27, 2007, sent a claim for this amount against the escrowed portion of the Xfone Stock and Warrant Consideration.

I-55 Internet Services provided Internet access and related services, such as installation of various networking equipment, website design, hosting and other Internet access installation services, throughout the Southeastern United States to individuals and businesses located predominantly in rural markets in Louisiana and Mississippi. As a result of the merger with and into Xfone USA, these services are now available in expanded markets throughout Louisiana and Mississippi. The Internet service offerings include dial-up, DSL, high speed dedicated Internet access, web services, email, the World Wide Web, Internet relay chat, file transfer protocol and Usenet news access to both residential and business customers. The I-55 Internet Services offerings provided various prices and packages that allowed I-55 Internet Services subscribers to customize their subscription with services that met customers’ particular requirements. Xfone USA now provides bundled services of voice and data (broadband Internet) to customers throughout its service areas.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of March 31, 2006:

I-55 Internet Services, Inc.
		US$
Current Assets, excluding cash acquired	£516,602	$955,197
Fixed Assets	117,227	216,753
Other Assets	459	849
Total Assets acquired	634,288	1,242,570

Current Liabilities	862,123	1,688,899
Long-term Liabilities	1,083,083	2,121,760
Total liabilities	1,945,206	3,810,659
Net liabilities assumed	£(1,310,918)	$(2,568,089)

Purchase price:
Cash acquired, net	£(6,673)	$(13,072)
Acquisition costs	60,047	117,632
Fair market value of stock and warrant issued	1,631,087	3,195,299
Total	£1,684,461	$3,299,859

Goodwill	2,732,257	5,352,492
Customer relations	128,655	252,035
Stock and warrants redeemable	134,467	263,421

The value assigned to the customer relations is amortized on a straight-line basis over 6 or 7 years.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

F.
On August 26, 2005, Xfone entered into an Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC, a Louisiana corporation (the “I-55 Telecom Merger Agreement”). On September 13, 2005, Xfone filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the I-55 Telecom Merger Agreement. In order to demonstrate Xfone's intention to continue on with the transaction contemplated by the I-55 Telecom Merger Agreement, the parties entered into on October 12, 2005 a Management Agreement (the “I-55 Telecom Management Agreement”) that provided that I-55 Telecommunications hired and appointed Xfone USA as manager to be responsible for the operation and management of all of I-55 Telecommunications’ business operations. In consideration of the management services provided under the I-55 Telecom Management Agreement, I-55 Telecommunications assigned and transferred to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the I-55 Telecom Management Agreement. The term of the I-55 Telecom Management Agreement commenced on October 12, 2005 and continued until the consummation of the merger on March 31, 2006.

In conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Telecommunications, Xfone issued a total of 223,702 shares of its common stock valued at $671,687 and 79,029 warrants exercisable into shares of its common stock, with an exercise price of $3.38, valued based on the Black Scholes option-pricing model.

I-55 Telecommunications provided voice, data and related services throughout Louisiana and Mississippi to both individuals and businesses. Prior to the merger with and into Xfone USA, I-55 Telecommunications was a licensed facility based CLEC operating in Louisiana and Mississippi with a next generation class 5 carrier switching platform. I-55 Telecommunications provided a complete package of local and long distance services to residential and business customers across both states. As a result of the merger, Xfone USA has now expanded its On-Net (facilities) service area, through I-55 Telecommunications, into New Orleans, Louisiana and surrounding areas, including Hammond, Louisiana and Baton Rouge, Louisiana. Xfone USA is expanding its sales offices to include New Orleans, in an effort to continue revenue growth and increase market share in the revitalized city, as well as into Biloxi, Mississippi, Hammond, Louisiana and Baton Rouge, Louisiana. Regulations affecting the telecommunications industry began in March 2006; conversions of all circuits affected were completed in April 2006. The competition in secondary markets, such as Jackson, Mississippi, Baton Rouge, Louisiana, and Biloxi, Mississippi, as opposed to Tier 1 markets such as Atlanta, Georgia, is also rapidly declining due to the removal of UNE-P and the decline in the competitive local exchange providers that had been dependent on UNE-P as their only source for providing competitive local telephone services in those markets. This provides for a unique opportunity for Xfone USA to gain market share, by utilizing its existing network and to expand its facilities into these opportunity areas becoming a primary alternative to the monopoly Incumbent Local Exchange Company.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of March 31, 2006:

I-55 Telecommunication, LLC.
		US$
Current Assets, excluding cash acquired	£989,339	1,938,115
Fixed Assets	1,869	3,661
Other Assets	-	-
Total Assets acquired	991,208	1,941,776

Current Liabilities	1,061,757	2,079,982
Long-term Liabilities	417,822	818,513
Total liabilities	1,479,579	2,898,495
Net liabilities assumed	£(488,371)	$(956,719)

Purchase price:
Cash acquired, net	£-	$-
Acquisition costs	15,414	30,196
Fair market value of stock and warrant issued	418,677	820,188
Total	£434,091	$850,384

Goodwill	682,544	1,337,103
Customer relations	239,918	470,000

The value assigned to the customer relations is amortized on a straight-line basis over 6 or 7 years.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

G.
On January 1, 2006, Xfone USA, Inc., entered into an Agreement with EBI Comm, Inc. (“EBI”), a privately held Internet Service Provider, to purchase the assets of EBI. EBI provided a full range of Internet access options for both commercial and residential customers in north Mississippi. Based in Columbus, Mississippi, EBI’s services included Dial-up, DSL, T1 Dedicated Access and Web Hosting. The customer base, numbering approximately 1,500 Internet users, is largely concentrated in the Golden Triangle area, which includes Columbus, West Point and Starkville, Mississippi. The acquisition was structured as an asset purchase, providing for Xfone USA to pay EBI total consideration equal to 50% of the monthly collected revenue from the customer base during the first 12 months, beginning January 2006. Acquired assets include the customer base and customer lists, trademarks and all related intellectual property, fixed assets and all account receivables. As of December 31, 2006, Xfone paid $85,699 (£43,746) in consideration of this acquisition, recorded as other assets.

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of January 1, 2006:

EBI Comm, Inc.		U.S.$
Current Assets, excluding cash acquired	£-	$-
Total Assets acquired	-	-

Total liabilities	90,008	176,326
Net liabilities assumed	£90,008	$176,326

Purchase price:
Cash paid	£43,746	$85,698
Acquisition costs	6,980	13,674
	£50,726	$99,372

Goodwill	140,734	275,698

H.
On January 10, 2006 (effective as of January 1, 2006), Xfone USA, Inc., entered into an Asset Purchase Agreement with Canufly.net, Inc. (“Canufly.net”), an Internet Service Provider based in Vicksburg, Mississippi, and its principal shareholder, Mr. Michael Nassour. Canufly.net provided residential and business customers with high-speed Internet services and utilized the facilities-based network of Xfone USA, as an alternative to BellSouth, to provide Internet connectivity to its customers. Canufly.net also provided Internet services through a small wireless application in certain areas in Vicksburg, Mississippi. The transaction was closed on January 24, 2006. Xfone agreed to pay a total purchase price of up to $710,633, payable as follows: (i) $185,000 in cash payable in twelve equal monthly payments, the first installment was paid at closing, and as of December 31, 2006, the entire amount was paid in full and in accordance with the Asset Purchase Agreement; (ii) $255,633 in cash, paid at closing, to pay off the loan with the B&K Bank; (iii) 33,768 restricted shares of common stock and 24,053 warrants exercisable at $2.98 per share for a period of five years were issued to the shareholders of Canufly.net during May 2006. Following the closing in 2006 and due to the satisfaction of certain earnout provisions in the Asset Purchase Agreement Xfone issued in March 2007 additional 20,026 restricted shares of common stock and 14,364 warrants exercisable at $2.98 per share for a period of five years to the shareholders of Canufly.net.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of January 1, 2006:

Canufly.net, Inc.		US$
Current Assets, excluding cash acquired	£-	$-
Fixed Assets	18,761	36,753
Total Assets acquired	18,761	36,753

Current Liabilities	-	-
Long-term Liabilities	-	-
Total liabilities	-	-
Net Assets assumed	£18,761	$36,753

Purchase price:
Cash acquired or commitment in cash, net	£252,947	$495,524
Acquisition costs	5,697	11,160
Fair market value of stock and warrant issued	99,005	193,951
Total	357,649	700,635

Goodwill	£338,888	$663,882

I.
On May 10, 2006, Xfone, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited, a company controlled by Mr. Davison, entered into the Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, Xfone increased its ownership interest in Story Telecom from 39.2% to 69.6% in a cash transaction valued at $1,200,000. $900,000 of the total consideration was applied to payables owed by Story Telecom to Xfone and its subsidiary Swiftnet Limited for back-end telecommunications services. The balance of $300,000 was paid to Story Telecom, and is being used as working capital. Story Telecom, Inc., a telecommunication service provider, operated in the United Kingdom through its two wholly owned subsidiaries, Story Telecom Limited and Story Telecom (Ireland) Limited (which was dissolved on February 23, 2007). Story Telecom operates as a division of Xfone's operations in the United Kingdom. Founder and CEO of Story Telecom, Nir Davison, remained as Managing Director of the division. The stock purchase pursuant to the Stock Purchase Agreement was completed on May 16, 2006.

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

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of May 10, 2006:

Story Telecom, Inc.
		In U.S.$
Current Assets, excluding cash acquired	£362,529	$710,194
Fixed Assets	1,123	2,200
Other Assets	-	-
Total Assets acquired	363,652	712,394

Current Liabilities	1,807,922	3,541,719
Long-term Liabilities	-	-
Total liabilities	1,807,922	3,541,719
Net liabilities assumed	£1,444,270	$2,829,325

Purchase price:
Cash acquired, net	£(33,476)	$(65,579)
Acquisition costs	-	-
Total	£(33,476)	$(65,579)

Goodwill	1,383,286	2,690,786
Trade name	37,508	72,960

The value assigned to the trade name is amortized on a straight-line basis over 7 years.

J.
As of May 10, 2006 the Company had a £1,010,030 receivable from Global VOIP Services Limited ("Global VOIP"), an Irish company which provided telecom services. Story Telecom, Inc. and/or its subsidiaries owed £1,010,030 to Global VOIP. In separate agreements, subsequent to the May 10, 2006 Stock Purchase Agreement, Story Telecom, Inc and/or its subsidiaries were assigned the £1,010,030 receivable and payable on Global VOIP's books. The assignment of Global VOIP's receivable and payable resulted in a non-cash transaction that removed Globe VOIP's receivable from the books of the Company and results in inter-company receivables and payables that eliminate in consolidation. There is no income statement effect to these transactions.

K.
On May 25, 2006, Xfone and the shareholders of Equitalk.co.uk Limited, a privately held telephone company based in the United Kingdom ("Equitalk") entered into an Agreement relating to the sale and purchase of Equitalk (the "Equitalk Agreement"). The Equitalk Agreement provided for Xfone to acquire Equitalk in a restricted common stock and warrant transaction valued at $1,650,000. The acquisition was completed on July 3, 2006, and on that date Equitalk became Xfone's wholly owned subsidiary. In conjunction with the completion of the acquisition and in exchange for all of the capital stock of Equitalk, Xfone issued a total of 402,192 restricted shares of its common stock and a total of 281,872 warrants exercisable at $3.025 per share for a period of five years. Founded in December 1999, Equitalk, a VC-financed company, was the first fully automated e-telco in the United Kingdom. Equitalk provides both residential and business customers with low-cost IDA and CPS voice services, broadband and teleconferencing.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of July 3, 2006:

Equitalk.co.uk Limited
		In U.S.$
Current Assets, excluding cash acquired	£146,836	$276,442
Fixed Assets	2,258	4,251
Other Assets	-	-
Total Assets acquired	149,094	280,693

Current Liabilities	237,153	446,478
Long-term Liabilities	75,000	141,200
Total liabilities	312,153	587,678
Net liabilities assumed	£(163,059)	$(306,985)

Purchase price:
Cash acquired, net	£(82,346)	$(155,030)
Acquisition costs	7,370	13,875
Fair market value of stock and warrant issued	754,553	1,420,567
Total	£679,577	$1,279,412

Goodwill	741,245	1,395,513
Customer relations	101,391	190,884

The value assigned to the customer relations is amortized on a straight-line basis over 7 years.

The financial statements consolidate the operations of Xfone, Swiftnet, Equitalk, Xfone USA, Story Telecom, and Xfone 018 - (collectively the "Company").

L.
The financial statements of the Company have been prepared in Sterling ("£") since this is the currency of the prime economic environment, the U.K., in which the majority of the operations of the Company are conducted.

M.
The financial statements have been translated into U.S. dollars using the rate of exchange of the U.S. dollar at December 31, 2006. The translation was made solely for the convenience of the readers. It should be noted that the £ figures do not necessarily represent the current cost amounts of the various elements presented and that the translated U.S. dollars figures should not be construed as a representation that the £ currency amounts actually represented, or could be converted into, U.S. dollars. The representative rate of exchange of the £ at December 31, 2006 was £1 = $1.959.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

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

The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, estimate of uncollectible customer balances is made using factors such as the credit quality of the customer and the economic conditions in the market. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. When an account balance is past due and attempts have been made to collect the receivable through legal or other means the amount is considered uncollectible and is written off against the allowance balance.

As of December 31, 2006 the accounts receivable are presented net of an allowance for doubtful accounts of £1,286,548.

C.	Investments

Investments in affiliates over which the Company have a significant influence, but not a controlling interest, are accounted for using the equity method of accounting. All equity investments are periodically reviewed to determine if declines in fair value below cost basis are other than temporary. If the decline in fair value is determined to be other than temporary, an impairment loss is recorded and the investment is written down to a new carrying value. In case of losses the equity of such investments is reduced to zero.

D.	Fixed Assets

Fixed Assets are stated at cost. Depreciation is calculated based on a straight-line method over the estimated useful lives of the assets. Annual rates of depreciation are as follows:

Useful Life
Switching equipment	10 years
Machinery and equipment	3-4 years
Furniture and fixtures	4-14 years
Motor vehicles	4 years

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

E.	Other intangible assets

Other intangible assets with determinable lives consist of license for communication services and are amortized over the 20 year term of the license.

Customer base and trade name related to merger and acquisitions are amortized over a period between 6-7 years from the date of the purchase.

F.	Long-Lived Assets

The Company periodically evaluate the recoverability of the carrying amount of long-lived assets (including property, plant and equipment, and intangible assets with determinable lives) whenever event or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and, economic projections and anticipated cash flows. Impairment, if any, is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and periodically revises such estimates based on current events.

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

Revenue for services is recognized when the related services are provided. Payments received in advance are deferred until the service is provided.

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

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

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

Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, prior periods are not restated. The Company use the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of its common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the date the Company adopted SFAS 123R. Stock-based compensation expense was included in applicable departmental expense categories in the Consolidated Statements of Operations.

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

M.	Goodwill and Indefinite-Lived Purchased Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill acquired in business combination is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. The company assesses goodwill and indefinite-lived intangible assets for impairment annually at the end of each year and more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. SFAS 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. No impairment was recorded at December 31, 2006 and 2005.

N.	Recent Accounting Pronouncements
1) FIN 48
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its consolidated results of operations, financial position, or cash flows.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006
2) FAS 157
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

3) SAB 108
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on its consolidated results of operations, financial position, or cash flows.

Note 3 - Prepaid Expenses, Other Receivables and Deposits

	December 31,	December 31,
	2006	2006
		US$

Deferred Taxes	£31,246	$61,211
Prepaid acquisition costs	77,534	151,889
Due from Swift Global Limited (non-affiliated entity)	5,243	10,271
Prepaid expenses	129,041	252,792
Accrued income	171,209	335,398
Tax authorities	50,264	98,467
Income receivable	74,352	145,656
Other receivables	220,978	432,895

	£759,867	$1,488,579

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

Note 4 - Fixed Assets

	December 31,	December 31,
	2006	2006
		US$
Cost
Equipment held under capital lease	£555,150	$1,087,539
Office furniture and equipment	1,019,450	1,997,103
Development costs	232,737	455,931
Computer equipment	1,333,028	2,611,401
Motor vehicles	116,069	227,380
Building and Plant	646,399	1,266,296

	3,902,833	7,645,650

Accumulated Depreciation
Equipment held under capital lease	157,548	308,636
Office furniture and equipment	510,107	999,300
Development costs	134,849	264,169
Computer equipment	381,205	746,781
Motor vehicles	12,889	25,249
Building and Plant	426,476	835,467

	1,623,074	3,179,602

	£2,279,759	$4,466,048

Note 5 - Investments

As of December 31, 2005, Swiftnet had an equity investments of 47.5% of Auracall Limited (“Auracall”), which operates in the U.K. Auracall is a reseller of Swiftnet's telecommunications services. On January 1, 2006 and in compliance with an agreement dated August 21, 2003, Auracall issued shares to a current shareholder of Auracall. As a result of this issuance, Swiftnet's equity in Auracall was reduced from 47.5% to 32.5%.

On September 27, 2006, a Shareholders Loan Agreement was entered by and between Auracall, Swiftnet, and the Managing Director of Auracall who holds 67.5% of Auracall. As part of this agreement, Swiftnet agreed to provide a loan of £24,000 ($47,016) to Auracall, free of interest, to be repaid within one year. The loan was funded on October 13, 2006.

The income that was recorded in the Company's statement of operations for the year ended December 31, 2006 which was related to the holding in Auracall amounted to £30,921 ($60,574).
F-21-

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

Note 6 - Other Assets

	December 31,	December 31,
	2006	2006
		US$
Cost:
Goodwill	£8,074,242	$15,817,438
Customer relations	501,505	982,448
Trade name	37,508	73,478
License	168,639	330,364
	8,781,894	17,203,728

Accumulated amortization:
Customer relations	49,036	96,057
Trade name	3,426	6,716
License	20,245	39,658
	72,707	142,431

Other assets, net	£8,709,187	$17,061,297

Note 7 - Other Liabilities and Accrued Expenses

	December 31,	December 31,
	2006	2006
		US$

Related party	£32,494	$63,656
Corporate taxes	93,898	183,946
Government authorities	529,230	1,036,762
Payroll and other taxes	85,924	168,325
Accrued expense	322,972	632,701
Others	168,850	330,778

	£1,233,368	$2,416,168

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

Note 8 - Notes Payable

		December 31,	December 31,
	Annual Interest rate	2006	2006
			US$

Short term bank credit	Prime + 0.0% - 1.0%	£330,555	$647,557
Convertible note	Prime + 1.5%	714,603	1,399,907
Note payable to others, due on demand, monthly interest payments only	5% - 7%	284,197	556,742
Bank loans	8.5%	58,333	114,274
Loans payable over 5 years	Prime + 1.0%	382,109	748,552
Loan	Israeli Consumer Price Index + 4.0%	221,863	434,630

		1,991,660	3,901,662
less current portion		1,002,249	1,963,406

Long term portion		£989,411	$1,938,256

The notes payable matures as follows:

Year
2007	£1,002,249	$1,963,406
2008	729,357	1,428,810
2009	166,505	326,182
2010	72,018	141,084
2011	21,531	42,180

	£1,991,660	$3,901,662

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

Note 9 - Capital Lease Obligations

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense.

Future minimum lease payments under capital leases as of December 31, 2006 are:

	December 31,	December 31,
	2006	2006
		U.S.$

2007	£66,984	$131,221
2008	60,248	118,026
2009	16,328	31,987

Total	£143,560	$281,234

Total minimum lease payments	£157,459	$308,462
Less: amount representing interest	(13,899)	(27,228)

Present value of net minimum lease payment	£143,560	$281,234

Note 10 - Income Taxes

The Company accounts for income taxes under the provisions of SFAS 109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forward. The Company does not file consolidated tax returns.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

The following table reflects the Company's deferred tax assets and (liabilities):

	December 31, 2006
		U.S.$
Deferred Tax Liabilities:
Accelerated tax write off of fixed assets	£90,522	$177,333

Deferred Tax Assets:
Carry forward losses	31,246	61,211
Accrued Vacation and severance pay	9,450	18,513

Net deferred taxes liabilities	£49,826	$97,609

The provision for income taxes differs from the amount computed by applying the statutory income tax rates to income before taxes as follows:

	Years Ended	Year Ended
	December 31,	December 31,
	2006	2006
		U.S.$

Income tax computed at statutory rate	£106,296	$208,234

Effect of tax authority adjustments	(1,328)	(2,602)
Current income (losses) for which no deferred tax expense (benefit) has been recorded	(153,871)	(301,432)
Difference between income reported for tax purposes and income for financial reporting purposes - net	43,694	85,596
Taxes in respect of prior years	6,365	12,469
Provision for income taxes	£1,156	$2,265

Note 11 - Commitments contingent liabilities

LEGAL PROCEEDINGS

A.
In August 2002, Swiftnet filed a summary procedure lawsuit in the Magistrate Court of Tel - Aviv, Israel against MG Telecom Ltd. and its Chief Executive Officer, Mr. Avner Shur. In this lawsuit, Swiftnet alleged an unpaid debt due to Swiftnet in the amount of $50,000 from MG Telecom for services rendered by Swiftnet to MG Telecom. The debt arose from an agreement between Swiftnet and MG Telecom, at that time a provider of calling card services, in which traffic originating from MG Telecom calling cards was delivered through our system in London, England. Mr. Shur signed a personal guarantee agreement to secure MG Telecom’s obligations under the agreement. On August 16, 2005, the Magistrate Court rendered a judgment in this matter, rejecting our claims. On October 16, 2005, Swiftnet filed an appeal with the District Court of Tel - Aviv. On December 28, 2006, the District Court rescinded the judgment of the Magistrate Court. The case was returned to the Magistrate Court for writing a new reasoned judgment.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

B.
Swiftnet was served with a claim on October 11, 2005 that was filed by MCI WorldCom Limited (“MCI”) in an English court for the sum of £1,640,440 ($3,213,622) plus interest accruing at a daily rate of £401 ($786) which at the date of claim had amounted to £92,317 ($180,849). MCI’s claim is for telecommunication services MCI claims it provided to Swiftnet. Swiftnet has been in dispute with MCI regarding amounts due to MCI for telecommunications services provided by MCI to Swiftnet. Swiftnet alleges that the disputed charges were improperly billed by MCI to its account for a long time and therefore MCI should credit Swiftnet for a certain amount of the claim.  Swiftnet has defended the claim by stating that in relation to the invoices that MCI is claiming remain unpaid, £307,094 ($601,597) is not justified according to the rates agreed at various meetings and equates to an over-billing by such amount, although Swiftnet does not have written evidence for many of the agreed rates. Swiftnet has also submitted a counterclaim stating that it is owed a further £671,111 ($1,314,706) in credits in relation to amounts paid on account and wrongly attributed by MCI to over-billed invoices. In addition, MCI continues to send traffic to Swiftnet for termination via Xfone 018's network. Swiftnet is claiming that the amounts owed by MCI to Swiftnet in this regard should be set off against any amounts being claimed by MCI in the dispute. There is a further counterclaim for additional accounting costs and loss of management time incurred by Swiftnet due to the incorrect billing. Our financial statements carry the full amount Swiftnet has calculated that it owes to MCI based on the data held in Swiftnet’s billing systems.

C.
In August 2006, Story Telecom Limited filed a lawsuit in the Barnet County Court, London, United Kingdom, against “Famous Telecommunications”, a reseller of calling cards, and its owner, Mr. Tanvir Babar. In this lawsuit, Story Telecom alleged an unpaid debt in the amount of £52,000 ($101,868) from Famous Telecommunications and/or Mr. Baber for services rendered by it. The debt arose from an agreement between Story Telecom and famous Telecommunications and/or Mr. Baber, in which Story Telecom supplied Famous Telecommunications and/or Mr. Baber with calling cards which they in turn distributed in the market. In September 2006, the court rendered a Judgment in Default in favor of Story Telecom. According to the judgment Famous Telecommunications and/or Mr. Baber must pay the debt plus interest forthwith, approximately £54,000 ($105,786). Famous Telecommunications and/or Mr. Baber failed to comply with the court's order and as a result thereof Story Telecom applied for a Third Party Debt Order, requesting the court to order Mr. Baber’s bank, Halifax plc, to make available to Story Telecom any monies currently available within Mr. Baber's account. In October 2006, the court made an Interim Order ordering Halifax plc to hold any amounts available within Mr. Baber’s account (up to the amount of the judgment being £54,000) in favor of Story Telecom until full hearing takes place. Full hearing took place on January 18, 2007, during which the court ordered Halifax plc to pay Story Telecom any monies held in Mr. Baber’s account. Halifax plc transferred approximately £1,200 ($2,351) to Story Telecom’s account as these were all the monies available. On March 3, 2007, the court, following Story Telecom’s request, ordered Mr. Baber to attend court on April 3, 2007, for questioning regarding his financial situation whereby he will also be required to detail all his assets. Following such questioning Story Telecom will look to pursue the most likely to succeed course of action in collecting the monies due.

Note 12 - Capital Structure, Stock Options

Shares and Warrants

A.
The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The common stock has no pre-emptive or conversion rights or other subscription rights. There are no sinking fund provisions applicable to the common stock.

B.	In February 2005, Xfone granted 11,400 shares to employees, agents and subcontractors from its compensation fund stock pool the shares value as of the granting day was: £18,171.

C.
In March 2005 Xfone granted 8,419 warrants for consulting services, valued £4,505. Each Warrant is valid for 5 years and exercisable into one share of restricted common stock at an exercise price of $5.50 per share.

D.
During May 2005 and in connection with the acquisition of W.S. Telecom, Xfone issued 663,650 restricted shares of its common stock representing a market value of £1,170,400, and 561,216 warrants with a value £691,600. Each Warrant is valid for 5 years and exercisable into one share with a strike price that is 10% above the closing price of Xfone's common stock at the date of the acquisition.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

E.	During July 2005, Xfone granted 3,150 shares to a subcontractor. The value at the granting day was: £5,478.

F.
In connection with Xfone's September 28, 2005 financing transaction with Laurus Master Fund, Ltd. Xfone issued 157,500 warrants with a value of £21,740 (see also Note 9). Each warrant is valid for 5 years and exercisable into one share of common stock at $3.80 per share.

G.
On September 28, 2005 a Securities Purchase Agreement was entered for a financial transaction by and among Xfone, Crestview Capital Master, LLC, Burlingame Equity Investors, LP, Burlingame Equity Investors II, LP, Burlingame Equity Investors (Offshore), Ltd. and Mercantile Discount - Provident Funds. The proceeds of the financial transaction were used for general working capital and/or investment in equipment and/or for acquisitions and/or business development. Upon the closing of the financial transaction on October 31, 2005, Xfone issued to the investors an aggregate of 885,000 shares of common stock at a purchase price of $2.50 per share together with, 221,250 warrants at $3.00 per share and 221,250 warrants at $3.25 per share.

H.
On September 28, 2005, Xfone sold to Laurus Master Fund Ltd. in return for $2,000,000 a Secured Convertible Term Note for 574,713 shares of common stock, and 157,500 warrants which are exercisable at $3.80 per share. The warrants are exercisable for a period of 5 years

I.
During November 2005, Xfone granted 320,370 warrants to service providers and subcontractors valued £77,671 according to Black-Scholes option pricing model. Each Warrant is valid for 5 years and exercisable into one share of restricted common stock at an exercise price of $3.15 to $6.80 per share.

J.
In connection with a Stock Purchase Agreement, clarified on July 30, 2001, Campbeltown Business Limited (“Campbeltown”), an entity owned by the Nissenson family including Xfone’s President and Chief Executive Officer, a shareholder, holds options from Xfone and one of its directors to purchase 500,000 additional shares of Xfone for the amount of $200,000 (£115,942). This option was exercised on December 29, 2005.

K.
On December 29, 2005, the Board of Directors of Xfone entered into an oral Stock Purchase Agreement with Mr. Keinan pursuant to which it repurchased 100,000 restricted shares of its common stock at a price of $2.50 per share (market price at that day was $2.75 per share). The 100,000 shares were returned to Xfone for cancellation. The Agreement was approved by a majority of the non-interested members of the Board of Directors of Xfone.

L.	On March 28, 2006, Xfone issued to Gersten Savage, LLP 755 restricted shares of its common stock as consideration for legal services with a value of £1,480 ($2,900).
M.
On March 28, 2006, Xfone issued to Oberon Securities, LLC 30,144 shares of its common stock pursuant to that certain Letter Agreement dated November 15, 2005, between Xfone and Oberon Securities with a value of £54,302 ($106,378).

N.
On March 31, 2006, and in conjunction with a Letter Agreement dated October 10, 2005 with MCG Capital Corporation, a major creditor of I-55 Internet Services, Xfone issued to MCG Capital 667,998 shares of its common stock, valued at fair value of $2,010,006, in return for retiring its loan with I-55 Internet Services.

O.
On April 6, 2006, Xfone sold 80,000 restricted shares of its common stock, 20,000 warrants exercisable at $3.00 per share, and 20,000 warrants exercisable at $3.25 per share to Mercantile Discount-Provident Funds. The warrants are exercisable for a period of 5 years. The total value of the shares and warrants is £110,072 ($215,630).

P.
On April 6, 2006, Xfone sold 90,000 restricted shares of its common stock, 22,500 warrants exercisable at $3.00 per share, and 22,500 warrants exercisable at $3.25 per share to Hadar Insurance Company Ltd. The warrants are exercisable for a period of 5 years. The total value of the shares and warrants is £123,831 ($242,584).

Q.
On April 6, 2006, Xfone sold 110,000 restricted shares of its common stock, 27,500 warrants exercisable at $3.00 per share, and 27,500 warrants exercisable at $3.25 per share to the Israeli Phoenix Assurance Company Ltd. The warrants are exercisable for a period of 5 years. The total value of the shares and warrants is £151,348 ($296,492).

R.
On April 6, 2006, Xfone sold 44,000 restricted shares of its common stock, 11,000 warrants exercisable at $3.00 per share, and 11,000 warrants exercisable at $3.25 per share to Gaon Gemel Ltd. The warrants are exercisable for a period of 5 years. The total value of the shares and warrants is £60,539 ($118,597).

S.
During May 2006, and in conjunction with a January 10, 2006 Asset Purchase Agreement by and among Xfone USA, Inc. and Canufly.net, Inc., Xfone issued to the shareholders of Canufly.net 33,768 restricted shares of its common stock and 24,053 warrants, exercisable at $2.98 per share for a period of five years. The total value of the shares and warrants is £60,752 ($112,330).

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006
T.
On May 10, 2006, Xfone issued in exchange for services 25,000 warrants exercisable at $4.00 per share, 25,000 warrants exercisable at $4.50 per share, 25,000 warrants exercisable at $5.00 per share, and 25,000 warrants exercisable at $5.50 per share to Elite Financial Communications Group, LLC. The term of the warrants shall expire at the later of: (i) 36 months from the day of grant; (ii) 6 months after the underlying shares are effective. In the event Xfone elects early termination of its agreement with Elite Financial Communications Group, then any warrants that have not yet reached their vesting date will be deemed null and void.

U.
During May 2006, and in conjunction with the merger that consummated on March 31, 2006, Xfone issued to the shareholders of I-55 Internet Services, Inc. 789,863 restricted shares of its common stock valued at $2,380,178 and 603,939 warrants valued at $1,284,722, based on the Black Scholes option-pricing model. The warrants are convertible on a one to one basis into restricted shares of Xfone's common stock at an exercise price of $3.31 per share, and have a term of five years.

V.
During May 2006, and in conjunction with the merger that consummated on March 31, 2006, Xfone issued to the sole shareholder of I-55 Telecommunications, LLC. 223,702 restricted shares of its common stock valued at $671,687 and 79,029 warrants valued at $166,667, based on the Black Scholes option-pricing model. The warrants are convertible on a one to one basis into restricted shares of Xfone's common stock at an exercise price of $3.38 per share, and have a term of five years.

W.
During May 2006, and in conjunction with Agreements to Purchase Promissory Notes dated October 31, 2005 / February 3, 2006 with certain creditors of I-55 Telecommunications, LLC, Xfone issued to the creditors of I-55 Telecommunications 163,933 restricted shares of its common stock and 81,968 warrants at a total value of $492,220, in return for retiring their individual loans with I-55 Telecommunications. The warrants are convertible on a one to one basis into restricted shares of Xfone's common stock at an exercise price of $3.38 per share, and have a term of five years.

X.	On May 30, 2006, Xfone issued 2,736 restricted shares of its common stock to Elite Financial Communications Group, LLC in exchange for services. The value of the shares is £4,955 ($9,707).
Y.
On June 28, 2006, Xfone cancelled 5,000 restricted shares of its common stock which were issued in 2000 to Ofer Weisglass. The shares were issued to Mr. Weisglass in return for services; however Mr. Weisglass failed to provide the services to Xfone.

Z.	On July 3 2006, Xfone issued to Preiskel & Co LLP 5,236 restricted shares of its common stock as consideration for legal services. The value of the shares is £7,500 ($1,469).
AA.
On July 5, 2006, and in conjunction with the acquisition that was completed on July 3, 2006, Xfone issued to the shareholders of Equitalk.co.uk Limited a total of 402,192 restricted shares of its common stock and a total of 281,872 warrants exercisable at $3.025 per share for a period of five years. The total value of the shares and warrants is £717,167 ($1,404,930).

BB.
On July 11, 2006, and in conjunction with a March 10, 2005 Employment Agreement between Xfone USA, Inc. and Wade Spooner, its President and Chief Executive Officer, Xfone issued to Mr. Spooner an “Acquisition Bonus” of 32,390 warrants. Xfone was advised by AMEX that the approval of the shareholders of Xfone is required in order to allow the issuance and listing of the shares underlying said warrants. The required approval was obtained on December 28, 2006. The warrants are convertible on a one to one basis into restricted shares of Xfone's common stock at an exercise price of $3.285, and have a term of five years. The value of the warrants is £11,010 ($21,569).

CC.
On July 11, 2006, and in conjunction with a March 10, 2005 Employment Agreement between Xfone USA, Inc. and Ted Parsons, its Vice President and Chief Marketing Officer, Xfone issued to Mr. Parsons an “Acquisition Bonus” of 16,195 warrants. Xfone was advised by AMEX that the approval of the shareholders of Xfone is required in order to allow the issuance and listing of the shares underlying said warrants. The required approval was obtained on December 28, 2006. The warrants are convertible on a one to one basis into restricted shares of Xfone's common stock at an exercise price of $3.285, and have a term of five years. The value of the warrants is £5,506 ($10,785).

DD.
On July 11, 2006, and in conjunction with a Letter Agreement dated June 15, 2006 between Xfone and Oberon Securities, LLC, Xfone issued to Oberon Securities 243,100 warrants at an exercise price of $2.86 and 37,200 warrants at an exercise price of $3.34. The warrants are convertible on a one to one basis into restricted shares of Xfone's common stock, and have a term of five years. The value of the warrants is £180,140 ($352,895).

EE.
On July 11, 2006, and in conjunction with a June 19, 2006 Securities Purchase Agreement Xfone issued to several investors an aggregate of 172,415 warrants. The warrants are convertible on a one to one basis into restricted shares of Xfone's common stock, at an exercise price of $3.40, and have a term of five years. The value of the warrants is £91,186 ($178,633).

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006
FF.
On September 5, 2006, and in conjunction with a June 19, 2006 Securities Purchase Agreement Xfone issued to several investors an aggregate of 344,825 restricted shares of common stock. The value of the shares is £531,163 ($1,040,549).

GG.
On September 19, 2006, and in conjunction with a Letter Agreement dated June 15, 2006 between Xfone and Oberon Securities, LLC, Xfone issued to Oberon Securities 90,000 restricted shares of common stock. The value of the shares is £119,512 ($234,124).

HH.
On September 19, 2006, and pursuant to the Service Agreement dated December 6, 2005, that was terminated on August 28, 2006, Xfone cancelled 64,360 of the 100,000 warrants which were issued to Elite Financial Communications Group, LLC on May 10, 2006.

II.	On November 1, 2006, Xfone issued 6,994 restricted shares of its common stock to Elite Financial Communications Group, LLC in exchange for services. The value of the shares is £9,044 ($17,717).
JJ.
On November 20, 2006, Xfone issued in exchange for services 36,000 warrants exercisable at $3.50 per share, 36,000 warrants exercisable at $4.00 per share, and 36,000 warrants exercisable at $4.50 per share to Institutional Marketing Services, Inc. The warrants have a term of five years. In the event Xfone elects early termination of its agreement with Institutional Marketing Services, then any warrants that have not yet reached their vesting date will be cancelled. The value of the warrants is £27,341($53,561).

KK.
On November 27, 2006, Xfone issued in exchange for services 117,676 warrants exercisable at $3.50 per share to Crestview Capital Master, LLC. The warrants have a term of five years and shall vest as follows: 29,419 warrants immediately, 29,419 warrants on February 10, 2007, 29,419 warrants on May 10, 2007, and 29,419 warrants on August 10, 2007. The value of the warrants is £89,662 ($175,648).

LL.
On December 26, 2006, and in conjunction with a December 25, 2006 oral stock purchase agreement, Xfone repurchased from Abraham Keinan, its Chairman of the Board, 100,000 restricted shares of its common stock at a price of $2.70 per share (market price at that day was $2.80 per share). The 100,000 shares were returned to Xfone for cancellation. The Agreement was approved by all non-interested members of the Board of Directors, following a review and discussion by Xfone’s Audit Committee.

Stock Option Plan

A.
In November 2004, Xfone’s board of directors approved the adoption of the principal items forming Xfone’s 2004 stock option plan (The “Plan”) for the benefit of employees, officers, directors, consultants and subcontractors of the Company including its subsidiaries. This plan was approved by a special meeting of shareholders on March 13, 2006. The purpose of the Plan is to enable the Company to attract and retain the best available personnel for positions of substantial responsibility, to provide an incentive to such persons presently engaged with the Company and to promote the success of the Company business. The Plan will provide for the grant of options an aggregate of 5,500,000 shares of Xfone’s common stock. The Plan shall be administered by the board to determine the persons to whom options are granted, the number of options that are granted, the number of shares to be covered by each option, the options may be exercised and whether the options is an incentive or non-statutory option.

B.
At November 24, 2004 3,200,000 options were granted under the plan described above according to the following terms: Option exercise price - $3.50, vesting date - 12 month from the date of grant, expiration date - 5 years from the vesting date.

C.
On February 6, 2005, Xfone’s board of directors approved a grant to employees of 730,000 options under and subject to the 2004 Stock Option Plan of Xfone according to the following terms: Option exercise price of $3.50; Vesting Date - the vesting of the options will be over a period of 4 years as follows: 25% of the options are vested after a year from the Date of Grant. Thereafter, 1/16 of the options are vested every 3 months for the following 3 years; Expiration Date - 5.5 years from the Grant Date.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006
D.
On November 13, 2005, Xfone's Board of Directors ratified the grant of 600,000 options to Wade Spooner and 300,000 options to Ted Parsons on March 10, 2005, under its 2004 Stock Option Plan, pursuant to the terms described in their March 10, 2005 employment agreements. The stock options will provide for a five (5) year term from the vesting date, a strike price that is 10% above the closing price of the Registrant’s common stock on the date of issue of the Options.

E.
On June 8, 2005, Xfone’s board of directors approved a grant to Xfone's Chief Financial Officer, of 300,000 options under and subject to the 2004 Stock Option Plan of Xfone according to the following terms: Option exercise price of $3.50; Vesting Date - the vesting of the options will be over a period of 4 years as follows: 25% of the options are vested after a year from the Date of Grant. Thereafter, 1/16 of the options are vested every 3 months for the following 3 years; Expiration Date -5.5 years from the grant date.

F.
On July 11, 2006, and in conjunction with a July 3, 2006 Service Agreement between Xfone, Swiftnet Limited and John Mark Burton, the Managing Director of Xfone's UK based subsidiaries, Swiftnet Limited and Equitalk.co.uk Limited Xfone’s Board of Directors approved the grant of 300,000 options, under and subject to its 2004 Stock Option Plan, to Mr. Burton. The options are convertible on a one to one basis into restricted shares of Xfone's common stock, at an exercise price of $3.50, and have a term of ten years. The vesting of the options will be over a period of 4 years as follows: 75,000 options are vested on July 3, 2007. Thereafter, 18,750 options are vested every 3 months for the following 3 years.

G.
On October 30, 2006, Xfone’s Board of Directors approved a grant of 25,000 options to Itzhak Almog under and subject to Xfone’s 2004 Stock Option Plan. The options were granted according to the following terms: Date of Grant - October 30, 2006; Option exercise price - $3.50; Vesting Date - 12 months from the Date of Grant; Expiration Date - 5 years from the Vesting Date.

H.
As of December 31, 2006 there are 5,350,000 options outstanding out of this plan, of which 325,000 options were granted in 2006. Transactions related to the above Plan during the year ending December 31, 2006 were as follows:

	Year Ended December 31, 2006
	Number of options	Weighted average exercise price
Options outstanding at the beginning of the year	5,130,000	$3.70
Granted	325,000	$3.50
Forfeited	(105,000)	$3.50
Options outstanding at the end of the year	5,350,000	$3.69

Options vested as exercisable	3,665,625	$3.50

Weighted average fair value of options granted		$1.21

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

The following table summarizes information about options outstanding and exercisable at December 31, 2006:

	Options Outstanding
Range price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price

3.50 - 4.62	5,350,000	4.8	$3.69

Note 13 - Earnings Per Share

			Year Ended December 31 , 2006
			Weighted Average
			Income	Shares	Per Share	Per Share
					Amounts	Amounts
						U.S.$
Net Income			£337,262
Basic EPS:
Income available to common stockholders			£337,262	10,135,874	£0.033	$0.065
Effect of dilutive securities:
Options and warrants	(*	)	-	-	-	-
Diluted EPS:
Income available to common stockholders			£337,262	10,135,874	£0.033	$0.065
(*) Anti-diluted

	Year Ended December 31 , 2005
	Weighted Average
	Income	Shares	Per Share	Per Share
			Amounts	Amounts
				U.S.$
Net Income	£26,078
Basic EPS:
Income available to common stockholders	£26,078	6,868,471	£0.004	$0.007
Effect of dilutive securities:
Options and warrants	-	1,074,713	(0.001)	(0.001)
Diluted EPS:
Income available to common stockholders	£26,078	7,943,184	£0.003	$0.006

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

Note 14 - Related Party Transactions

	Years ended		Years ended
	December 31,		December 31,
	2006	2005	2006
			US$

Campbeltown Business:

Fees	£83,400	£83,400	$163,381
Accrued Expenses	6,950	6,950	13,615

Vision Consultants Limited:

Fees	-	83,400	163,381
Accrued expenses	-	6,950	-

Abraham Keinan

Fees	51,409	-	100,710
Accrued expenses	5,905	-	11,568

Story Telecom Limited:

Revenues (*)	1,472,150	3,203,663	2,883,942
Commissions (*)	159,418	172,144	312,300
Due from related Story Telecom (net)	627,528	1,290,702	1,229,327

Auracall Limited:

Related revenues	766,254	211,099	1,501,092
Commissions	541,735	143,364	1,061,259
Due to Auracall (net)	72,809	120,395	142,633
Short-term loan from Auracall Limited	24,000	-	47,016

Dionysos Investments (1999) Limited:
Fees	36,000	36,000	70,524
Accrued Expenses	3,000	3,000	5,877

Balance:
Loan to Abraham Keinan	-	123,965	-
Guy Nissenson	-	(11,542)	(22,611)
Abraham Keinan	-	(18,201)	(62,670)
(*) Amount represents the period for which Story Telecom Limited was not consolidated into the Company's financial reports.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

Note 15 - Financial Commitments

A.
The Company leases its facilities in the UK, USA and Israel under operating lease agreement, which will expire in 2009 through 2012. The minimum lease payments under non-cancelable operating leases are as follows:

Year ended December 31,

2007	£223,887
2008	166,612
2009	108,818
2010	49,134
2011	49,134
2012	49,134

B.
On April 2, 2002, Xfone’s Board of Directors approved a bonus and success fee whereby if the Company receives monthly revenues in excess of $485,000 then Mr. Keinan and Campbeltown Business shall receive 1% of such monthly revenues, up to a maximum of one million dollars (the “Bonus and Success Fee”). On April 10, 2003, Mr. Keinan and Campbeltown Business waived their right to receive 1% of the revenues generated by Story Telecom. This bonus and success fee was separate from our consulting agreement with Campbeltown Business, involving a monthly payment of £2000, along with an additional monthly performance bonus. On February 8, 2007, an Agreement was entered by and between Xfone, Swiftnet, Campbeltown Business, and Mr. Keinan (the “February 8, 2007 Agreement”). The February 8, 2007 Agreement provides that effective as of January 1, 2007, the Bonus and Success Fee is cancelled, and that Mr. Keinan and Campbeltown Business shall have no further right to any percentage of our revenue.

C.
On May 11, 2000, Swiftnet Limited, which is now our wholly owned subsidiary, and our Chairman of the Board of Directors, Abraham Keinan, entered into an 18-month renewable consulting agreement with Campbeltown Business Ltd., a private company incorporated in the British Virgin Island which is owned by Guy Nissenson, our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Principal Accounting Officer and Director and other family members of Mr. Nissenson. This agreement provided that Swiftnet will hire Campbeltown Business as its financial and business development consultant and will pay Campbeltown Business £2,000 per month, along with an additional monthly performance bonus based upon Swiftnet attaining the following revenue levels, for consulting services in the area of business development and management activities:

TARGET AMOUNT OF REVENUES PER MONTH	ADDITIONAL MONTHLY BONUS
Less than £125,000	£0
Between £125,000 - £150,000 (approximately $244,875 - $293,850)	£1,250 (approximately $2,449)
Between £150,000 - £175,000 (approximately $293,850 - $342,825)	£2,500 (approximately $4,898)
Over £175,000 (approximately $342,825)	£2,750 (approximately $5,387)

The agreement with Campbeltown Business involving the aforementioned monthly payment of £2000, along with an additional monthly performance bonus, was separate from a bonus and success fee arrangement that was approved by our Board of Directors on April 2, 2002.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006
The May 11, 2000 agreement was for 18 months, but provided that it will be renewed by mutual agreement of Swiftnet and Campbeltown Business. On November 5, 2001, May 11, 2003, November 10, 2004, and May 11, 2006 this agreement was renewed for additional 18 month periods. On February 8, 2007, an Agreement was entered by and between Xfone, Swiftnet, Campbeltown Business, and Mr. Keinan (the “February 8, 2007 Agreement”). The February 8, 2007 Agreement provides that effective as of January 1, 2007, the aforementioned consulting agreement is terminated.

Stock Purchase Agreement

On June 19, 2000, Swiftnet Limited entered into a Stock Purchase Agreement with Abraham Keinan and Campbeltown Business Ltd. a company owned and controlled by Guy Nissenson and his family. This agreement provides that:

•
Abraham Keinan confirmed that all his businesses activities and initiatives in the field of telecommunications are conducted through Swiftnet, and would continue for at least 18 months after the conclusion of this transaction.

•	Campbeltown Business declared that it is not involved in any business that competes with Swiftnet and would not be involved in such business at least for 18 months after this transaction is concluded.
•	Campbeltown Business would invest $100,000 in Swiftnet, in exchange for 20% of the total issued shares of Swiftnet;
•
Campbeltown Business would also receive 5% of our issued and outstanding shares following our acquisition with Swiftnet. In June 2000, Campbeltown Business invested the $100,000 in Swiftnet. Xfone acquired Swiftnet and Campbeltown received 720,336 shares of our common stock for its 20% interest in Swiftnet.

•
Swiftnet and Abraham Keinan would guarantee that Campbeltown Business' 20% interest in the outstanding shares of Swiftnet would be exchanged for at least 10% of our outstanding shares and that Campbeltown Business would have in total at least 15% of our total issued shares after our acquisition occurred.

•
Campbeltown Business would have the right to nominate 33% of the members of our board of directors and Swiftnet’s board of directors. When Campbeltown Business ownership in our common stock was less than 7%, Campbeltown Business would have the right to nominate only 20% of our board members but always at least one member. In the case that Campbeltown Business ownership in our common stock was less than 2%, this right would expire.

•
Campbeltown Business would have the right to nominate a vice president in Swiftnet. Mr. Guy Nissenson was nominated as of the time of the June 19, 2000 agreement. If for any reason Guy Nissenson will leave his position, Campbeltown Business and Abraham Keinan will agree on another nominee. The Vice President will be employed with suitable conditions.

•
Campbeltown Business will have the right to participate under the same terms and conditions in any investment or transaction that involve equity rights in Swiftnet or us conducted by Abraham Keinan at the relative ownership portion.

•	Keinan and Campbeltown Business have signed a right of first refusal agreement for the sale of their shares.

Until Xfone conducts a public offering or is traded on a stock market, we are not permitted to issue any additional shares or equity rights without a written agreement from Campbeltown Business. This right expires when Campbeltown no longer owns any equity interest or shares in Xfone or Swiftnet.

D.	The Company has commission agreements with various agents that are entitled to commission of approximately 5%-12% of the total sale amount less any bad debts.

Note 16 - Economic Dependency and Credit Risk

A. Certain Telecommunication operators act as collection channels for the Company. In 2006 the Company had two major collection channels, one in the U.K. and one in Israel. Collections through these channels accounted to approximately 18% and 5% of the Company's total revenues in 2006, and 23% and 19% of the Company's total revenues in 2005. With respect to collection of monies for the Company, these Telecommunication operators are not deemed to be customers of the Company.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006
B.
Approximately, 31%, 28% and 5% of the Company’s purchases are from three suppliers for the year ended December 31, 2006, and 21%, 16%, 15% and 14% are from four suppliers for the year ended December 31, 2005.

Note 17 - Segment Information

The percentage of the Company’s revenues is derived from the following Geographical segments:

	Years Ended		Years Ended
	December 31,		December 31,
	2006	2005	2006
			US$
Revenues:
England	£8,652,945	£8,141,765	$16,951,119
United states	7,899,033	4,516,472	15,474,206
Israel	2,801,793	1,455,511	5,488,712

Total revenues	19,353,771	14,113,748	37,914,037

Cost of revenues
England	6,041,075	6,104,496	11,834,466
United states	3,922,771	2,146,386	7,684,708
Israel	1,250,548	1,003,715	2,449,824

Total cost of revenues	11,214,394	9,254,597	21,968,998

Direct gross Profit:
England	2,611,870	2,037,269	5,116,653
United states	3,976,262	2,370,086	7,789,497
Israel	1,551,245	451,796	3,038,889

	8,139,377	4,859,151	15,945,039

Operating expenses:
England	1,828,572	1,826,754	3,582,173
United states	3,398,811	(*) 1,707,604	6,658,270
Israel	1,638,303	823,048	3,209,436

	6,865,686	(*) 4,357,406	13,449,879

Operating Profit:
England	783,298	210,515	1,534,480
United states	577,451	(*) 662,482	1,131,227
Israel	(87,058)	(371,252)	(170,547)

	1,273,691	(*) 501,745	2,495,160

Expenses related to Headquarter in the US	745,349	(*) 547,491	1,460,138

Operating Profit	£528,342	£(45,746)	$1,035,022

(*) Amounts were reclassified in order to present segment information without the effect of expenses related to operating a Headquarter in the US.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006

Note 18 - Subsequent Events

A.On January 16, 2007, and in conjunction with a December 24, 2006 Securities Purchase Agreement we issued an aggregate of 344,828 restricted shares of our common stock to Halman-Aldubi Provident Funds Ltd. and Halman-Aldubi Pension Funds Ltd.

B. On February 2, 2007, and in conjunction with a December 24, 2006 Securities Purchase Agreement we issued an aggregate of 172,414 warrants to Halman-Aldubi Provident Funds Ltd. and Halman-Aldubi Pension Funds Ltd. The warrants are exercisable on a one to one basis into restricted shares of our common stock, at an exercise price of $3.40, and have a term of five years.

C.On February 23, 2007, Story Telecom (Ireland) Limited, a wholly-owned subsidiary of Story Telecom, Inc., the Company's majority-owned subsidiary, was dissolved.

D. Following the closing in 2006, and due to the satisfaction of certain earnout provisions in the Asset Purchase Agreement with Canufly.net and Mr. Michael Nassour, the Company issued on March 20, 2007 an additional 20,026 restricted shares of its common stock and 14,364 warrants exercisable at $2.98 per share for a period of five years to the shareholders of Canufly.net.
F-36-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

On January 18, 2006, the Audit Committee of the Company, in accordance with its rotation of independent auditors policy, has replaced Chaifetz & Schreiber, P.C. as independent auditors and appointed Stark Winter Schenkein & Co., LLP (“SWS”), an independent member of BKR International, as independent auditors of the Company. There were no reportable events, disagreements or dissatisfaction with Chaifetz & Schreiber to report as defined in Regulation S-B Item 304(a)(2). Chaifetz & Schreiber P.C. were replaced as part of the Company policy of rotating its lead and reviewing audit partners after five consecutive years. On January 31, 2006, we filed with the U.S. Securities and Exchange Commission an amended current report on Form 8-K disclosing the appointment of SWS as our new auditors. On December 28, 2006, our shareholders approved the appointment of SWS as our Independent Certified Public Accountants for the fiscal year ending December 31, 2006, and the first three quarters of the fiscal year ending December 31, 2007.

ITEM 8A. CONTROLS AND PROCEDURES.

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2006.

There have been no significant changes in our internal control over financial reporting during the fiscal year ended December 31, 2006, or subsequent to December 31, 2006 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Asset Purchase Agreement with Canufly.net, Inc.

As previously disclosed on Current Report on Form 8-K filed January 31, 2006, on January 10, 2006 (effective as of January 1, 2006), Xfone USA, Inc., our wholly owned subsidiary, entered into an Asset Purchase Agreement with Canufly.net, Inc. (“Canufly.net”), an Internet Service Provider based in Vicksburg, Mississippi, and its principal shareholder, Mr. Michael Nassour. Canufly.net provided residential and business customers with high-speed Internet services and utilized the facilities-based network of Xfone USA, as an alternative to BellSouth, to provide Internet connectivity to its customers. Canufly.net also provided Internet services through a small wireless application in certain areas in Vicksburg, Mississippi. The transaction was closed on January 24, 2006.

We agreed to pay a total purchase price of up to $710,633, payable as follows: (i) $185,000 in cash payable in twelve equal monthly payments, the first installment was paid at closing, and as of December 31, 2006, the entire amount was paid in full and in accordance with the Asset Purchase Agreement; (ii) $255,633 in cash, paid at closing, to pay off the loan with the B&K Bank; (iii) 33,768 restricted shares of common stock and 24,053 warrants exercisable at $2.98 per share for a period of five years were issued to the shareholders of Canufly.net during May 2006.

Following the closing in 2006 and due to the satisfaction of certain earnout provisions in the Asset Purchase Agreement the Company issued on March 20, 2007 an additional 20,026 restricted shares of its common stock and 14,364 warrants exercisable at $2.98 per share for a period of five years to the shareholders of Canufly.net.

The acquisition was not significant from an accounting perspective.

Consulting Agreements / Employment Agreements with Abraham Keinan and Guy Nissenson

Background

As previously disclosed on Current Report on Form 8-K filed December 28, 2006, on December 25, 2006, the Board of Directors of the Company approved, effective as of January 1, 2007, an annual compensation of £168,000 ($329,112) to the President and Chief Executive Officer of the Company, Mr. Guy Nissenson; and an annual compensation of £168,000 ($329,112) to the Chairman of the Board of Directors of the Company, Mr. Abraham Keinan.

The Board of Directors further resolved that the Company and its wholly-owned U.K. based subsidiary, Swiftnet Limited will enter into appropriate written agreements with Messrs Nissenson and Keinan to reflect the above-mentioned resolution. These new agreements will supersede prior compensation agreements and Board of Directors resolutions regarding Mr. Nissenson, Campbeltown Business Ltd., and Mr. Keinan.

It was further resolved by the Board of Directors that bonuses and success fees to Messrs Nissenson and Keinan will be discussed separately, taking into account revenues and profit growth in 2007.

The above-mentioned resolutions (the “December 25, 2006 Board Resolutions”) were approved by all non-interested members of the Board of Directors, following a review and discussion by the Company’s Audit Committee.

Keinan Employment Agreement with Swiftnet

Pursuant to the December 25, 2006 Board Resolutions, on March 28, 2007, Swiftnet and Mr. Keinan entered into an employment agreement, to be effective as of January 1, 2007 (the “Keinan Employment Agreement”).

The Keinan Employment Agreement provides that Mr. Keinan shall be employed as the Chairman of the Board of Directors of Swiftnet. Keinan Employment Agreement shall be in effect for an initial fixed term of five years, beginning on January 1, 2007, (the "Initial Effective Term"), and thereafter shall automatically be renewed for additional terms of three years (each, an "Additional Effective Term"). Notwithstanding the foregoing, each of Swiftnet and Mr. Keinan shall have the right to terminate the automatic renewal of Keinan Employment Agreement, for any reason whatsoever, by a termination notice in writing, to be provided to the other party not less than six months prior to: (i) the expiration of the Initial Effective Term, or (ii) the expiration of any Additional Effective Term (the "Notice Period"). Notwithstanding the foregoing, Mr. Keinan shall have the right to terminate the Keinan Employment Agreement, for any reason whatsoever, and at any time, including during the Initial Effective Term ("Early Termination"). In the event of Early Termination, the Notice Period shall be of not less than eight months.

Under the Keinan Employment Agreement, Swiftnet shall pay to Mr. Keinan during the term of his engagement a salary at the rate of Forty Eight Thousand British Pounds (£48,000) ($94,032) per annum, such salary to be paid in equal monthly installments in arrears on the last Friday of each month. Swiftnet shall provide Mr. Keinan with an appropriate executive car or car allowance with an effective annual cost to Swiftnet of up to Fifteen Thousand British Pounds (£15,000) ($29,385).

Swiftnet shall pay Mr. Keinan contributions to the following schemes: (i) Health care for him and his immediate family; (ii) Permanent health; (iii) Life insurance arrangements (up to a maximum of four times salary); (iv) Pension rights - Swiftnet shall contribute a monthly sum equal to 7.5% of his salary. (v) Travel insurance.

Swiftnet shall reimburse to Mr. Keinan all traveling, hotel, restaurant and other expenses incurred by him in the proper performance of his duties under his engagement.

If during the period of the employment under the Keinan Employment Agreement Mr. Keinan shall cease to be a director of Swiftnet, his employment shall continue and the terms of the Keinan Employment Agreement (other than those relating to the holding of office of director / chairman) shall continue in full force.

The Keinan Employment Agreement also contains special arrangements for sickness benefits, holiday entitlement and provisions regarding non-competition; intellectual property; confidentiality; conflict of interests and other standard terms and conditions.

The Keinan Employment Agreement was approved by all non-interested members of the Board of Directors, following a review and discussion by the Company’s Audit Committee.

A copy of the Keinan Employment Agreement is attached hereto as Exhibit 10.97 and incorporated herein by reference.

Keinan Consulting Agreement

Pursuant to the December 25, 2006 Board Resolutions, on March 28, 2007, the Company and Mr. Keinan entered into a consulting agreement, to be effective as of January 1, 2007 (the “Keinan Consulting Agreement”).

The Keinan Consulting Agreement provides that Mr. Keinan shall render the Company advisory, consulting and other services in relation to the business and operations of the Company (excluding its business and operations in the United Kingdom).

In consideration of the performance of the Services pursuant to the Keinan Consulting Agreement, the Company shall pay Mr. Keinan a monthly fee of Ten Thousand British Pounds (£10,000) ($19,590) (the "Fee"). Mr. Keinan shall invoice the Company at the end of each calendar month and the Company shall make the monthly payment immediately upon receiving such invoice. Once a calendar year, and no later than December 15, the Company’s Board shall consider approving an increase to the Fee. Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee of the Company (the "Compensation Committee"). However, in the event the Company has not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice. In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board shall take into account, among other factors, growth in the Company’s revenues and/or profits.

The Company’s Board shall, from time to time, and not less than once a calendar year, consider approving a grant of success bonus to Mr. Keinan (the "Bonus"). Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee. However, in the event the Company has not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice. In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board shall take into account, among other factors, growth in the Company’s revenues and/or profits and/or successful completion of transactions or activities by the Company (such as, but not limited to, reorganization, mergers, acquisitions, capital raisings and cost cuts). Any Board member, except Mr. Keinan, may, at any time and from time to time, initiate a Bonus grant to Mr. Keinan, and in such an event the approving process shall be set in motion.

Immediately upon the establishment by the Company of any new stock option or purchase plan or other equity compensation arrangement pursuant to which options or stock may be acquired by officers, directors, employees, or consultants of the Company (collectively, "Plan"), the Company’s Board shall consider approving a grant of an appropriate amount of options (or any other applicable rights) under the Plan to Mr. Keinan. Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee. However, in the event the Company has not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice.

In addition to the Fee and the Bonus, the Company shall pay directly and/or reimburse Mr. Keinan for his Expenses. For the purposes of the Keinan Consulting Agreement, the term "Expenses" shall mean any and all amounts actually paid by the Company and/or by Mr. Keinan, and/or to be paid by Mr. Keinan at his direction, including, without limitation (i) costs associated with telecommunication services and products, and (ii) costs associated with transportation and/or travel (including, but not limited to, by plane, train, rented car and taxi) and/or accommodation (including, but not limited to, at rented flats and hotels) and/or any other board and lodging expenses (including, but not limited to, food, restaurants and entertainment) which were and/or will be incurred in connection with the performance of the Services pursuant to the Keinan Consulting Agreement.

The Company acknowledges that in order to render the Services pursuant to the Keinan Consulting Agreement, Mr. Keinan may be required to travel frequently around the world. Therefore, in order to enable Mr. Keinan a normal family life the Company shall bear Expenses which are related to Mr. Keinan's spouse.

Mr. Keinan shall hold and use, in his sole discretion, credit cards in the name of the Company (the "Credit Cards"). Due to Mr. Keinan's position with the Company (i.e. Chairman of the Board) he may from time to time use the Credit Cards to make certain Company payments and pay certain Company expenses.

This Keinan Consulting Agreement shall be in effect for an initial fixed term of five years, beginning on January 1, 2007 (the "Initial Effective Term"), and thereafter, unless terminated as provided below, shall automatically be renewed for additional terms of three years (each, an "Additional Effective Term"). Notwithstanding the foregoing, each of the Company and Mr. Keinan shall have the right to terminate the automatic renewal of the Keinan Consulting Agreement, for any reason whatsoever, by a termination notice in writing, to be provided to the other party not less than six months prior to: (i) the expiration of the Initial Effective Term, or (ii) the expiration of any Additional Effective Term (the "Notice Period"). Notwithstanding the foregoing, as long as Mr. Keinan shall command and/or control, directly and/or indirectly, including together with others (as well as pursuant to that certain Voting Agreement dated September 28, 2004, by and among Mr. Keinan, Guy Nissenson and Campbeltown Business Ltd.) and/or by proxies, fifteen percent (15%) or more of the voting rights of the Company, if the Company shall choose to exercise its right to terminate the automatic renewal of the Keinan Consulting Agreement, the Notice Period shall be of not less than twelve months. Notwithstanding the foregoing, Mr. Keinan shall have the right to terminate the Keinan Consulting Agreement, for any reason whatsoever, and at any time, including during the Initial Effective Term ("Early Termination by Mr. Keinan "). In the event of Early Termination by Mr. Keinan, the Notice Period shall be of not less than eight months.

The Keinan Consulting Agreement further provides that no later than June 30, 2007, the Company and Mr. Keinan shall enter into a severance agreement providing for an appropriate severance package for Mr. Keinan (the "Severance Agreement"). The Severance Agreement shall, inter alia, cover events of termination of the automatic renewal of the Keinan Consulting Agreement by the Company or Mr. Keinan, termination of the Keinan Consulting Agreement by Mr. Keinan, and scheduled retirement by Mr. Keinan.

The Keinan Consulting Agreement also contains provisions regarding non-competition; intellectual property; confidentiality; conflict of interests and other standard terms and conditions.

The Keinan Consulting Agreement was approved by all non-interested members of the Board of Directors, following a review and discussion by the Company’s Audit Committee.

A copy of the Keinan Consulting Agreement is attached hereto as Exhibit 10.98 and incorporated herein by reference.

Nissenson Employment Agreements with Swiftnet

Pursuant to the December 25, 2006 Board Resolutions, on March 28, 2007, Swiftnet and Mr. Nissenson entered into an employment agreement, to be effective as of January 1, 2007 (the “Nissenson Employment Agreement”).

The Nissenson Employment Agreement provides that Mr. Nissenson shall be employed as Director of Business Development of Swiftnet. Nissenson Employment Agreement shall be in effect for an initial fixed term of five years, beginning on January 1, 2007, (the "Initial Effective Term"), and thereafter shall automatically be renewed for additional terms of three years (each, an "Additional Effective Term"). Notwithstanding the foregoing, each of Swiftnet and Mr. Nissenson shall have the right to terminate the automatic renewal of Nissenson Employment Agreement, for any reason whatsoever, by a termination notice in writing, to be provided to the other party not less than six months prior to: (i) the expiration of the Initial Effective Term, or (ii) the expiration of any Additional Effective Term (the "Notice Period"). Notwithstanding the foregoing, Mr. Nissenson shall have the right to terminate the Nissenson Employment Agreement, for any reason whatsoever, and at any time, including during the Initial Effective Term ("Early Termination"). In the event of Early Termination, the Notice Period shall be of not less than eight months.

Under the Nissenson Employment Agreement, Swiftnet shall pay to Mr. Nissenson during the term of his engagement a salary at the rate of Forty Eight Thousand British Pounds (£48,000) ($94,032) per annum, such salary to be paid in equal monthly installments in arrears on the last Friday of each month. Swiftnet shall provide Mr. Nissenson with an appropriate executive car or car allowance with an effective annual cost to Swiftnet of up to Fifteen Thousand British Pounds (£15,000) ($29,385).

Swiftnet shall pay Mr. Nissenson contributions to the following schemes: (i) Health care for him and his immediate family; (ii) Permanent health; (iii) Life insurance arrangements (up to a maximum of four times salary); (iv) Pension rights - Swiftnet shall contribute a monthly sum equal to 7.5% of his salary. (v) Travel insurance.

Swiftnet shall reimburse to Mr. Nissenson all traveling, hotel, restaurant and other expenses incurred by him in the proper performance of his duties under his engagement.

If during the period of the employment under the Nissenson Employment Agreement Mr. Nissenson shall cease to be a director of Swiftnet, his employment shall continue and the terms of the Nissenson Employment Agreement (other than those relating to the holding of office of director) shall continue in full force.

The Nissenson Employment Agreement also contains special arrangements for sickness benefits, holiday entitlement and provisions regarding non-competition; intellectual property; confidentiality; conflict of interests and other standard terms and conditions.

The Nissenson Employment Agreement supersedes his May 11, 2000 Employment Agreement.

The Nissenson Employment Agreement was approved by all non-interested members of the Board of Directors, following a review and discussion by the Company’s Audit Committee.

A copy of the Nissenson Employment Agreement is attached hereto as Exhibit 10.99 and incorporated herein by reference.

Nissenson Consulting Agreement

Pursuant to the December 25, 2006 Resolutions, on March 28, 2007, the Company and Mr. Nissenson entered into a consulting agreement, to be effective as of January 1, 2007 (the “Nissenson Consulting Agreement”).

The Nissenson Consulting Agreement provides that Mr. Nissenson shall render the Company advisory, consulting and other services in relation to the business and operations of the Company (excluding its business and operations in the United Kingdom).

In consideration of the performance of the Services pursuant to the Nissenson Consulting Agreement, the Company shall pay Mr. Nissenson a monthly fee of Ten Thousand British Pounds (£10,000) ($19,590) (the "Fee"). Mr. Nissenson shall invoice the Company at the end of each calendar month and the Company shall make the monthly payment immediately upon receiving such invoice. Once a calendar year, and no later than December 15, the Company’s Board shall consider approving an increase to the Fee. Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee of the Company (the "Compensation Committee"). However, in the event the Company has not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice. In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board shall take into account, among other factors, growth in the Company’s revenues and/or profits.

The Company’s Board shall, from time to time, and not less than once a calendar year, consider approving a grant of success bonus to Mr. Nissenson (the "Bonus"). Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee. However, in the event the Company has not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice. In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board shall take into account, among other factors, growth in the Company’s revenues and/or profits and/or successful completion of transactions or activities by the Company (such as, but not limited to, reorganization, mergers, acquisitions, capital raisings and cost cuts). Any Board member, except Mr. Nissenson, may, at any time and from time to time, initiate a Bonus grant to Mr. Nissenson, and in such an event the approving process shall be set in motion.

Immediately upon the establishment by the Company of any new stock option or purchase plan or other equity compensation arrangement pursuant to which options or stock may be acquired by officers, directors, employees, or consultants of the Company (collectively, "Plan"), the Company’s Board shall consider approving a grant of an appropriate amount of options (or any other applicable rights) under the Plan to Mr. Nissenson. Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee. However, in the event the Company has not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice.

In addition to the Fee and the Bonus, the Company shall pay directly and/or reimburse Mr. Nissenson for his Expenses. For the purposes of the Nissenson Consulting Agreement, the term "Expenses" shall mean any and all amounts actually paid by the Company and/or by Mr. Nissenson, and/or to be paid by Mr. Nissenson at his direction, including, without limitation (i) costs associated with telecommunication services and products, and (ii) costs associated with transportation and/or travel (including, but not limited to, by plane, train, rented car and taxi) and/or accommodation (including, but not limited to, at rented flats and hotels) and/or any other board and lodging expenses (including, but not limited to, food, restaurants and entertainment) which were and/or will be incurred in connection with the performance of the Services pursuant to the Nissenson Consulting Agreement.

The Company acknowledges that in order to render the Services pursuant to the Nissenson Consulting Agreement, Mr. Nissenson may be required to travel frequently around the world. Therefore, in order to enable Mr. Nissenson a normal family life the Company shall bear Expenses which are related to Mr. Nissenson's spouse.

Mr. Nissenson shall hold and use, in his sole discretion, credit cards in the name of the Company (the "Credit Cards"). Due to Mr. Nissenson's position with the Company (i.e. President and CEO) he may from time to time use the Credit Cards to make certain Company payments and pay certain Company expenses.

This Nissenson Consulting Agreement shall be in effect for an initial fixed term of five years, beginning on January 1, 2007 (the "Initial Effective Term"), and thereafter, unless terminated as provided below, shall automatically be renewed for additional terms of three years (each, an "Additional Effective Term"). Notwithstanding the foregoing, each of the Company and Mr. Nissenson shall have the right to terminate the automatic renewal of the Nissenson Consulting Agreement, for any reason whatsoever, by a termination notice in writing, to be provided to the other party not less than six months prior to: (i) the expiration of the Initial Effective Term, or (ii) the expiration of any Additional Effective Term (the "Notice Period"). Notwithstanding the foregoing, as long as Mr. Nissenson shall command and/or control, directly and/or indirectly, including together with others (as well as pursuant to that certain Voting Agreement dated September 28, 2004, by and among Mr. Nissenson, Abraham Keinan and Campbeltown Business Ltd.) and/or by proxies, fifteen percent (15%) or more of the voting rights of the Company, if the Company shall choose to exercise its right to terminate the automatic renewal of the Nissenson Consulting Agreement, the Notice Period shall be of not less than twelve months. Notwithstanding the foregoing, Mr. Nissenson shall have the right to terminate the Nissenson Consulting Agreement, for any reason whatsoever, and at any time, including during the Initial Effective Term ("Early Termination by Mr. Nissenson "). In the event of Early Termination by Mr. Nissenson, the Notice Period shall be of not less than eight months.

The Nissenson Consulting Agreement further provides that no later than June 30, 2007, the Company and Mr. Nissenson shall enter into a severance agreement providing for an appropriate severance package for Mr. Nissenson (the "Severance Agreement"). The Severance Agreement shall, inter alia, cover events of termination of the automatic renewal of the Nissenson Consulting Agreement by the Company or Mr. Nissenson, termination of the Nissenson Consulting Agreement by Mr. Nissenson, and scheduled retirement by Mr. Nissenson.

The Nissenson Consulting Agreement also contains provisions regarding non-competition; intellectual property; confidentiality; conflict of interests and other standard terms and conditions.

The Nissenson Consulting Agreement was approved by all non-interested members of the Board of Directors, following a review and discussion by the Company’s Audit Committee.

A copy of the Nissenson Consulting Agreement is attached hereto as Exhibit 10.100 and incorporated herein by reference.

Election of Guy Nissenson as the Company’s Treasurer, Chief Financial Officer and Principal Accounting Officer

On March 28, 2007, the Board filled the vacancy caused by the termination of the employment of Gilad Amozeg by the election of Guy Nissenson, our President, Chief Executive Officer and Director, as the Company’s Treasurer, Chief Financial Officer and Principal Accounting Officer.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our bylaws provide that we have at least two directors. Each director shall be elected and/or removed by the shareholders at any meeting and shall hold office until the next meeting of shareholders scheduling such a discussion with such a specific purpose or until that director's successor shall have been elected and qualified. Vacancies in the Board, whether caused by removal, death, mental or physical incapacitation or any other reason, including vacancies caused by an increase in the number of directors, may be filled by the affirmative vote of a majority of the remaining Directors, even though less than a quorum of the Board, or by a sole remaining director. Our Board of Directors elects our executive officers. Our directors and executive officers are as follows:

Name	Age	Director / Officer
Abraham Keinan	57	Chairman of the Board of Directors, since our inception

Guy Nissenson	32	Director, President and CEO since our inception; Treasurer, Chief Financial Officer and Principal Accounting Officer since March 28, 2007

Eyal J. Harish	54	Director, since December 19, 2002

Shemer S. Schwartz	32	Director, since December 19, 2002, and is an independent director and a member of the Audit Committee

Itzhak Almog	68	Director, since May 18, 2006, and is an independent director and Chairman of the Audit Committee

Aviu Ben-Horrin	58	Director, since November 23, 2004, and is an independent director.

Israel Singer	58	Director, since December 28, 2006, and is an independent director and a member of the Audit Committee.

Morris Mansour	59	Director, since December 28, 2006, and is an independent director.

Alon Mualem	39	Had been our Treasurer, Chief Financial Officer and Principal Accounting Officer since June 8, 2005 and until March 1, 2007.

Mr. Abraham Keinan has been our Chairman of the Board of Directors since our inception. Abraham Keinan founded Swiftnet in February 1990. Mr. Keinan has been the Chairman of the Board of Directors of Swiftnet since its inception. From 1991 to October 2003, Mr. Keinan was Swiftnet’s Managing Director. In or about January 2002, Mr. Keinan became a Director of Auracall Limited, our UK based affiliated entity. Mr. Keinan has been a Director of Xfone 018 since its inception in April 2004. In March 2005, Mr. Keinan became the Chairman of the Board of Directors of Xfone 018. Mr. Keinan has been a Director of Xfone USA, since its inception in May 2004. Mr. Keinan has been a Director of Story Telecom since May 2006. In July 2006, Mr. Keinan became a Director of Equitalk.co.uk. In 1975, Mr. Keinan received a Bachelor of Science Degree in Mechanical Engineering from Ben-Gurion University, Beer-Sheeva - Israel.

Mr. Guy Nissenson has been our President, Chief Executive Officer and a Director since our inception. On March 28, 2007, Mr. Nissenson was elected as our Treasurer, Chief Financial Officer and Principal Accounting Officer. Mr. Nissenson joined Swiftnet in October 1999 and became a Director of Swiftnet in May 2000. He had been the Managing Director of Swiftnet from October 2003 until July 2006. In October 2002, Mr. Nissenson became a Director of Story Telecom. In or about January 2002, Mr. Nissenson became a Director of Auracall Limited. Mr. Nissenson has been a Director of Xfone 018 since its inception in April 2004. Mr. Nissenson has been a Director of Xfone USA since its inception in May 2004. In March 2005, Mr. Nissenson became the Chairman of the Board of Directors of Xfone USA. In July 2006, Mr. Nissenson became a Director of Equitalk.co.uk. Mr. Nissenson was a marketing manager of RADA Electronic Industries Ltd. in Israel from May 1997 to October 1998. Mr. Nissenson was an audit and control officer with the rank of Lieutenant of the Israeli Defense Forces - Central Drafting Base and other posts from March 1993 to May 1997. In July 2000, Mr. Nissenson received a Bachelor of Science Degree in Business Management from Kings College - University of London. In September 2001, Mr. Nissenson received a Master of Business Administration in International Business from Royal Holloway at the University of London in London, United Kingdom.

Dr. Eyal J. Harish has been a member of our Board of Directors since December 19, 2002. Dr. Harish has been a Director of Xfone 018 since its inception in April 2004. Dr. Harish has been a Director of Xfone USA since March 2005. From 1980 to present, Dr. Harish has been in his own private practice in Israel as a dentist. Prior to becoming a dentist, from 1974 to 1980, Dr. Harish was an Administration Manager with Consortium Holdings, an Israel based communication company. Dr. Harish is the brother-in-law of Mr. Keinan, our Chairman of the Board.

Mr. Shemer S. Schwartz has been a member of our Board of Directors since December 19, 2002, and is an independent director and a member of the Audit Committee. Mr. Schwartz has been a Director of Xfone 018 since its inception in April 2004. Mr. Schwartz has been a Director of Xfone USA since March 2005. From March 2003 to present, Mr. Schwartz has been the co-founder and research and development expert of XIV Ltd., a data storage start up company located in Tel-Aviv, Israel. From November 2001 to March 2003, Mr. Schwartz has been an Application Team Leader of RF Waves, an Israel based high technology company in the field of wireless communication. From 1996 to 2001, Mr. Schwartz was a Captain in the Research and Development Center of the Israeli Defense Forces Intelligence. In July 1995, Mr. Schwartz received a BS degree in Physics and Mathematics from the Hebrew University in Jerusalem. In September 2003, Mr. Schwartz received an MS degree in Computer science from the Tel-Aviv University in Tel-Aviv, Israel.

Mr. Itzhak Almog has been a member of our Board of Directors since May 18, 2006, and is an independent director and Chairman of the Audit Committee. From 2002 to present, Mr. Almog is an independent business consultant, specializing in international marketing and management. From 1993 to 2002, Mr. Almog was the President and CEO of Comverge Control Systems Ltd., an Israel based start up company, which developed innovative solutions for Electric Utilities. From 1990 to 1993, Mr. Almog was the President of Tasco Electronic Services, Inc., a US based Hi-Tech company, specializing in Automatic Test machines for commercial and military Aviation. Mr. Almog was an officer with the rank of Rear Admiral in the Israel Defense Forces and served in various commanding posts in the Israeli Navy. In 1980 Mr. Almog received a BA in Modern Middle East History and Economics from the Tel Aviv University in Tel Aviv. In 1984 Mr. Almog received a Master of Business Administration from the Tel Aviv University in Tel Aviv.

Mr. Aviu Ben-Horrin has been a member of our Board of Directors since November 23, 2004, and is an independent director. Mr. Ben-Hurrin had been a member of our Audit Committee from November 24, 2004 until January 17, 2007. From 2001 to present, Mr. Ben-Horrin directs, controls and manages various real estate projects together with Bonei RMAG Ltd. and MPK Ltd. From 1996 to 2001, Mr. Ben-Horrin managed real estate projects for Lear Or Ltd. and was an engineering consultant for Orik Ltd., a construction company. From 1994 to 1996, Mr. Ben-Horrin worked for the Ministry of Construction and Housing of the state of Israel as a manager of various projects. From 1975 to 1992, Mr. Ben-Horrin was an officer with the rank of Colonel in the Israel Defense Forces and served in various engineering and commanding posts. In 1975, Mr. Ben-Horrin received a BS in Mechanical Engineering from the Technion University in Haifa. In 1987, Mr. Ben-Horrin received a BA in Economics from the Bar-Ilan University in Ramat Gan.

Mr. Israel Singer has been a member of our Board of Directors since December 28, 2006, and is an independent director and a member of the Audit Committee since January 17, 2007. Mr. Singer is an elected member of the Ramat Gan City council. During 2006 Mr. Singer had been the managing director of the academic center "Raanana College" in Israel. During the years 2004-2005 Mr. Singer was a consultant to the Education Committee of the "Israeli Knesset" (the Israeli Parliament). From 1985 to 2003, Mr. Singer was the principal of the "Blich High School" in Ramat Gan. From 1992 to 1998 Mr. Singer was a member of the board of directors of Rada Electronic Industries Ltd. In 1973, Mr. Singer received a B.Sc in Physics from the Tel Aviv University in Tel Aviv, Israel. In 1978, Mr. Singer received an M.Sc in High - Energy Physics from the Tel Aviv University in Tel Aviv, Israel.

Mr. Morris Mansour has been a member of our Board of Directors since December 28, 2006. Mr. Mansour has been a Director of Superderivatives, Inc., a leading company in developing and marketing options and derivatives pricing systems in forex, interest rates, commodities etc, since 2001. Since 2000 he has been a Director of Soffair Financial Services, a company engaged in investment, property and finance. From 1995 to 1999 Mr. Mansour was a financial advisor for several private companies which invested in hi-tech start-up companies, and property. From 1986 to 1988 and from 1993 to 1994, Mr. Mansour was Director and General Manager of "Le Shark Ltd.", a major clothing brand in the United Kingdom. From 1980 to 1985, Mr. Mansour was the Credit Manager of Bank Hapoalim B.M. in the United Kingdom and a senior member of its Management Committee. In 1972, Mr. Mansour received a B.A. in Economics and International Relations from the Hebrew University in Jerusalem, Israel.

Mr. Alon Mualem had been our Treasurer, Chief Financial Officer and Principal Accounting Officer since June 8, 2005. On January 30, 2007, Mr. Alon Mualem submitted his resignation to be effective as of March 1, 2007. The resignation of Mr. Mualem was not the result of any disagreement on any matter relating to the Company’s operations, policies, practices or historical financial statements.

Except as set forth herein, no officer or director of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) ; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Vacancies in Board of Directors

On May 17, 2006, Mr. Arie Czertok, a former independent director and Chairman of the Audit Committee of the Board of Directors of the Company announced his resignation to the Chairman of the Board. The resignation of Mr. Czertok was not the result of any disagreement on any matter relating to our operations, policies or practices.

On May 18, 2006, the Board filled the vacancy caused by the resignation of Mr. Czertok by the election of Itzhak Almog as independent director to the Board and appointed him as the Chairman of the Audit Committee. The election of Mr. Almog was by way of unanimous written consent in lieu of a meeting pursuant to Section 78.315 of the Nevada Revised Statutes and Article 3.6 of the Company’s Bylaws. On December 28, 2006, Mr. Almog was elected as a director at the Company’s Annual Meeting, and on January 17, 2007 he was reappointed by the Board as Chairman of the Audit Committee.

Significant Employees

Mr. Wade Spooner, 49 years of age, has been Chief Executive Officer and President of Xfone USA since the consummation of the WS Telecom/Xfone USA merger on March 10, 2005. Prior to this he founded WS TeleCom, Inc, d/b/a eXpeTel Communications in February 2001 and served as Chairman, CEO and President. Prior to founding eXpeTel Communications, Mr. Spooner was the President and Chief Operating Officer of LSCI Telecommunications, Inc., an integrated Regional Local Exchange Carrier with operations in Mississippi and Louisiana. Prior to joining LSCI, Mr. Spooner worked with competitive telecommunications service providers, most recently serving as Director of Technical Operations for ITC DeltaCom, Inc. (NASDAQ: ITCD), a publicly traded Competitive Local Exchange Carrier (CLEC) and fiber optic network provider, and served as Chairman and CEO for I.T. GROUP Communications, a regional, facilities-based, voice and data communications company operating out of Jackson, Mississippi. I.T.GROUP Communications was subsequently acquired by ITC DeltaCom. Mr. Spooner received a B.S. Degree in Petroleum Engineering from Mississippi State University.

Mr. John Mark Burton, 42 years of age, was appointed as the Managing Director of Swiftnet at the completion of the acquisition of Equitalk on July 3, 2006. He founded Equitalk.co.uk, the UK’s first fully automated e-telco, in 2000 and has been serving as its Managing Director since then. On August 3, 2006, Mr. Burton was appointed to the Board of Directors of Swiftnet. On August 7, 2006, Mr. Burton was elected as a Chairman to the Board of Directors of Story Telecom, Inc. and Story Telecom Limited. Prior to founding Equitalk, Mr. Burton founded Nexus Telecom Limited in 1995. Under his leadership as Managing Director, Nexus designed an award-winning server-based soft switch that gained UK Regulatory and IBM Approval. Prior to Nexus, Mr. Burton worked as Business Development Manager for Griffin International (a telecom messaging company). He has also served as R&D Manager at Nortel Networks with responsibility for engineers in the UK, US and Far East designing a next generation, open architecture PBX. Mr. Burton is a graduate of the University of Liverpool where he earned a BEng degree in Electronic Engineering. He also holds an MBA from the Cranfield School of Management and a CEng MIEE designation from the Institute of Electrical Engineers.

Mr. Rafael Dick, 52 years of age, has been the Managing Director of Xfone 018 since its inception. From October 2001 to April 2004, Mr. Dick was employed as a Director of Sales and Marketing with “Hertz” - Kesher Rent a Car Ltd., a rental and leasing firm located in Israel. From December 2000 to September 2001, Mr. Dick was employed as a Director of Sales and Customers Relations with Artnet Ltd., an Outsourcing Services firm located in Israel. From October 1996 to November 2000, Mr. Dick was employed as a Director of Sales and Customers Relations with 012 Golden Lines Ltd., an international telecommunication firm located in Israel.

Mr. Nir Davison, 36 years of age, Managing Director of Story Telecom, Inc. and Story Telecom Limited, is a telecom entrepreneur with over 10 years experience. From May 1995 to May 1998, Mr. Davison was the Marketing Director of America First, which was sold to Centrica. Subsequently, from June 1998 to December 1999, Mr. Davison founded a security software company together with Integration Group which later became public. A joint venture with Primus Telecommunication from January 2000 till December 2002 was his last venture before launching Story Telecom together with the Company. Mr. Davison received a BA Degree from the American University in London in addition to a qualified diploma in Finance and Marketing.

Mrs. Bosmat Houston, 42 years of age, has been our Research and Development Manager since our inception. She joined Swiftnet in September 1991 as its Research and Development Manager. Mrs. Houston received a Bachelor of Science Degree in Computer Science from the Technion - Institution of Technology, Haifa Israel in 1986.

Family Relationships

Dr. Eyal J. Harish, one of our directors, is the brother-in-law of Mr. Abraham Keinan, our Chairman of the Board.

Mr. Iddo Keinan, son of Mr. Abraham Keinan, our Chairman of the Board, has been employed by our wholly-owned UK based subsidiary, Swiftnet Limited since 1998.

Mr. Guy Nissenson, our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Principle Accounting Officer and Director, and other members of the Nissenson family own and control Campbeltown Business Ltd., our major shareholder and a former consultant.

Mr. Haim Nissenson, father of Mr. Guy Nissenson, our President and Chief Executive Officer, is the Managing Director of Dionysos Investments (1999) Ltd., our consultant. Dionysos Investments is owned and controlled by certain members of the Nissenson family, other than Guy Nissenson.

Involvement in certain legal proceedings

No director, person nominated to become a director, executive officer, promoter or control person of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Committee of the Board of Directors

We have an Audit Committee that was formed in a November 24, 2004 Board of Directors meeting. The Audit Committee is composed of three directors: Messrs. Almog, Schwartz and Singer (all 3 are considered independent directors). Mr. Almog who satisfies the “financial sophistication” requirement was appointed as the Chairman of the Audit Committee. The Audit Committee makes decisions regarding compensation, our audit, the appointment of auditors, and the inclusion of financial statements in our periodic reports. Issues regarding our 2004 Stock Option Plan are decided by the entire Board of Directors, including the members of the Audit Committee.

Audit Committee financial expert

Mr. Itzhak Almog who satisfies the “financial sophistication” requirement is the Audit Committee financial expert as defined by Item 401(e)(2) of Regulation S-B of the Securities exchange Act of 1934 and the Chairman of the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our common stock must report on their ownership of the common stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2006, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

Code of Conduct and Ethics

The Audit Committee of the Board of Directors of the Company has adopted and approved a Code of Conduct and Ethics (the “Code”) to apply to all the directors, officers and employees of the Company. The Code which was ratified by the Board of Directors of the Company is intended to promote ethical conduct and compliance with laws and regulations, to provide guidance with respect to the handling of ethical issues, to implement mechanisms to report unethical conduct, to foster a culture of honesty and accountability, to deter wrongdoing and to ensure fair and accurate financial reporting. The Code became effective on August 15, 2006.

Our Code of Conduct and Ethics was previously filed on form 8-K filed on August 15, 2006, and is also available on our website at www.xfone.com.

ITEM 10. EXECUTIVE COMPENSATION

Executives and Directors compensation

The following table sets forth summary information concerning the compensation received for services rendered to the Company during the year ended December 31, 2006 by our Chairman of the Board, Abraham Keinan, our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Principle Accounting Officer and Director, Guy Nissenson, and our former Treasurer, Chief Financial Officer and Principle Accounting Officer, Alon Mualem.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
Name & Position	Year	Salary ($)	Bonus ($)	Other ($)	Restricted Stock Awards	Options	L/Tip($)	All Other
Abraham Keinan Chairman of the Board	2006	$94,032 (1) (£48,000)	-	$100,710 (2) (£51,409)	-	-	-	-

Guy Nissenson President, Chief Executive Officer and Chief Financial Officer	2006	$94,032 (3) (£48,000)	-	$163,381 (4) (£83,400)	-	-	-	-

Alon Mualem Treasurer, Chief Financial Officer and Principal Accounting Officer (until March 1, 2007)	2006	$137,274 (£70,073)	-	-	-	- (5)	-	-

(1) Salary paid to Mr. Keinan by our U.K. based wholly-owned subsidiary, Swiftnet, in connection with his employment as Chairman of the Board. Mr. Keinan has been the Chairman of the Board of Directors of Swiftnet since its inception in 1990.

(2) On April 2, 2002, our Board of Directors approved a bonus and success fee whereby if we receive monthly revenues in excess of $485,000 then Mr. Keinan and our former consultant, Campbeltown Business Ltd. shall receive 1% of such monthly revenues, up to a maximum of one million dollars (the “Bonus and Success Fee”). On April 10, 2003, Mr. Keinan and Campbeltown Business waived their right to receive 1% of the revenues generated by Story Telecom. On February 8, 2007, an Agreement was entered by and between the Company, Swiftnet, Campbeltown Business, and Mr. Keinan (the “February 8, 2007 Agreement”). The February 8, 2007 Agreement provides that effective as of January 1, 2007, the Bonus and Success Fee is cancelled, and that Mr. Keinan and Campbeltown Business shall have no further right to any percentage of our revenues. Mr. Keinan agreed to receive a total amount of only $100,710 (£51,409) as Bonus and Success Fee for 2006, and waived the remainder.

(3) Salary paid to Mr. Nissenson by our U.K. based wholly-owned subsidiary, Swiftnet, in connection with his employment as Director of Business Development. Mr. Nissenson joined Swiftnet in October 1999 and became a member of its Board of Directors in May 2000. Mr. Nissenson had been the Managing Director of Swiftnet from October 2003 until July 2006.

(4) Campbeltown Business Ltd., a private company incorporated in the British Virgin Islands, is owned and controlled by Guy Nissenson and other members of the Nissenson family. On May 11, 2000, Swiftnet and Mr. Keinan entered into a consulting agreement with Campbeltown Business that provided that Swiftnet will hire Campbeltown Business as its financial and business development consultant and will pay Campbeltown Business £2,000 per month together with an additional monthly performance bonus based upon Swiftnet attaining certain revenue levels (the “Consulting Agreement”). On April 2, 2002, our Board of Directors approved a bonus and success fee whereby if we receive monthly revenues in excess of $485,000 then Mr. Keinan and Campbeltown Business shall receive 1% of such monthly revenues, up to a maximum of one million dollars (the “Bonus and Success Fee”). On April 10, 2003, Mr. Keinan and Campbeltown Business waived their right to receive 1% of the revenues generated by Story Telecom. On February 8, 2007, an Agreement was entered by and between the Company, Swiftnet, Campbeltown Business, and Mr. Keinan (the “February 8, 2007 Agreement”). The February 8, 2007 Agreement provides that effective as of January 1, 2007, the Bonus and Success Fee is cancelled, and that Mr. Keinan and Campbeltown Business shall have no further right to any percentage of our revenues. The February 8, 2007 Agreement further provides that effective as of January 1, 2007, the Consulting Agreement is terminated. Campbeltown Business agreed to receive a total amount of only $163,381 (£83,400) as compensation under the Consulting Agreement and Bonus and Success Fee for 2006, and waived the remainder. Guy Nissenson owns 20% of Campbeltown Business. The compensation is shown in the table above as paid to Guy Nissenson due to his 20% ownership of Campbeltown Business.

(5) On June 8, 2005, our Board of Directors granted to Mr. Mualem 300,000 options under and subject to the Company's 2004 Stock Option Plan. On January 30, 2007, Mr. Mualem submitted his resignation as Treasurer, Chief Financial Officer and Principal Accounting Officer of the Company, effective March 1, 2007. On March 1, 2007, due to Mr. Mualem's resignation, 187,500 of his aforementioned options were terminated.

Options/SAR Grants Table

Name and Principle Position	Number Securities Underlying Options	% of Total Options Granted To Employees in 2004	% of Total Options Granted To Employees in 2005	% of Total Options Granted To Employees in 2006	Exercise Price	Expiration Date
Abraham Keinan (1) Chairman of the Board	(2) 1,500,000 Common stock shares	46.88%			$3.50	November 24, 2010
Guy Nissenson (3) President, Chief Executive Officer, Treasurer, Chief Financial Officer and Principal Accounting Officer	(2) 1,500,000 Common stock Shares	46.88%			$3.50	November 24, 2010
Eyal J. Harish Director	(2) 75,000 Common stock Shares	2.34%			$3.50	November 24, 2010
Shemer S. Schwartz Director	(2) 75,000 Common stock shares	2.34%			$3.50	November 24, 2010
Arie Czertok Former Director and Chairman of the Audit Committee (until May 17, 2006)	(2), (4) 25,000 Common stock Shares	0.78%			$3.50	November 24, 2010
Aviu Ben-Horrin Director	(2) 25,000 Common stock shares	0.78%			$3.50	November 24, 2010
Itzhak Almog Director and Chairman of the Audit Committee	(5) 25,000 Common stock Shares			7.7%	$3.50	October 30, 2012
Alon Mualem Treasurer, Chief Financial Officer and Principal Accounting Officer (until March 1, 2007)	(6) 300,000 Common stock shares		15.5%		$3.50	December 8, 2010
Total		100%	15.5%	7.7%

(1) On August 21, 2003, we issued 400,000 options to acquire shares of our restricted common stock to Abraham Keinan. These options were issued to Abraham Keinan for services rendered by Mr. Keinan as the Chairman of our Board of Directors. These options were exercisable at a price of $0.475 per share for a period of five years, and vested immediately. On March 1, 2004, our Board of Directors canceled these options.

(2) On November 24, 2004, our board of directors approved and adopted the principal items forming our 2004 Stock Option Plan (the “2004 SOP Plan”) which is designated for the benefit of employees, officers, directors, consultants and subcontractors of the Company including its subsidiaries. On November 1, 2005, the 2004 SOP Plan was approved by our board of directors, and on March 13, 2006 by our shareholders, at a Special Meeting. The purpose of the 2004 SOP Plan is to enable the Company to attract and retain the best available personnel for positions of substantial responsibility, to provide an incentive to such persons presently engaged with the Company, and to promote the success of our business. These options were granted under the following terms: exercise price - $3.5, vesting date - 12 month from the date of grant, expiration date - five years from the vesting date.

(3) On August 21, 2003, we issued 200,000 options to acquire shares of our restricted common stock to Guy Nissenson. These options were issued to Guy Nissenson for services rendered by Mr. Nissenson as our President and Chief Executive Officer. These options were exercisable at a price of $0.475 per share for a period of five years, and vested immediately. On March 1, 2004, our Board of Directors canceled these options.

(4) These options were terminated on August 17, 2006, following the resignation of Mr. Czertok.

(5)  On October 30, 2006, the Company’s Board of Directors approved a grant of 25,000 options to Mr. Itzhak Almog under and subject to the Company’s 2004 Stock Option Plan of the Company according to the following terms: Option exercise price - $3.50, vesting Date - 12 months from the Date of Grant, expiration Date - 5 years from the Vesting Date.

(6) On June 8, 2005, the Company’s board of directors approved a grant to Mr. Alon Mualem, the Company's former Treasurer, Chief Financial Officer and Principal Accounting Officer, of 300,000 options under and subject to the 2004 Stock Option Plan of the Company according to the following terms: Option exercise price of $3.50; Vesting Date - the vesting of the options will be over a period of 4 years as follows: 25% of the options are vested after a year from the Date of Grant. Thereafter, 1/16 of the options are vested every 3 months for the following 3 years; Expiration Date -5.5 years from the grant date. On January 30, 2007, Mr. Mualem submitted his resignation as Treasurer, Chief Financial Officer and Principal Accounting Officer of the Company, effective March 1, 2007. On March 1, 2007, due to Mr. Mualem's resignation, 187,500 of his aforementioned options were terminated.

Aggregated Option/SAR Exercises in 2004 and Fiscal Year End Option/SAR Value Table

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Guy Nissenson	Not Applicable	Not Applicable	500,000 / 0 (1)	$1,200,000 / $0 (2)
President, Chief Executive Officer, Treasurer, Chief Financial Officer and Principal Accounting Officer	Not Applicable	Not Applicable	0 / 1,500,000 (3)	$0 / Negative Value

Abraham Keinan	Not Applicable	Not Applicable	0 / 1,500,000 (3)	$0 / Negative Value
Chairman of
The Board

Eyal J. Harish	Not Applicable	Not Applicable	0 / 75,000 (4)	$0 / Negative Value
Director

Shemer S. Schwartz	Not Applicable	Not Applicable	0 / 75,000 (5)	$0 / Negative Value
Director

Arie Czertok	Not Applicable	Not Applicable	0 / 25,000 (6)	$0 / Negative Value
Director (until May 17, 2006)

Aviu Ben-Horrin	Not Applicable	Not Applicable	0 / 25,000 (7)	$0 / Negative Value
Director

Aggregated Option/SAR Exercises in 2005 and Fiscal Year End Option/SAR Value Table

Name	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Guy Nissenson	500,000	1,175,000 (2)	0 / 0	$0 / $0
President,	Not Applicable	Not Applicable	1,500,000/0 (3)	Negative Value / $0
Chief Executive Officer, Treasurer, Chief Financial Officer and Principal Accounting Officer

Abraham Keinan	Not Applicable	Not Applicable	1,500,000/0 (3)	Negative Value / $0
Chairman of
The Board

Eyal J. Harish	Not Applicable	Not Applicable	75,000 / 0 (4)	Negative Value / $0
Director

Shemer S. Schwartz	Not Applicable	Not Applicable	75,000 / 0 (5)	Negative Value / $0
Director

Arie Czertok	Not Applicable	Not Applicable	25,000 / 0 (6)	Negative Value / $0
Director (until May 17, 2006)

Aviu Ben-Horrin	Not Applicable	Not Applicable	25,000 / 0 (7)	Negative Value / $0
Director

Alon Mualem	Not Applicable	Not Applicable	0 / 300,000 (8)	$0 / Negative Value
Treasurer, Chief Financial Officer and Principal Accounting Officer (until March 1, 2007)

Aggregated Option/SAR Exercises in 2006 and Fiscal Year End Option/SAR Value Table

Name	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Guy Nissenson	Not Applicable	Not Applicable	1,500,000/0 (3)	Negative Value / $0
President, Chief Executive Officer, Treasurer, Chief Financial Officer and Principal Accounting Officer

Abraham Keinan	Not Applicable	Not Applicable	1,500,000/0 (3)	Negative Value / $0
Chairman of The Board

Eyal J. Harish	Not Applicable	Not Applicable	75,000 / 0 (4)	Negative Value / $0
Director

Shemer S. Schwartz	Not Applicable	Not Applicable	75,000 / 0 (5)	Negative Value / $0
Director

Arie Czertok	Not Applicable	Not Applicable	0 / 0 (6)	N/A / $0
Director (until May 17, 2006)

Aviu Ben-Horrin	Not Applicable	Not Applicable	25,000 / 0 (7)	Negative Value / $0
Director

Itzhak Almog	Not Applicable	Not Applicable	0 / 25,000 (9)	$0 / Negative Value
Director and Chairman of the Audit Committee

Alon Mualem	Not Applicable	Not Applicable	112,500 / 187,500 (8)	Negative Value / Negative Value
Treasurer, Chief Financial Officer and Principal Accounting Officer (until March 1, 2007)

(1) Campbeltown Business Ltd., a private company incorporated in the British Virgin Islands which is owned and controlled by Guy Nissenson and other members of the Nissenson family, owned options to purchase 500,000 shares of our common stock for $0.40 per share or an aggregate of $200,000. Said options were exercised on December 29, 2005. Guy Nissenson owns 20% of Campbeltown Business. Options to purchase shares of our common stock are shown in the table above as owned by Guy Nissenson due to his 20% ownership of Campbeltown Business.

(2) Based on the closing price of $2.80 and $2.75 per share as of December 30, 2004 and December 29, 2005, respectively, and an exercise price $0.40 per share for 500,000 share options.

(3) Based on the closing price of $2.80, $2.76 and $2.89 per share as of December 30, 2004, December 30, 2005 and December 29, 2006, respectively, and an exercise price of $3.50 per share.

(4) Based on the closing price of $2.80, $2.76 and $2.89 per share as of December 30, 2004, December 30, 2005 and December 29, 2006, respectively, and an exercise price of $3.50 per share.

(5) Based on the closing price of $2.80, $2.76 and $2.89 per share as of December 30, 2004, December 30, 2005 and December 29, 2006, respectively, and an exercise price of $3.50 per share.

(6) Based on the closing price of $2.80 and $2.76 per share as of December 30, 2004 and December 30, 2005, respectively, and an exercise price of $3.50 per share. These 25,000 options were terminated on August 17, 2006, following the resignation of Mr. Czertok.

(7) Based on the closing price of $2.80, $2.76 and $2.89 per share as of December 30, 2004, December 30, 2005 and December 29, 2006, respectively, and an exercise price of $3.50 per share.

(8) Based on the closing price of $2.76 and $2.89 per share as of December 30, 2005 and December 29, 2006, respectively, and an exercise price of $3.50 per share. On March 1, 2007, due to Mr. Mualem's resignation, 187,500 of his options were terminated.

(9) Based on the closing price of $2.89 per share as of December 29, 2006, and an exercise price of $3.50 per share.

Employment Arrangements - Directors

The employment arrangements of Mr. Abraham Keinan, our Chairman of the Board, and Mr. Guy Nissenson, our President, Chief Executive Officer, Treasurer, Chief Financial Officer and Principal Accounting Officer, are described in detail under Item 12 (“Certain Relationships And Related Transactions And Director Independence”) of this Annual Report.

Compensation for Board Services and Reimbursement of Expenses

Pursuant to a Company’s Board of Directors’ resolution dated October 30, 2006, the Company agreed to compensate all its non-employed Directors for participation at meetings of the Board and Committees of the Board. The compensation for Board services is as follows: (a) $200 - for physical participation at each meeting of the Board or Committee of the Board; (b) $50 - for participation via the telephone at each meeting of the Board or Committee of the Board. In addition, the Company agreed to reimburse its non-employed Directors for expenses incurred in connection with Board services. The expenses shall be reviewed and pre-approved by the President of the Company.

The total compensation for Board Services amounted in 2006 to £1,940 ($3,800). This amount was not paid yet to the Directors.

Employment Arrangements - Executives and Key Employees

A March 10, 2005 employment agreement between Xfone, USA, Inc. and Wade Spooner, its President and Chief Executive Officer, provides, that Mr. Spooner will be granted and issued options for 600,000 shares of our restricted common stock, of which: (a) 100,000 will be attributable to Employment Year 1; (b) 200,000 will be attributable to Employment Year 2; and (c) 300,000 of which shall be attributable to Employment Year 3. The options will vest as follows: (a) options for 100,000 shares of the our restricted common Stock will vest 3 years from the grant date; (b) options for 200,000 shares of our restricted common stock will vest 4 years from the grant date; and (c) options for 300,000 shares of our common stock will vest 5 years from the grant date. The stock options will provide for a five (5) year term from the vesting date, a strike price that is 10% above the closing price of the Company’s common stock on the date of issue of the options. In addition, under certain circumstances, Mr. Spooner will be entitled to receive warrants (See immediately below “Acquisition Bonus”).

A March 10, 2005 employment agreement between Xfone, USA and Ted Parsons, its Executive Vice President and Chief Marketing Officer, provides, that Mr. Parsons will be granted and issued options for 300,000 shares of our restricted common stock, of which: (a) 50,000 will be attributable to Employment Year 1; (b) 100,000 will be attributable to Employment Year 2; and (c) 150,000 of which shall be attributable to Employment Year 3. The options will vest as follows: (a) options for 50,000 shares of the Our restricted common Stock will vest 3 years from the grant date; (b) options for 100,000 shares of our restricted common stock will vest 4 years from the grant date; and (c) options for 150,000 shares of our common stock will vest 5 years from the grant date. The stock options will provide for a five (5) year term from the vesting date, a strike price that is 10% above the closing price of our common stock on the date of issue of the options. In addition, under certain circumstances, Mr. Parsons will be entitled to receive warrants (See immediately below “Acquisition Bonus”).

On November 13, 2005, our Board of Directors ratified the grant of 600,000 options to Wade Spooner and 300,000 options to Ted Parsons, under our 2004 Stock Option Plan, pursuant to the terms described in the March 10, 2005 employment agreements.

On July 11, 2006, and in conjunction with the March 10, 2005 employment agreements, we issued 32,390 warrants to Wade Spooner and 16,195 warrants to Ted Parsons, as “Acquisition Bonus”. These warrants do not necessarily constitute the entire Aggregate Transaction Consideration (as defined in the abovementioned employment agreements). We were advised by the American Stock Exchange that the approval of the shareholders of the Company is required in order to allow the issuance and listing of the shares underlying said warrants. The required approval was obtained on December 28, 2006. The warrants are convertible on a one to one basis into restricted shares of our common stock at an exercise price of $3.285, and have a term of five years.

Effective June 8, 2005, in accordance with a Board resolution dated June 8, 2005, the Company appointed Mr. Alon Mualem, as Treasurer, Chief Financial Officer and Principal Accounting Officer of the Company. Mr. Mualem also held the position of Chief Financial Officer of the Company’s majority owned subsidiary in Israel, Xfone 018. For holding the positions of Treasurer, Chief Financial Officer and Principal Accounting Officer of Xfone, Inc. and Chief Financial Officer of Xfone 018, Mr. Mualem received an annual salary of approximately $105,000 use of a company car, and manager’s insurance that included health, pension, disability and an educational training fund. Mr. Mualem was granted on June 8, 2005, under the Company's 2004 Stock Option Plan, 300,000 options to purchase 300,000 common shares of the Company at an exercise price of $3.5. The vesting of the options will be over a period of 4 years as follows: 25% of the options are vested after a year from the date of grant. Thereafter, 1/16 of the options are vested every 3 months for the following 3 years. The agreement with Mr. Mualem was subject to termination by either party giving written notice to the other 30 days prior to the effective date of termination. On January 30, 2007, Mr. Alon Mualem submitted his resignation to be effective as of March 1, 2007. The resignation of Mr. Mualem was not the result of any disagreement on any matter relating to the Company’s operations, policies, practices or historical financial statements. On March 1, 2007, due to Mr. Mualem's resignation, 187,500 of his aforementioned options were terminated.

On July 11, 2006, and in conjunction with a July 3, 2006 Service Agreement between the Company, Swiftnet Limited and John Mark Burton, the Managing Director of our UK based subsidiaries, Swiftnet Limited and Equitalk.co.uk Limited, and the Chairman of the Board of Story Telecom, the Company’s Board of Directors approved the grant of 300,000 options, under and subject to our 2004 Stock Option Plan, to Mr. Burton. The options are convertible on a one to one basis into restricted shares of our common stock, at an exercise price of $3.50, and have a term of ten years. The vesting of the options will be over a period of 4 years as follows: 75,000 options are vested on July 3, 2007. Thereafter, 18,750 options are vested every 3 months for the following 3 years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Beneficial Owners and Management

Title of Class	Name, Title & Address of Beneficial Owner	Amount of Beneficial Ownership	Nature of Ownership	Percent of Class
Common	Abraham Keinan*/*** Chairman of the Board 4 Wycombe Gardens London NW11 8AL United Kingdom	4,878,000	Direct	37.47%
Common	Guy Nissenson**/*** Chief Executive Officer/ President/Director 3A Finchley Park London N12 9JS United Kingdom	2,703,500	Direct/Indirect	20.77%
Common	Eyal J. Harish**** Director 3 Moshe Dayan Street, Raanana, Israel	90,000	Direct	0.78%
Common	Shemer S. Schwartz***** Director 5 Israel Galili, Kefar Saba, Israel	75,000	Direct	0.65%
Common	Aviu Ben-Horrin****** Director 40 Jabotinski Street, Tel Aviv, Israel	25,000	Direct	0.22%
Common	MCG Capital Corporation******* 1100 Wilson Boulevard, Suite 3000, Arlington VA, 22209, USA	1,022,591	Direct/Indirect	8.76%
Common	Crestview Capital Master LLC******** 95 Revere Drive, Suite F, Northbrook, Illinois 60062, USA	1,367,838	Direct	11.19%
Common	Mercantile Discount - Provident Funds********* 32 Yavne Street Tel-Aviv 65792, Israel	718,500	Direct	6.11%
Common	Alon Mualem********** 15 Begin Blvd. Yahud, Israel	112,500	Direct	0.97%
Common	Directors and Executive Officers as a group (6 persons)	7,884,000	Direct	53.25%

* Until June 23, 2004, Abraham Keinan indirectly held 1,302,331 shares of our common stock through Vision Consultants Limited, a Nassau, Bahamas incorporated company that is 100% owned by Mr. Keinan. On June 23, 2004, the shares held by Vision Consultants Limited were transferred to Mr. Keinan as an individual. In addition, certain stockholders provided Mr. Keinan and Mr. Nissenson with irrevocable proxies representing a total of 16.48% of our common stock. On November 24, 2004, our board of directors issued 1,500,000 options to Mr. Keinan on the following terms: Option exercise price - $3.5, vesting date - 12 month from the date of grant, expiration date - 5 years from the vesting date. Mr. Keinan’s 4,878,000 shares of common stock include 1,500,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.

** Guy Nissenson, our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Principal Accounting Officer and Director, has indirect beneficial ownership of 1,203,500 shares of our common stock and direct beneficial ownership of 1,500,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report. In addition, certain stockholders provided Mr. Nissenson and Mr. Keinan with irrevocable proxies representing a total of 16.48% of our common stock. To the extent that we issue any shares to Abraham Keinan, Campbeltown Business Ltd. has the right to purchase or acquire such number of our shares on the same terms and conditions so that the relative percentage ownership of Abraham Keinan and Campbeltown Business Ltd. remains the same. On November 24, 2004, our board of directors issued 1,500,000 options to Mr. Nissenson on the following terms: Option exercise price - $3.5, vesting date - 12 month from the date of grant, expiration date - 5 years from the vesting date.

*** Our Chairman of the Board, Abraham Keinan, and our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Principal Accounting Officer and Director, Guy Nissenson, exercise significant control over stockholder matters through a September 28, 2004 Voting Agreement between Mr. Keinan, Mr. Nissenson and Campbeltown Business Ltd., an entity owned and controlled by Mr. Nissenson and his family. This agreement is for a term of 10 years and provides that: (a) Messrs. Keinan and Nissenson and Campbeltown Business, Ltd. agree to vote any shares of our common stock controlled by them only in such manner as previously agreed by all these parties; and (b) in the event of any disagreement regarding the manner of voting, a party to the agreement will not vote any shares, unless all the parties have settled the disagreement.

**** Dr. Eyal J. Harish is the brother-in-law of Abraham Keinan, our Chairman of the Board. Dr. Harish holds 15,000 shares of our common stock and 75,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.

***** Mr. Shemer S. Schwartz holds 75,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.

****** Mr. Aviu Ben-Horrin holds 25,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.

******* MCG Capital Corporation owns 868,946 shares of our common stock, 100,474 of which are held by Trustmark National Bank as an Escrow Agent; and 153,645 shares issuable upon the exercise of warrants, exercisable within 60 days from the date of this Annual Report, 76,822 of which held by Trustmark National Bank as an Escrow Agent. These shares and warrants were issued in conjunction with the consummation of the acquisition of I-55 Internet Services, Inc.

******** Crestview Capital Master LLC owns 666,500 shares of our common stock and 701,338 shares issuable upon the exercise of warrants, exercisable within 60 days from the date of this Annual Report.

********* Mercantile Discount - Provident Funds owns 478,500 shares of our common stock and 240,000 shares issuable upon the exercise of warrants, exercisable within 60 days from the date of this Annual Report.

********** On June 8, 2005, Mr. Alon Mualem, our former Treasurer, Chief Financial Officer and Principal Accounting Officer, was granted 300,000 options at an exercise price of $3.50. The vesting of the options will be over a period of 4 years as follows: 25% of the options are vested after a year from the date of grant. Thereafter, 1/16 of the options are vested every 3 months for the following 3 years. On January 30, 2007, Mr. Mualem submitted his resignation as Treasurer, Chief Financial Officer and Principal Accounting Officer of the Company, effective March 1, 2007. On March 1, 2007, due to Mr. Mualem's resignation, 187,500 of his aforementioned options were terminated. Mr. Mualem holds 112,500 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.

Our Chairman of the Board, Abraham Keinan, beneficially owns 29.33% of our common stock. Our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Principal Accounting Officer and Director, Guy Nissenson has significant influence over an additional 10.45% of our common stock, which is owned by Campbeltown Business Ltd., an entity owned and controlled by Mr. Nissenson and his family. In addition, certain stockholders provided Mr. Nissenson and Mr. Keinan with irrevocable proxies representing a total of 16.48% of our common stock. Eyal Harish, a director, beneficially owns 0.13% of our common stock. Swiftnet beneficially owns 1.13% of our common stock. Therefore, our management potentially may vote 57.52% of our common stock, without giving effect to the issuance of any shares upon the exercise of outstanding warrants or options. As such, our management controls the outcome of all matters submitted to a vote of the holders of our common stock, including the election of our directors, amendments to our articles of incorporation and approval of significant corporate transactions. Additionally, our management can delay, deter or prevent a change in our control that might be beneficial to our other stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

SWIFTNET LIMITED

General Contract for Services

A General Contract for Services by and between the Company and its wholly-owned subsidiary, Swiftnet Limited, provides that as of January 1, 2005, the Company will provide Swiftnet the following services: Marketing, Finance and Operational Consultancy work related to customers and transactions that are based in and outside the United Kingdom. In return for these services, Swiftnet will pay the Company the following consideration: 5% of the total turnover of Swiftnet; 5% on money raised from sources outside the United Kingdom; and expenses. The General Contract for Services may be terminated by either party upon 30 days prior written notice to the other party.

On March 14, 2007, the Company and Swiftnet entered into a First Amendment to the General Contract for Services (the "First Amendment") to be effective as of January 1, 2006. The First Amendment provides that the Company will render Swiftnet the following services; Day-to-day support to the Directors of Swiftnet in the general management of the business (to include Marketing, Finance and Operational advisory work), special projects (outside of the day-to-day management of the business) required to achieve specific business development goals (to include the new supplier relationships and the introduction of new products and processes) and activities to secure financing for Swiftnet (from outside the U.K.). In exchange for the services Swiftnet will pay the Company according to the following schedule; 2.5% of the total turnover of Swiftnet, in return for special projects: £750 per each Xfone executive per day, 5% of money raised from sources outside the U.K., and expenses.

A copy of the First Amendment is attached hereto as Exhibit 10.96 and incorporated herein by reference.

XFONE 018 LTD.

August 26, 2004 Investment Agreement

According to an August 26, 2004 Investment Agreement between us, Xfone 018 Ltd. and our 26% minority interest partner in Xfone 018 (respectively, the "Investment Agreement", the "Minority Partner"), the Minority Partner provided in 2004 a bank guarantee of 10,000,000 New Israeli Shekels ("NIS") (£1, 206,505) ($2, 366,864) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by us in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the Investment Agreement, we agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge. Further, we agreed that if at the end of the first two years of Xfone 018’s business activity, its revenues shall be less than $2,000,000 (£1, 021,000) or if it shall cease business activity (at any time), we shall secure the return of the bank guarantee to the Minority Partner.

Pursuant to the Investment Agreement, the Minority Partner provided in the fourth quarter of year 2004, a shareholder loan of approximately $400,000 (£204,200) to Xfone 018 (the "Minority Partner Loan"). The Minority Partner Loan is for four years with annual interest of 4% and linkage to the Israeli consumer price index.

As of December 31, 2006, Xfone, Inc. provided to Xfone 018 a shareholder loan in an aggregate amount of $1,150,049 (£587,100).

The Investment Agreement provides that we shall be entitled to receive from Xfone 018 management fees equivalent to 5% of the operating profit of Xfone 018, in return for the management services provided by us to Xfone 018. As of Decenber 31, 2006, no management fees were due or paid.

Giora Spigel Agreement

Pursuant to a verbal agreement between Mr. Giora Spigel and us, the Board of Directors of Xfone 018 approved on November 24, 2004, subject to the approval of the Ministry of Communications of the State of Israel, that shares held by us, representing 5% ownership of Xfone 018, will be transferred to Margo Sport Ltd., a company owned by Mr. Spigel and his wife. Upon approval of the Ministry of Communications of the State of Israel, such verbal agreement was evidenced by a share transfer deed as required by the Israel Company Law - 1999.

Xfone 018 is currently owned 69% by us, 26% by Newcall Ltd. (a company owned by the Minority Partner), and 5% by Margo Sport Ltd.

October 30, 2006, our Board of Directors Resolution

On October 30, 2006, our Board of Directors directed and authorized the President of the Company to execute a confirmation letter to be furnished to BKR Yarel + Partners (the independent auditors of Xfone 018), declaring that it is the intention of the Company, as the parent company of Xfone 018, to further invest funds which are required to finance the continuing operations of Xfone 018 in the 12 months period ending on November 16, 2007. The confirmation letter was executed and furnished to BKR Yarel + Partners the same day.

AURACALL LIMITED

Our interest in Auracall through Swiftnet

On October 16, 2001, our wholly owned UK based subsidiary, Swiftnet Limited entered into an agreement titled “Formation of Newco” (the “Newco Agreement”). The Newco Agreement provided that Dr. Nissim Levy and Swiftnet will establish a company, Newco (which later became Auracall Limited), for the purpose of developing telecommunication business based on non-geographic numbers. In May 2002, Swiftnet exercised its option pursuant to the Newco Agreement to receive 50% of the shares of Auracall, and both Swiftnet and Dr. Levy agreed to give 5% of Auracall’s shares to Auracall’s Managing Director, Mr. Dan Kirschner. Therefore, the interest in Auracall was as follows: Swiftnet - 47.5%, Dr. Levy - 47.5%, and Mr. Kirschner - 5%. In practice, Dr. Levy and Swiftnet provided a loan to Auracall to the level of about £45,000 and £15,000, respectively. On August 21, 2003, Swiftnet and Mr. Kirschner entered into an agreement (the “August 21, 2003 Agreement”) which provided that Swiftnet will not object if Dr. Levy sells all of his interest in Auracall to Mr. Kirschner once the Newco Agreement provisions concerning the payout of profits to cover debt/investments and other conditions are fulfilled. Swiftnet and Mr. Kirschner further agreed to certain conditions which were affirmed by the Newco Agreement. The August 21, 2003 Agreement further provided that once the Newco Agreement provisions concerning the payout of profits to cover debt/investments are fulfilled, Mr. Kirschner’s salary will be reinstated to £50,000 and Swiftnet will receive £24,000 as management/consultancy fees. The August 21, 2003 Agreement further provided that Auracall will issue to Mr. Kirschner, as a bonus, further shares from treasury to the level that Mr. Kirschner will hold 67.5% of Auracall shares and Swiftnet will hold only 32.5% of Auracall shares. This bonus was subject to certain pre-conditions. The August 21, 2003 Agreement provided that it will take effect only after the arrangement between Dr. Levy and Mr. Kirschner will be finalized. In January 2004, Dr. Levy sold all of his interest in Auracall to Mr. Kirschner. Therefore, Mr. Kirschner owned 52.5% of Auracall shares and Swiftnet owned 47.5% of Auracall shares. On January 1, 2006, Auracall issued to Mr. Kirschner further shares from treasury to the level that Swiftnet was diluted from 47.5% to 32.5% holdings of Auracall. This issuance was a bonus in accordance with the August 21, 2003 Agreement.

September 27, 2006 Shareholders Loan Agreement

On September 27, 2006, a Shareholders Loan Agreement was entered by and between Auracall Limited, an affiliated company, Swiftnet Limited, our wholly owned U.K. subsidiary and the Managing Director of Auracall who holds 67.5% of Auracall. As part of this agreement, Swiftnet agreed to provide a loan of £24,000 ($47,016) to Auracall, free of interest, to be repaid within one year. The loan was funded on October 13, 2006.

CRESTVIEW CAPITAL MASTER, LLC

November 20, 2006 Consultancy Agreement with Crestview Capital Partners

On November 20, 2006, the Company and Crestview Capital Partners, LLP (the “Consultant”) entered into a one-year Consultancy Agreement (the "Consultancy Agreement"). During the term of the Consultancy Agreement, the Company will engage the Consultant as its strategic consultant on United States capital markets for micro-cap public companies. In return for its services pursuant to the Consultancy Agreement, the Consultant was granted 117,676 warrants to purchase restricted shares of the Company’s common stock, registered in the name of Crestview Capital Master, LLC (the "Warrants"). The Warrants are be exercisable pursuant to the following terms: Vesting - 29,419 warrants immediately, 29,419 warrants on February 10, 2007, 29,419 warrants on May 10, 2007, and 29,419 warrants on August 10, 2007; Exercise Price - $3.50; Term - five (5) years.

Crestview Capital Master, LLC owns 666,500 shares of the Company’s common stock and a total of 760,176 warrants to purchase shares of the Company’s common stock.

ABRAHAM KEINAN

Keinan Share Issuance

On September 1, 2000, we issued 1,730,000 shares of our common stock to our founder and Chairman of the Board, Abraham Keinan, for services rendered to us in our corporate formation. Mr. Keinan’s services consisted of the establishment of our business concept and providing us with technical expertise. We valued Mr. Keinan’s services at $247,390.

Keinan Stock Ownership through Vision Consultants

Until June 23, 2004, our Chairman of the Board, Mr. Abraham Keinan indirectly held 1,302,331 shares of our common stock through Vision Consultants Limited, a Nassau, Bahamas incorporated company that is 100% owned by Mr. Keinan. On June 23, 2004, the shares held by Vision Consultants Limited were transferred to Mr. Keinan as an individual.

Redemption of Keinan shares

On December 29, 2005, the Board of Directors of the Company entered into an oral stock purchase agreement with Mr. Keinan pursuant to which it repurchased 100,000 restricted shares of its common stock at a price of $2.50 per share (market price at that day was $2.75 per share). The 100,000 shares were returned to us for cancellation. The Agreement was approved by a majority of the non-interested members of the Board of Directors.

On December 25, 2006, the Board of Directors of the Company entered into an oral stock purchase agreement with Mr. Keinan, pursuant to which the Company repurchased from Mr. Keinan 100,000 restricted shares of its common stock at a price of $2.70 per share (market price at that day was $2.80 per share). The 100,000 shares were returned to us for cancellation on December 26, 2006. The Agreement was approved by all non-interested members of the Board of Directors, following a review and discussion by the Company’s Audit Committee.

Keinan Employment with Swiftnet

Our Chairman of the Board, Mr. Abraham Keinan, has been employed by our wholly-owned UK based subsidiary, Swiftnet Limited since its inception in 1990. In 2005, Mr. Keinan’s annual salary was £54,594 ($94,175). In 2006, Mr. Keinan’s annual salary was £48,000 ($94,032). Mr. Keinan received in addition to his monthly salary pension benefits and a company car. With respect to employment years 1990-2006, Mr. Keinan had no written employment agreement with Swiftnet.

Keinan Employment Agreement with Swiftnet

Pursuant to a Company’s Board of Directors’ resolution dated December 25, 2006, on March 28, 2007, Swiftnet and Mr. Keinan entered into an employment agreement, to be effective as of January 1, 2007 (the “Keinan Employment Agreement”).

The Keinan Employment Agreement provides that Mr. Keinan shall be employed as the Chairman of the Board of Directors of Swiftnet. Keinan Employment Agreement shall be in effect for an initial fixed term of five years, beginning on January 1, 2007, (the "Initial Effective Term"), and thereafter shall automatically be renewed for additional terms of three years (each, an "Additional Effective Term"). Notwithstanding the foregoing, each of Swiftnet and Mr. Keinan shall have the right to terminate the automatic renewal of Keinan Employment Agreement, for any reason whatsoever, by a termination notice in writing, to be provided to the other party not less than six months prior to: (i) the expiration of the Initial Effective Term, or (ii) the expiration of any Additional Effective Term (the "Notice Period"). Notwithstanding the foregoing, Mr. Keinan shall have the right to terminate the Keinan Employment Agreement, for any reason whatsoever, and at any time, including during the Initial Effective Term ("Early Termination"). In the event of Early Termination, the Notice Period shall be of not less than eight months.

Under the Keinan Employment Agreement, Swiftnet shall pay to Mr. Keinan during the term of his engagement a salary at the rate of Forty Eight Thousand British Pounds (£48,000) ($94,032) per annum, such salary to be paid in equal monthly installments in arrears on the last Friday of each month. Swiftnet shall provide Mr. Keinan with an appropriate executive car or car allowance with an effective annual cost to Swiftnet of up to Fifteen Thousand British Pounds (£15,000) ($29,385).

Swiftnet shall pay Mr. Keinan contributions to the following schemes: (i) Health care for him and his immediate family; (ii) Permanent health; (iii) Life insurance arrangements (up to a maximum of four times salary); (iv) Pension rights - Swiftnet shall contribute a monthly sum equal to 7.5% of his salary. (v) Travel insurance.

Swiftnet shall reimburse to Mr. Keinan all traveling, hotel, restaurant and other expenses incurred by him in the proper performance of his duties under his engagement.

If during the period of the employment under the Keinan Employment Agreement Mr. Keinan shall cease to be a director of Swiftnet, his employment shall continue and the terms of the Keinan Employment Agreement (other than those relating to the holding of office of director / chairman) shall continue in full force.

The Keinan Employment Agreement also contains special arrangements for sickness benefits, holiday entitlement and provisions regarding non-competition; intellectual property; confidentiality; conflict of interests and other standard terms and conditions.

The Keinan Employment Agreement was approved by all non-interested members of the Board of Directors, following a review and discussion by the Company’s Audit Committee.

A copy of the Keinan Employment Agreement is attached hereto as Exhibit 10.97 and incorporated herein by reference.

Keinan Consulting Agreement

Pursuant to a Company’s Board of Directors’ resolution dated December 25, 2006, on March 28, 2007, the Company and Mr. Keinan entered into a consulting agreement, to be effective as of January 1, 2007 (the “Keinan Consulting Agreement”).

The Keinan Consulting Agreement provides that Mr. Keinan shall render the Company advisory, consulting and other services in relation to the business and operations of the Company (excluding its business and operations in the United Kingdom).

In consideration of the performance of the Services pursuant to the Keinan Consulting Agreement, the Company shall pay Mr. Keinan a monthly fee of Ten Thousand British Pounds (£10,000) ($19,590) (the "Fee"). Mr. Keinan shall invoice the Company at the end of each calendar month and the Company shall make the monthly payment immediately upon receiving such invoice. Once a calendar year, and no later than December 15, the Company’s Board shall consider approving an increase to the Fee. Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee of the Company (the "Compensation Committee"). However, in the event the Company has not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice. In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board shall take into account, among other factors, growth in the Company’s revenues and/or profits.

The Company’s Board shall, from time to time, and not less than once a calendar year, consider approving a grant of success bonus to Mr. Keinan (the "Bonus"). Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee. However, in the event the Company has not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice. In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board shall take into account, among other factors, growth in the Company’s revenues and/or profits and/or successful completion of transactions or activities by the Company (such as, but not limited to, reorganization, mergers, acquisitions, capital raisings and cost cuts). Any Board member, except Mr. Keinan, may, at any time and from time to time, initiate a Bonus grant to Mr. Keinan, and in such an event the approving process shall be set in motion.

Immediately upon the establishment by the Company of any new stock option or purchase plan or other equity compensation arrangement pursuant to which options or stock may be acquired by officers, directors, employees, or consultants of the Company (collectively, "Plan"), the Company’s Board shall consider approving a grant of an appropriate amount of options (or any other applicable rights) under the Plan to Mr. Keinan. Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee. However, in the event the Company has not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice.

In addition to the Fee and the Bonus, the Company shall pay directly and/or reimburse Mr. Keinan for his Expenses. For the purposes of the Keinan Consulting Agreement, the term "Expenses" shall mean any and all amounts actually paid by the Company and/or by Mr. Keinan, and/or to be paid by Mr. Keinan at his direction, including, without limitation (i) costs associated with telecommunication services and products, and (ii) costs associated with transportation and/or travel (including, but not limited to, by plane, train, rented car and taxi) and/or accommodation (including, but not limited to, at rented flats and hotels) and/or any other board and lodging expenses (including, but not limited to, food, restaurants and entertainment) which were and/or will be incurred in connection with the performance of the Services pursuant to the Keinan Consulting Agreement.

The Company acknowledges that in order to render the Services pursuant to the Keinan Consulting Agreement, Mr. Keinan may be required to travel frequently around the world. Therefore, in order to enable Mr. Keinan a normal family life the Company shall bear Expenses which are related to Mr. Keinan's spouse.

Mr. Keinan shall hold and use, in his sole discretion, credit cards in the name of the Company (the "Credit Cards"). Due to Mr. Keinan's position with the Company (i.e. Chairman of the Board) he may from time to time use the Credit Cards to make certain Company payments and pay certain Company expenses.

This Keinan Consulting Agreement shall be in effect for an initial fixed term of five years, beginning on January 1, 2007 (the "Initial Effective Term"), and thereafter, unless terminated as provided below, shall automatically be renewed for additional terms of three years (each, an "Additional Effective Term"). Notwithstanding the foregoing, each of the Company and Mr. Keinan shall have the right to terminate the automatic renewal of the Keinan Consulting Agreement, for any reason whatsoever, by a termination notice in writing, to be provided to the other party not less than six months prior to: (i) the expiration of the Initial Effective Term, or (ii) the expiration of any Additional Effective Term (the "Notice Period"). Notwithstanding the foregoing, as long as Mr. Keinan shall command and/or control, directly and/or indirectly, including together with others (as well as pursuant to that certain Voting Agreement dated September 28, 2004, by and among Mr. Keinan, Guy Nissenson and Campbeltown Business Ltd.) and/or by proxies, fifteen percent (15%) or more of the voting rights of the Company, if the Company shall choose to exercise its right to terminate the automatic renewal of the Keinan Consulting Agreement, the Notice Period shall be of not less than twelve months. Notwithstanding the foregoing, Mr. Keinan shall have the right to terminate the Keinan Consulting Agreement, for any reason whatsoever, and at any time, including during the Initial Effective Term ("Early Termination by Mr. Keinan "). In the event of Early Termination by Mr. Keinan, the Notice Period shall be of not less than eight months.

The Keinan Consulting Agreement further provides that no later than June 30, 2007, the Company and Mr. Keinan shall enter into a severance agreement providing for an appropriate severance package for Mr. Keinan (the "Severance Agreement"). The Severance Agreement shall, inter alia, cover events of termination of the automatic renewal of the Keinan Consulting Agreement by the Company or Mr. Keinan, termination of the Keinan Consulting Agreement by Mr. Keinan, and scheduled retirement by Mr. Keinan.

The Keinan Consulting Agreement also contains provisions regarding non-competition; intellectual property; confidentiality; conflict of interests and other standard terms and conditions.

The Keinan Consulting Agreement was approved by all non-interested members of the Board of Directors, following a review and discussion by the Company’s Audit Committee.

A copy of the Keinan Consulting Agreement is attached hereto as Exhibit 10.98 and incorporated herein by reference.

Keinan Bonus and Success Fee

On April 2, 2002, our Board of Directors approved a bonus and success fee whereby if we receive monthly revenues in excess of $485,000 then Mr. Keinan and Campbeltown Business shall receive 1% of such monthly revenues, up to a maximum of one million dollars (the “Bonus and Success Fee”). On April 10, 2003, Mr. Keinan and Campbeltown Business waived their right to receive 1% of the revenues generated by Story Telecom. On February 8, 2007, an Agreement was entered by and between the Company, Swiftnet, Campbeltown Business, and Mr. Keinan (the “February 8, 2007 Agreement”). The February 8, 2007 Agreement provides that effective as of January 1, 2007, the Bonus and Success Fee is cancelled, and that Mr. Keinan and Campbeltown Business shall have no further right to any percentage of our revenues.

On June 28, 2004, our Board of Directors approved a bonus of £5,000 ($9,795) to Mr. Keinan for his efforts in connection with obtaining the license to become an international telecom service provider in Israel by Xfone 018.

Keinan Loan

Since our inception in September 2000, through December 31, 2000, we along with our subsidiary, Swiftnet loaned Abraham Keinan, our Chairman of the Board. This loan originally was reflected in a September 29, 2000 promissory note payable in ten equal installments ending on January 1, 2011. This note is non-interest bearing. We provided the loan to Mr. Keinan to promote his loyalty and continued service as our Chairman of the Board of Directors. On December 29, 2005, Mr. Keinan repaid £123,966 ($242,849) which was due for the fiscal year ended December 31, 2005. On December 26, 2006 Mr. Abraham Keinan, repaid the final payment of £123,965 ($242,847) under the terms of his loan.

Indemnification

Xfone 018 Ltd., Our Israeli subsidiary, has obtained certain credit facilities from Bank Hapoalim B.M. The credit facilities are secured, among others, with a personal guarantee by Abraham Keinan and Guy Nissenson, which includes a pledge on 1,000,000 shares of common stock of the Company owned by Mr. Keinan, and an undertaking to provide Bank Hapoalim with an additional financial guarantee of up to $500,000 under certain circumstances. We agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral.

GUY NISSENSON

Campbeltown Business Ltd.

Consulting Agreement

On May 11, 2000, Swiftnet Limited, which is now our wholly owned subsidiary, and our Chairman of the Board of Directors, Abraham Keinan, entered into an 18-month renewable consulting agreement with Campbeltown Business Ltd., a private company incorporated in the British Virgin Island which is owned by Guy Nissenson, our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Principal Accounting Officer and Director and other family members of Mr. Nissenson. This agreement provided that Swiftnet will hire Campbeltown Business as its financial and business development consultant and will pay Campbeltown Business £2,000 per month, along with an additional monthly performance bonus based upon Swiftnet attaining the following revenue levels, for consulting services in the area of business development and management activities:

TARGET AMOUNT OF REVENUES PER MONTH	ADDITIONAL MONTHLY BONUS
Less than £125,000	£0
Between £125,000 - £150,000 (approximately $244,875 - $293,850)	£1,250 (approximately $2,449)
Between £150,000 - £175,000 (approximately $293,850 - $342,825)	£2,500 (approximately $4,898)
Over £175,000 (approximately $342,825)	£2,750 (approximately $5,387)

The agreement with Campbeltown Business involving the aforementioned monthly payment of £2000, along with an additional monthly performance bonus, was separate from a bonus and success fee arrangement that was approved by our Board of Directors on April 2, 2002.

The May 11, 2000 agreement was for 18 months, but provided that it will be renewed by mutual agreement of Swiftnet and Campbeltown Business. On November 5, 2001, May 11, 2003, November 10, 2004, and May 11, 2006 we renewed this agreement for additional 18 month periods. On February 8, 2007, an Agreement was entered by and between the Company, Swiftnet, Campbeltown Business, and Mr. Keinan (the “February 8, 2007 Agreement”). The February 8, 2007 Agreement provides that effective as of January 1, 2007, the aforementioned consulting agreement is terminated.

Stock Purchase Agreement

On June 19, 2000, Swiftnet Limited entered into a Stock Purchase Agreement with Abraham Keinan and Campbeltown Business Ltd. a company owned and controlled by Guy Nissenson and his family. This agreement provides that:
•
Abraham Keinan confirmed that all his businesses activities and initiatives in the field of telecommunications are conducted through Swiftnet, and would continue for at least 18 months after the conclusion of this transaction.

•	Campbeltown Business declared that it is not involved in any business that competes with Swiftnet and would not be involved in such business at least for 18 months after this transaction is concluded.
•	Campbeltown Business would invest $100,000 in Swiftnet, in exchange for 20% of the total issued shares of Swiftnet;
•
Campbeltown Business would also receive 5% of our issued and outstanding shares following our acquisition with Swiftnet. In June 2000, Campbeltown Business invested the $100,000 in Swiftnet. We acquired Swiftnet and Campbeltown received 720,336 shares of our common stock for its 20% interest in Swiftnet.

•
Swiftnet and Abraham Keinan would guarantee that Campbeltown Business' 20% interest in the outstanding shares of Swiftnet would be exchanged for at least 10% of our outstanding shares and that Campbeltown Business would have in total at least 15% of our total issued shares after our acquisition occurred.

•
Campbeltown Business would have the right to nominate 33% of the members of our board of directors and Swiftnet’s board of directors. When Campbeltown Business ownership in our common stock was less than 7%, Campbeltown Business would have the right to nominate only 20% of our board members but always at least one member. In the case that Campbeltown Business ownership in our common stock was less than 2%, this right would expire.

•
Campbeltown Business would have the right to nominate a vice president in Swiftnet. Mr. Guy Nissenson was nominated as of the time of the June 19, 2000 agreement. If for any reason Guy Nissenson will leave his position, Campbeltown Business and Abraham Keinan will agree on another nominee. The Vice President will be employed with suitable conditions.

•
Campbeltown Business will have the right to participate under the same terms and conditions in any investment or transaction that involve equity rights in Swiftnet or us conducted by Abraham Keinan at the relative ownership portion.

•	Keinan and Campbeltown Business have signed a right of first refusal agreement for the sale of their shares.
•
Until we conduct a public offering or are traded on a stock market, we are not permitted to issue any additional shares or equity rights without a written agreement from Campbeltown Business. This right expires when Campbeltown no longer owns any equity interest or shares in our company or our subsidiary, Swiftnet.

Bonus and Success Fee

On April 2, 2002, our Board of Directors approved a bonus and success fee whereby if we receive monthly revenues in excess of $485,000 then Mr. Keinan and Campbeltown Business shall receive 1% of such monthly revenues, up to a maximum of one million dollars (the “Bonus and Success Fee”). On April 10, 2003, Mr. Keinan and Campbeltown Business waived their right to receive 1% of the revenues generated by Story Telecom. This bonus and success fee was separate from our consulting agreement with Campbeltown Business, involving a monthly payment of £2000, along with an additional monthly performance bonus. On February 8, 2007, an Agreement was entered by and between the Company, Swiftnet, Campbeltown Business, and Mr. Keinan (the “February 8, 2007 Agreement”). The February 8, 2007 Agreement provides that effective as of January 1, 2007, the Bonus and Success Fee is cancelled, and that Mr. Keinan and Campbeltown Business shall have no further right to any percentage of our revenues.

Nissenson Employment Agreements with Swiftnet

May 11, 2000 Employment Agreement

On May 11, 2000, Swiftnet Limited and our Chairman of the Board of Directors, Abraham Keinan, entered into an employment agreement with Guy Nissenson, our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Principal Accounting Officer and Director (the “May 11, 2000 Employment Agreement”). Under the terms of the agreement, Swiftnet employed Mr. Nissenson to provide business development and sales and marketing services, at a base rate of £1000 per month (approximately $1,959). The May 11, 2000 Employment Agreement provided that when Swiftnet reaches average sales of £175,000 per month for a consecutive three-month period, Mr. Nissenson’s salary will increase to £2,000 (approximately $3,918) per month. The May 11, 2000 Employment Agreement further provided that Mr. Nissenson will receive an unspecified number of options to acquire our stock that is limited to 50% of the options that Mr. Keinan receives. As such, the agreement protected Mr. Nissenson’s rights to have at least 50% of the options rights that Mr. Keinan will have. Mr. Nissenson can transfer the right of these options to another company or person at his discretion. Swiftnet may only cancel these options if: (1) Mr. Nissenson no longer works with Swiftnet; or (2) if within twelve months of Mr. Nissenson’s employment with the company Swiftnet and any other companies that may buy or merge into Swiftnet in the future, do not reach average revenues (over a three consecutive month period) of at least £120,000. Because the average sales per month exceeded £120,000 within a twelve-month period of Mr. Nissenson’s employment, Swiftnet cannot cancel these options.

March 28, 2007 Employment Agreement

Pursuant to a Company’s Board of Directors’ resolution dated December 25, 2006, on March 28, 2007, Swiftnet and Mr. Nissenson entered into an employment agreement, to be effective as of January 1, 2007 (the “Nissenson Employment Agreement”).

The Nissenson Employment Agreement provides that Mr. Nissenson shall be employed as Director of Business Development of Swiftnet. Nissenson Employment Agreement shall be in effect for an initial fixed term of five years, beginning on January 1, 2007, (the "Initial Effective Term"), and thereafter shall automatically be renewed for additional terms of three years (each, an "Additional Effective Term"). Notwithstanding the foregoing, each of Swiftnet and Mr. Nissenson shall have the right to terminate the automatic renewal of Nissenson Employment Agreement, for any reason whatsoever, by a termination notice in writing, to be provided to the other party not less than six months prior to: (i) the expiration of the Initial Effective Term, or (ii) the expiration of any Additional Effective Term (the "Notice Period"). Notwithstanding the foregoing, Mr. Nissenson shall have the right to terminate the Nissenson Employment Agreement, for any reason whatsoever, and at any time, including during the Initial Effective Term ("Early Termination"). In the event of Early Termination, the Notice Period shall be of not less than eight months.

Under the Nissenson Employment Agreement, Swiftnet shall pay to Mr. Nissenson during the term of his engagement a salary at the rate of Forty Eight Thousand British Pounds (£48,000) ($94,032) per annum, such salary to be paid in equal monthly installments in arrears on the last Friday of each month. Swiftnet shall provide Mr. Nissenson with an appropriate executive car or car allowance with an effective annual cost to Swiftnet of up to Fifteen Thousand British Pounds (£15,000) ($29,385).

Swiftnet shall pay Mr. Nissenson contributions to the following schemes: (i) Health care for him and his immediate family; (ii) Permanent health; (iii) Life insurance arrangements (up to a maximum of four times salary); (iv) Pension rights - Swiftnet shall contribute a monthly sum equal to 7.5% of his salary. (v) Travel insurance.

Swiftnet shall reimburse to Mr. Nissenson all traveling, hotel, restaurant and other expenses incurred by him in the proper performance of his duties under his engagement.

If during the period of the employment under the Nissenson Employment Agreement Mr. Nissenson shall cease to be a director of Swiftnet, his employment shall continue and the terms of the Nissenson Employment Agreement (other than those relating to the holding of office of director) shall continue in full force.

The Nissenson Employment Agreement also contains special arrangements for sickness benefits, holiday entitlement and provisions regarding non-competition; intellectual property; confidentiality; conflict of interests and other standard terms and conditions.

The Nissenson Employment Agreement supersedes the May 11, 2000 Employment Agreement.

The Nissenson Employment Agreement was approved by all non-interested members of the Board of Directors, following a review and discussion by the Company’s Audit Committee.

A copy of the Nissenson Employment Agreement is attached hereto as Exhibit 10.99 and incorporated herein by reference.

Nissenson Consulting Agreement

Pursuant to a Company’s Board of Directors’ resolution dated December 25, 2006, on March 28, 2007, the Company and Mr. Nissenson entered into a consulting agreement, to be effective as of January 1, 2007 (the “Nissenson Consulting Agreement”).

The Nissenson Consulting Agreement provides that Mr. Nissenson shall render the Company advisory, consulting and other services in relation to the business and operations of the Company (excluding its business and operations in the United Kingdom).

In consideration of the performance of the Services pursuant to the Nissenson Consulting Agreement, the Company shall pay Mr. Nissenson a monthly fee of Ten Thousand British Pounds (£10,000) ($19,590) (the "Fee"). Mr. Nissenson shall invoice the Company at the end of each calendar month and the Company shall make the monthly payment immediately upon receiving such invoice. Once a calendar year, and no later than December 15, the Company’s Board shall consider approving an increase to the Fee. Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee of the Company (the "Compensation Committee"). However, in the event the Company has not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice. In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board shall take into account, among other factors, growth in the Company’s revenues and/or profits.

The Company’s Board shall, from time to time, and not less than once a calendar year, consider approving a grant of success bonus to Mr. Nissenson (the "Bonus"). Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee. However, in the event the Company has not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice. In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board shall take into account, among other factors, growth in the Company’s revenues and/or profits and/or successful completion of transactions or activities by the Company (such as, but not limited to, reorganization, mergers, acquisitions, capital raisings and cost cuts). Any Board member, except Mr. Nissenson, may, at any time and from time to time, initiate a Bonus grant to Mr. Nissenson, and in such an event the approving process shall be set in motion.

Immediately upon the establishment by the Company of any new stock option or purchase plan or other equity compensation arrangement pursuant to which options or stock may be acquired by officers, directors, employees, or consultants of the Company (collectively, "Plan"), the Company’s Board shall consider approving a grant of an appropriate amount of options (or any other applicable rights) under the Plan to Mr. Nissenson. Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee. However, in the event the Company has not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice.

In addition to the Fee and the Bonus, the Company shall pay directly and/or reimburse Mr. Nissenson for his Expenses. For the purposes of the Nissenson Consulting Agreement, the term "Expenses" shall mean any and all amounts actually paid by the Company and/or by Mr. Nissenson, and/or to be paid by Mr. Nissenson at his direction, including, without limitation (i) costs associated with telecommunication services and products, and (ii) costs associated with transportation and/or travel (including, but not limited to, by plane, train, rented car and taxi) and/or accommodation (including, but not limited to, at rented flats and hotels) and/or any other board and lodging expenses (including, but not limited to, food, restaurants and entertainment) which were and/or will be incurred in connection with the performance of the Services pursuant to the Nissenson Consulting Agreement.

The Company acknowledges that in order to render the Services pursuant to the Nissenson Consulting Agreement, Mr. Nissenson may be required to travel frequently around the world. Therefore, in order to enable Mr. Nissenson a normal family life the Company shall bear Expenses which are related to Mr. Nissenson's spouse.

Mr. Nissenson shall hold and use, in his sole discretion, credit cards in the name of the Company (the "Credit Cards"). Due to Mr. Nissenson's position with the Company (i.e. President and CEO) he may from time to time use the Credit Cards to make certain Company payments and pay certain Company expenses.

This Nissenson Consulting Agreement shall be in effect for an initial fixed term of five years, beginning on January 1, 2007 (the "Initial Effective Term"), and thereafter, unless terminated as provided below, shall automatically be renewed for additional terms of three years (each, an "Additional Effective Term"). Notwithstanding the foregoing, each of the Company and Mr. Nissenson shall have the right to terminate the automatic renewal of the Nissenson Consulting Agreement, for any reason whatsoever, by a termination notice in writing, to be provided to the other party not less than six months prior to: (i) the expiration of the Initial Effective Term, or (ii) the expiration of any Additional Effective Term (the "Notice Period"). Notwithstanding the foregoing, as long as Mr. Nissenson shall command and/or control, directly and/or indirectly, including together with others (as well as pursuant to that certain Voting Agreement dated September 28, 2004, by and among Mr. Nissenson, Abraham Keinan and Campbeltown Business Ltd.) and/or by proxies, fifteen percent (15%) or more of the voting rights of the Company, if the Company shall choose to exercise its right to terminate the automatic renewal of the Nissenson Consulting Agreement, the Notice Period shall be of not less than twelve months. Notwithstanding the foregoing, Mr. Nissenson shall have the right to terminate the Nissenson Consulting Agreement, for any reason whatsoever, and at any time, including during the Initial Effective Term ("Early Termination by Mr. Nissenson "). In the event of Early Termination by Mr. Nissenson, the Notice Period shall be of not less than eight months.

The Nissenson Consulting Agreement further provides that no later than June 30, 2007, the Company and Mr. Nissenson shall enter into a severance agreement providing for an appropriate severance package for Mr. Nissenson (the "Severance Agreement"). The Severance Agreement shall, inter alia, cover events of termination of the automatic renewal of the Nissenson Consulting Agreement by the Company or Mr. Nissenson, termination of the Nissenson Consulting Agreement by Mr. Nissenson, and scheduled retirement by Mr. Nissenson.

The Nissenson Consulting Agreement also contains provisions regarding non-competition; intellectual property; confidentiality; conflict of interests and other standard terms and conditions.

The Nissenson Consulting Agreement was approved by all non-interested members of the Board of Directors, following a review and discussion by the Company’s Audit Committee.

A copy of the Nissenson Consulting Agreement is attached hereto as Exhibit 10.100 and incorporated herein by reference.

Nissenson Bonus and Success Fee

On December 29, 2005, the Company’s Board of Directors granted a bonus to Mr. Nissenson for an aggregate amount of $220,000 (the "Bonus"). The Company’s Board of Directors with the exception of Mr. Nissenson and Mr. Keinan who abstained from voting, resolved and granted the Bonus to Mr. Nissenson for his exceptional efforts and professional abilities to achieve the Company’s goals and determined that it was in the best interest of the Company, moreover, the Company believes that the Bonus was fair and proportionate to its President and Chief Executive Officer’s commitment and achievements.

Mr. Nissenson waived $22,610 of the Bonus.

Dionysos Investments (1999) Ltd. financial services and business development consulting agreement

A Financial Services Consulting Agreement was entered into on November 18, 2004, between Dionysos Investments (1999) Ltd., an Israeli company (“Dionysos Investments”) and the Company with respect to certain services (the “Dionysos Investments Consulting Agreement”). Mr. Haim Nissenson, father of Mr. Guy Nissenson, our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Principal Accounting Officer and Director, is the Managing Director of Dionysos Investments. Dionysos Investments is owned and controlled by certain members of the Nissenson family, other than Mr. Guy Nissenson.

Under the Dionysos Investments Consulting Agreement, Dionysos Investments agrees to assist the Company in connection with services related to financial activities, financial reports, mergers & acquisitions and other business development work (the “Services”). In the event the Company requests additional services, the scope of such additional services shall be as agreed by the parties and shall be governed by the Dionysos Investments Consulting Agreement.

The Dionysos Investments Consulting Agreement provided that Dionysos Investments will be compensated by the Company for the Services provided to the Company in the amount of Three Thousand British Sterling Pounds (£3,000) per month beginning on the Effective Date of the Dionysos Investments Consulting Agreement (the “Fees”). In addition, the Company will reimburse Dionysos Investments, based on prior approval, for expenses incurred, which expenses include travel, hotel, meals, courier, report reproduction and other administrative costs when and where needed (the “Expenses”). Compensation for any additional services provided by Dionysos Investment for the Company shall be as agreed by the parties.

The Effective Date of the Dionysos Investments Consulting Agreement is January 1, 2005 (the “Effective Date”). The term of the Dionysos Investments Consulting Agreement is two years (the “Term”). According to the Dionysos Investments Consulting Agreement, the Term will be automatically renewed for successive two-year periods, unless either party provides written notice at least ninety days prior to the end of the Term that such party does not wish to renew the Dionysos Investments Consulting Agreement.

On February 8, 2007, pursuant to the recommendations of the Audit Committee of the Company and the resolutions of its Board of Directors dated December 25, 2006, and February 4, 2007, the Company and Dionysos Investments entered into a First Amendment to the of the Dionysos Investments Consulting Agreement (the “First Amendment”).

The First Amendment provides that Section 2 of the Dionysos Investments Consulting Agreement shall be amended in its entirety to provide as follows:

(i) The parties agree that Dionysos Investments will be compensated by the Company for the Services provided to the Company in the amount of Eight Thousand British Sterling Pounds (£8,000) per month, beginning on January 1, 2007; (ii) In addition, the Company will pay Dionysos Investments a one time success fee in the amount of Ten Thousand British Sterling Pounds (£10,000), for initiating, establishing and developing the relationship between the Company and certain Israeli financial institutions during fiscal years 2005-2006, relationships which resulted in significant investments made by certain Israeli financial institutions; (iii) In addition, the Company will pay Dionysos Investments a success fee for any future investments in the Company made by Israeli investors during fiscal year 2007, provided such investments were a direct or indirect result of the Services provided to the Company. The success fee will be equal to 0.5% (half percent) of the gross proceeds of such investments; (iv) In addition, the Company will reimburse Dionysos Investments, based on prior approval by the Audit Committee of the Company, for expenses incurred, which expenses will include travel, hotel, meals, courier, report reproduction and other administrative costs when and where needed. Compensation for any additional services provided by Dionysos Investments for the Company shall be as agreed by the parties.

The parties agreed that the abovementioned compensation will only apply to fiscal year 2007, and then be reviewed and reconsidered by the Audit Committee and Board of Directors of the Company in December 2007. In the event the Board of Directors of the Company, exercising sole discretion, decides not to approve the abovementioned compensation for fiscal year 2008, Dionysos Investments will have the option, in its sole discretion, to terminate the Dionysos Investments Consulting Agreement, or continue and provide the Services in return for the same compensation which was paid to it in fiscal years 2005-2006 (i.e. fee of £3,000 per month plus reimbursement of expenses)."

The First Amendment further declares that the Audit Committee and Board of Directors of the Company approved the automatic renewal of the Term for an additional two-year period, ending on December 31, 2008.

VOTING AGREEMENT

Our Chairman of the Board, Abraham Keinan, and our President, Chief Executive Officer, Treasurer, Chief Financial Officer , Principal Accounting Officer and Director, Guy Nissenson, exercise significant control over stockholder matters through a September 28, 2004 Voting Agreement between Mr. Keinan, Mr. Nissenson and Campbeltown Business Ltd, an entity owned and controlled by Mr. Nissenson and his family. This agreement, which is for a term of 10 years, provides that: (a) Messrs. Keinan and Nissenson and Campbeltown Business, Ltd. agree to vote any shares of our common stock controlled by them only in such manner as previously agreed by all these parties; and (b) in the event of any disagreement regarding the manner of voting, a party to the agreement will not vote any shares, unless all the parties have settled the disagreement.

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

IDDO KEINAN

Mr. Iddo Keinan, son of Mr. Abraham Keinan, our Chairman of the Board, has been employed by our wholly-owned UK based subsidiary, Swiftnet limited since 1998. In 2005 and 2006 Mr. Iddo Keinan served as the Commercial Director of Swiftnet, and his annual salary was £29,989 ($58,748), and £54,459 ($106,692), respectively.

On December 25, 2006, our Board of Directors approved the continuing employment of Mr. Iddo Keinan by Swiftnet Limited, at an annual salary of £36,000 ($70,524).

WADE SPOONER

In connection with the acquisition of WS Telecom, Inc. we issued a promissory note to Wade Spooner, who was President, Chief Executive Officer and shareholder of WS Telecom; the promissory note replaced a $200,000 note issued by WS Telecom in favor of Mr. Spooner. This note was amended to provide for quarterly payment beginning in October 2004, provided that such payment shall not exceed 50% of the net profits of Xfone USA, Inc. Mr. Spooner is the President and Chief Executive Officer of our wholly owned subsidiary, Xfone USA, Inc. Final payment on the note was made to Mr. Spooner February 14, 2007.

ITEM 13. EXHIBITS

(a)	Exhibits and Index of Exhibits

Exhibit Number / Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company. (1)
3.2a	Bylaws of the Company. (1)
3.2b	Amended Bylaws of the Company. (4)
3.3	Memorandum of Association of Swiftnet Limited. (1)
3.4	Articles of Association of Swiftnet Limited. (1)
3.6	Bylaws of Xfone USA, Inc. (7)
3.8.	Amended and Restated Bylaws of the Company dated March 12, 2006. (22)
3.9	Reamended and Restated Bylaws of the Company dated February 5, 2007. (32)
4.	Specimen Stock Certificate. (1)
5.	Opinion of Gersten Savage LLP. (30) (21.1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson. (1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy (1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan. (1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd. (1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd. (1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd. (1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc. (1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd. (1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company (2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited. (2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited.(2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison. (5)
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

10.21	Newco (Auracall Limited) Formation Agreement. (6)
10.22	Agreement with ITXC Corporation. (6)
10.23	Agreement with Teleglobe International. (6)
10.23.1	Amendment to Agreement with Teleglobe International. (6)
10.24	Agreement with British Telecommunications. (6)
10.25	Agreement with Easyair Limited (OpenAir). (6)
10.26	Agreement with Worldnet. (6)
10.27	Agreement with Portfolio PR. (6)
10.28	Agreement with Stern and Company. (6)
10.29	Letter to the Company dated December 31, 2003, from Abraham Keinan. (6)
10.30	Agreement between Swiftnet Limited and Dan Kirschner. (8)
10.31	Agreement and Plan of Merger. (7)
10.32	Escrow Agreement. (7)
10.33	Release Agreement. (7)
10.34	Employment Agreement date March 10, 2005, between Xfone USA, Inc. and Wade Spooner. (7)
10.35	Employment Agreement date March 10, 2005, between Xfone USA, Inc. and Ted Parsons. (7)
10.36	First Amendment to Agreement and Plan of Merger (to acquire WS Telecom, Inc.) (11)
10.37	Finders Agreement with The Oberon Group, LLC. (11)
10.38	Agreement with The Oberon Group, LLC. (11)
10.39	Management Agreement between WS Telecom, Inc. and Xfone USA, Inc. (8)
10.40	Engagement Letter to Tommy R. Ferguson, Confidentiality Agreement, and Executive Inventions Agreement dated August 19, 2004 (11)
10.41	Voting Agreement dated September 28, 2004. (11)
10.42	Novation Agreement executed September 27, 2004. (11)
10.43	Novation Agreement executed September 28, 2004. (11)
10.44	Investment Agreement dated August 26, 2004, with Ilan Shoshani. (12)
10.44.1	Addendum and Clarification to the Investment Agreement with Ilan Shoshani dated September 13, 2004. (12)

10.45	Agreement dated November 16, 2004, with Elite Financial Communications Group. (13)
10.46	Financial Services and Business Development Consulting Agreement dated November 18, 2004, with Dionysos Investments (1999) Ltd. (13)
10.47	Agreement and Plan of Merger to acquire I-55 Internet Services, Inc. dated August 18, 2005. (14)
10.48	Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC dated August 26, 2005 (15)
10.49	Securities Purchase Agreement, dated September 27, 2005, by and between the Company and Laurus Master Fund, Ltd. (16)
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
10.58
Securities Purchase Agreement, dated September 28, 2005, by and between the Company and Crestview Capital Mater, LLC, Burlingame Equity Investors, LP, Burlingame Equity Investors II, LP, Burlingame Equity Investors (Offshore), Ltd., and Mercantile Discount - Provident Funds. (16)

10.59
Registration Rights Agreement, dated September 28, 2005, by and between the Company and Crestview Capital Mater, LLC, Burlingame Equity Investors, LP, Burlingame Equity Investors II, LP, Burlingame Equity Investors (Offshore), Ltd., and Mercantile Discount - Provident Funds. (16)

10.60
Common Stock Purchase Warrant, dated September 28, 2005, by the Company in favor of the Crestview Capital Mater, LLC, Burlingame Equity Investors, LP, Burlingame Equity Investors II, LP, Burlingame Equity Investors (Offshore), Ltd., and Mercantile Discount - Provident Funds.(16)

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

10.69	Management Agreement with I-55 Telecommunications, LLC dated October 12, 2005. (19)
10.70	Agreement - General Terms and Conditions with EBI Comm, Inc., dated January 1, 2006. (21)
10.71	Asset Purchase Agreement with Canufly.net, Inc., dated January 10, 2006. (21)
10.72	Stock Purchase Agreement dated May 10, 2006, by and among the Company, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited. (23)
10.73	Agreement dated May 25, 2006, by and among the Company and the shareholders of Equitalk.co.uk Limited. (24)
10.74	Securities Purchase Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.75	Registration Rights Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.76	Common Stock Purchase Warrant, dated June 19, 2006, by the Company in favor of the Purchasers. (25)
10.77	Escrow Agreement, dated June 19, 2006, by and between the Company, the Escrow Agent, and the Purchasers. (25)
10.78	Form of Indemnification Agreement between the Company and its Directors and Officers. (27)
10.79	Agreement to Purchase Promissory Note dated October 31, 2005, with Randall Wade James Tricou. (27)
10.80	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Tricou Construction. (27)
10.81	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Estates. (27)
10.82	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Utility. (27)
10.83	Agreement to Purchase Promissory Note dated February 3, 2006, with Danny Acosta. (27)
10.84	Letter Agreement dated November 15, 2005, with Oberon Securities, LLC. (27)
10.85	Letter Agreement dated June 15, 2006, with Oberon Securities, LLC. (27)
10.86	Second Amendment to Agreement and Plan of Merger (to acquire WS Telecom, Inc.), dated June 28, 2006. (27)
10.87	General Contract for Services dated January 1, 2005, by and between the Company and Swiftnet Limited. (27)
10.88	Service Agreement dated December 6, 2005, by and between the Company and Elite Financial Communications Group, LLC. (27)
10.89	Agreement for Market Making in Securities dated July 31, 2006, by and between the Company and Excellence Nessuah Stock Exchange Services Ltd. (27)
10.90	Shareholders Loan Agreement, dated September 27, 2006, by and between Auracall Limited, Swiftnet Limited, and Dan Kirschner. (28)
10.91	Service Agreement, dated November 7, 2006, by and between the Company and Institutional Marketing Services, Inc. (28)
10.92	Consultancy Agreement, dated November 20, 2006, by and between the Company and Crestview Capital Partners, LLP. (29)
10.93	Agreement dated December 24, 2006, by and between the Company, Halman-Aldubi Provident Funds Ltd., and Halman-Aldubi Pension Funds Ltd. [translation from Hebrew] (31)
10.94	First Amendment to Financial Services and Business Development Consulting Agreement dated February 8, 2007, by and between the Company and Dionysos Investments (1999) Ltd. (33)
10.95	Agreement dated February 8, 2007, by and between the Company, Swiftnet Limited, Campbeltown Business, Ltd., and Mr. Abraham Keinan. (33)
10.96	First amendment to General Contract for Services, dated March 14, 2007, by and between the Company and Swiftnet Limited.
10.97	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Abraham Keinan.

10.98	Consulting Agreement, dated March 28, 2007, between the Company and Abraham Keinan.
10.99	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Guy Nissenson.
10.100	Consulting Agreement, dated March 28, 2007, between the Company and Guy Nissenson.
16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C to the Securities and Exchange Commission (20)
21.1	List of Subsidiaries (Amended) (26)
23	Consent of Stark, Winter, Scheinkein & Co., LLP
23.1	Consent of Chaifetz & Schreiber, P.C. (30) (22.1)
23.2	Consent of Gersten Savage LLP - incorporated in the legal opinion filed as Exhibit 5.
23.3	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006. (21.1)
23.4	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006. (21.1)
31	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.'s SB-2 registration statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.'s SB-2/Amendment 1 registration statement.
(4)	Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.'s Form 8-K.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.'s SB-2/Post Effective Amendment 2 registration statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone's, Inc.SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.'s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.'s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone's, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone's, Inc.SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.‘s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.‘s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.‘s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.‘s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.‘s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.‘s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.‘s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.‘s Form 8-K/A #3.

(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.‘s Form 8-K/A #1.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.‘s Form 8-K.
(21.1)	Denotes previously filed exhibits: filed on February 7, 2006 with Xfone, Inc.‘s Form SB-2 Amendment 3.
(22)	Denotes previously filed exhibit: filed on March 15, 2006 with Xfone, Inc.‘s Form 8-K.
(22.1)	Denotes previously filed exhibit: filed on March 31, 2006 with Xfone, Inc.‘s Form 10-KSB.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.‘s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.‘s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.‘s Form 8-K.
(26)	Denotes previously filed exhibits: filed on July 5, 2006 with Xfone, Inc.‘s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.‘s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.‘s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.‘s Form 8-K.
(30)	Denotes previously filed exhibits: filed on November 30, 2006 with Xfone, Inc.‘s Form SB-2.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.‘s Form 8-K.
(32)	Denotes previously filed exhibit: filed on February 5, 2007 with Xfone, Inc.‘s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.‘s Form 8-K.

ITEM 14. PRICINPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee pre-approved all audit and non-audit services provided to us and during the periods listed below. The Audit Committee approves discrete projects on a case-by-case basis that may have a material effect on our operations and also considers whether proposed services are compatible with the independence of the public accountants.

2006

Audit Fees

The aggregate fees billed for the fiscal year ended December 31, 2006, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated as follows: we paid our accountant, Stark Winter Schenkein & Co., LLP $72,000.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

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

XFONE, INC.

Date: March 30, 2007	By:	/s/ Guy Nissenson
Guy Nissenson President, Chief Executive Officer, Treasurer, Chief Financial Officer, Principal Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abraham Keinan	Chairman of the Board	March 30, 2007
Abraham Keinan
/s/Guy Nissenson	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Principal Accounting Officer and Director	March 30, 2007
Guy Nissenson
/s/ Israel Singer	Director	March 30, 2007
Israel Singer

/s/Eyal J. Harish	Director	March 30, 2007
Eyal J. Harish

/s/ Itzhak Almog	Director, Chairman of the Audit Committee	March 30, 2007
Itzhak Almog