Form 10QSB
period 2007-03-31
XFONE INC
filed 2007-05-14
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
 MARCH 31, 2007

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

Common Stock: The issuer had 11,518,671 shares outstanding as of May 13, 2007 (latest practicable date).

XFONE, INC. AND SUBSIDIARIES

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND CONDENSED NOTES (UNAUDITED) - QUARTER ENDED MARCH 31, 2007

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2007

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2007

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
March 31, 2007

	March 31,	December 31,
	2007	2006
	Unaudited
CURRENT ASSETS:

Cash	$1,720,764	$1,218,392
Accounts receivable, net	8,177,038	7,584,504
Prepaid expenses and other receivables	2,017,931	1,488,579

Total current assets	11,915,733	10,291,475

INVESTMENTS	272,602	193,467

MINORITY INTEREST	212,915	305,050

LONG TERM RECEIVABLES	658,623	709,607

FIXED ASSETS, NET	4,463,967	4,466,048

OTHER ASSETS, NET	17,024,370	17,061,297

Total assets	$34,548,210	$33,026,944

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
March 31, 2007

	March 31,	December 31,
	2007	2006
	Unaudited
CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$1,851,408	$1,963,406
Trade payables	7,110,233	6,710,052
Other liabilities and accrued expenses	2,751,031	2,416,168
Current maturities of obligations under capital leases	88,270	131,229

Total current liabilities	11,800,942	11,220,855

DEFERRED TAXES	178,317	177,333

NOTES PAYABLE	1,668,766	1,938,256

OBLIGATIONS UNDER CAPITAL LEASES	91,316	118,028

SEVERANCE PAY	98,666	100,213

Total liabilities	13,838,007	13,554,685

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value:
25,000,000 and 75,000,000 shares authorized at December 31, 2006 and March 31, 2007, respectively;
11,153,817 issued and outstanding at December 31, 2006 and 11,518,671 issued and outstanding at March 31, 2007	11,519	11,154
Additional paid-in capital	19,862,978	19,009,694
Foreign currency translation adjustment	(1,497,998)	(1,380,701)
Deferred stock compensation	(454,196)	(511,393)
Retained earnings	2,787,900	2,343,505

Total shareholders' equity	20,710,203	19,472,259

Total liabilities and shareholders' equity	$34,548,210	$33,026,944

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
March 31, 2007
(Unaudited)

	Three months ended
	March 31,
	2007	2006

Revenues	$11,523,716	$7,841,245
Cost of revenues	5,193,222	4,996,843

Gross profit	6,330,494	2,844,402

Operating expenses:
Research and development	15,778	9,799
Marketing and selling	2,731,976	679,751
General and administrative	2,921,291	2,006,267

Total operating expenses	5,669,045	2,695,817

Operating profit	661,449	148,585

Financing expenses, net	(139,869)	(136,696)
Equity in income of affiliated company	79,136	89,567
Loss from a change of holding of affiliated company	-	(51,995)
Other income	34,505	10,764

Income before minority interest and taxes	635,221	60,225

Minority interest	(92,135)	20,392

Income before taxes	543,086	80,617

Tax benefits (expenses)	(98,691)	30,678

Net income	$444,395	$111,295

Earnings Per Share:
Basic	$0.039	$0.014

Diluted	$0.039	$0.013

Weighted average shares outstanding:
Basic	11,479,609	8,195,968

Diluted	11,479,609	8,770,680

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flow from operating activities
Net income	$444,395	$111,295
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	254,998	189,284
Compensation in connection with the issuance of warrants and options	57,197	-
Minority interest	92,135	(20,392)
Loss from a change of holding of affiliated company	-	51,995
Equity in earnings of affiliated company	(79,135)	(89,567)
Decrease (increase) in account receivables	(561,198)	181,785
Increase (decrease) in severance pay	(5,242)	1,554
Decrease (increase) in other receivables	(520,750)	622,444
Increase (decrease) in trade payables	376,798	(1,056,572)
Increase (decrease) in other payables	327,368	(180,737)
Increase in deferred taxes	683	-

Net cash provided by (used in) operating activities	387,249	(188,911)

Cash flow from investing activities
Purchase of other assets and long-term receivables	54,318	(421,295)
Purchase of equipment	(210,344)	(327,432)
Acquisition of EBI Comm, Inc.	-	(12,159)
Acquisition of Canufly.net, Inc.	-	(307,869)
Acquisition of I-55 Internet Services, Inc.	-	(104,602)
Acquisition of I-55 Telecommunications, LLC	-	(26,851)

Net cash (used in) investing activities	(156,026)	(1,200,208)

Cash flow from financing activities
Repayment of long term loans from banks and others	(274,878)	(806,987)
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	853,649	-
Proceeds from long term loans from banks	-	167,760
Increase in capital lease obligation	(43,945)	(36,235)
Proceeds from short term loan and bank credit	(166,222)	356,406

Net cash provided by (used in) financing activities	368,604	(319,056)

Effect of exchange rate changes on cash and cash equivalents	(97,455)	(7,209)

Net increase (decrease) in cash	502,372	(1,715,384)

Cash at the beginning of the period	1,218,392	4,346,156

Cash at the end of the period	$1,720,764	$2,630,772

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007 (Unaudited)

Note 1 - Organization and Nature of Business

A.
Xfone, Inc. ("Xfone" or "Company") was incorporated in the state of Nevada, U.S.A. in September 2000 and is a provider of voice, video and data telecommunications services, including: local, long distance and international telephony services; prepaid and postpaid calling cards; cellular services; Internet services; messaging services (Email/Fax Broadcast, Email2Fax and Cyber-Number); and reselling opportunities, with operations in the United Kingdom, the United States and Israel.

Xfone's holdings in subsidiaries are as follows:

-	Swiftnet Limited ("Swiftnet") - wholly owned U.K. subsidiary.
-	Equitalk.co.uk Limited ("Equitalk") - wholly owned U.K. subsidiary.
-	Xfone USA, Inc. and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. - wholly owned U.S. subsidiary.
-
Story Telecom, Inc. and its two wholly owned subsidiaries, Story Telecom Limited and Story Telecom (Ireland) Limited (which was dissolved on February 23, 2007) (collectively, "Story Telecom") - majority owned U.S. subsidiary, in which Xfone holds a 69.6% ownership share.

-	Xfone 018 Ltd. ("Xfone 018") - majority owned Israeli subsidiary in which Xfone holds a 69% ownership share.

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

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007 (Unaudited)

Note 2 - Significant Accounting Policies (Cont.)

B.	Foreign Currency Translation

Effective January 1, 2007, the Company changed its functional and reporting currency from the Great Britain Pounds ("GBP") to the U.S. dollar for the reason that a majority of the Company's transactions and balances are denominated in U.S. dollars. Consistent with SFAS No. 52, Foreign Currency Translation, the change in functional currency will be accounted for prospectively; therefore, there is no effect on the historical consolidated financial statements. The translated amounts for non-monetary assets at December 31, 2006, became the accounting basis for those assets as of January 1, 2007.

The determination of the functional currency for the Company's foreign subsidiaries is made based on the appropriate economic factors. In addition a substantial portion of the Company's costs are incurred in U.S. dollars. The Company's management believes that the U.S. dollar is the primary currency of the economic environment in which it operate. Thus, the Company's functional and reporting currency and the functional and reporting currency of certain of its subsidiaries is the U.S. dollar.

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are re-measured into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation" ("SFAS No. 52"). All gains and losses of the re-measurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate. The Company's functional currency is US$, the Company's financial records are maintained in US$, and the Company's financial statements are prepared in US$. The functional currency of Swiftnet, Equitalk and Story Telecom is GBP, the financial records of these subsidiaries are maintained in GBP and the financial statements of these subsidiaries are prepared in GBP. The functional currency of Xfone 018 is New Israeli Shekels ("NIS"), the financial records of Xfone 018 are maintained in NIS, and the financial statements of Xfone 018 are prepared in NIS.

Foreign currency transactions during the period are translated into each company's denominated currency at the exchange rates ruling at the transaction dates. Gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company's denominated currency at period-end exchange rates. All exchange differences are dealt with in the consolidated statements of operations. The financial statements of the Company's operations based outside of the United States have been translated into US$ in accordance with SFAS No. 52. When translating functional currency financial statements into US$, period-end exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated statements of operations. Translation gains and losses are recorded in translation reserve as a component of shareholders' equity.

C.	Accounts Receivable

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

Accounts receivable are presented net of an allowance for doubtful accounts of $1,881,228 and $2,520,348 at March 31, 2007 and December 31, 2006, respectively.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007 (Unaudited)
Note 2 - Significant Accounting Policies (Cont.)

D.	Other Intangible Assets

Other intangible assets with determinable lives consist of license to provide communication services in Israel and are amortized over the 20 year term of the license.

Customer base and trade name related to mergers and acquisitions are amortized over a period between 6-7 years from the date of the purchase.

E.	Earnings Per Share

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

The Company accounts for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. Pro forma information regarding the Company's net income and net earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123.

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

G.	Reclassification

Certain prior period balances in the consolidated statement of cash flows were reclassified to appropriately present net cash used in operating activities and effect of exchange rate changes on cash and cash equivalents. The reclassification had no effect on previously reported net income and shareholders' equity.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007 (Unaudited)

Note 3 - Capital Structure

On January 16, 2007, and in conjunction with a December 24, 2006 Securities Purchase Agreement the Company issued an aggregate of 172,414 warrants to Halman-Aldubi Provident Funds Ltd. and Halman-Aldubi Pension Funds Ltd. The warrants are exercisable on a one to one basis into restricted shares of the Company's common stock, at an exercise price of $3.40 per share, and have a term of five years.

On February 1, 2007, and in conjunction with a December 24, 2006 Securities Purchase Agreement the Company issued an aggregate of 344,828 restricted shares of its common stock, at a purchase price of $2.90 per share, to Halman-Aldubi Provident Funds Ltd. and Halman-Aldubi Pension Funds Ltd.

The financial transaction contemplated by the aforementioned Securities Purchase Agreement was closed on February 8, 2007. The net proceeds of the financial transaction were $853,305.

Note 4 - Commitment and contingent liabilities

A.
In August 2002, Swiftnet Limited, the Company's wholly-owned U.K. based subsidiary, filed a summary procedure lawsuit in the Magistrate Court of Tel - Aviv, Israel against MG Telecom Ltd. and its Chief Executive Officer, Mr. Avner Shur. In this lawsuit, the Company alleges an unpaid debt due in the amount of $50,000 from MG Telecom for services rendered by the Company to MG Telecom. The debt arose from an agreement between the Company and MG Telecom, at that time a provider of calling card services, in which traffic originating from MG Telecom calling cards was delivered through the Company's system in London, England. Mr. Shur signed a personal guarantee agreement to secure MG Telecom's obligations under the agreement. On August 16, 2005, the Magistrate Court rendered a judgment in this matter, rejecting the Company's claims. On October 16, 2005, the Company filed an appeal with the District Court of Tel - Aviv. On December 28, 2006, the District Court rescinded the judgment of the Magistrate Court. The case was returned to the Magistrate Court for writing a new reasoned judgment.

B.
Swiftnet Limited , the Company's wholly-owned U.K. based subsidiary, was served with a claim on October 11, 2005 that was filed by MCI WorldCom Limited (“MCI”) in an English court for the sum of £1,640,440 ($3,219,074) plus interest accruing at a daily rate of £401 ($787) which at the date of claim had amounted to £92,317 ($181,156). MCI's claim is for telecommunication services MCI claims it provided to Swiftnet. Swiftnet has been in dispute with MCI regarding amounts due to MCI for telecommunications services provided by MCI to Swiftnet. Swiftnet alleges that the disputed charges were improperly billed by MCI to its account for a long time and therefore MCI should credit Swiftnet for a certain amount of the claim. Swiftnet has defended the claim by stating that in relation to the invoices that MCI is claiming remain unpaid, £307,094 ($602,618) is not justified according to the rates agreed at various meetings and equates to an over-billing by such amount, although Swiftnet does not have written evidence for many of the agreed rates. Swiftnet has also submitted a counterclaim stating that it is owed a further £671,111 ($1,316,937) in credits in relation to amounts paid on account and wrongly attributed by MCI to over-billed invoices. In addition, MCI continues to send traffic to Swiftnet for termination via Xfone 018's network. Swiftnet is claiming that the amounts owed by MCI to Swiftnet in this regard should be set off against any amounts being claimed by MCI in the dispute. There is a further counterclaim for additional accounting costs and loss of management time incurred by Swiftnet due to the incorrect billing. The Company's financial statements carry the full amount Swiftnet has calculated that it owes to MCI based on the data held in Swiftnet's billing systems.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007 (Unaudited)
Note 4 - Commitment and contingent liabilities (Cont.)

C.
In August 2006, Story Telecom Limited, the Company's majority-owned U.K. based subsidiary, filed a lawsuit in the Barnet County Court, London, United Kingdom, against “Famous Telecommunications”, a reseller of calling cards, and its owner, Mr. Tanvir Babar. In this lawsuit, Story Telecom alleged an unpaid debt in the amount of £52,000 ($102,041) from Famous Telecommunications and/or Mr. Baber for services rendered by it. The debt arose from an agreement between Story Telecom and famous Telecommunications and/or Mr. Baber, in which Story Telecom supplied Famous Telecommunications and/or Mr. Baber with calling cards which they in turn distributed in the market. In September 2006, the court rendered a Judgment in Default in favor of Story Telecom. According to the judgment Famous Telecommunications and/or Mr. Baber must pay the debt plus interest forthwith, approximately £54,000 ($105,965). Famous Telecommunications and/or Mr. Baber failed to comply with the court's order and as a result thereof Story Telecom applied for a Third Party Debt Order, requesting the court to order Mr. Baber's bank, Halifax plc, to make available to Story Telecom any monies currently available within Mr. Baber's account. In October 2006, the court made an Interim Order ordering Halifax plc to hold any amounts available within Mr. Baber's account (up to the amount of the judgment being £54,000) in favor of Story Telecom until full hearing takes place. Full hearing took place on January 18, 2007, during which the court ordered Halifax plc to pay Story Telecom any monies held in Mr. Baber's account. Halifax plc transferred approximately £1,200 ($2,355) to Story Telecom's account as these were all the monies available. Story Telecom will request that the court order Mr. Baber to attend court for questioning regarding his financial situation, whereby he will also be required to detail all his assets. Following such questioning Story Telecom will look to pursue the most likely to succeed course of action in collecting the monies due.

Note 5 - Marketing and selling

Marketing and selling expenses consists of commissions to agents and resellers. Other marketing and selling expenses are related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses.

Commission expenses to Auracall Limited were $1,347,576 and $82,538 for the three months period ended March 31, 2007 and 2006, respectively.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007 (Unaudited)
Note 6 - Segment Information

Geographical segments	Three months ended
	March 31,
	2007	2006
Revenues:
United Kingdom	$6,095,938	$3,159,113
United States	3,419,093	3,549,712
Israel	2,008,685	1,132,420

Total revenues	11,523,716	7,841,245

Cost of revenues:
United Kingdom	2,879,870	2,565,796
United States	1,593,826	1,694,165
Israel	719,526	736,882

Total cost of revenues	5,193,222	4,996,843

Direct gross profit:
United Kingdom	3,216,068	593,317
United States	1,825,267	1,855,547
Israel	1,289,159	395,538

	6,330,494	2,844,402

Operating expenses:
United Kingdom	2,822,519	472,025
United States	1,561,910	1,538,035
Israel	658,986	430,736

	5,043,415	2,440,796

Operating Profit (Loss)
United Kingdom	393,549	121,291
United States	263,357	317,513
Israel	630,173	(35,198)

	1,287,079	403,606

Operating expenses related to the Headquarters in the US	625,630	255,021

Operating Profit	$661,449	$148,585

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

On October 4, 2000, we acquired Swiftnet Limited which had a business plan to provide a comprehensive range of telecommunication services and products, integrated through one website. Swiftnet was incorporated in 1990 under the laws of the United Kingdom and is headquartered in London, England. Until 1999, the main revenues for Swiftnet were derived from messaging and fax broadcast services. During 2000, Swiftnet shifted its business focus to telephony voice services and now offers a comprehensive range of international calling services to resellers and end customers. Utilizing automation and proprietary software packages, Swiftnet's strategy is to grow without the need for heavy investments and with lower expenses for operations and registration of new customers.

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd., which changed its name to Xfone 018 Ltd. in March 2005. On July 4, 2004, the Ministry of Communications of the State of Israel granted Xfone 018 a license to provide international telecom services in Israel. We started providing services in Israel through Xfone 018 as of mid-December 2004. Headquartered in Petach Tikva, Israel, Xfone 018 Ltd. is a telecommunications service provider that owns and operates its own facilities-based telecommunications switching system. Xfone 018 provides residential and business customers with high quality international carrier services.

On May 28, 2004, we entered into an agreement and Plan of Merger to acquire WS Telecom, Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., through the merger of WS Telecom with and into our wholly owned U.S. subsidiary Xfone USA, Inc. The acquisition was completed on March 10, 2005. Headquartered in Jackson, Mississippi, Xfone USA is an integrated telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system and network. Xfone USA provides residential and business customers with high quality local, long distance and high-speed broadband Internet services, as well as cable television services in certain planned residential communities in Mississippi. Xfone USA is licensed to provide telecommunications services in Alabama, Florida, Georgia, Louisiana and Mississippi. Xfone USA utilizes integrated multi-media offerings - combining digital voice, data and video services over broadband technologies - all on one single itemized bill.

Throughout 2005 and early 2006, we executed on the Company’s Mergers and Acquisitions expansion plans. On August 18, 2005, we entered into an Agreement and Plan of Merger to acquire I-55 Internet Services, Inc., a Louisiana corporation that provided Internet access and related services, including network services, website design, hosting and other Internet access services, throughout the Southeastern United States. The acquisition was completed on March 31, 2006. Xfone USA now provides bundled services of voice and data (broadband Internet) to customers throughout its service areas. On August 26, 2005, we also entered into an Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC, a Louisiana corporation that provided voice, data and related communications services throughout Louisiana and Mississippi to both individuals and businesses. Prior to the merger with and into Xfone USA, I-55 Telecommunications was a licensed facility based CLEC operating in Louisiana and Mississippi with a next generation class 5 carrier switching platform. The acquisition was completed on March 31, 2006. As a result of the merger, Xfone USA has now expanded its On-Net (facilities) service area, into New Orleans, Louisiana and surrounding areas, including Hammond, Louisiana and Baton Rouge, Louisiana. Xfone USA is expanding its sales offices to include New Orleans, in an effort to continue revenue growth and increase market share in the revitalized city, as well as into Biloxi, Mississippi, Hammond, Louisiana and Baton Rouge, Louisiana. This merger also provides for a unique opportunity for Xfone USA to gain continued market share, by utilizing its existing network and to expand its facilities into these markets becoming a primary alternative to the monopoly Incumbent Local Exchange Company.

In January 2006, Xfone USA entered into two Agreements to purchase the assets of two Internet Service Providers in Mississippi.  On January 1, 2006, we entered into an Asset Purchase Agreement with EBI Comm, Inc. (“EBI”), a privately held Internet Service Provider offering Internet services to both commercial and residential customers in north Mississippi. Based in Columbus, Mississippi, EBI's services included Dial-up, DSL, T1 Dedicated Access and Web Hosting. The customer base, numbering approximately 1,500 Internet users, is largely concentrated in the Golden Triangle area, which includes Columbus, West Point and Starkville, Mississippi. On January 10, 2006 (effective as of January 1, 2006), we entered into an Asset Purchase Agreement with Canufly.net, Inc. (“Canufly.net”), an Internet Service Provider based in Vicksburg, Mississippi, and its principal shareholder, Mr. Michael Nassour. Canufly.net provided residential and business customers with high-speed Internet services and utilized the facilities-based network of Xfone USA, as an alternative to BellSouth, to provide Internet connectivity to its customers. Canufly.net also provided Internet services through a small wireless application in certain areas in Vicksburg, Mississippi. The transaction was closed on January 24, 2006.

On May 10, 2006, we, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited, a company controlled by Mr. Davison, entered into a Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, we increased our ownership interest in Story Telecom from 39.2% to 69.6%. The stock purchase pursuant to the Stock Purchase Agreement was completed on May 16, 2006. Story Telecom, Inc., a telecommunication service provider, operated in the United Kingdom through its two wholly owned subsidiaries, Story Telecom Limited and Story Telecom (Ireland) Limited (which was dissolved on February 23, 2007). Story Telecom operates as a division of our operations in the United Kingdom and offers international calling services to U.K. customers.

On May 25, 2006, we and the shareholders of Equitalk.co.uk Limited, a privately held telephone company based in the United Kingdom ("Equitalk") entered into an Agreement relating to the sale and purchase of Equitalk. The acquisition was completed on July 3, 2006, and on that date Equitalk became our wholly owned subsidiary. Founded in December 1999, Equitalk, a VC-financed company, was the first fully automated e-telco in the United Kingdom. Equitalk provides both residential and business customers with low-cost IDA and CPS voice services, broadband and teleconferencing.

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

Financial Information - Percentage of Revenues
	Three months ended March 31,
	2007	2006
Revenues	100%	100%
Cost of Revenues	45.1%	63.7%
Gross Profit	54.9%	36.3%
Operating Expenses:
Research and Development	0.1%	0.1%
Marketing and Selling	23.7%	8.7%
General and Administrative	25.4%	25.6%
Total Operating Expenses	49.2%	34.4%
Income before Taxes	4.7%	1.0%
Net Income	3.9%	1.4%

RESULTS OF OPERATIONS

COMPARISON OF THE PERIODS ENDED MARCH 31, 2007 AND MARCH 31, 2006

Revenues.  Revenues for the quarter ended March 31, 2007 increased 47% to $11,523,716 from $7,841,245 for the same period in 2006. This increase is mainly due to the revenues contributed by our newly acquired companies, which were not shown in our consolidated financial statements for the first quarter of 2006.

Revenues in the United Kingdom for the quarter ended March 31, 2007 increased 93% to $6,095,938 from $3,159,113 for the same period in 2006. Approximately $2,254,000 of the increase was contributed by Equitalk and Story Telecom, which were not consolidated in our financial statements for the first quarter of 2006. The remainder of the increase in the revenues is attributed to the introduction of new products during the end of 2006, increased marketing activity and on-going product improvements.

Revenues in the United States for the quarter ended March 31, 2007 decreased 4% to $3,419,093 from $3,549,712 for the same period in 2006. The decrease is primarily due to the attrition of dialup internet customers.

Revenues in Israel for the quarter ended March 31, 2007 increased 77% to $2,008,685 from $1,132,420 for the same period in 2006. This increase is mainly attributed to increase of our market share and strategic change in our pricing policy to segregate between registered and unregistered users while remaining competitive in the market.

Our primary geographic markets are the United Kingdom, the United States and Israel.  However, we serve customers across Europe, Asia, North America, South America, Australia and Africa.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues for the quarter ended March 31, 2007 increased 4% to $5,193,222 from $4,996,843 for the same period in 2006. The increase in the cost of revenues is primarily attributed to the operations in the U.K. Cost of revenues as a percentage of revenues in the quarter ended March 31, 2007, decreased to 43% from 64% in the same period in 2006.

As a result of ongoing product improvements and an increase in the sales of higher margin services, we achieved a decrease in cost of revenues as percentage of revenues in all our geographic markets, and primarily in the U.K. and Israel where cost of revenues as percentage of revenues decrease to 44% and 36%, respectively, in the quarter ended March 31, 2007, compared to 81% and 65%, respectively, in the same period in 2006.

Research and Development. Research and development expenses for the quarter ended March 31, 2007 and for the same period in 2006 were 0.1% of total revenues. We estimate that the research and development expenses will remain in the same level during 2007.

Marketing and Selling Expenses. Marketing and selling expenses consists primarily of commissions to agents and resellers. Other marketing and selling expenses are related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the quarter ended March 31, 2007 increased 302% (or $2,052,225) to $2,731,976 from $679,751 for the same period in 2006. The increase in the marketing and selling expenses is primarily attributed to our operations in the U.K. Approximately $2,000,000 of the increase is attributed to agents' commission payable by Swiftnet, $1,347,576 of which was payable to Auracall Limited, an affiliated entity. During August 2006, customers of Auracall that used a service resold by Auracall from a third party, moved from that service to a service of Swiftnet, resold by Auracall. As a result, Swiftnet was liable to pay commission to Auracall for the traffic generated by Auracall's customers. Approximately $420,000 of the increase is attributed to the selling and marketing activities of Equitalk and Story Telecom, which were not shown in our consolidated financial statements for the first quarter of 2006. Marketing and selling expenses as a percentage of revenues increased to 23.7% for the quarter ended March 31, 2007 from 8.7% for the same period in 2006.

General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2007 increased 46% to $2,921,291 from $2,006,267 for the same period in 2006. This increase is mainly due to the revenues contributed by our newly acquired companies, which were not shown in our consolidated financial statements for the first quarter of 2006. General and administrative expenses as a percentage of revenues slightly decreased to 25.4% for the quarter ended March 31, 2007 from 25.6% for the same period in 2006. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel and consulting fees.

Financing Expenses. Financing expenses, net, for the quarter ended March 31, 2007 increased 2.3% to $139,869 from $136,696 for the same period in 2006. Financing expenses consist primarily of interest expenses on our interest bearing obligations.

Net Income. Net income for the three months ended March 31, 2007 was $444,395 compared to $111,295 for the same period in 2006.

Earning Per Share. Basic net profit per share of common stock for the three months ended March 31, 2007 was $0.039, compared to $0.014 for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of March 31, 2007, amounted to $1,720,764 compared to $1,218,392 as of December 31, 2006, an increase of $502,372. Net cash used in operating activities in the three months ended March 31, 2007, was $387,249. Cash used for investing activities in the three months ended March 31, 2007, was $156,026. Net cash used in financing activities for the three months ended March 31, 2007, was $386,604, mainly attributable to net capital of $853,649, the repayment of financial obligation of $318,823 and the proceeds of additional short-term bank credit of $166,222.

Our capital investments are primarily for the purchase of equipment and software for services that we provide or intend to provide.

Capital lease obligations: We are the lessee of switching and other telecom equipment under capital leases expiring in various dates from 2007 through 2009;

The minimum future lease payments are:
Date	U.S. Dollar
2007	$98,559
2008	$118,197
2009	$31,987

We shall continue to finance our operations and fund the current commitments for capital expenditures mainly from the cash provided from operating activities and from private and/or public placements.

On April 18, 2002 Bank Leumi (UK) plc issued company credit cards to two directors of Swiftnet Limited, and by way of securing the balances on these cards, took a First Party Charge over Swiftnet to the sum of £50,000 ($98,100).

As of April 10, 2003, Equitalk.co.uk Limited, our U.K. based subsidiary since July 2006, has received loan facilities from Barclays Bank plc in the form of a Government Small Firms Loan Guarantee Scheme Loan Agreement whereby Barclays would lend Equitalk £150,000 ($294,300). The loan plus interest is repaid monthly and payments are up to date. As part of the agreement a Debenture charge was raised on all the assets of Equitalk. The balance as of March 31, 2007 due is £50,000 ($98,100).

Our U.S. subsidiary, Xfone USA, Inc., has certain loan facilities with certain liens on our fixed assets in the form of installment loan agreements. The total aggregate amount of these loans as of March 31, 2007 is $119,682.

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

Our Israel based subsidiary, Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel in order to finance its start-up activities. As of March 31, 2007, the credit facilities include a revolving credit line of 500,000 NIS ($120,337), a short-term credit line of 2,250,000 NIS ($541,516), and long-term credit line of 1,290,000 NIS ($310,469). In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS ($758,122) to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; (b) a fixed charge on its telecommunication equipment (including switches); (c) subordination of a Term Note of $800,000. This Term Note was executed in July 2004 by Xfone 018 in favor of the Company; (d) assignment of rights by way of pledge on the Partner Communications Company Ltd. contract, the Cellcom Israel Ltd. contract, the Pelephone Communications Ltd. contract, and the credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson, which includes a pledge on 1,000,000 shares of common stock of the Company owned by Mr. Keinan, and an undertaking to provide Bank Hapoalim with an additional financial guarantee of up to $500,000 under certain circumstances. We agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral; (f) We and Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank; (g) subordination of the Minority Partner Loan (as defined below) in the amount of $433,213 (1,800,000 NIS). As of March 31, 2007, we have a balance due of $1,305,446 under the credit facility.

According to an agreement between us, Xfone 018 Ltd. and our 26% minority interest partner in Xfone 018 (the "Minority Partner"), the Minority Partner provided in 2004 a bank guarantee of 10,000,000 New Israeli Shekels ("NIS") ($2,406,738) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by the Company in connection with Xfone 018's license to provide international telecom services in Israel. As part of the agreement, the Company agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge.

According to the above-mentioned agreement with the Minority Partner, the Minority Partner provided in the fourth quarter of year 2004, a shareholder loan of approximately $400,000 to Xfone 018 (the "Minority Partner Loan"). The Minority Partner Loan is payable after four years with annual interest of 4% and linkage to the Israeli consumer price index.

As of March 31, 2007, Xfone, Inc. provided to Xfone 018 a shareholder loan in an aggregate amount of $1,221,815.

As of March 31, 2007, our Israeli subsidiary activities were financed by the shareholders loans and by using 5,424,128 NIS ($1,305,446) of the credit facility from Bank Hapoalim.

On September 27, 2005, a Securities Purchase Agreement was entered for a $2,000,000 financial transaction by and among the Company, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment, which took the form of a convertible term note secured by the Company's United States assets, has a 3 year term and bears interest at a rate equal to prime plus 1.5% per annum. The Term Note is convertible, under certain conditions, into shares of the Company's common stock at an initial conversion price equal to $3.48 per share. In conjunction with the financial transaction, we issued to Laurus Master Fund 157,500 warrants which are exercisable at $3.80 per share for a period of five years. The closing of the financing was on September 28, 2005. Net proceeds from the financing were mainly used for procurement of capital equipment and general working capital purposes for the Company and Xfone USA, eXpeTel Communications and Gulf Coast Utilities, Inc. The conversion of the Term Note will result in dilution in the percentage of common stock owned by the Company's existing shareholders, although the conversion price was in excess of the net tangible book value per share and accordingly was not economically dilutive. The potential or actual resale of the shares underlying the note could have an adverse effect on the price of our common stock. The balance as of March 31, 2007 due to Laurus Master Fund is $1,200,765.

On September 27, 2006, a Shareholders Loan Agreement was entered by and between Auracall Limited, an affiliated company, Swiftnet Limited, a wholly owned U.K. subsidiary and the Managing Director of Auracall who holds 67.5% of Auracall. As part of this agreement, Swiftnet agreed to provide a loan of £24,000 ($47,016) to Auracall, free of interest, to be repaid within one year. The loan was funded on October 13, 2006. The balance as of March 31, 2007 due is £12,000 ($23,544).

On August 24, 2006, the Company announced by Press Release that it has filed with the Israel Securities Authority ("ISA") and the Tel Aviv Stock Exchange ("TASE") a preliminary draft prospectus for a proposed public offering of convertible debentures to be listed and traded on the TASE (the "Proposed Public Offering"). The total amount proposed to be raised in the Proposed Public Offering was approximately $12 million. The Proposed Public Offering was subject to the approval of the ISA and the TASE, as well as the execution of an underwriting agreement and final pricing. On November 9, 2006 the Company was informed that the TASE decided to seek a No-Action Letter from the U.S. Securities and Exchange Commission (the “No-Action Letter”) and that until the No-Action Letter is granted to the TASE the Proposed Public Offering is delayed. On May 7, 2007, the Company was informed by the TASE that the No-Action Letter has not yet been granted. The Company is currently exploring, together with the TASE, the ISA and its legal and financial advisors alternative processes to raise capital in Israel.

On December 24, 2006, the Company entered into an Agreement to sell to Halman-Aldubi Provident Funds Ltd. and Halman-Aldubi Pension Funds Ltd. an aggregate of 344,828 restricted shares of its common stock, at a purchase price of $2.90 per share, together with an aggregate of 172,414 warrants to purchase shares of its common stock, at an exercise price of $3.40 per share and with a term of five years. The financial transaction was closed on February 8, 2007. The net proceeds of the financial transaction were $853,305. The net proceeds of the financial transaction are being used for general working capital and/or investment in equipment and/or acquisition and/or business development. The financial transaction resulted in dilution in the percentage of common stock owned by the Company's existing shareholders, although the price paid was in excess of the net tangible book value per share and accordingly was not economically dilutive.

We will consider raising additional capital through private and/or public placements to fund possible acquisitions and business development activities and for working capital.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

Effective January 1, 2007, the Company changed its functional and reporting currency from the Great Britain Pounds ("GBP") to the U.S. dollar for the reason that the majority of the Company's transactions and balances are denominated in U.S. dollars. Consistent with SFAS No. 52 “Foreign Currency Translation” the change in functional currency will be accounted for prospectively; therefore, there is no effect on the historical consolidated financial statements of the Company. The translated amounts for non-monetary assets at December 31, 2006 became the accounting basis for those assets as of January 1, 2007. 55% and 17% of our revenues in the first quarter of 2007 were derived from our U.K. and Israeli operations, respectively. In the first quarter of 2007, approximately 29% of the direct traffic costs in Israel were in GBP and the rest were in New Israeli Shekels (“NIS”). We believe that the U. S. and Israeli portions of our revenues will increase in 2007.

Our costs of revenues are mainly in U.S. dollars and GBP.

Most of our assets, liabilities, revenues and expenditures are in U.S. dollars and GBP. The remainder of the assets, liabilities, revenues and expenditures are in NIS. We anticipate that in 2007 the portion of U.S. dollars will continue to grow although the portion of GBP will stay significant.

A devaluation of the GBP or the NIS in relation to the U.S. dollar will have the effect of decreasing the U.S. dollar value of all assets and liabilities that are in GBP or NIS. Conversely, any increase in the value of the GBP or the NIS in relation to the U.S. dollar will have the effect of increasing the U.S. dollar value of all GBP or NIS assets and the U.S. dollar amounts of any GBP or NIS liabilities and expenses.

Inflation in any of the countries where we operate would affect our operational results if we shall not be able to match our revenues with growing expenses caused by inflation.

If the rate of inflation causes a rise in salaries or other expenses and the market conditions don't allow us to raise prices proportionally, it will have a negative effect on the value of our assets and on our potential profitability.

ITEM 3A(T).  CONTROLS AND PROCEDURES

(a) Management’s Quarterly Report on Internal Control over Financial Reporting.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer / Chief Financial Officer and our Vice President Finance, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, our Chief Executive Officer / Chief Financial Officer and our Vice President Finance concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management, including our Chief Executive Officer / Chief Financial Officer and our Vice President Finance, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer / Chief Financial Officer and our Vice President Finance have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that have materially affected our internal controls over financial reporting.

(b) Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

I. MG Telecom Ltd.

In August 2002, Swiftnet Limited, the Company's wholly-owned U.K. based subsidiary, filed a summary procedure lawsuit in the Magistrate Court of Tel - Aviv, Israel against MG Telecom Ltd. and its Chief Executive Officer, Mr. Avner Shur. In this lawsuit, we allege an unpaid debt due to us in the amount of $50,000 from MG Telecom for services rendered by us to MG Telecom. The debt arose from an agreement between us and MG Telecom, at that time a provider of calling card services, in which traffic originating from MG Telecom calling cards was delivered through our system in London, England. Mr. Shur signed a personal guarantee agreement to secure MG Telecom's obligations under the agreement. On August 16, 2005, the Magistrate Court rendered a judgment in this matter, rejecting our claims. On October 16, 2005, we filed an appeal with the District Court of Tel - Aviv. On December 28, 2006, the District Court rescinded the judgment of the Magistrate Court. The case was returned to the Magistrate Court for writing a new reasoned judgment.

II. MCI WorldCom Limited (currently operating as “Verizon Business”)

Swiftnet Limited , the Company's wholly-owned U.K. based subsidiary, was served with a claim on October 11, 2005 that was filed by MCI WorldCom Limited (“MCI”) in an English court for the sum of £1,640,440 ($3,219,074) plus interest accruing at a daily rate of £401 ($787) which at the date of claim had amounted to £92,317 ($181,156). MCI's claim is for telecommunication services MCI claims it provided to Swiftnet. Swiftnet has been in dispute with MCI regarding amounts due to MCI for telecommunications services provided by MCI to Swiftnet. Swiftnet alleges that the disputed charges were improperly billed by MCI to its account for a long time and therefore MCI should credit Swiftnet for a certain amount of the claim. Swiftnet has defended the claim by stating that in relation to the invoices that MCI is claiming remain unpaid, £307,094 ($602,618) is not justified according to the rates agreed at various meetings and equates to an over-billing by such amount, although Swiftnet does not have written evidence for many of the agreed rates. Swiftnet has also submitted a counterclaim stating that it is owed a further £671,111 ($1,316,937) in credits in relation to amounts paid on account and wrongly attributed by MCI to over-billed invoices. In addition, MCI continues to send traffic to Swiftnet for termination via Xfone 018's network. Swiftnet is claiming that the amounts owed by MCI to Swiftnet in this regard should be set off against any amounts being claimed by MCI in the dispute. There is a further counterclaim for additional accounting costs and loss of management time incurred by Swiftnet due to the incorrect billing. Our financial statements carry the full amount Swiftnet has calculated that it owes to MCI based on the data held in Swiftnet's billing systems.

III. Famous Telecommunications

In August 2006, Story Telecom Limited, the Company's majority-owned U.K. based subsidiary, filed a lawsuit in the Barnet County Court, London, United Kingdom, against “Famous Telecommunications”, a reseller of calling cards, and its owner, Mr. Tanvir Babar. In this lawsuit, Story Telecom alleged an unpaid debt in the amount of £52,000 ($102,041) from Famous Telecommunications and/or Mr. Baber for services rendered by it. The debt arose from an agreement between Story Telecom and famous Telecommunications and/or Mr. Baber, in which Story Telecom supplied Famous Telecommunications and/or Mr. Baber with calling cards which they in turn distributed in the market. In September 2006, the court rendered a Judgment in Default in favor of Story Telecom. According to the judgment Famous Telecommunications and/or Mr. Baber must pay the debt plus interest forthwith, approximately £54,000 ($105,965). Famous Telecommunications and/or Mr. Baber failed to comply with the court's order and as a result thereof Story Telecom applied for a Third Party Debt Order, requesting the court to order Mr. Baber's bank, Halifax plc, to make available to Story Telecom any monies currently available within Mr. Baber's account. In October 2006, the court made an Interim Order ordering Halifax plc to hold any amounts available within Mr. Baber's account (up to the amount of the judgment being £54,000) in favor of Story Telecom until full hearing takes place. Full hearing took place on January 18, 2007, during which the court ordered Halifax plc to pay Story Telecom any monies held in Mr. Baber's account. Halifax plc transferred approximately £1,200 ($2,355) to Story Telecom's account as these were all the monies available. Story Telecom will request that the court order Mr. Baber to attend court for questioning regarding his financial situation, whereby he will also be required to detail all his assets. Following such questioning Story Telecom will look to pursue the most likely to succeed course of action in collecting the monies due.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On January 16, 2007, and in conjunction with a December 24, 2006 Securities Purchase Agreement we issued an aggregate of 172,414 warrants to Halman-Aldubi Provident Funds Ltd. and Halman-Aldubi Pension Funds Ltd. The warrants are exercisable on a one to one basis into restricted shares of our common stock, at an exercise price of $3.40, and have a term of five years. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Act"). We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the certificates representing the warrants were marked with a restrictive legend; and (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment.

On February 1, 2007, and in conjunction with a December 24, 2006 Securities Purchase Agreement we issued an aggregate of 344,828 restricted shares of our common stock, at a purchase price of $2.90 per share, to Halman-Aldubi Provident Funds Ltd. and Halman-Aldubi Pension Funds Ltd. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the shares issued were restricted as to transfer and the certificates representing the shares were marked with a restrictive legend; and (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment.

On March 1, 2007, 187,500 of Alon Mualem's options (under the Company’s 2004 Stock Option Plan) were terminated due to his resignation.

On March 20, 2007, following the closing in 2006 and due to the satisfaction of certain earnout provisions in the Asset Purchase Agreement by and among Xfone USA, Inc. and Canufly.net, Inc., we issued to the following shareholders of Canufly.net an aggregate of 20,026 additional restricted shares of our common stock and 14,364 warrants exercisable at $2.98 per share for a period of five years: J. Michael Nassour - 2,529 shares and 1,825 warrants; Ann S. Nassour - 1,148 shares and 823 warrants; John A. Nassour - 1,148 shares and 823 warrants; Mike A. Gatti - 917 shares 658 warrants; Clara Booth Pinkston - 2,817 shares and 2,014 warrants; Robert Portwood - 1,148 shares and 823 warrants; Beverly Roggenkamp - 383 shares and 274 warrants; Ashley Zweifel - 383 shares and 274 warrants; Larry Roggenkamp - 383 shares and 274 warrants; Becky & Grey Cobb - 764 shares and 548 warrants; Sharon E. & Norman R. Francingues, Jr. - 764 shares and 548 warrants; Salena & Mickey Greenlee - 764 shares and 548 warrants; Dawn & Clifton Burroughs, Jr. - 764 shares and 548 warrants; Mynette & Harry Gibson - 764 shares and 548 warrants; Jimmy Boyd - 383 shares and 274 warrants; Tracey Boyd - 383 shares and 274 warrants; Wayne M. Pitre - 764 shares and 548 warrants; Nancy H. & Robert C. Clingan, JTWROS - 764 shares and 548 warrants; Dana Allen - 764 shares and 548 warrants; Betty Joe & Hugh A. Allen, Sr. JTWROS - 764 shares and 548 warrants; Anthony Bruce McCall - 764 shares and 548 warrants; Travis Wayne Vance - 764 shares and 548 warrants. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; and (ii) the shares issued were restricted as to transfer and the certificates representing the securities were marked with a restrictive legend.

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

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

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

10.69	Management Agreement with I-55 Telecommunications, LLC dated October 12, 2005. (19)
10.70	Agreement - General Terms and Conditions with EBI Comm, Inc., dated January 1, 2006. (21)
10.71	Asset Purchase Agreement with Canufly.net, Inc., dated January 10, 2006. (21)
10.72	Stock Purchase Agreement dated May 10, 2006, by and among the Company, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited. (23)
10.73	Agreement dated May 25, 2006, by and among the Company and the shareholders of Equitalk.co.uk Limited. (24)
10.74	Securities Purchase Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.75	Registration Rights Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.76	Common Stock Purchase Warrant, dated June 19, 2006, by the Company in favor of the Purchasers. (25)
10.77	Escrow Agreement, dated June 19, 2006, by and between the Company, the Escrow Agent, and the Purchasers. (25)
10.78	Form of Indemnification Agreement between the Company and its Directors and Officers. (27)
10.79	Agreement to Purchase Promissory Note dated October 31, 2005, with Randall Wade James Tricou. (27)
10.80	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Tricou Construction. (27)
10.81	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Estates. (27)
10.82	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Utility. (27)
10.83	Agreement to Purchase Promissory Note dated February 3, 2006, with Danny Acosta. (27)
10.84	Letter Agreement dated November 15, 2005, with Oberon Securities, LLC. (27)
10.85	Letter Agreement dated June 15, 2006, with Oberon Securities, LLC. (27)
10.86	Second Amendment to Agreement and Plan of Merger (to acquire WS Telecom, Inc.), dated June 28, 2006. (27)
10.87	General Contract for Services dated January 1, 2005, by and between the Company and Swiftnet Limited. (27)
10.88	Service Agreement dated December 6, 2005, by and between the Company and Elite Financial Communications Group, LLC. (27)
10.89	Agreement for Market Making in Securities dated July 31, 2006, by and between the Company and Excellence Nessuah Stock Exchange Services Ltd. (27)
10.90	Shareholders Loan Agreement, dated September 27, 2006, by and between Auracall Limited, Swiftnet Limited, and Dan Kirschner. (28)
10.91	Service Agreement, dated November 7, 2006, by and between the Company and Institutional Marketing Services, Inc. (28)
10.92	Consultancy Agreement, dated November 20, 2006, by and between the Company and Crestview Capital Partners, LLP. (29)
10.93	Agreement dated December 24, 2006, by and between the Company, Halman-Aldubi Provident Funds Ltd., and Halman-Aldubi Pension Funds Ltd. [translation from Hebrew] (31)
10.94	First Amendment to Financial Services and Business Development Consulting Agreement dated February 8, 2007, by and between the Company and Dionysos Investments (1999) Ltd. (33)
10.95	Agreement dated February 8, 2007, by and between the Company, Swiftnet Limited, Campbeltown Business, Ltd., and Mr. Abraham Keinan. (33)
10.96	First amendment to General Contract for Services, dated March 14, 2007, by and between the Company and Swiftnet Limited. (34)
10.97	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Abraham Keinan. (34)
10.98	Consulting Agreement, dated March 28, 2007, between the Company and Abraham Keinan. (34)
10.99	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Guy Nissenson. (34)
10.100	Consulting Agreement, dated March 28, 2007, between the Company and Guy Nissenson. (34)
16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C to the Securities and Exchange Commission (20)

21.1	List of Subsidiaries (Amended) (26)
23	Consent of Stark, Winter, Scheinkein & Co., LLP (30) (34)
23.1	Consent of Chaifetz & Schreiber, P.C. (22.1) (30)
23.2	Consent of Gersten Savage LLP - incorporated in the legal opinion filed as Exhibit 5. (30)
23.3	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006. (21.1)
23.4	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006. (21.1)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.'s SB-2 registration statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.'s SB-2/Amendment 1 registration statement.
(4)	Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.'s Form 8-K.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.'s SB-2/Post Effective Amendment 2 registration statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone's, Inc.SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.'s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.'s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone's, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone's, Inc.SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.‘s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.‘s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.‘s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.‘s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.‘s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.‘s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.‘s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.‘s Form 8-K/A #3.
(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.‘s Form 8-K/A #1.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.‘s Form 8-K.
(21.1)	Denotes previously filed exhibits: filed on February 7, 2006 with Xfone, Inc.‘s Form SB-2 Amendment 3.
(22)	Denotes previously filed exhibit: filed on March 15, 2006 with Xfone, Inc.‘s Form 8-K.
(22.1)	Denotes previously filed exhibit: filed on March 31, 2006 with Xfone, Inc.‘s Form 10-KSB.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.‘s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.‘s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.‘s Form 8-K.
(26)	Denotes previously filed exhibits: filed on July 5, 2006 with Xfone, Inc.‘s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.‘s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.‘s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.‘s Form 8-K.
(30)	Denotes previously filed exhibits: filed on November 30, 2006 with Xfone, Inc.‘s Form SB-2.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.‘s Form 8-K.
(32)	Denotes previously filed exhibit: filed on February 5, 2007 with Xfone, Inc.‘s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.‘s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFONE, INC.

Date: May 14, 2007	By:	/s/ Guy Nissenson
Guy Nissenson President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director