Form 10KSB/A
period 2006-12-31
XFONE INC
filed 2007-07-30
CIK 1126216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

COMMISSION FILE NUMBER 001-32521

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

EXPLANATORY NOTE

This amendment on Form 10-KSB/A (Amendment No. 1) amends the Annual Report on Form 10-KSB of Xfone, Inc. (the “Company”) for the fiscal year ended December 31, 2006, which was filed with the U.S. Securities and Exchange Commission on March 30, 2007, and is being filed solely to revise Item 10 of Part III of Form 10-KSB to reflect changes made to the executive compensation disclosure requirements.

As a result of this amendment, the Company is also filing as exhibits to this Form 10-KSB/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Form 10-KSB/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This amendment is not intended to update other information presented in this Annual Report as originally filed, except where specifically noted.

PART III

ITEM 10.                      EXECUTIVE COMPENSATION

Summary Compensation Table for 2006

The following table summarizes all compensation received for services rendered to the Company during the fiscal year ended December 31, 2006 by our Chief Executive Officer and two other executive officers other than our Chief Executive Officer who were serving as our executive officers at December 31, 2006 (collectively, our “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compensation ($)		Non- qualified Deferred Compensation Earnings ($)	All Other Compensation(10) ($)		Total ($)
Abraham Keinan, Chairman of the Board	2006	94,032	(1)	---	-	-		100,710	(2)	-	35,920	(3)	230,662
Guy Nissenson, President, CEO, Treasurer, CFO and Director	2006	94,032	(4)	-	-	-		163,381	(5)	-	26,341	(6)	283,754
Alon Mualem, Former Treasurer, CFO and Principal Accounting Officer(7)	2006	137,274	(8)	-	-	47,335	(9)	-		-	-		184,609

(1)
Salary paid to Mr. Keinan by our U.K. based wholly-owned subsidiary, Swiftnet Limited, in connection with his employment as Chairman of the Board. Mr. Keinan has been the Chairman of the Board of Directors of Swiftnet since its inception in 1990. The amount shown in the table above was paid in British Pound Sterling (£48,000) and has been translated into U.S. dollars using the rate of exchange of the U.S. dollar at December 31, 2006. The representative rate of exchange of the £ at December 31, 2006 was £1 = $1.959.

(2)
On April 2, 2002, our Board of Directors approved a bonus and success fee whereby if the Company receives monthly revenues in excess of $485,000 then Mr. Keinan and our former consultant, Campbeltown Business Ltd. shall receive 1% of such monthly revenues, up to a maximum of one million dollars (the “Bonus and Success Fee”). On April 10, 2003, Mr. Keinan and Campbeltown Business waived their right to receive 1% of the revenues generated by Story Telecom. On February 8, 2007, an Agreement was entered by and between the Company, Swiftnet, Campbeltown Business, and Mr. Keinan (the “February 8, 2007 Agreement”). The February 8, 2007 Agreement provides that effective as of January 1, 2007, the Bonus and Success Fee is cancelled, and that Mr. Keinan and Campbeltown Business shall have no further right to any percentage of our revenues. Mr. Keinan agreed to receive a total amount of only $100,710 (£51,409) as Bonus and Success Fee for 2006, which is reflected in the table above, and waived the remainder.

(3)	The amount shown in the table above reflects airfare expenses incurred by the Company for the travels of Mr. Keinan’s wife and payments for a leased car for Mr. Keinan’s use.

(4)
Salary paid to Mr. Nissenson by our U.K. based wholly-owned subsidiary, Swiftnet, in connection with his employment as Director of Business Development. Mr. Nissenson joined Swiftnet in October 1999 and became a member of its Board of Directors in May 2000. Mr. Nissenson had been the Managing Director of Swiftnet from October 2003 until July 2006. The amount shown in the table above was paid in British Pound Sterling (£48,000) and has been translated into U.S. dollars using the rate of exchange of the U.S. dollar at December 31, 2006. The representative rate of exchange of the £ at December 31, 2006 was £1 = $1.959.

(5)
On May 11, 2000, Swiftnet and Mr. Keinan entered into a consulting agreement with Campbeltown Business that provided that Swiftnet will hire Campbeltown Business as its financial and business development consultant and will pay Campbeltown Business £2,000 per month together with an additional monthly performance bonus based upon Swiftnet attaining certain revenue levels (the “Consulting Agreement”). On April 2, 2002, our Board of Directors approved a bonus and success fee whereby if the Company receives monthly revenues in excess of $485,000 then Mr. Keinan and Campbeltown Business shall receive 1% of such monthly revenues, up to a maximum of one million dollars (the “Bonus and Success Fee”). On April 10, 2003, Mr. Keinan and Campbeltown Business waived their right to receive 1% of the revenues generated by Story Telecom. On February 8, 2007, an Agreement was entered by and between the Company, Swiftnet, Campbeltown Business, and Mr. Keinan (the “February 8, 2007 Agreement”). The February 8, 2007 Agreement provides that effective as of January 1, 2007, the Bonus and Success Fee is cancelled, and that Mr. Keinan and Campbeltown Business shall have no further right to any percentage of our revenues. The February 8, 2007 Agreement further provides that effective as of January 1, 2007, the Consulting Agreement is terminated. Campbeltown Business agreed to receive a total amount of only $163,381 (£83,400) as compensation under the Consulting Agreement and the Bonus and Success Fee for 2006, and waived the remainder. Campbeltown Business Ltd., a private company incorporated in the British Virgin Islands, is owned and controlled by Guy Nissenson and other members of the Nissenson family. Guy Nissenson owns 20% of Campbeltown Business. The compensation is shown in the table above as paid to Guy Nissenson due to his 20% ownership of Campbeltown Business.

(6)	The amount shown in the table above reflects airfare expenses incurred by the Company for the travels of Mr. Nissenson’s wife.

(7)	Mr. Alon Mualem resigned as our Treasurer, Chief Financial Officer and Principal Accounting Officer effective as of March 1, 2007.

(8)
The amount shown in the table above was paid in NIS and has been translated into U.S. dollars using the rate of exchange of the U.S. dollar at December 31, 2006. The representative rate of exchange of the NIS at December 31, 2006 was 1 NIS = $0.238.

(9)
The amount shown in the table reflects the dollar amount recognized for fiscal 2006 financial statement reporting purposes of the outstanding stock options granted to Mr. Mualem in accordance with FAS 123R.

(10)
The Company acknowledges that on several occasions, consultants may be required to travel frequently for a long duration around the world. Therefore, in order to enable the consultants’ spouses to accompany them on certain lengthy trips for a normal family life, the Company bears travel expenses for the consultants’ spouses.

Outstanding Equity Awards at 2006 Fiscal Year-End

The following table sets forth certain information concerning option / stock awards held by our Named Executive Officers as of December 31, 2006.  Our Named Executive Officers did not hold any stock awards as of December 31, 2006.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Abraham Keinan	1,500,000	(1)	-	-	3.50	November 24, 2010	-	-	-	-
Guy Nissenson	1,500,000	(1)	-	-	3.50	November 24, 2010	-	-	-	-
Alon Mualem(2)	112,500		187,500	-	3.50	December 8, 2010	-	-	-	-

(1)	These options were granted on November 24, 2004, vested in full on November 24, 2005, and will expire on November 24, 2010.

(2)
On June 8, 2005, the Company's board of directors approved a grant to Mr. Alon Mualem, the Company's former Treasurer, Chief Financial Officer and Principal Accounting Officer, of 300,000 options under and subject to the 2004 Stock Option Plan of the Company according to the following terms: Option exercise price of $3.50; Vesting Date - the vesting of the options will be over a period of 4 years as follows: 25% of the options are vested after a year from the Date of Grant. Thereafter, 1/16 of the options are vested every 3 months for the following 3 years; Expiration Date - 5.5 years from the grant date.  As reflected above, 112,500 of the options were exercisable as of December 31, 2006. Mr. Alon Mualem resigned as our Treasurer, Chief Financial Officer and Principal Accounting Officer effective as of March 1, 2007. Due to Mr. Mualem’s resignation, 187,500 of his aforementioned options were terminated on March 1, 2007. During May 2007, Mr. Mualem exercised 6,300 of his options. On June 1, 2007, the remainder of Mr. Mualem’s options was terminated.

Employment Agreements; Termination of Employment and Change-in-Control Arrangements

Executive Officers

The employment arrangements of Mr. Abraham Keinan, our Chairman of the Board, and Mr. Guy Nissenson, our President, Chief Executive Officer, Treasurer and Chief Financial Officer, are described in detail under the section captioned “Certain Relationships And Related Transactions And Director Independence” of this Annual Report.

Effective May 9, 2007, in accordance with a Board resolution of same date, the Company elected Mr. Niv Krikov, its Vice President Finance, as the Principal Accounting Officer of the Company. For holding the positions of Vice President Finance and Principal Accounting Officer, Mr. Krikov will be entitled to the following employment terms: A monthly gross salary of 25,000 NIS (approximately $5,786) (the “Salary”); Executive insurance - the Company will allocate 13.3% of the Salary (8.3% for severance payments and 5% for remuneration), and Mr. Krikov will allocate 5% of the Salary. The insurance will include a loss of working capacity coverage (up to 2.5%) that will be paid by the Company; Continuing education fund - the Company will allocate 7.5% of the Salary and Mr. Krikov will allocate 2.5% of the Salary; Company car, including fuel expenses; Company mobile phone; 19 days of paid vacation per each employment year. The timing of the vacation will be coordinated with the Company’s Chief Executive Officer; Recuperation payments as provided by the applicable collective agreement in Israel. Mr. Krikov will be granted options to purchase a certain amount of the Company’s shares of common stock, as to be recommended by the Chief Executive Officer of the Company and approved of the Board of Directors. Such options are intended to be granted under and subject to the Company’s 2007 Stock Option Plan (which has not yet been adopted). The Company and Mr. Krikov may terminate the employment of Mr. Krikov with the Company upon 30 days prior notice. Mr. Krikov is based at the Company’s subsidiary’s executive offices in Israel.

Significant Employees

A March 10, 2005 employment agreement between Xfone, USA, Inc. and Wade Spooner, its President and Chief Executive Officer, provides that Mr. Spooner will be granted and issued options for 600,000 shares of our restricted common stock, of which: (a) 100,000 are attributable to Employment Year 1; (b) 200,000 are attributable to Employment Year 2; and (c) 300,000 of which are attributable to Employment Year 3. The options will vest as follows: (a) options for 100,000 shares of the our restricted common Stock will vest 3 years from the grant date; (b) options for 200,000 shares of our restricted common stock will vest 4 years from the grant date; and (c) options for 300,000 shares of our common stock will vest 5 years from the grant date. The stock options will provide for a five (5) years term from the vesting date, at an exercise price of 4.62. In addition, under certain circumstances, Mr. Spooner will be entitled to receive additional warrants (See below “Acquisition Bonus”).

A March 10, 2005 employment agreement between Xfone, USA and Ted Parsons, its Executive Vice President and Chief Marketing Officer, provides that Mr. Parsons will be granted and issued options for 300,000 shares of our restricted common stock, of which: (a) 50,000 are attributable to Employment Year 1; (b) 100,000 are attributable to Employment Year 2; and (c) 150,000 of which are attributable to Employment Year 3. The options will vest as follows: (a) options for 50,000 shares of the Our restricted common Stock will vest 3 years from the grant date; (b) options for 100,000 shares of our restricted common stock will vest 4 years from the grant date; and (c) options for 150,000 shares of our common stock will vest 5 years from the grant date. The stock options will provide for a five (5) years term from the vesting date, at an exercise price of 4.62. In addition, under certain circumstances, Mr. Parsons will be entitled to receive additional warrants (See below “Acquisition Bonus”).

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

On June 5, 2007, the Company’s Board of Directors approved a grant of 200,000 options to Brian Acosta under the Company’s 2004 Stock Option Plan. The options are granted under the following terms: Date of Grant - June 5, 2007; Exercise Price - $3.146 per share; Vesting Date - (a) 25,000 options on March 31, 2009; (b) 50,000 options on March 31, 2010; and (c) 125,000 options on March 31, 2011; Expiration Date - 5 years from the Vesting Date; Termination - in the event of termination of employment prior to the completion of Mr. Acosta’s second year of employment with Xfone USA, then 175,000 of the aforementioned options shall automatically terminate; in the event of termination of employment during Mr. Acosta’s third year of employment with Xfone USA, then 125,000 of the aforementioned options shall automatically terminate. Mr. Acosta is the Chief Technical Officer of our subsidiary, Xfone USA.

On June 5, 2007, the Company’s Board of Directors approved a grant of 200,000 options to Hunter McAllister under the Company’s 2004 Stock Option Plan. The options are granted under the following terms: Date of Grant - June 5, 2007; Exercise Price - $3.146 per share; Vesting Date - (a) 25,000 options on March 31, 2009; (b) 50,000 options on March 31, 2010; and (c) 125,000 options on March 31, 2011; Expiration Date - 5 years from the Vesting Date; Termination - in the event of termination of employment prior to the completion of Mr. McAllister’s second year of employment with Xfone USA, then 175,000 of the aforementioned options shall automatically terminate; in the event of termination of employment during Mr. McAllister’s third year of employment with Xfone USA, then 125,000 of the aforementioned options shall automatically terminate. Mr. McAllister is the Vice President Business Development of our subsidiary, Xfone USA.

Director Compensation for 2006

Compensation for Board Services and Reimbursement of Expenses

The Company does not compensate Directors who also serve as executive officers of the Company for their services on the Board.  During fiscal 2006, the Company compensated all its non-employed Directors for participation at meetings of the Board and Committees of the Board as follows: (a) $200 - for physical participation at each meeting of the Board or Committee of the Board; plus (b) $50 - for participation via the telephone at each meeting of the Board or Committee of the Board.  In addition, the Company reimbursed its non-employed Directors for expenses incurred in connection with Board services.  These expenses are reviewed and pre-approved by the President of the Company.

On June 5, 2007, the Company’s Board of Directors approved the following increases to the compensation for Board services: (a) $250 - for physical participation at each meeting of the Board or Committee of the Board; (b) $100 - for participation via the telephone at each meeting of the Board or Committee of the Board.

The following table reflects all compensation awarded to, earned by or paid to the Company’s Directors for the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Options Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Abraham Keinan (2)
Guy Nissenson (2)
Eyal J. Harish(3)	450	-	-		-	-	-	450
Shemer S. Schwartz(4)	1,100	-	-		-	-	-	1,100
Itzhak Almog(5)	1,100	-	22,446	(6)	-	-	-	23,546
Aviu Ben-Horrin(7)	1,150	-	-		-	-	-	1,150
Israel Singer(8)	-	-	-		-	-	-	-
Morris Mansour(8)	-	-	-		-	-	-	-

(1)	Amounts have yet to be paid, and are expected to be paid in August 2007.

(2)
The Company does not compensate Directors who also serve as executive officers for their services on the Board. Accordingly, Mr. Keinan and Mr. Nissenson did not receive any compensation for their service on the Company's Board during fiscal 2006.

(3)	As of December 31, 2006, Mr. Harish held 75,000 options, fully exercisable at an exercise price of $3.50 and expiration date of November 24, 2010.

(4)	As of December 31, 2006, Mr. Schwartz held 75,000 options, fully exercisable at an exercise price of $3.50 and expiration date of November 24, 2010.

(5)	As of December 31, 2006, Mr. Almog held 25,000 options, vested over a period of one year from grant date, at an exercise price of $3.50 and expiration date of October 30, 2012.

(6)
On October 30, 2006, the Company’s Board of Directors approved a grant of 25,000 options to Itzhak Almog under and subject to the Company's 2004 Stock Option Plan. The options were granted according to the following terms: Date of Grant - October 30, 2006; Option exercise price - $3.50; Vesting Date - 12 months from the Date of Grant; Expiration Date - 5 years from the Vesting Date.  The amount shown in the table reflects the dollar amount recognized for fiscal 2006 financial statement reporting purposes of the outstanding stock options granted to Mr. Almog in accordance with FAS 123R.

(7)	As of December 31, 2006, Mr. Ben-Horrin held 25,000 options, fully exercisable at an exercise price of $3.50 and expiration date of November 24, 2010.

(8)	As of December 31, 2006, Messrs. Singer and Mansour did not hold options.

Grant of Options - 2007

On June 5, 2007, the Company’s Board of Directors approved a grant of 20,000 options, under and subject to the Company’s 2004 Stock Option Plan, to Israel Singer, an Independent Director and a member of the Audit Committee of the Company. The options were granted under the following terms: Date of Grant - June 5, 2007; Exercise Price - $3.50 per share; Vesting Date - 12 months from the Date of Grant; Expiration Date - 5 years from the Vesting Date.

On June 5, 2007, the Company’s Board of Directors approved a grant of 20,000 options, under and subject to the Company’s 2004 Stock Option Plan, to Morris Mansour, an Independent Director of the Company. The options were granted under the following terms: Date of Grant - June 5, 2007; Exercise Price - $3.50 per share; Vesting Date - 12 months from the Date of Grant; Expiration Date - 5 years from the Vesting Date.

 ITEM 13. EXHIBITS

(a)	Exhibits and Index of Exhibits

Exhibit Number / Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company. (1)
3.2a	Bylaws of the Company. (1)
3.2b	Amended Bylaws of the Company. (4)
3.3	Memorandum of Association of Swiftnet Limited. (1)
3.4	Articles of Association of Swiftnet Limited. (1)
3.6	Bylaws of Xfone USA, Inc. (7)
3.8	Amended and Restated Bylaws of the Company dated March 12, 2006. (22)
3.9	Reamended and Restated Bylaws of the Company dated February 5, 2007. (32)
4	Specimen Stock Certificate. (1)
5	Opinion of Gersten Savage LLP. (36)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson. (1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy (1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan. (1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd. (1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd. (1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd. (1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc. (1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd. (1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company (2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited. (2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited.(2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison. (5)
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

10.69	Management Agreement with I-55 Telecommunications, LLC dated October 12, 2005. (19)
10.70	Agreement - General Terms and Conditions with EBI Comm, Inc., dated January 1, 2006. (21)
10.71	Asset Purchase Agreement with Canufly.net, Inc., dated January 10, 2006. (21)
10.72	Stock Purchase Agreement dated May 10, 2006, by and among the Company, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited. (23)
10.73	Agreement dated May 25, 2006, by and among the Company and the shareholders of Equitalk.co.uk Limited. (24)
10.74	Securities Purchase Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.75	Registration Rights Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.76	Common Stock Purchase Warrant, dated June 19, 2006, by the Company in favor of the Purchasers. (25)
10.77	Escrow Agreement, dated June 19, 2006, by and between the Company, the Escrow Agent, and the Purchasers. (25)
10.78	Form of Indemnification Agreement between the Company and its Directors and Officers. (27)
10.79	Agreement to Purchase Promissory Note dated October 31, 2005, with Randall Wade James Tricou. (27)
10.80	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Tricou Construction. (27)
10.81	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Estates. (27)
10.82	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Utility. (27)
10.83	Agreement to Purchase Promissory Note dated February 3, 2006, with Danny Acosta. (27)
10.84	Letter Agreement dated November 15, 2005, with Oberon Securities, LLC. (27)
10.85	Letter Agreement dated June 15, 2006, with Oberon Securities, LLC. (27)
10.86	Second Amendment to Agreement and Plan of Merger (to acquire WS Telecom, Inc.), dated June 28, 2006. (27)
10.87	General Contract for Services dated January 1, 2005, by and between the Company and Swiftnet Limited. (27)
10.88	Service Agreement dated December 6, 2005, by and between the Company and Elite Financial Communications Group, LLC. (27)
10.89	Agreement for Market Making in Securities dated July 31, 2006, by and between the Company and Excellence Nessuah Stock Exchange Services Ltd. (27)
10.90	Shareholders Loan Agreement, dated September 27, 2006, by and between Auracall Limited, Swiftnet Limited, and Dan Kirschner. (28)
10.91	Service Agreement, dated November 7, 2006, by and between the Company and Institutional Marketing Services, Inc. (28)
10.92	Consultancy Agreement, dated November 20, 2006, by and between the Company and Crestview Capital Partners, LLP. (29)
10.93	Agreement dated December 24, 2006, by and between the Company, Halman-Aldubi Provident Funds Ltd., and Halman-Aldubi Pension Funds Ltd. [translation from Hebrew] (31)
10.94	First Amendment to Financial Services and Business Development Consulting Agreement dated February 8, 2007, by and between the Company and Dionysos Investments (1999) Ltd. (33)

10.95	Agreement dated February 8, 2007, by and between the Company, Swiftnet Limited, Campbeltown Business, Ltd., and Mr. Abraham Keinan. (33)
10.96	First amendment to General Contract for Services, dated March 14, 2007, by and between the Company and Swiftnet Limited. (34)
10.97	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Abraham Keinan. (34)
10.98	Consulting Agreement, dated March 28, 2007, between the Company and Abraham Keinan. (34)
10.99	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Guy Nissenson. (34)
10.100	Consulting Agreement, dated March 28, 2007, between the Company and Guy Nissenson. (34)
10.101	Settlement Agreement and Release dated May 31, 2007, by and among Embarq Logistics, Inc, Xfone USA, Inc. and the Company. (35)
10.102	Promissory Note dated May 31, 2007, by Xfone USA, Inc. (35)
10.103	Parent Guarantee dated as of May 31, 2007 by the Company in favor of Embarq Logistics, Inc. (35)
16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C to the Securities and Exchange Commission (20)
21.1	List of Subsidiaries (Amended) (26)
23	Consent of Stark, Winter, Scheinkein & Co., LLP (34)
23.1	Consent of Chaifetz & Schreiber, P.C. (22.1) (30)
23.2	Consent of Gersten Savage LLP - incorporated in the legal opinion filed as Exhibit 5.
23.3	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006. (21.1)
23.4	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006. (21.1)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002. (34)
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002. (34)

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.'s SB-2 registration statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.'s SB-2/Amendment 1 registration statement.
(4)	Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.'s Form 8-K.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.'s SB-2/Post Effective Amendment 2 registration statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone's, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.'s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.'s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone's, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone's, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.'s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.'s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.'s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.'s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.'s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.'s Form 8-K.

(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.'s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.'s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.'s Form 8-K/A #3.
(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.'s Form 8-K/A #1.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.'s Form 8-K.
(21.1)	Denotes previously filed exhibits: filed on February 7, 2006 with Xfone, Inc.'s Form SB-2 Amendment 3.
(22)	Denotes previously filed exhibit: filed on March 15, 2006 with Xfone, Inc.'s Form 8-K.
(22.1)	Denotes previously filed exhibit: filed on March 31, 2006 with Xfone, Inc.'s Form 10-KSB.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.'s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.'s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.'s Form 8-K.
(26)	Denotes previously filed exhibits: filed on July 5, 2006 with Xfone, Inc.'s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.'s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.'s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.'s Form 8-K.
(30)	Denotes previously filed exhibits: filed on November 30, 2006 with Xfone, Inc.'s Form SB-2.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.'s Form 8-K.
(32)	Denotes previously filed exhibit: filed on February 5, 2007 with Xfone, Inc.'s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.'s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.'s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.'s Form 8-K.
(36)	Denotes previously filed exhibit: filed on June 8, 2007 with Xfone, Inc.'s Form SB-2.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFONE, INC.

Date: July 30, 2007	By:	/s/ Guy Nissenson
Guy Nissenson President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abraham Keinan	Chairman of the Board	July 30, 2007
Abraham Keinan

/s/Guy Nissenson	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director	July 30, 2007
Guy Nissenson

/s/ Itzhak Almog	Director and Chairman of the Audit Committee	July 30, 2007
Itzhak Almog

/s/Eyal J. Harish	Director	July 30, 2007
Eyal J. Harish

/s/ Israel Singer	Director and member of the Audit Committee	July 30, 2007
Israel Singer

/s/ Niv Krikov	Vice President Finance and Principal Accounting Officer	July 30, 2007
Niv Krikov