Form 10QSB
period 2007-06-30
XFONE INC
filed 2007-08-14
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

COMMISSION FILE NUMBER 001-32521

XFONE, INC.
(Name of small business issuer as specified in its charter)

Nevada	11-3618510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2506 Lakeland Drive, Suite 100
Flowood, MS 39232, USA
 (Address of principal executive offices) (Zip Code)

601.983.3800
(Issuer’s telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock: The issuer had 11,524,971 shares outstanding as of August 13, 2007 (latest practicable date).

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

XFONE, INC. AND SUBSIDIARIES

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND CONDENSED NOTES (UNAUDITED) - PERIOD ENDED JUNE 30, 2007

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2007	2006
	Unaudited
CURRENT ASSETS:

Cash	$1,202,086	$1,218,392
Accounts receivable, net	9,255,511	7,584,504
Prepaid expenses and other receivables	1,722,420	1,488,579

Total current assets	12,180,017	10,291,475

INVESTMENTS	306,052	193,467

MINORITY INTEREST	131,919	305,050

LONG TERM RECEIVABLES	564,905	709,607

FIXED ASSETS, NET	5,439,965	4,466,048

OTHER ASSETS, NET	16,977,759	17,061,297

Total assets	$35,600,617	$33,026,944

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2007	2006
	Unaudited

CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$2,013,892	$1,963,406
Trade payables	7,748,994	6,710,052
Other liabilities and accrued expenses	2,701,835	2,416,168
Current maturities of obligations under capital leases	92,635	131,229

Total current liabilities	12,557,356	11,220,855

DEFERRED TAXES	182,330	177,333

NOTES PAYABLE	1,318,191	1,938,256

OBLIGATIONS UNDER CAPITAL LEASES	155,694	118,028

SEVERANCE PAY	148,601	100,213

Total liabilities	14,362,172	13,554,685

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value:
25,000,000 and 75,000,000 shares authorized at December 31, 2006 and June 30, 2007, respectively;
11,153,817 issued and outstanding at December 31, 2006 and 11,524,971 issued and outstanding at June 30, 2007	11,525	11,154
Additional paid-in capital	19,885,022	19,009,694
Foreign currency translation adjustment	(1,467,658)	(1,380,701)
Deferred stock compensation	(389,783)	(511,393)
Retained earnings	3,199,339	2,343,505

Total shareholders' equity	21,238,445	19,472,259

Total liabilities and shareholders' equity	$35,600,617	$33,026,944

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$23,153,522	$16,690,082	$11,629,806	$8,367,198
Cost of revenues	10,323,243	10,510,433	5,130,021	5,206,666

Gross profit	12,830,279	6,179,649	6,499,785	3,160,532

Operating expenses:
Research and development	31,796	20,801	16,018	10,401
Marketing and selling	5,474,506	1,513,832	2,742,530	792,328
General and administrative	5,846,730	4,225,081	2,959,944	2,107,007

Total operating expenses	11,353,032	5,759,714	5,718,492	2,909,736

Operating profit	1,477,247	419,935	781,293	250,796

Financing expenses, net	(306,695)	(196,055)	(166,826)	(50,962)
Equity in income of affiliated company	112,585	133,827	33,449	38,759
Loss from a change of holding of affiliated company	-	(55,189)	-	-

Income before minority interest and taxes	1,283,137	302,518	647,916	238,593

Minority interest	(173,131)	12,346	(80,996)	(9,299)

Income before taxes	1,110,006	314,864	566,920	229,294

Tax benefits (expenses)	(254,172)	32,478	(155,481)	(85)

Net income	$855,834	$347,342	$411,439	$229,209

Earnings Per Share:
Basic	$0.075	$0.038	$0.036	$0.023

Diluted	$0.075	$0.036	$0.036	$0.022

Weighted average shares outstanding:
Basic	11,481,080	9,033,069	11,521,916	9,800,069

Diluted	11,481,080	9,607,782	11,531,220	10,374,782

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flow from operating activities
Net income	$855,834	$347,342
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	526,688	464,195
Compensation in connection with the issuance of warrants and options	121,610	97,161
Minority interest	173,131	(12,346)
Loss from a change of holding of affiliated company	-	55,189
Equity in earnings of affiliated company	(112,585)	(133,827)
Decrease (increase) in account receivables	(1,548,524)	(590,345)
Decrease (increase) in prepaid and other receivables	(173,028)	757,273
Increase (decrease) in trade payables	906,804	(687,342)
Increase (decrease) in other payables	259,037	(502,556)
Increase in severance pay	66,313	11,443
Increase in deferred taxes	1,083	-

Net cash provided by (used in) operating activities	1,076,363	(193,813)

Cash flow from investing activities
Purchase of equipment	(598,246)	(676,022)
Net cash acquired from the acquisition of Story Telecom	-	61,897
Change in other assets and long-term receivables	128,203	(435,611)
Acquisition of EBI Comm, Inc.	-	(12,906)
Acquisition of Canufly.net, Inc.	-	(326,781)
Acquisition of I-55 Internet Services, Inc.	-	(98,689)
Acquisition of I-55 Telecommunications, LLC	-	(28,500)

Net cash used in investing activities	(470,043)	(1,516,612)

Cash flow from financing activities
Repayment of long term loans from banks and others	(881,195)	(1,180,300)
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	853,649	481,065
Proceeds from long term loans from banks	20,466	178,064
Proceeds from exercise of options	22,050	-
Decrease (increase) in capital lease obligation	22,545	(64,918)
Increase (decrease) in short term loan and bank credit	(584,786)	72,414

Net cash used in financing activities	(547,271)	(513,675)

Effect of exchange rate changes on cash and cash equivalents	(75,355)	(137,699)

Net decrease in cash	(16,306)	(2,361,799)

Cash at the beginning of the period	1,218,392	4,613,112

Cash at the end of the period	$1,202,086	$2,251,313

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007 (Unaudited)

Note 1 - Organization and Nature of Business

A.
Xfone, Inc. ("Xfone" or the "Company") was incorporated in the State of Nevada, U.S.A. in September 2000 and is a provider of voice, video and data telecommunications services, including: local, long distance and international telephony services; prepaid and postpaid calling cards; cellular services; Internet services; messaging services (Email/Fax Broadcast, Email2Fax and Cyber-Number); and reselling opportunities, with operations in the United Kingdom, the United States and Israel.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007 (Unaudited)

Note 2 - Significant Accounting Policies (Cont.)

B.	Foreign Currency Translation

Effective January 1, 2007, the Company changed its functional and reporting currency from the Great Britain Pound ("GBP") to the U.S. dollar for the reason that a majority of the Company's transactions and balances are denominated in U.S. dollars. Consistent with SFAS No. 52, "Foreign Currency Translation" ("SFAS No. 52") the change in functional currency will be accounted for prospectively; therefore, there is no effect on the historical consolidated financial statements. The translated amounts for non-monetary assets at December 31, 2006 became the accounting basis for those assets as of January 1, 2007.

The determination of the functional currency for the Company's foreign subsidiaries is made based on the appropriate economic factors. In addition a substantial portion of the Company's costs are incurred in U.S. dollars. The Company's management believes that the U.S. dollar is the primary currency of the economic environment in which it operates. Thus, the Company's functional and reporting currency and the functional and reporting currency of certain of its subsidiaries is the U.S. dollar.

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are re-measured into U.S. dollars in accordance with SFAS No. 52. All gains and losses of the re-measurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate. The Company's functional currency is US dollars, the Company's financial records are maintained in US dollars, and the Company's financial statements are prepared in US dollars. The functional currency of Swiftnet, Equitalk and Story Telecom is GBP, the financial records of these subsidiaries are maintained in GBP and the financial statements of these subsidiaries are prepared in GBP. The functional currency of Xfone 018 is New Israeli Shekels ("NIS"), the financial records of Xfone 018 are maintained in NIS, and the financial statements of Xfone 018 are prepared in NIS.

Foreign currency transactions during the period are translated into each company's denominated currency at the exchange rates ruling at the transaction dates. Gains and losses resulting from foreign currency transactions are included in the Company's consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company's denominated currency at period-end exchange rates. All exchange differences are dealt with in the consolidated statements of operations. The financial statements of the Company's operations based outside of the United States have been translated into US dollars in accordance with SFAS No. 52. When translating functional currency financial statements into US dollars, period-end exchange rates are applied to the consolidated balance sheet, while average period rates are applied to consolidated statements of operations. Translation gains and losses are recorded in translation reserve as a component of shareholders' equity.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $1,589,905 and $2,520,348 at June 30, 2007 and December 31, 2006, respectively.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007 (Unaudited)

Note 2 - Significant Accounting Policies (Cont.)

D.	Other Intangible Assets

Other intangible assets with determinable lives consists of a license to provide communication services in Israel and are amortized over the 20 year term of the license.

Customer base and trade name related to mergers and acquisitions are amortized over a period ranging between 6-7 years from the date of the purchase.

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

Effective as of the beginning of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment ("SFAS 123R")  using the modified prospective transition method. SFAS 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, prior periods are not restated. The Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term for which participants will retain their vested stock options before exercising them, the estimated volatility of the Company's common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the date the Company adopted SFAS 123R. Stock-based compensation expense was included in applicable departmental expense categories in the Consolidated Statements of Operations.

G.	Reclassification

Certain prior period balances in the consolidated statement of cash flows were reclassified to appropriately present net cash used in operating activities and effect of exchange rate changes on cash and cash equivalents. The reclassification had no effect on previously reported net income and shareholders' equity.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007 (Unaudited)

Note 3 - Capital Structure

On January 16, 2007, and in conjunction with a December 24, 2006 Securities Purchase Agreement, the Company issued an aggregate of 172,414 warrants to Halman-Aldubi Provident Funds Ltd. and Halman-Aldubi Pension Funds Ltd. The warrants are exercisable on a one to one basis into restricted shares of the Company's common stock, at an exercise price of $3.40 per share, and have a term of five years.

On February 1, 2007, and in conjunction with a December 24, 2006 Securities Purchase Agreement, the Company issued an aggregate of 344,828 restricted shares of its common stock, at a purchase price of $2.90 per share, to Halman-Aldubi Provident Funds Ltd. and Halman-Aldubi Pension Funds Ltd.

The financial transaction contemplated by the aforementioned Securities Purchase Agreement was closed on February 8, 2007. The net proceeds of the financial transaction were $853,649.

During May 2007, 6,300 options under the Company's 2004 Stock Option Plan were exercised at an exercise price of $3.50 per share.

Note 4 - Commitment and Contingent Liabilities

A.
In August 2002, Swiftnet Limited, the Company’s wholly-owned U.K. based subsidiary, filed a summary procedure lawsuit in the Magistrate Court of Tel - Aviv, Israel against MG Telecom Ltd. and its Chief Executive Officer, Mr. Avner Shur. In this lawsuit, Swiftnet alleges an unpaid debt due to it in the amount of $50,000 from MG Telecom for services rendered by Swiftnet to MG Telecom. The debt arose from an agreement between Swiftnet and MG Telecom, which at the time was a provider of calling card services, in which traffic originating from MG Telecom calling cards was delivered through our system in London, England. Mr. Shur signed a personal guarantee agreement to secure MG Telecom’s obligations under the agreement. On August 16, 2005, the Magistrate Court rendered a judgment in this matter, rejecting Swiftnet's claims. On October 16, 2005, Swiftnet filed an appeal with the District Court of Tel - Aviv. On December 28, 2006, the District Court rescinded the judgment of the Magistrate Court. The case was returned to the Magistrate Court for writing a new reasoned judgment. On May 28, 2007, the Magistrate Court rendered a new judgment, rejecting Swiftnet's claims. On July 15, 2007 Swiftnet filed an appeal with the District Court of Tel - Aviv.

B.
Swiftnet Limited, the Company’s wholly-owned U.K. based subsidiary, was served with a claim on October 11, 2005 that was filed by MCI WorldCom Limited (“MCI”) in an English court for the sum of £1,640,440 ($3,300,897) plus interest accruing at a daily rate of £401 ($807) which at the date of claim had amounted to £92,317 ($185,810). MCI’s claim is for telecommunication services MCI claims it provided to Swiftnet. Swiftnet has been in dispute with MCI regarding amounts due to MCI for telecommunications services provided by MCI to Swiftnet. Swiftnet alleges that the disputed charges were improperly billed by MCI to its account for a long time and therefore MCI should credit Swiftnet for a certain amount of the claim. Swiftnet has defended the claim by stating that in relation to the invoices that MCI is claiming remain unpaid, £307,094 ($618,101) is not justified according to the rates agreed at various meetings and equates to an over-billing by such amount, although Swiftnet does not have written evidence for many of the agreed rates. Swiftnet has also submitted a counterclaim stating that it is owed a further £671,111 ($1,305,773) in credits in relation to amounts paid on account and wrongly attributed by MCI to over-billed invoices. Swiftnet is claiming that the amounts owed by MCI to Swiftnet in this regard should be set off against any amounts being claimed by MCI in the dispute. There is a further counterclaim for additional accounting costs and loss of management time incurred by Swiftnet due to the incorrect billing. Our financial statements carry the full amount Swiftnet has calculated that it owes to MCI based on the data held in Swiftnet’s billing systems.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007 (Unaudited)

Note 4 - Commitment and Contingent Liabilities (Cont.)

C.
In August 2006, Story Telecom Limited, the Company’s majority-owned U.K. based subsidiary, filed a lawsuit in the Barnet County Court, London, United Kingdom, against “Famous Telecommunications”, a reseller of calling cards, and its owner, Mr. Tanvir Baber. In this lawsuit, Story Telecom alleged an unpaid debt in the amount of £52,000 ($104,663) from Famous Telecommunications and/or Mr. Baber for services rendered by it. The debt arose from an agreement between Story Telecom and Famous Telecommunications and/or Mr. Baber, in which Story Telecom supplied Famous Telecommunications and/or Mr. Baber with calling cards which they in turn distributed in the market. In September 2006, the court rendered a Judgment in Default in favor of Story Telecom. According to the judgment Famous Telecommunications and/or Mr. Baber must pay the debt plus interest forthwith, approximately £54,000 ($108,688). Famous Telecommunications and/or Mr. Baber failed to comply with the court’s order and as a result thereof Story Telecom applied for a Third Party Debt Order, requesting the court to order Mr. Baber’s bank, Halifax plc, to make available to Story Telecom any monies currently available within Mr. Baber’s account. In October 2006, the court made an Interim Order ordering Halifax plc to hold any amounts available within Mr. Baber’s account (up to the amount of the judgment of £54,000) in favor of Story Telecom until a full hearing takes place. The full hearing took place on January 18, 2007, during which the court ordered Halifax plc to pay Story Telecom any monies held in Mr. Baber’s account. Halifax plc transferred approximately £1,200 ($2,415) to Story Telecom’s account as these were all the monies available. Story Telecom intends to request that the court order Mr. Baber to attend court for questioning regarding his financial situation, whereby he would also be required to detail all his assets. Following such questioning Story Telecom intends to take every effort to collect the monies due.

D.
On June 4, 2007, the Company was informed that Gilad Amozeg, a former officer of the Company had filed a complaint with the United States Department of Labor - Occupational Safety and Health Administration ("OSHA") alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002.  The complaint alleged that Mr. Amozeg was terminated from his position as Chief Financial Officer of the Company as a result of his purportedly engaging in “protected activity” as defined under Section 806 of the Sarbanes-Oxley Act, and sought reinstatement of Mr. Amozeg’s position with the Company and damages from the Company.  On June 20, 2007, the Company notified OSHA, in writing through counsel, that because the statute in question does not apply extraterritorially to employees outside of the United States, OSHA has no jurisdiction over the complaint, which should be dismissed on that basis alone.  In addition, the Company denies that Mr. Amozeg’s termination was the result of any statutory “protected activities” or for any improper reason and asserts that the termination related to Mr. Amozeg's inability to properly perform his job responsibilities. By letter dated July 18, 2007, OSHA dismissed the complaint, informing the parties that "[f]ollowing an investigation," it had found "no reasonable cause to believe that [the Company] violated [the statute in question]" because Mr. Amozeg was "not an employee covered under [the statute]."  Mr. Amozeg has thirty days from his counsel's receipt of that dismissal to file objections and request a hearing before a Department of Labor Administrative Law Judge, and if he does not do so within that period the dismissal will become final and not subject to judicial review.

E.
On July 25, 2007, the Company received notification of a claim filed on July 23, 2007 by Nir Davison with the United Kingdom Employment Tribunals, against Story Telecom Limited, the Company’s majority-owned subsidiary, alleging wrongful termination of his employment as Managing Director. The claim does not seek any specific damages. The Company intends to vigorously defend such action.

Note 5 - Marketing and Selling

Marketing and selling expenses consists of commissions to agents and resellers. Other marketing and selling expenses are related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses.

Commission expenses to Auracall Limited were $1,388,082 and $2,735,658 for the three and six month periods ended June 30, 2007, respectively.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 - Segment Information

Geographical segments

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
United Kingdom	$12,574,190	$6,955,045	$6,478,252	$3,601,887
United States	6,610,958	7,269,042	3,191,865	3,501,294
Israel	3,968,374	2,465,995	1,959,689	1,264,017

Total revenues	23,153,522	16,690,082	11,629,806	8,367,198

Cost of revenues:
United Kingdom	5,751,199	5,399,405	2,871,329	2,676,008
United States	3,145,489	3,491,004	1,551,663	1,692,778
Israel	1,426,555	1,620,024	707,029	837,880

Total cost of revenues	10,323,243	10,510,433	5,130,021	5,206,666

Direct gross profit:
United Kingdom	6,822,991	1,555,640	3,606,923	925,879
United States	3,465,469	3,778,038	1,640,202	1,808,516
Israel	2,541,819	845,971	1,252,660	426,137

	12,830,279	6,179,649	6,499,785	3,160,532

Operating expenses:
United Kingdom	5,834,126	1,059,508	3,011,607	558,489
United States	3,129,573	3,038,030	1,602,168	1,401,286
Israel	1,314,942	990,253	655,956	533,059

	10,278,641	5,087,791	5,269,731	2,492,834

Operating Profit (Loss)
United Kingdom	988,865	496,132	595,316	367,390
United States	335,896	740,008	38,034	407,230
Israel	1,226,877	(144,282)	596,704	(106,922)

	2,551,638	1,091,858	1,230,054	667,698

Operating expenses related to the Headquarters in the US	1,074,391	671,923	448,761	416,902

Operating Profit	$1,477,247	$419,935	$781,293	$250,796

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

The information set forth in Management's Discussion and Analysis or Plan of Operation ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the our revenues and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, our inability to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, changing government regulations domestically and internationally affecting our products and businesses.

OVERVIEW

Xfone, Inc. was incorporated in Nevada, U.S.A. in September 2000. We are a holding company providing international voice, video and data communications services with operations in the United Kingdom, the United States and Israel offering a wide range of services, including: local, long distance and international telephony services; prepaid and postpaid calling cards; cellular services; Internet services; messaging services (Email/Fax Broadcast, Email2Fax and Cyber-Number); and reselling opportunities. We serve customers across Europe, Asia, North, Central and South America, Australia and Africa. In February 2007, we moved our principal executive offices to Flowood, Mississippi, sharing executive office space with our wholly owned U.S. subsidiary, Xfone USA, Inc.

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

On May 28, 2004, we entered into an agreement and Plan of Merger to acquire WS Telecom, Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., through the merger of WS Telecom with and into our wholly owned U.S. subsidiary Xfone USA, Inc. The acquisition was completed on March 10, 2005. Headquartered in Jackson, Mississippi, Xfone USA is an integrated telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system and network. Xfone USA provides residential and business customers with high quality local, long distance and high-speed broadband Internet services, as well as cable television services in certain planned residential communities in Mississippi. Xfone USA is licensed to provide telecommunications services in Alabama, Florida, Georgia, Louisiana and Mississippi. Xfone USA utilizes integrated multi-media offerings - combining digital voice, data and video services over broadband technologies to deliver services to customers throughout its service areas.

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

In January 2006, Xfone USA entered into two Agreements to purchase the assets of two Internet Service Providers in Mississippi.  On January 1, 2006, Xfone USA entered into an Asset Purchase Agreement with EBI Comm, Inc. (“EBI”), a privately held Internet Service Provider offering Internet services to both commercial and residential customers in north Mississippi. Based in Columbus, Mississippi, EBI's services included Dial-up, DSL, T1 Dedicated Access and Web Hosting. The customer base, numbering approximately 1,500 Internet users, is largely concentrated in the Golden Triangle area, which includes Columbus, West Point and Starkville, Mississippi. On January 10, 2006 (effective as of January 1, 2006), Xfone USA entered into an Asset Purchase Agreement with Canufly.net, Inc. (“Canufly.net”), an Internet Service Provider based in Vicksburg, Mississippi, and its principal shareholder, Mr. Michael Nassour. Canufly.net provided residential and business customers with high-speed Internet services and utilized the facilities-based network of Xfone USA, as an alternative to BellSouth, to provide Internet connectivity to its customers. Canufly.net also provided Internet services through a small wireless application in certain areas in Vicksburg, Mississippi. The transaction was closed on January 24, 2006.

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

Financial Information - Percentage of Revenues
	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Revenues	100%	100%	100%	100%
Cost of Revenues	44.6%	63%	44.1%	62.2%
Gross Profit	55.4%	37%	55.9%	37.8%
Operating Expenses:
Research and Development	0.1%	0.1%	0.1%	0.1%
Marketing and Selling	23.6%	9.1%	23.6%	9.5%
General and Administrative	25.3%	25.3%	25.5%	25.2%
Total Operating Expenses	49.0%	34.5%	49.2%	34.8%
Income before Taxes	4.8%	1.9%	4.9%	2.7%
Net Income	3.7%	2.1%	3.5%	2.7%

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Revenues.  Revenues for the six months ended June 30, 2007 increased 38.7% to $23,153,522 from $16,690,082 for the same period in 2006. This increase is mainly due to the revenues contributed by Story Telecom which was consolidated for the first time during the second quarter of 2006, and Equitalk which was not consolidated in our financial statements for the six month period ended June 30, 2006.

Revenues in the United Kingdom for the six months ended June 30, 2007 increased 80.8% to $12,574,190 from $6,955,045 for the same period in 2006. Approximately $4,800,000 of the increase was contributed by Story Telecom which was consolidated for the first time during the second quarter of 2006, and Equitalk which was not consolidated in our financial statements for the six month periods ended June 30, 2006. Additionally, products which were introduced at the end of 2006 provided additional revenues for the six month period ended June 30, 2007. The remainder of the increase in the revenues is attributed to increased marketing activity and on-going product improvements.

Revenues in the United States for the six months ended June 30, 2007 decreased 9.1% to $6,610,958 from $7,269,042 for the same period in 2006. The decrease is primarily due to the attrition of dialup internet customers.

Revenues in Israel for the six months ended June 30, 2007 increased 60.9% to $3,968,374 from $2,465,995 for the same period in 2006. This increase is mainly attributed to increase of our market share and strategic change in our pricing policy to segregate between registered and unregistered users while remaining competitive in the market.

Our primary geographic markets are the United Kingdom, the United States and Israel.  However, we serve customers across Europe, Asia, North, Central and South America, Australia and Africa.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues for the six months ended June 30, 2007 decreased 1.8% to $10,323,243 from $10,510,433 for the same period in 2006. Approximately $3,000,000 in cost of revenues for the six months ended June 30, 2007 are contributed by Story Telecom which was consolidated for the first time during the second quarter of 2006, and Equitalk which was not consolidated in our financial statements for the six month period ended June 30, 2006. The decrease in the cost of revenues is primarily attributed to the operations in the U.K. Cost of revenues as a percentage of revenues in the six months ended June 30, 2007 decreased to 44.6% from 63% in the same period in 2006.

As a result of ongoing product improvements and an increase in the sales of higher margin services, we achieved a decrease in cost of revenues as percentage of revenues in all our geographic markets, and primarily in the U.K. and Israel where cost of revenues as percentage of revenues decrease to 45.7% and 35.9%, respectively, in the six months ended June 30, 2007, compared to 77.6% and 65.7%, respectively, in the same period in 2006.

Research and Development. Research and development expenses for the six months ended June 30, 2007 and for the same period in 2006 were 0.1% of total revenues. We estimate that the research and development expenses will remain in the same level during the second half of 2007.

Marketing and Selling Expenses. Marketing and selling expenses consist primarily of commissions to agents and resellers. Other marketing and selling expenses are related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the six months ended June 30, 2007 increased 261.6% (or $3,960,674) to $5,474,506 from $1,513,832 for the same period in 2006. The increase in the marketing and selling expenses is primarily attributed to our operations in the U.K. Approximately $3,600,000 of the increase is attributed to agents' commission payable by Swiftnet, $2,735,658 of which was payable to Auracall Limited, an affiliated entity. During August 2006, customers of Auracall that used a service resold by Auracall from a third party, moved from that service to a service of Swiftnet, resold by Auracall. As a result, Swiftnet was liable to pay commission to Auracall for the traffic generated by Auracall's customers. Approximately $725,000 of the increase is attributed to the selling and marketing activities of Story Telecom which was consolidated for the first time during the second quarter of 2006, and Equitalk which was not consolidated in our financial statements for the six month period ended June 30, 2006. Marketing and selling expenses as a percentage of revenues increased to 23.6% for the six months ended June 30, 2007 from 9.1% for the same period in 2006.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2007 increased 25.3% to $5,846,730 from $4,225,081 for the same period in 2006. This increase is mainly due to increase in payroll expenses in the U.K. and U.S. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel and consulting fees.

Financing Expenses. Financing expenses, net, for the six months ended June 30, 2007 increased 56.4% to $306,695 from $196,055 for the same period in 2006. The increase in the financial expenses is attributed to the effect of fluctuation in the exchange rate of the NIS and the GBP on liabilities of Xfone 018. In addition, financing expenses consist primarily of interest expenses on our interest bearing obligations.

Net Income. Net income for the six months ended June 30, 2007 was $855,834 compared to $347,342 for the same period in 2006.

Earning Per Share. Diluted net profit per share of common stock for the six months ended June 30, 2007 was $0.075, compared to $0.036 for the same period in 2006.

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Revenues.  Revenues for the quarter ended June 30, 2007 increased 39.0% to $11,629,806 from $8,367,198 for the same period in 2006. This increase is mainly due to the revenues contributed Story Telecom which was consolidated for the first time during the second quarter of 2006, and Equitalk which was not consolidated in our financial statements for the quarter ended June 30, 2006.

Revenues in the United Kingdom for the quarter ended June 30, 2007 increased 79.9% to $6,478,252 from $3,601,887 for the same period in 2006. Approximately $2,546,000 of the increase was contributed by Equitalk which was not consolidated in our financial statements for the quarter ended June 30, 2006, and Story Telecom which was consolidated for the first time during the second quarter of 2006. The remainder of the increase in the revenues is attributed to the introduction of new products during the end of 2006, increased marketing activity and on-going product improvements.

Revenues in the United States for the quarter ended June 30, 2007 decreased 8.8% to $3,191,865 from $3,501,294 for the same period in 2006. The decrease is primarily due to the attrition of dialup internet customers.

Revenues in Israel for the quarter ended June 30, 2007 increased 55.0% to $1,959,689 from $1,264,017 for the same period in 2006. This increase is mainly attributed to increase of our market share and strategic change in our pricing policy to segregate between registered and unregistered users while remaining competitive in the market.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues for the quarter ended June 30, 2007 decreased 1.5% to $5,130,021 from $5,206,666 for the same period in 2006. Approximately $1,340,000 in cost of revenues for the quarter ended June 30, 2007, are contributed by Equitalk which was not consolidated in our financial statements for the quarter ended June 30, 2006, and Story Telecom which was consolidated for the first time during the second quarter of 2006. The decrease in the cost of revenues is primarily attributed to the operations in the U.K. Cost of revenues as a percentage of revenues in the quarter ended June 30, 2007, decreased to 44.1% from 62.2% in the same period in 2006.

As a result of ongoing product improvements and an increase in the sales of higher margin services, we achieved a decrease in cost of revenues as percentage of revenues in the U.K. and Israel where cost of revenues as percentage of revenues decrease to 44.3% and 36.1%, respectively, in the quarter ended June 30, 2007, compared to 74.3% and 66.3%, respectively, in the same period in 2006.

Research and Development. Research and development expenses for the quarter ended June 30, 2007 and for the same period in 2006 were 0.1% of total revenues. We estimate that the research and development expenses will remain in the same level during the second half of 2007.

Marketing and Selling Expenses. Marketing and selling expenses consist primarily of commissions to agents and resellers. Other marketing and selling expenses are related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the quarter ended June 30, 2007 increased 246.1% (or $1,950,202) to $2,742,530 from $792,328 for the same period in 2006. The increase in the marketing and selling expenses is primarily attributed to our operations in the U.K. Approximately $1,600,000 of the increase is attributed to agents' commission payable by Swiftnet, $1,388,082 of which was payable to Auracall Limited, an affiliated entity. During August 2006, customers of Auracall that used a service resold by Auracall from a third party, moved from that service to a service of Swiftnet, resold by Auracall. As a result, Swiftnet was liable to pay commission to Auracall for the traffic generated by Auracall's customers. Approximately $305,000 of the increase is attributed to the selling and marketing activities of Equitalk which was not consolidated in our financial statements for the quarter ended June 30, 2006, and Story Telecom which was consolidated for the first time during the second quarter of 2006. Marketing and selling expenses as a percentage of revenues increased to 23.6% for the quarter ended June 30, 2007 from 9.5% for the same period in 2006.

General and Administrative Expenses. General and administrative expenses for the quarter ended June 30, 2007 increased 40.5% to $2,959,944 from $2,107,007 for the same period in 2006. This increase is mainly due to increase in payroll expenses in the U.K. and U.S. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel and consulting fees.

Financing Expenses. Financing expenses, net, for the quarter ended June 30, 2007 increased 227.4% to $166,826 from $50,962 for the same period in 2006. Financing expenses consist primarily of interest expenses on our interest bearing obligations and the effect of changes in the exchange rate of the NIS and the GBP on our outstanding assets and liabilities.

Net Income. Net income for the quarter ended June 30, 2007 was $411,439 compared to $229,209 for the same period in 2006.

Earning Per Share. Diluted net profit per share of common stock for the quarter ended June 30, 2007 was $0.036, compared to $0.022 for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of June 30, 2007, amounted to $1,202,086 compared to $1,218,392 as of December 31, 2006, a decrease of $16,306. Net cash provided by operating activities in the six months ended June 30, 2007, was $1,076,363. Cash used for investing activities in the six months ended June 30, 2007, was $470,043. Net cash used in financing activities for the six months ended June 30, 2007, was $547,271, mainly attributable to issuance of shares and warrants for cash of $853,649, the repayment of financial obligations of $881,195 and the decrease in short-term bank credit of $584,786.

Our capital investments are primarily for the purchase of equipment and software for services that we provide or intend to provide. Among other network modifications, this includes an extensive build out of seven ATT central office collocations in the Jackson, Mississippi area capable of providing both digital and analog facilities-based telecommunication services to the commercial and residential markets.

Capital lease obligations: We are the lessee of switching and other telecom equipment under capital leases expiring on various dates from 2007 through 2009.

The minimum future lease payments are:

Date	U.S. Dollar
2007	$66,843
2008	$139,084
2009	$50,820

We shall continue to finance our operations and fund the current commitments for capital expenditures mainly from the cash provided from operating activities and from private and/or public placements.

On April 18, 2002 Bank Leumi (UK) plc issued company credit cards to two directors of Swiftnet Limited, and by way of securing the balances on these cards, took a First Party Charge over Swiftnet to the sum of £50,000 ($100,637).

As of April 10, 2003, Equitalk.co.uk Limited, our U.K. based subsidiary since July 2006, has received loan facilities from Barclays Bank plc in the form of a Government Small Firms Loan Guarantee Scheme Loan Agreement whereby Barclays would lend Equitalk £150,000 ($301,911). The loan plus interest is repaid monthly and payments are up to date. As part of the agreement a Debenture charge was raised on all the assets of Equitalk. The balance as of June 30, 2007 due is £8,334 ($16,774).

Our U.S. subsidiary, Xfone USA, Inc., has certain loan facilities with certain liens on our fixed assets in the form of installment loan agreements. The total aggregate amount of these loans as of June 30, 2007 is $1,000,000.

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

Our Israel based subsidiary, Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel in order to finance its activities. As of June 30, 2007, the credit facilities include a revolving credit line of 500,000 NIS ($117,980), a short-term credit line of 2,250,000 NIS ($530,911), and long-term credit line of 1,290,000 NIS ($304,389). In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS ($743,275) to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; (b) a fixed charge on its telecommunication equipment (including switches); (c) subordination of a Term Note of $800,000. This Term Note was executed in July 2004 by Xfone 018 in favor of the Company; (d) assignment of rights by way of pledge on the Partner Communications Company Ltd. contract, the Cellcom Israel Ltd. contract, the Pelephone Communications Ltd. contract, and the credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson, which includes a pledge on 1,000,000 shares of common stock of the Company owned by Mr. Keinan, and an undertaking to provide Bank Hapoalim with an additional financial guarantee of up to $500,000 under certain circumstances. We agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral; (f) We and Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank; (g) subordination of the Minority Partner Loan (as defined below). As of June 30, 2007, we have a balance due of 4,026,794 NIS ($950,164) under the credit facility.

According to an agreement between us, Xfone 018 Ltd. and our 26% minority interest partner in Xfone 018 (the “Minority Partner”), the Minority Partner provided in 2004 a bank guarantee of 10,000,000 NIS ($2,353,495) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by the Company in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the agreement, the Company agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge.

According to the above-mentioned agreement with the Minority Partner, the Minority Partner provided in the fourth quarter of 2004, a shareholder loan of approximately $400,000 to Xfone 018 (the “Minority Partner Loan”). The Minority Partner Loan is payable after four years with annual interest of 4% and linkage to the Israeli consumer price index. As of June 30, 2007, the balance of the Minority Partner Loan is 1,947,050 NIS ($458,237).

As of June 30, 2007, we provided to Xfone 018 a shareholder loan in an aggregate amount of $1,298,579.

As of June 30, 2007, our Israeli subsidiary activities were financed by the shareholders loans and by using 4,026,794 NIS ($950,164) of the credit facility from Bank Hapoalim.

On September 27, 2005, we entered into a Securities Purchase Agreement for a $2,000,000 financial transaction with Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment, which took the form of a convertible term note secured by our United States assets, has a 3 year term and bears interest at a rate equal to prime plus 1.5% per annum. The Term Note is convertible, under certain conditions, into shares of our common stock at an initial conversion price equal to $3.48 per share. In conjunction with the financial transaction, we issued to Laurus Master Fund 157,500 warrants which are exercisable at $3.80 per share for a period of five years. The closing of the financing was on September 28, 2005. Net proceeds from the financing were mainly used for procurement of capital equipment and general working capital purposes for us and Xfone USA, eXpeTel Communications and Gulf Coast Utilities, Inc. The conversion of the Term Note will result in dilution in the percentage of common stock owned by our existing shareholders, although the conversion price was in excess of the net tangible book value per share and accordingly was not economically dilutive. The potential or actual resale of the shares underlying the note could have an adverse effect on the price of our common stock. The balance as of June 30, 2007 due to Laurus Master Fund is $1,000,000.

On September 27, 2006, a Shareholders Loan Agreement was entered by and between Auracall Limited, an affiliated company, Swiftnet Limited, a wholly owned U.K. subsidiary and the Managing Director of Auracall who holds 67.5% of Auracall. As part of this agreement, Swiftnet agreed to provide a loan of £24,000 ($48,306) to Auracall, free of interest, to be repaid within one year. The loan was funded on October 13, 2006, and repaid by Auracall in full on May 10, 2007.

On August 24, 2006, we announced by Press Release that we had filed with the Israel Securities Authority (“ISA”) and the Tel Aviv Stock Exchange (“TASE”) a preliminary draft prospectus for a proposed public offering of convertible debentures to be listed and traded on the TASE (the “Proposed Public Offering”). The total amount proposed to be raised in the Proposed Public Offering was approximately $12 million. The Proposed Public Offering was subject to the approval of the ISA and the TASE, as well as the execution of an underwriting agreement and final pricing. On November 9, 2006 we were informed that the TASE decided to seek a No-Action Letter from the U.S. Securities and Exchange Commission (the “No-Action Letter”) and that until the No-Action Letter is granted to the TASE the Proposed Public Offering is delayed. On May 7, 2007, we were informed by the TASE that the No-Action Letter has not yet been granted. We are currently exploring, together with the TASE, the ISA and its legal and financial advisors alternative processes to raise capital in Israel.

On December 24, 2006, we entered into an Agreement to sell to Halman-Aldubi Provident Funds Ltd. and Halman-Aldubi Pension Funds Ltd. an aggregate of 344,828 restricted shares of its common stock, at a purchase price of $2.90 per share, together with an aggregate of 172,414 warrants to purchase shares of our common stock, at an exercise price of $3.40 per share and with a term of five years. The financial transaction was closed on February 8, 2007. The net proceeds of the financial transaction were $853,649, and are being used for general working capital and/or investment in equipment and/or acquisition and/or business development. The financial transaction resulted in dilution in the percentage of common stock owned by our existing shareholders, although the price paid was in excess of the net tangible book value per share and accordingly was not economically dilutive.

Our subsidiary, Xfone USA, Inc. was receiving services from Embarq Logistics, Inc. ("Embarq") related to the installation of certain collocation facilities in Mississippi. Certain disputes arose between the parties as to the scope of the work, the manner in which it was carried out and the timeliness of completion, and the parties agreed that Xfone USA had accrued an aggregate of $830,000 in liabilities to Embarq in connection with the services Embarq provided. On May 31, 2007, the parties reached a settlement agreement, pursuant to which Xfone USA paid Embarq $415,004 upon execution of the agreement, and issued a promissory note for the remaining balance of $414,996, which is payable in six consecutive monthly installments of $69,166 each, beginning on June 30, 2007 through November 30, 2007. In order to induce Embarq to enter into the settlement with our subsidiary, we guaranteed the obligations of Xfone USA by executing a Parent Guarantee.

During May 2007, 6,300 options under the Company's 2004 Stock Option Plan were exercised at an exercise price of $3.50 per share.

On July 17, 2007, Story Telecom Limited, our majority-owned UK subsidiary, agreed to loan us up to £400,000 ($805,097) that it had as cash surplus in its bank account. The loan bears fixed interest rate at 4% over the interest payable by the bank for deposits under the same terms. The loan is for a one-year term but can be accelerated by Story Telecom if it requires additional financing to continue to operate as a going concern. The loan is guaranteed by our wholly-owned UK subsidiary, Swiftnet Limited and by amounts owed to us by Story Telecom. In addition, Story Telecom has the right to set-off repayments under the loan against sums due to us by Story Telecom. The loan is pre-payable at any time upon 30 days’ notice. On July 18, 2007, we borrowed £350,000 ($704,460) of the loan.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

Effective January 1, 2007, we changed our functional and reporting currency from the Great Britain Pounds ("GBP") to the U.S. dollar for the reason that the majority of our transactions and balances are denominated in U.S. dollars. Consistent with SFAS No. 52 “Foreign Currency Translation” the change in functional currency will be accounted for prospectively; therefore, there is no effect on our historical consolidated financial statements. The translated amounts for non-monetary assets at December 31, 2006 became the accounting basis for those assets as of January 1, 2007. 54.3% and 17.1% of our revenues in the first half of 2007 were derived from our U.K. and Israeli operations, respectively. In the first half of 2007, approximately 68% of the direct traffic costs in Israel were in GBP and the rest were in New Israeli Shekels (“NIS”). We believe that the U.S. and Israeli portions of our revenues will increase in the second half of 2007.

Our costs of revenues are mainly in U.S. dollars and GBP.

Most of our assets, liabilities, revenues and expenditures are in U.S. dollars and GBP. The remainder of the assets, liabilities, revenues and expenditures are in NIS. We anticipate that in the second half of 2007 the portion of U.S. dollars will continue to grow although the portion of GBP will stay significant.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Management’s Quarterly Report on Internal Control over Financial Reporting.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer / Chief Financial Officer and our Vice President Finance / Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, our Chief Executive Officer / Chief Financial Officer and our Vice President Finance / Principal Accounting Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods, and is accumulated and communicated to management, including our Chief Executive Officer / Chief Financial Officer and our Vice President Finance / Principal Accounting Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer / Chief Financial Officer and our Vice President Finance / Principal Accounting Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materally affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

I. MG Telecom Ltd.

In August 2002, Swiftnet Limited, the Company’s wholly-owned U.K. based subsidiary, filed a summary procedure lawsuit in the Magistrate Court of Tel - Aviv, Israel against MG Telecom Ltd. and its Chief Executive Officer, Mr. Avner Shur. In this lawsuit, Swiftnet alleges an unpaid debt due to it in the amount of $50,000 from MG Telecom for services rendered by Swiftnet to MG Telecom. The debt arose from an agreement between Swiftnet and MG Telecom, which at the time was a provider of calling card services, in which traffic originating from MG Telecom calling cards was delivered through our system in London, England. Mr. Shur signed a personal guarantee agreement to secure MG Telecom’s obligations under the agreement. On August 16, 2005, the Magistrate Court rendered a judgment in this matter, rejecting Swiftnet's claims. On October 16, 2005, Swiftnet filed an appeal with the District Court of Tel - Aviv. On December 28, 2006, the District Court rescinded the judgment of the Magistrate Court. The case was returned to the Magistrate Court for writing a new reasoned judgment. On May 28, 2007, the Magistrate Court rendered a new judgment, rejecting Swiftnet's claims. On July 15, 2007 we filed an appeal with the District Court of Tel - Aviv.

 II. MCI WorldCom Limited (currently operating as “Verizon Business”)

Swiftnet Limited, the Company’s wholly-owned U.K. based subsidiary, was served with a claim on October 11, 2005 that was filed by MCI WorldCom Limited (“MCI”) in an English court for the sum of £1,640,440 ($3,300,897) plus interest accruing at a daily rate of £401 ($807) which at the date of claim had amounted to £92,317 ($185,810). MCI’s claim is for telecommunication services MCI claims it provided to Swiftnet. Swiftnet has been in dispute with MCI regarding amounts due to MCI for telecommunications services provided by MCI to Swiftnet. Swiftnet alleges that the disputed charges were improperly billed by MCI to its account for a long time and therefore MCI should credit Swiftnet for a certain amount of the claim. Swiftnet has defended the claim by stating that in relation to the invoices that MCI is claiming remain unpaid, £307,094 ($618,101) is not justified according to the rates agreed at various meetings and equates to an over-billing by such amount, although Swiftnet does not have written evidence for many of the agreed rates. Swiftnet has also submitted a counterclaim stating that it is owed a further £671,111 ($1,350,773) in credits in relation to amounts paid on account and wrongly attributed by MCI to over-billed invoices. Swiftnet is claiming that the amounts owed by MCI to Swiftnet in this regard should be set off against any amounts being claimed by MCI in the dispute. There is a further counterclaim for additional accounting costs and loss of management time incurred by Swiftnet due to the incorrect billing. Our financial statements carry the full amount Swiftnet has calculated that it owes to MCI based on the data held in Swiftnet’s billing systems.

III. Famous Telecommunications

In August 2006, Story Telecom Limited, the Company’s majority-owned U.K. based subsidiary, filed a lawsuit in the Barnet County Court, London, United Kingdom, against “Famous Telecommunications”, a reseller of calling cards, and its owner, Mr. Tanvir Baber. In this lawsuit, Story Telecom alleged an unpaid debt in the amount of £52,000 ($104,663) from Famous Telecommunications and/or Mr. Baber for services rendered by it. The debt arose from an agreement between Story Telecom and Famous Telecommunications and/or Mr. Baber, in which Story Telecom supplied Famous Telecommunications and/or Mr. Baber with calling cards which they in turn distributed in the market. In September 2006, the court rendered a Judgment in Default in favor of Story Telecom. According to the judgment Famous Telecommunications and/or Mr. Baber must pay the debt plus interest forthwith, approximately £54,000 ($108,688). Famous Telecommunications and/or Mr. Baber failed to comply with the court’s order and as a result thereof Story Telecom applied for a Third Party Debt Order, requesting the court to order Mr. Baber’s bank, Halifax plc, to make available to Story Telecom any monies currently available within Mr. Baber’s account. In October 2006, the court made an Interim Order ordering Halifax plc to hold any amounts available within Mr. Baber’s account (up to the amount of the judgment of £54,000) in favor of Story Telecom until a full hearing takes place. A full hearing took place on January 18, 2007, during which the court ordered Halifax plc to pay Story Telecom any monies held in Mr. Baber’s account. Halifax plc transferred approximately £1,200 ($2,415) to Story Telecom’s account as these were all the monies available. Story Telecom intends to request that the court order Mr. Baber to attend court for questioning regarding his financial situation, whereby he would also be required to detail all his assets. Following such questioning Story Telecom intends to take every effort to collect the monies due.

IV. Gilad Amozeg

On June 4, 2007, the Company was informed that Gilad Amozeg, a former officer of the Company had filed a complaint with the United States Department of Labor - Occupational Safety and Health Administration ("OSHA") alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002.  The complaint alleged that Mr. Amozeg was terminated from his position as Chief Financial Officer of the Company as a result of his purportedly engaging in “protected activity” as defined under Section 806 of the Sarbanes-Oxley Act, and sought reinstatement of Mr. Amozeg’s position with the Company and damages from the Company.  On June 20, 2007, the Company notified OSHA, in writing through counsel, that because the statute in question does not apply extraterritorially to employees outside of the United States, OSHA has no jurisdiction over the complaint, which should be dismissed on that basis alone.  In addition, the Company denies that Mr. Amozeg’s termination was the result of any statutory “protected activities” or for any improper reason and asserts that the termination related to Mr. Amozeg's inability to properly perform his job responsibilities.  By letter dated July 18, 2007, OSHA dismissed the complaint, informing the parties that "[f]ollowing an investigation," it had found "no reasonable cause to believe that [the Company] violated [the statute in question]" because Mr. Amozeg was "not an employee covered under [the statute]."  Mr. Amozeg has thirty days from his counsel's receipt of that dismissal to file objections and request a hearing before a Department of Labor Administrative Law Judge, and if he does not do so within that period the dismissal will become final and not subject to judicial review.

V. Nir Davison

On July 25, 2007, the Company received notification of a claim filed on July 23, 2007 by Nir Davison with the United Kingdom Employment Tribunals, against Story Telecom Limited, the Company’s majority-owned subsidiary, alleging wrongful termination of his employment as Managing Director. The claim does not seek any specific damages. The Company intends to vigorously defend such action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On June 1, 2007, 106,200 of Alon Mualem’s options were terminated due to his resignation effective March 1, 2007 from his positions as the Company’s Treasurer and Chief Financial Officer.

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

On June 5, 2007, the Company’s Board of Directors approved a grant under the Company’s 2004 Stock Option Plan of 200,000 options to Brian Acosta, the Chief Technical Officer of our subsidiary, Xfone USA. The options are granted under the following terms: Date of Grant - June 5, 2007; Exercise Price - $3.146 per share; Vesting Date - (a) 25,000 options on March 31, 2009; (b) 50,000 options on March 31, 2010; and (c) 125,000 options on March 31, 2011; Expiration Date - 5 years from the Vesting Date; Termination - in the event of termination of employment prior to the completion of Mr. Acosta’s second year of employment with Xfone USA, then 175,000 of the aforementioned options shall automatically terminate; in the event of termination of employment during Mr. Acosta’s third year of employment with Xfone USA, then 125,000 of the aforementioned options shall automatically terminate.

On June 5, 2007, the Company’s Board of Directors approved a grant under the Company’s 2004 Stock Option Plan of 200,000 options to Hunter McAllister, the Vice President Business Development of our subsidiary, Xfone USA. The options are granted under the following terms: Date of Grant - June 5, 2007; Exercise Price - $3.146 per share; Vesting Date - (a) 25,000 options on March 31, 2009; (b) 50,000 options on March 31, 2010; and (c) 125,000 options on March 31, 2011; Expiration Date - 5 years from the Vesting Date; Termination - in the event of termination of employment prior to the completion of Mr. McAllister’s second year of employment with Xfone USA, then 175,000 of the aforementioned options shall automatically terminate; in the event of termination of employment during Mr. McAllister’s third year of employment with Xfone USA, then 125,000 of the aforementioned options shall automatically terminate.

On June 21, 2007, 32,812 of Brad Marcus’ options were terminated due to his resignation. Mr. Marcus was an employee of Swiftnet Limited, the Company’s wholly owned subsidiary.

Use of Proceeds

We will receive proceeds from the exercise of the abovementioned options, if and to the extent that any of these options are exercised. Such proceeds are expected to be used for general working capital and/or investment in equipment and/or acquisitions and/or other business development.

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

10.69	Management Agreement with I-55 Telecommunications, LLC dated October 12, 2005. (19)
10.70	Agreement - General Terms and Conditions with EBI Comm, Inc., dated January 1, 2006. (21)
10.71	Asset Purchase Agreement with Canufly.net, Inc., dated January 10, 2006. (21)
10.72	Stock Purchase Agreement dated May 10, 2006, by and among the Company, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited. (23)
10.73	Agreement dated May 25, 2006, by and among the Company and the shareholders of Equitalk.co.uk Limited. (24)
10.74	Securities Purchase Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.75	Registration Rights Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.76	Common Stock Purchase Warrant, dated June 19, 2006, by the Company in favor of the Purchasers. (25)
10.77	Escrow Agreement, dated June 19, 2006, by and between the Company, the Escrow Agent, and the Purchasers. (25)
10.78	Form of Indemnification Agreement between the Company and its Directors and Officers. (27)
10.79	Agreement to Purchase Promissory Note dated October 31, 2005, with Randall Wade James Tricou. (27)
10.80	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Tricou Construction. (27)
10.81	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Estates. (27)
10.82	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Utility. (27)
10.83	Agreement to Purchase Promissory Note dated February 3, 2006, with Danny Acosta. (27)
10.84	Letter Agreement dated November 15, 2005, with Oberon Securities, LLC. (27)
10.85	Letter Agreement dated June 15, 2006, with Oberon Securities, LLC. (27)
10.86	Second Amendment to Agreement and Plan of Merger (to acquire WS Telecom, Inc.), dated June 28, 2006. (27)
10.87	General Contract for Services dated January 1, 2005, by and between the Company and Swiftnet Limited. (27)

10.88	Service Agreement dated December 6, 2005, by and between the Company and Elite Financial Communications Group, LLC. (27)
10.89	Agreement for Market Making in Securities dated July 31, 2006, by and between the Company and Excellence Nessuah Stock Exchange Services Ltd. (27)
10.90	Shareholders Loan Agreement, dated September 27, 2006, by and between Auracall Limited, Swiftnet Limited, and Dan Kirschner. (28)
10.91	Service Agreement, dated November 7, 2006, by and between the Company and Institutional Marketing Services, Inc. (28)
10.92	Consultancy Agreement, dated November 20, 2006, by and between the Company and Crestview Capital Partners, LLP. (29)
10.93	Agreement dated December 24, 2006, by and between the Company, Halman-Aldubi Provident Funds Ltd., and Halman-Aldubi Pension Funds Ltd. [translation from Hebrew] (31)
10.94	First Amendment to Financial Services and Business Development Consulting Agreement dated February 8, 2007, by and between the Company and Dionysos Investments (1999) Ltd. (33)
10.95	Agreement dated February 8, 2007, by and between the Company, Swiftnet Limited, Campbeltown Business, Ltd., and Mr. Abraham Keinan. (33)
10.96	First amendment to General Contract for Services, dated March 14, 2007, by and between the Company and Swiftnet Limited. (34)
10.97	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Abraham Keinan. (34)
10.98	Consulting Agreement, dated March 28, 2007, between the Company and Abraham Keinan. (34)
10.99	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Guy Nissenson. (34)
10.100	Consulting Agreement, dated March 28, 2007, between the Company and Guy Nissenson. (34)
10.101	Settlement Agreement and Release dated May 31, 2007, by and among Embarq Logistics, Inc, Xfone USA, Inc. and the Company. (35)
10.102	Promissory Note dated May 31, 2007, by Xfone USA, Inc. (35)
10.103	Parent Guarantee dated as of May 31, 2007 by the Company in favor of Embarq Logistics, Inc. (35)
16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C to the Securities and Exchange Commission (20)
21.1	List of Subsidiaries (Amended) (26)
23	Consent of Stark, Winter, Scheinkein & Co., LLP. (37)
23.1	Consent of Chaifetz & Schreiber, P.C. (22.1) (30)
23.2	Consent of Gersten Savage LLP - incorporated in the legal opinion filed as Exhibit 5.
23.3	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006. (21.1)
23.4	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006. (21.1)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 registration statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 registration statement.
(4)	Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.’s Form 8-K.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 registration statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc.SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc.SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K/A #1.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(21.1)	Denotes previously filed exhibits: filed on February 7, 2006 with Xfone, Inc.’s Form SB-2 Amendment 3.
(22)	Denotes previously filed exhibit: filed on March 15, 2006 with Xfone, Inc.’s Form 8-K.
(22.1)	Denotes previously filed exhibit: filed on March 31, 2006 with Xfone, Inc.’s Form 10-KSB.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(26)	Denotes previously filed exhibits: filed on July 5, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(30)	Denotes previously filed exhibits: filed on November 30, 2006 with Xfone, Inc.’s Form SB-2.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(32)	Denotes previously filed exhibit: filed on February 5, 2007 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibit: filed on June 8, 2007 with Xfone, Inc.’s Form SB-2.
(37)	Denotes previously filed exhibit: filed on July 30, 2007 with Xfone, Inc.’s Form SB-2/A.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFONE, INC.

Date: August 14, 2007	By:	/s/ Guy Nissenson
Guy Nissenson President, Chief Executive Officer and Director (principal executive officer)

Date: August 14, 2007	By:	/s/ Niv Krikov
Niv Krikov Principal Accounting Officer, Treasurer and Chief Financial Officer (principal accounting and financial officer)