Form 10QSB
period 2007-09-30
XFONE INC
filed 2007-11-14
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

COMMISSION FILE NUMBER 001-32521

XFONE, INC.
(Name of small business issuer as specified in its charter)

Nevada	11-3618510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2506 Lakeland Drive, Suite 100
Flowood, MS 39232, USA
 (Address of principal executive offices) (Zip Code)

601.983.3800
(Issuer’s telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the Registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock: The issuer had 13,467, 928 shares outstanding as of November 13, 2007 (latest practicable date).

Transitional Small Business Disclosure Format (check one): Yes ☐ No☑

XFONE, INC. AND SUBSIDIARIES

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND CONDENSED NOTES (UNAUDITED) - PERIOD ENDED SEPTEMBER 30, 2007

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2007	2006
	Unaudited
CURRENT ASSETS:

Cash	$1,128,591	$1,218,392
Accounts receivable, net	9,893,600	7,584,504
Prepaid expenses and other receivables	2,324,113	1,488,579

Total current assets	13,346,304	10,291,475

INVESTMENTS	-	193,467

MINORITY INTEREST	86,913	305,050

LONG TERM RECEIVABLES	688,002	709,607

FIXED ASSETS, NET	5,598,554	4,466,048

OTHER ASSETS, NET	17,905,372	17,061,297

Total assets	$37,625,145	$33,026,944

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2007	2006
	Unaudited

CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$957,053	$1,963,406
Trade payables	8,614,356	6,710,052
Other liabilities and accrued expenses	4,386,424	2,416,168
Current maturities of obligations under capital leases	90,138	131,229

Total current liabilities	14,047,971	11,220,855

DEFERRED TAXES	311,330	177,333

NOTES PAYABLE	1,160,278	1,938,256

OBLIGATIONS UNDER CAPITAL LEASES	54,531	118,028

SEVERANCE PAY	158,205	100,213

Total liabilities	15,732,315	13,554,685

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value:
25,000,000 and 75,000,000 shares authorized at December 31, 2006 and September 30, 2007, respectively;
11,153,817 and 11,524,971 issued and outstanding at December 31, 2006 and September 30, 2007, respectively	11,525	11,154
Additional paid-in capital	19,885,022	19,009,694
Foreign currency translation adjustment	(1,482,965)	(1,380,701)
Stock compensation fund	(285,558)	(511,393)
Retained earnings	3,764,806	2,343,505

Total shareholders' equity	21,892,830	19,472,259

Total liabilities and shareholders' equity	$37,625,145	$33,026,944

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$35,298,441	$26,648,167	$12,144,919	$9,654,252
Cost of revenues	15,232,960	16,348,972	4,909,717	5,647,202

Gross profit	20,065,481	10,299,195	7,235,202	4,007,050

Operating expenses:
Research and development	38,245	31,770	6,449	10,590
Marketing and selling	8,598,893	2,661,663	3,124,387	1,120,273
General and administrative	9,102,552	6,802,401	3,255,822	2,456,973

Total operating expenses	17,739,690	9,495,834	6,386,658	3,587,836

Operating profit	2,325,791	803,361	848,544	419,214

Financing expenses, net	(380,347)	(338,724)	(73,652)	(139,100)
Equity income (loss) from affiliated company	132,868	(11,187)	20,283	(147,450)
Loss from a change of holding of affiliated company	-	(56,194)	-	-
Other income	-	64,361	-	20,930

Income before minority interest and taxes	2,078,312	461,617	795,175	153,594

Minority interest	(218,138)	79,727	(45,007)	67,156

Income before taxes	1,860,174	541,344	750,168	220,750

Tax benefits (expense)	(438,873)	23,236	(184,701)	(9,833)

Net income	$1,421,301	$564,580	$565,467	$210,917

Earnings Per Share:
Basic	$0.124	$0.06	$0.049	$0.02

Diluted	$0.124	$0.06	$0.049	$0.02

Weighted average shares outstanding:
Basic	11,495,871	9,615,690	11,528,181	10,966,100

Diluted	11,495,871	10,075,460	11,528,181	11,425,870

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flow from operating activities
Net income	$1,421,301	$564,580
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	823,384	690,865
Compensation in connection with the issuance of warrants and options	225,835	178,951
Minority interest	218,138	(79,727)
Loss from a change of holding of affiliated company	-	56,194
Equity in earnings of affiliated company	(132,868)	11,187
Increase in account receivables	(1,135,322)	(973,558)
Decrease in severance pay	71,950	26,122
Decrease (increase) in other receivables	(688,233)	402,270
Increase (decrease) in trade payables	933,978	(614,165)
Increase (decrease) in other payables	1,401,202	(925,611)
Increase in deferred taxes	125,165	-

Net cash provided by (used in) operating activities	3,264,530	(662,892)

Cash flow from investing activities
Purchase of equipment	(881,096)	(1,283,918)
Net cash acquired from the acquisition of Story Telecom	-	63,024
Net cash acquired from the acquisition of Equitalk.co.uk Limited	-	155,030
Change in other assets and long-term receivables	4,954	(543,893)
Acquisition of EBI Comm, Inc.	-	(13,141)
Acquisition of Canufly.net, Inc.	-	(332,730)
Acquisition of I-55 Internet Services, Inc.	-	(100,485)
Acquisition of I-55 Telecommunications, LLC	-	(29,019)
Acquisition of Auracall Limited	(527,339)	-

Net cash used in investing activities	(1,403,481)	(2,085,132)

Cash flow from financing activities
Repayment of long term loans from banks and others	(1,222,027)	(1,538,973)
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	853,648	1,210,104
Proceeds from long term loans from banks	20,419	181,306
Proceeds from issuance of convertible notes	-	50,796
Proceeds from exercise of options	22,050	-
Decrease (increase) in capital lease obligation	(83,300)	-
Increase (decrease) in short term loan and bank credit	(1,338,704)	24,241

Net cash provided by (used in) financing activities	(1,747,914)	(72,526)

Effect of exchange rate changes on cash and cash equivalents	(202,936)	(190,155)

Net increase (decrease) in cash	(89,801)	(3,010,705)

Cash at the beginning of the period	1,218,392	4,697,090

Cash at the end of the period	$1,128,591	$1,686,385

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007 (Unaudited)

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

Xfone's holdings in subsidiaries are as follows:

-	Swiftnet Limited ("Swiftnet") - wholly owned U.K. subsidiary.

-	Equitalk.co.uk Limited ("Equitalk") - wholly owned U.K. subsidiary.

-	Auracall Limited ("Auracall") - wholly owned U.K. subsidiary.

-	Xfone USA, Inc. and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. - wholly owned U.S. subsidiary.

-
Story Telecom, Inc. and its two wholly owned subsidiaries, Story Telecom Limited and Story Telecom (Ireland) Limited (which was dissolved on February 23, 2007) (collectively, "Story Telecom") - majority owned U.S. subsidiary, in which Xfone holds a 69.6% ownership share.

-	Xfone 018 Ltd. ("Xfone 018") - majority owned Israeli subsidiary in which Xfone holds a 69% ownership share.

B.
On August 15, 2007, the Company, Swiftnet, and the majority shareholder of Auracall ("Majority Shareholder") entered into a definitive Share Purchase Agreement, pursuant to which Swiftnet purchased from the Majority Shareholder the 67.5% equity interest in Auracall, thereby increasing Swiftnet’s ownership interest in Auracall from 32.5% to 100%. The purchase price for the shares was £810,918 (approximately $1,616,158), payable as follows: £500,000 (approximately $996,500) was paid in cash upon signing of the Share Purchase Agreement, and the remaining £304,000, plus interest of £6,918 (approximately $619,658), is payable in monthly installments which commenced in September 2007 and will continue through March 2008. In connection with the acquisition, Auracall and Swiftnet entered into an Inter-Company Loan Agreement, pursuant to which Auracall agreed to lend Swiftnet £850,000 (approximately $1,694,050) for the sole purpose of and in connection with Swiftnet’s acquisition of the Auracall shares.  The loan is unsecured, bears interest at a rate of 5% per annum, and is to be repaid in five years, but may be repaid earlier without charge or penalty.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007 (Unaudited)

Note 1 - Organization and Nature of Business (Cont.)

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of August 15, 2007:

Auracall Limited	GBP	U.S.$
Current Assets, excluding cash acquired	£440,539	$875,510
Fixed assets	15,121	30,051
Total Assets acquired	455,660	905,561

Current liabilities	512,352	1,018,229

Net liabilities assumed	(56,692)	(112,668)

Acquired net assets (67.5%)	(38,267)	(76,051)

Purchase price:
Cash acquired, net	117,513	233,541
Deferred liabilities	304,000	604,158
Acquisition costs	27,993	55,632
	449,506	893,331

Goodwill	£487,773	$969,382

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007 (Unaudited)

Note 2 - Significant Accounting Policies (Cont.)

B.	Foreign Currency Translation

Effective January 1, 2007, the Company changed its functional and reporting currency from the Great Britain Pounds ("GBP") to the U.S. dollar for the reason that a majority of the Company's transactions and balances are denominated in U.S. dollars. Consistent with SFAS No. 52, "Foreign Currency Translation" ("SFAS No. 52"), the change in functional currency will be accounted for prospectively; therefore, there is no effect on the historical consolidated financial statements. The translated amounts for non-monetary assets at December 31, 2006, became the accounting basis for those assets as of January 1, 2007.

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

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are re-measured into U.S. dollars in accordance with SFAS No. 52. All gains and losses of the re-measurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate. The Company's functional currency is US$, the Company's financial records are maintained in US$, and the Company's financial statements are prepared in US$. The functional currency of Swiftnet, Equitalk, Story Telecom and Auracall is GBP, the financial records of these subsidiaries are maintained in GBP and the financial statements of these subsidiaries are prepared in GBP. The functional currency of Xfone 018 is New Israeli Shekel ("NIS"), the financial records of Xfone 018 are maintained in NIS, and the financial statements of Xfone 018 are prepared in NIS.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $1,059,259 and $2,520,348 at September 30, 2007 and December 31, 2006, respectively.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007 (Unaudited)

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

Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. The Company previously applied APB 25, “Accounting for Stock Issued to Employees” and related interpretations and provided the required pro forma disclosures required under SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased or cancelled after the effective date of SFAS 123(R). The Company use the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of its common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations.

G.	Reclassification

Certain prior period balances in the consolidated statement of cash flows were reclassified to appropriately present net cash used in operating activities and effect of exchange rate changes on cash and cash equivalents. The reclassification had no effect on previously reported net income and shareholders' equity.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007 (Unaudited)

Note 3 - Capital Structure

A.   On January 16, 2007, and in conjunction with a December 24, 2006 Securities Purchase Agreement the Company issued an aggregate of 172,414 warrants to Halman-Aldubi Provident Funds Ltd. and Halman-Aldubi Pension Funds Ltd. The warrants are exercisable on a one to one basis into restricted shares of the Company's common stock, at an exercise price of $3.40 per share, and have a term of five years.

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

B.    On March 20, 2007, following the closing in 2006 and due to the satisfaction of certain earnout provisions in the Asset Purchase Agreement by and among Xfone USA, Inc. and Canufly.net, Inc., the Company issued to the shareholders of Canufly.net an aggregate of 20,026 additional restricted shares of our common stock and 14,364 warrants exercisable at $2.98 per share for a period of five years. The issuance of the stocks and warrants was accounted as purchase price of Canufly.net in 2006.

C.    During May 2007, 6,300 options under the Company's 2004 Stock Option Plan were exercised at an exercise price of $3.5 per option.

Note 4 - Commitments and Contingent liabilities

A.
Swiftnet Limited, the Company’s wholly-owned U.K. based subsidiary, was served with a claim on October 11, 2005 that was filed by MCI WorldCom Limited (“MCI”) in an English court for the sum of £1,640,440 ($3,398,992) plus interest accruing at a daily rate of £401 ($831) which at the date of claim had amounted to £92,317 ($191,281). MCI’s claim is for telecommunication services MCI claims it provided to Swiftnet. Swiftnet has been in dispute with MCI regarding amounts due to MCI for telecommunications services provided by MCI to Swiftnet. Swiftnet alleges that the disputed charges were improperly billed by MCI to its account for a long time and therefore MCI should credit Swiftnet for a certain amount of the claim. Swiftnet has defended the claim by stating that in relation to the invoices that MCI is claiming remain unpaid, £307,094 ($636,299) is not justified according to the rates agreed at various meetings and equates to an over-billing by such amount, although Swiftnet does not have written evidence for many of the agreed rates. Swiftnet has also submitted a counterclaim stating that it is owed a further £671,111 ($1,390,542) in credits in relation to amounts paid on account and wrongly attributed by MCI to over-billed invoices. Swiftnet is claiming that the amounts owed by MCI to Swiftnet in this regard should be set off against any amounts being claimed by MCI in the dispute. There is a further counterclaim for additional accounting costs and loss of management time incurred by Swiftnet due to the incorrect billing. Our financial statements carry the full amount Swiftnet has calculated that it owes to MCI based on the data held in Swiftnet’s billing systems.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007 (Unaudited)
Note 4 - Commitments and Contingent liabilities (Cont.)

B.
On June 4, 2007, the Company was informed that Gilad Amozeg, a former officer of the Company had filed a complaint with the United States Department of Labor - Occupational Safety and Health Administration ("OSHA") alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002.  The complaint alleged that Mr. Amozeg was terminated from his position as Chief Financial Officer of the Company as a result of his purportedly engaging in “protected activity” as defined under Section 806 of the Sarbanes-Oxley Act, and sought reinstatement of Mr. Amozeg’s position with the Company and damages from the Company.  On June 20, 2007, the Company notified OSHA, in writing through counsel, that because the statute in question does not apply extraterritorially to employees outside of the United States, OSHA has no jurisdiction over the complaint, which should be dismissed on that basis alone.  In addition, the Company denies that Mr. Amozeg’s termination was the result of any statutory “protected activities” or for any improper reason and asserts that the termination related to Mr. Amozeg's inability to properly perform his job responsibilities.  By letter dated July 18, 2007, OSHA dismissed the complaint, informing the parties that "[f]ollowing an investigation," it had found "no reasonable cause to believe that [the Company] violated [the statute in question]" because Mr. Amozeg was "not an employee covered under [the statute]."  Mr. Amozeg had thirty days from his counsel's receipt of that dismissal to file objections and request a hearing before a Department of Labor Administrative Law Judge. Mr. Amozeg did not do so and the dismissal therefore became final and not subject to judicial review.

C.
On July 25, 2007, the Company received notification of a claim filed on July 23, 2007 by Nir Davison with the United Kingdom Employment Tribunals, against Story Telecom Limited, the Company’s majority-owned subsidiary, alleging wrongful termination of his employment as Managing Director. The claim does not seek any specific damages. On August 21, 2007, the Company responded to the United Kingdom Employment Tribunal by rejecting Mr. Davison's claim. The Company intends to vigorously defend the claim.

Note 5 - Marketing and Selling

Marketing and selling expenses consists of commissions to agents and resellers. Other marketing and selling expenses are related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses.

Commission expenses to Auracall Limited were $3,018,221 and $282,563 for the nine month and three month periods ended September 30, 2007, respectively. As indicated in Note 1(B), effective August 15, 2007, the financial results of Auracall are consolidated into the financial reports of the Company.

Note 6 - Capital Structure, Stock Options
	Nine months ended September 30, 2007
	Number of options	Weighted average exercise price
Options outstanding at the beginning of the period	5,350,000	$3.69
Granted (a)	740,000	$3.31
Exercised	(6,300)	$3.50
Forfeited	(368,700)	$3.50
Options outstanding at the end of the period	5,715,000	$3.65

Options vested and exercisable	3,609,375	$3.50

Weighted average fair value of options granted		$1.13

(a) Include options under contractual obligation as specified in note 6(D).

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007 (Unaudited)
Note 6 - Capital Structure, Stock Options (Cont.)

The following table summarizes information about options outstanding and exercisable at September 30, 2007:
	Options Outstanding
Range price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price

3.50 - 4.62	3,609,375 (a)	4.57	$3.50

(a) Includes options under contractual obligation as specified in note 6(D).

A.
On June 5, 2007, the Company’s Board of Directors approved a grant of 20,000 options to Israel Singer, an Independent Director and a member of the Audit Committee of the Company's Board of Directors and a grant of 20,000 options to Morris Mansour, an Independent Director of the Company. The options were granted under and subject to the Company’s 2004 Stock Option Plan with the following terms: Date of Grant - June 5, 2007; Exercise Price - $3.50 per share; Vesting Date - 12 months from the Date of Grant; Expiration Date - 5 years from the Vesting Date.

B.
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

C.
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

D.
On August 26, 2007, the Company entered into a contractual obligation to grant the General Manager of Xfone 018 the following number of options to purchase shares of the Company’s common stock under the Company’s 2007 Stock Incentive Plan, (which was adopted by the Company's Board of Directors on October 28, 2007, subject to approval of the Company's stockholders, and which will be presented to the stockholders for a vote at the upcoming annual meeting of the Company's stockholders (the “Plan”)):

i.
Within 30 days of adoption of the Plan, the Company will grant options to purchase 300,000 shares of common stock, at an exercise price of $3.50 per share, of which (i) options to purchase 75,000 shares will vest on August 26, 2008,; and (ii) options to purchase 18,750 shares will vest at the end of every 3 month period thereafter.

ii.
At the end of each calendar year between 2008 and 2011, and upon the achievement by Xfone 018 100% of its Targets (as defined in the General Manager's employment contract) for each such year, the General Manager of Xfone 018 will be granted options to purchase 25,000 shares of the Company’s common stock under the Plan, for an exercise price of $3.50 per share, which will be exercisable 30 days after the Company publishes its annual financial statements for such year.

The options will expire 120 days after termination of employment with Xfone 018.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007 (Unaudited)

Note 7 - Segment Information

Geographical segments

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
United Kingdom	$19,802,430	$11,549,027	$7,228,240	$4,467,370
United States	9,416,464	11,202,569	2,805,506	3,801,198
Israel	6,079,547	3,896,571	2,111,173	1,385,684

Total revenues	35,298,441	26,648,167	12,144,919	9,654,252

Cost of revenues:
United Kingdom	8,599,767	8,252,250	2,848,568	2,754,552
United States	4,454,359	5,559,809	1,308,870	2,005,253
Israel	2,178,834	2,536,913	752,279	887,397

Total cost of revenues	15,232,960	16,348,972	4,909,717	5,647,202

Direct gross profit:
United Kingdom	11,202,663	3,296,777	4,379,672	1,712,818
United States	4,962,105	5,642,759	1,496,636	1,795,945
Israel	3,900,713	1,359,659	1,358,894	498,287

	20,065,481	10,299,195	7,235,202	4,007,050

Operating expenses:
United Kingdom	9,871,602	2,218,097	4,037,476	1,139,301
United States	4,383,633	4,663,520	1,254,060	1,441,640
Israel	2,109,371	1,534,613	794,429	526,333

	16,364,606	8,416,231	6,085,965	3,107,274

Operating Profit (Loss)
United Kingdom	1,331,061	1,078,680	342,196	573,517
United States	578,472	979,239	242,576	354,305
Israel	1,791,342	(174,954)	564,465	(28,046)

	3,700,875	1,882,964	1,149,237	899,776

Operating expenses related to the Headquarters in the US	1,375,084	1,079,604	300,693	480,562

Operating Profit	$2,325,791	$803,361	$848,544	$419,214

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007 (Unaudited)

Note 8 – Subsequent events

A.	Equity investment

1.
On October 23, 2007, the Company entered into Subscription Agreements with 15 investors affiliated with Gagnon Securities, Inc. which agreed to purchase an aggregate of 1,000,000 shares of the Company's common stock at a price of $3.00 per share, for a total subscription amount of $3,000,000. The 1,000,000 shares were issued on November 6, 2007.

2.
On November 4, 2007, the Company entered into Subscription Agreements with: (i) XFN - RLSI Investments, LLC, an entity affiliated with Richard L. Scott Investments, LLC, a U.S. institutional investor, which agreed to purchase 250,000 shares of the Company's common stock at a price of $3.00 per share, for a total subscription amount of $750,000 (the “U.S. Offering”); and (ii) certain Israeli institutional investors, which agreed to purchase an aggregate of 700,000 shares of the Company's common stock, at a price of $3.00 per share, for a total subscription amount of $2,100,000 (the “Israeli Offering”). The 950,000 shares were issued on November 13, 2007.

The U.S. Offering was made by the Company acting without a placement agent.

The Israeli Offering was made by the Company with the services of First International & Co. - Underwriting & Investments Ltd., one of the Israeli investors, acting as placement agent, for which it is entitled to a placement fee equal to 5% of the gross proceeds of the Israeli Offering.  In addition, the Company will pay its consultant, Dionysos Investments (1999) Ltd. a success fee equal to 0.5% of the gross proceeds of the Israeli Offering.

B.	Cancellation of shares and warrants issued to the former shareholders of I-55 Telecommunications, LLC

In conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Telecommunications, LLC, we issued a total of 223,702 shares of our common stock valued at $671,687 and 79,029 warrants exercisable for a period of five years into shares of our common stock, with an exercise price of $3.38 (the “Xfone Stock and Warrant Consideration”). A portion of the Xfone Stock and Warrant Consideration issued at closing was placed in an escrow. The Company determined a breach of the representations and warranties in the Merger Agreement resulting from the failure of I-55 Telecommunications to disclose the liability due and payable to the Louisiana Universal Service Fund (“LA USF”) through the period of October 2005, at which time Xfone USA undertook the management role of I-55 Telecommunications.  Pursuant to Section 1(g) of the Escrow Agreement dated as of March 31, 2006 by and among Xfone USA, the Escrow Agent, and the President and Sole Member of I-55 Telecommunications, and in accordance with Article 6.02 of the Merger Agreement, Xfone USA notified the other parties that it believed that it had suffered a loss of $30,626 pursuant to the provisions of Article 6.02 of the Merger Agreement dated as of August 26, 2005. Having not received any response from the President and Sole Member of I-55 Telecommunications, nor from his counsel, on October 15, 2007, and after the allotted response time allowed, Xfone USA instructed the Escrow Agent (Trustmark National Bank) to deliver from the Escrow Fund of the President and Sole Member of I-55 Telecommunications, to the Company, 7,043 shares of Common Stock and 4,838 Xfone Stock Warrants. The 7,043 shares of Common Stock and 4,838 Xfone Stock Warrants were returned to the Company for cancellation on October 31, 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

The information set forth in Management's Discussion and Analysis or Plan of Operation ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the our revenues and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends" or "expects." These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

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

OVERVIEW

Xfone, Inc. was incorporated in Nevada, U.S.A. in September 2000. We are a holding company providing international voice, video and data communications services with operations in the United Kingdom, the United States and Israel offering a wide range of services, including: local, long distance and international telephony services; prepaid and postpaid calling cards; cellular services; Internet services; messaging services (Email/Fax Broadcast, Email2Fax and Cyber-Number); and reselling opportunities. We serve customers worldwide. In February 2007, we moved our principal executive offices to Flowood, Mississippi, sharing executive office space with our wholly owned U.S. subsidiary, Xfone USA, Inc.

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

Throughout 2005 and early 2006, we executed on the Company’s Mergers and Acquisitions expansion plans. On August 18, 2005, we entered into an Agreement and Plan of Merger to acquire I-55 Internet Services, Inc., a Louisiana corporation that provided Internet access and related services, including network services, website design, hosting and other Internet access services, throughout the Southeastern United States. The acquisition was completed on March 31, 2006. Xfone USA now provides bundled services of voice and data (broadband Internet) to customers throughout its service areas. On August 26, 2005, we also entered into an Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC, a Louisiana corporation that provided voice, data and related communications services throughout Louisiana and Mississippi to both individuals and businesses. Prior to the merger with and into Xfone USA, I-55 Telecommunications was a licensed facility based CLEC operating in Louisiana and Mississippi with a next generation class 5 carrier switching platform. As a result of the merger, Xfone USA has now expanded its On-Net (facilities) service area, into New Orleans, Louisiana and surrounding areas, including Hammond, Louisiana and Baton Rouge, Louisiana. Xfone USA has expanded its sales offices to include New Orleans, in an effort to continue revenue growth and increase market share in the revitalized city, as well as into Biloxi, Mississippi, Hammond, Louisiana and Baton Rouge, Louisiana. This merger also provides for a unique opportunity for Xfone USA to gain continued market share, by utilizing its existing network and to expand its facilities into these markets becoming a primary alternative to the monopoly Incumbent Local Exchange Company.

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

On August 15, 2007, we, Swiftnet Limited, our wholly owned U.K.-based subsidiary ("Swiftnet”), and Dan Kirschner entered into a definitive Share Purchase Agreement, pursuant to which Swiftnet purchased from Mr. Kirschner the 67.5% equity interest in Auracall Limited (“Auracall”) that he beneficially owned, thereby increasing Swiftnet’s ownership interest in Auracall from 32.5% to 100%. Swiftnet had acquired the 32.5% interest in Auracall through several transactions that occurred since October 16, 2001. Auracall provides services such as the “Free Time” service which allows any individual with a BT line to make international calls at a lower cost and without prepayment for setting up an account with another carrier and the “T-Talk” service which allows any individual with a mobile phone to make international calls at a lower cost by purchasing calling credit via a Premium Rate Text.

Financial Information - Percentage of Revenues
	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Revenues	100%	100%	100%	100%
Cost of Revenues	43.2%	61.4%	40.4%	58.5%
Gross Profit	56.8%	38.6%	59.6%	41.5%
Operating Expenses:
Research and Development	0.1%	0.1%	0.1%	0.1%
Marketing and Selling	24.4%	10.0%	25.7%	11.6%
General and Administrative	25.8%	25.5%	26.8%	25.4%
Total Operating Expenses	50.3%	35.6%	52.6%	37.2%
Income before Taxes	5.3%	2.0%	6.2%	2.3%
Net Income	4.0%	2.1%	4.7%	2.2%

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Revenues.  Revenues for the nine months ended September 30, 2007 increased 32.5% to $35,298,441 from $26,648,167 for the same period in 2006. The increase of $8,650,274 in the consolidated revenues is attributed to the $8,253,403 increase in our revenues in the United Kingdom and $2,182,976 increase in the Israeli market, which is offset by a $1,786,105 decrease in revenues in the United States.

Revenues in the United Kingdom for the nine months ended September 30, 2007 increased 71.5% to $19,802,430 from $11,549,027 for the same period in 2006. Approximately $2,350,000 of the increase was contributed by Story Telecom which was consolidated for the first time during the second quarter of 2006, and Equitalk which was consolidated for the first time during the third quarter of 2006. The remainder of the increase in the revenues is attributed to increased marketing activity and on-going product improvements.

Revenues in the United States for the nine months ended September 30, 2007 decreased 15.91% to $9,416,464 from $11,202,569 for the same period in 2006. The decrease is primarily due to attrition of residential customer base.

Revenues in Israel for the nine months ended September 30, 2007 increased 56.0% to $6,079,547 from $3,896,571 for the same period in 2006. This increase is mainly attributed to increase of our market share and strategic change in our pricing policy to segregate between registered and unregistered users while remaining competitive in the market.

Our primary geographic markets are the United Kingdom, the United States and Israel.  However, we serve customers worldwide.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues for the nine months ended September 30, 2007 decreased 6.8% to $15,232,960 from $16,348,972 for the same period in 2006. The decrease in the cost of revenues is primarily attributed to the operations in the United States as a result of the decrease in the revenues from the same territory. Cost of revenues as a percentage of revenues in the nine months ended September 30, 2007 decreased to 43.2% from 61.4% in the same period in 2006.

As a result of ongoing product improvements, an increase in the sales of higher margin services and strategic change in our pricing policy to segregate between registered and unregistered users in Israel, we achieved a decrease in cost of revenues as percentage of revenues in all our geographic markets, and primarily in the U.K. and Israel where cost of revenues as percentage of revenues decrease to 43.4% and 35.8%, respectively, in the nine months ended September 30, 2007, compared to 71.5% and 65.1%, respectively, in the same period in 2006.

Research and Development. Research and development expenses for the nine months ended September 30, 2007 and for the same period in 2006 were 0.1% of total revenues. The research and development activities are located in the U.K only and we estimate that the research and development expenses will remain at substantially the same level through the end of 2007.

Marketing and Selling Expenses. Marketing and selling expenses consist primarily of commissions to agents and resellers. Other marketing and selling expenses are related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the nine months ended September 30, 2007 increased 223.1% (or $5,937,230) to $8,598,893 from $2,661,663 for the same period in 2006. The increase in the marketing and selling expenses is primarily attributed to our operations in the U.K and Israel. Approximately $5,250,000 of the increase is attributed to agents' commission payable by Swiftnet, $5,075,000 of which was payable to Auracall Limited, in the period before Auracall became a wholly owned subsidiary. Approximately $725,000 of the increase is attributed to the selling and marketing activities of Story Telecom which was consolidated for the first time during the second quarter of 2006, and Equitalk which was consolidated in our financial statements during July 2006. Approximately $500,000 of the Marketing and Selling expenses is attributed to the launch of marketing campaign in Israel. Marketing and selling expenses as a percentage of revenues increased to 24.4% for the nine months ended September 30, 2007 from 10.0% for the same period in 2006.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2007 increased 33.8% to $9,102,552 from $6,802,401 for the same period in 2006. This increase is mainly due to increase in payroll expenses in the U.K., U.S. and Israel. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel and consulting fees.

Financing Expenses. Financing expenses, net, for the nine months ended September 30, 2007 increased 12.3% to $380,347 from $338,724 for the same period in 2006. The increase in the financial expenses is attributed to the effect of fluctuation in the exchange rate of the NIS and the GBP on liabilities of Xfone 018. In addition, financing expenses consist primarily of interest expenses on our interest bearing obligations.

Net Income. Net income for the nine months ended September 30, 2007 was $1,421,301 compared to $564,580 for the same period in 2006.

Earning Per Share. Diluted net profit per share of common stock for the nine months ended September 30, 2007 was $0.124, compared to $0.059 for the same period in 2006.

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Revenues.  Revenues for the quarter ended September 30, 2007 increased 25.8% to $12,144,919 from $9,654,252 for the same period in 2006. This increase in the consolidated revenues is attributed to an increase of $2,760,870 in the U.K, increase of $725,489 in Israel and is offset by a decrease of $995,692 in the revenues in the United States.

Revenues in the United Kingdom for the quarter ended September 30, 2007 increased 61.8% to $7,228,240 from $4,467,370 for the same period in 2006. The increase in the revenues is attributed to increase in the sales of Swiftnet's and Story Telecom's products by the introduction of new products to satisfy the changes in the market as well as increased marketing activity and on-going product improvements.

Revenues in the United States for the quarter ended September 30, 2007 decreased 26.2% to $2,805,506 from $3,801,198 for the same period in 2006. The decrease in the revenues is primarily due to attrition of residential customer base.

Revenues in Israel for the quarter ended September 30, 2007 increased 52.4% to $2,111,173 from $1,385,684 for the same period in 2006. This increase is mainly attributed to increase of our market share and strategic change in our pricing policy to segregate between registered and unregistered users while remaining competitive in the market.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues for the quarter ended September 30, 2007 decreased 13.1% to $4,909,717 from $5,647,202 for the same period in 2006. The decrease in the cost of revenues is primarily attributed to the operations in the United States and Israel. Cost of revenues as a percentage of revenues in the quarter ended September 30, 2007, decreased to 40.4% from 58.5% in the same period in 2006.

The decrease in cost of revenues as percentage of revenues is attributed to all markets and was achieved as a result of ongoing product improvements and an increase in the sales of higher margin services. In Israel, the decrease in cost of revenues is mainly attributed to the strategic change in our pricing policy to segregate between registered and unregistered users while remaining competitive in the market. Cost of revenues as percentage of revenues in the U.K., United States and Israel decrease to 39.4%, 46.7% and 35.6%, respectively, in the quarter ended September 30, 2007, compared to 61.7%, 52.8% and 64.0%, respectively, in the same period in 2006.

Research and Development. Research and development expenses for the quarter ended September 30, 2007 and for the same period in 2006 were 0.1% of total revenues. We estimate that the research and development expenses will remain at substantially the same level during the last quarter of 2007.

Marketing and Selling Expenses. Marketing and selling expenses consist primarily of commissions to agents and resellers. Other marketing and selling expenses are related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the quarter ended September 30, 2007 increased 178.9% (or $2,004,114) to $3,124,387 from $1,120,273 for the same period in 2006. The increase in the marketing and selling expenses is primarily attributed to our operations in the U.K. Approximately $250,000 of the Marketing and Selling expenses is attributed to the launch of marketing campaign in Israel. Marketing and selling expenses as a percentage of revenues increased to 25.7% for the quarter ended September 30, 2007 from 11.6% for the same period in 2006.

General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2007 increased 32.5% to $3,255,822 from $2,456,973 for the same period in 2006. This increase is mainly due to increase in payroll expenses in the U.K., U.S. and Israel. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel and consulting fees.

Financing Expenses. Financing expenses, net, for the quarter ended September 30, 2007 decreased 47.1% to $73,652 from $139,100 for the same period in 2006. Financing expenses consist primarily of interest expenses on our interest bearing obligations and the effect of changes in the exchange rate of the NIS and the GBP on our outstanding assets and liabilities.

Net Income. Net income for the quarter ended September 30, 2007 was $565,467 compared to $210,917 for the same period in 2006.

Earning Per Share. Diluted net profit per share of common stock for the quarter ended September 30, 2007 was $0.049, compared to $0.018 for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of September 30, 2007, amounted to $1,128,591 compared to $1,218,392 as of December 31, 2006, a decrease of $89,801. Net cash provided by operating activities in the nine months ended September 30, 2007, was $3,264,530. Cash used for investing activities in the nine months ended September 30, 2007, was $1,403,481. Net cash used in financing activities for the nine months ended September 30, 2007, was $1,747,914, mainly attributable to issuance of shares and warrants for cash of $853,648, the repayment of financial obligations of $1,222,027 and the decrease in short-term bank credit of $1,338,704.

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

The minimum future lease payments are:

Date	U.S. Dollar
2007	$26,562
2008	$82,082
2009	$36,025

We will continue to finance our operations and fund the current commitments for capital expenditures mainly from the cash provided from operating activities and from private and/or public placements.

On April 18, 2002 Bank Leumi (UK) plc issued company credit cards to two directors of Swiftnet Limited, and by way of securing the balances on these cards, took a First Party Charge over Swiftnet to the sum of £50,000 ($105,477).

As of April 10, 2003, Equitalk.co.uk Limited, our U.K. based subsidiary since July 2006, has received loan facilities from Barclays Bank plc in the form of a Government Small Firms Loan Guarantee Scheme Loan Agreement whereby Barclays would lend Equitalk £150,000 ($316,432). The loan plus interest is repaid monthly and payments are up to date. As part of the agreement a Debenture charge was raised on all the assets of Equitalk. There was no drawn balance as of September 30, 2007.

Our U.S. subsidiary, Xfone USA, Inc., has certain loan facilities with certain liens on our fixed assets in the form of installment loan agreements. The total aggregate amount of these loans as of September 30, 2007 is $866,667.

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

Our Israel based subsidiary, Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel in order to finance its activities. As of September 30, 2007, the credit facilities include a revolving credit line of 500,000 NIS ($127,324), a short-term credit line of 2,250,000 NIS ($572,956), and long-term credit line of 1,290,000 NIS ($328,495). In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS ($802,139) to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; (b) a fixed charge on its telecommunication equipment (including switches); (c) subordination of a Term Note of $800,000. This Term Note was executed in July 2004 by Xfone 018 in our favor; (d) assignment of rights by way of pledge on the Partner Communications Company Ltd. contract, the Cellcom Israel Ltd. contract, the Pelephone Communications Ltd. contract, and the credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson, which includes a pledge on 1,000,000 shares of our common stock owned by Mr. Keinan, and an undertaking to provide Bank Hapoalim with an additional financial guarantee of up to $500,000 under certain circumstances. We agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral; (f) We and Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank; (g) subordination of the Minority Partner Loan (as defined below). As of September 30, 2007, we have a balance due of 2,600,206 NIS ($647,946) under the credit facility.

According to an agreement between us, Xfone 018 Ltd. and our 26% minority interest partner in Xfone 018 (the “Minority Partner”), the Minority Partner provided in 2004 a bank guarantee of 10,000,000 NIS ($2,546,473) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee we gave in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the agreement, we agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge.

According to the above-mentioned agreement with the Minority Partner, the Minority Partner provided in the fourth quarter of 2004, a shareholder loan of approximately $400,000 to Xfone 018 (the “Minority Partner Loan”). The Minority Partner Loan is payable after four years with annual interest of 4% and linkage to the Israeli consumer price index. As of September 30, 2007, the balance of the Minority Partner Loan is 1,914,250 NIS ($487,459).

As of September 30, 2007, we provided to Xfone 018 a shareholder loan in an aggregate amount of $1,231,651.

As of September 30, 2007, our Israeli subsidiary activities were financed by the shareholders loans and by using 2,600,206 NIS ($647,946) of the credit facility from Bank Hapoalim.

On September 27, 2005, we entered into a Securities Purchase Agreement for a $2,000,000 financial transaction with Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment, which took the form of a convertible term note secured by our United States assets, has a 3 year term and bears interest at a rate equal to prime plus 1.5% per annum. The Term Note is convertible, under certain conditions, into shares of our common stock at an initial conversion price equal to $3.48 per share. In conjunction with the financial transaction, we issued to Laurus Master Fund 157,500 warrants which are exercisable at $3.80 per share for a period of five years. The closing of the financing was on September 28, 2005. As of August 1, 2007, Laurus Master Fund, Ltd. assigned to Valens U.S. SPV I, LLC a principal amount equal to $169,925 of the Term Note, and to Valens Offshore Fund SPV I, Ltd. a principal amount equal to $549,289 of the Term Note. Net proceeds from the financing were mainly used for procurement of capital equipment and general working capital purposes for us and Xfone USA, eXpeTel Communications and Gulf Coast Utilities, Inc. The conversion of the Term Note will result in dilution in the percentage of common stock owned by our existing shareholders, although the conversion price was in excess of the net tangible book value per share and accordingly was not economically dilutive. The potential or actual resale of the shares underlying the note could have an adverse effect on the price of our common stock. The balance as of September 30, 2007 due to Laurus Master Fund and assigns is $866,667.

On September 27, 2006, a Shareholders Loan Agreement was entered by and between Auracall Limited, at that time an affiliated entity and currently a wholly owned subsidiary, Swiftnet Limited, a wholly owned U.K. subsidiary and the former Managing Director of Auracall who held 67.5% of Auracall. As part of this agreement, Swiftnet agreed to provide a loan of £24,000 ($50,629) to Auracall, free of interest, to be repaid within one year. The loan was funded on October 13, 2006, and repaid by Auracall in full on May 10, 2007.

On August 24, 2006, we announced by Press Release that we had filed with the Israel Securities Authority (“ISA”) and the Tel Aviv Stock Exchange (“TASE”) a preliminary draft prospectus for a proposed public offering of convertible debentures to be listed and traded on the TASE (the “Proposed Public Offering”). The total amount proposed to be raised in the Proposed Public Offering was approximately $12 million. The Proposed Public Offering was subject to the approval of the ISA and the TASE, as well as the execution of an underwriting agreement and final pricing. On November 9, 2006 we were informed that the TASE decided to seek a No-Action Letter from the U.S. Securities and Exchange Commission (the “No-Action Letter”) and that until the No-Action Letter is granted to the TASE the Proposed Public Offering is delayed. On May 7, 2007, we were informed by the TASE that the No-Action Letter had not yet been granted. We recently raised $2,100,000 from institutional investors in Israel from the sale of shares of our common stock, and continue to consider additional private/public offerings in Israel in order to raise additional capital as needed.

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

Our subsidiary, Xfone USA, Inc. was receiving services from Embarq Logistics, Inc. ("Embarq") related to the installation of certain collocation facilities in Mississippi. Certain disputes arose between the parties as to the scope of the work, the manner in which it was carried out and the timeliness of completion, and the parties agreed that Xfone USA had accrued an aggregate of $830,000 in liabilities to Embarq in connection with the services Embarq provided. On May 31, 2007, the parties reached a settlement agreement, pursuant to which Xfone USA paid Embarq $415,004 upon execution of the agreement, and issued a promissory note for the remaining balance of $414,996, which is payable in six consecutive monthly installments of $69,166 each, beginning on June 30, 2007 through November 30, 2007. In order to induce Embarq to enter into the settlement with our subsidiary, we guaranteed the obligations of Xfone USA by executing a Parent Guarantee. The balance at September 30, 2007 was $138,332.

During May 2007, 6,300 options under our 2004 Stock Option Plan were exercised at an exercise price of $3.50 per share.

On July 17, 2007, Story Telecom Limited, our majority-owned UK subsidiary, agreed to loan us up to £400,000 ($843,820) that it had as cash surplus in its bank account. The loan bears fixed interest rate at 4% over the interest payable by the bank for deposits under the same terms. The loan is for a one-year term but can be accelerated by Story Telecom if it requires additional financing to continue to operate as a going concern. The loan is guaranteed by our wholly-owned UK subsidiary, Swiftnet Limited and by amounts owed to us by Story Telecom. In addition, Story Telecom has the right to set-off repayments under the loan against sums due to us by Story Telecom. The loan is pre-payable at any time upon 30 days’ notice. On July 18, 2007 and on September 25, 2007, we borrowed £350,000 ($738,342) and £50,000 ($105,477), respectively, of the loan. On October 8, 2007, Story Telecom agreed to increase the loan ceiling by £300,000 to a maximum of £700,000. Further borrowings of £100,000 ($210,955) were made on October 9, 2007. As of November 12, 2007, the aggregate outstanding borrowings were £500,000 ($1,054,775).

On October 23, 2007, we entered into Subscription Agreements with 15 investors affiliated with Gagnon Securities, Inc. who agreed to purchase an aggregate of 1,000,000 shares of our common stock at a price of $3.00 per share, for a total subscription amount of $3,000,000. This offering was made by us, acting without a placement agent, pursuant to our Registration Statement on Form SB-2 (File No. 333-143618) which was declared effective by the U.S. Securities and Exchange Commission on August 6, 2007. The 1,000,000 shares were issued on November 6, 2007.

On November 4, 2007, we entered into Subscription Agreements with: (i) XFN - RLSI Investments, LLC, an entity affiliated with Richard L. Scott Investments, LLC, a U.S. institutional investor, which agreed to purchase 250,000 shares of our common stock at a price of $3.00 per share, for a total subscription amount of $750,000 (the “U.S. Offering”); and (ii) certain Israeli institutional investors, which agreed to purchase an aggregate of 700,000 shares of our common stock, at a price of $3.00 per share, for a total subscription amount of $2,100,000 (the “Israeli Offering”). The U.S. Offering and Israeli Offering were made by us pursuant to our Registration Statement on Form SB-2 (File No. 333-143618) which was declared effective by the U.S. Securities and Exchange Commission on August 6, 2007. The U.S. Offering was made by us acting without a placement agent. The Israeli Offering was made by us with the services of First International & Co. - Underwriting & Investments Ltd., one of the Israeli investors, acting as placement agent, for which it is entitled to a placement fee equal to 5% (plus VAT, if applicable) of the gross proceeds of the Israeli Offering.  In addition, we will pay our consultant, Dionysos Investments (1999) Ltd. (“Dionysos”) a success fee equal to 0.5% of the gross proceeds of the Israeli Offering, pursuant to that certain First Amendment to Financial Services and Business Development Consulting Agreement by and among us and Dionysos dated February 8, 2007. The 950,000 shares were issued on November 13, 2007.

On November 5, 2007, Bank Hapoalim B.M. in Israel provided a bank guarantee of 322,500 NIS ($82,124) to the Ministry of Communications of the State of Israel in connection with a November 7, 2007 license to commence an experimental deployment of Local Telephone Services utilizing Voice over Broadband (VoB) technology, which was granted to Xfone 018. In connection with the bank guarantee, Xfone 018 executed an indemnification agreement in favor of Bank Hapoalim. The bank guarantee will expire on April 30, 2009.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

Effective January 1, 2007, we changed our functional and reporting currency from the Great Britain Pounds ("GBP") to the U.S. dollar for the reason that the majority of our transactions and balances are denominated in U.S. dollars. Consistent with SFAS No. 52 “Foreign Currency Translation” the change in functional currency will be accounted for prospectively; therefore, there is no effect on our historical consolidated financial statements. The translated amounts for non-monetary assets at December 31, 2006 became the accounting basis for those assets as of January 1, 2007. 56.1% and 17.2% of our revenues in the three first quarters of 2007 were derived from our U.K. and Israeli operations, respectively. In the three first quarters 2007, approximately 35% of the direct traffic costs in Israel were in GBP and the rest were in New Israeli Shekels (“NIS”). We believe that the U.S. and Israeli portions of our revenues will increase in the last quarter of 2007.

For continuing transactions made in currencies other then US dollar we use a current conversion rate. For noncontingent past transactions made in currencies other then US dollar we use the conversion rate of the time of transaction.

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

Inflation in any of the countries where we operate would affect our operational results if we will not be able to match our revenues with growing expenses caused by inflation.

If the rate of inflation causes a rise in salaries or other expenses and the market conditions don't allow us to raise prices proportionally, it will have a negative effect on the value of our assets and on our potential profitability.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Management’s Quarterly Report on Internal Control over Financial Reporting.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer have concluded that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, to allow for timely decisions regarding required disclosure of material information required to be disclosed in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives and our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

I. MG Telecom Ltd.

In August 2002, Swiftnet Limited, the Company’s wholly-owned U.K. based subsidiary, filed a summary procedure lawsuit in the Magistrate Court of Tel - Aviv, Israel against MG Telecom Ltd. and its Chief Executive Officer, Mr. Avner Shur. In this lawsuit, we allege an unpaid debt due to us in the amount of $50,000 from MG Telecom for services rendered by us to MG Telecom. The debt arose from an agreement between us and MG Telecom, at that time a provider of calling card services, in which traffic originating from MG Telecom calling cards was delivered through our system in London, England. Mr. Shur signed a personal guarantee agreement to secure MG Telecom’s obligations under the agreement. On August 16, 2005, the Magistrate Court rendered a judgment in this matter, rejecting our claims. On October 16, 2005, we filed an appeal with the District Court of Tel - Aviv. On December 28, 2006, the District Court rescinded the judgment of the Magistrate Court. The case was returned to the Magistrate Court for writing a new reasoned judgment. On May 28, 2007, the Magistrate Court rendered a new judgment, rejecting our claims. On July 15, 2007 we filed an appeal with the District Court of Tel - Aviv. A preliminary hearing was scheduled for January 10, 2008.

 II. MCI WorldCom Limited (currently operating as “Verizon Business”)

Swiftnet Limited , the Company’s wholly-owned U.K. based subsidiary, was served with a claim on October 11, 2005 that was filed by MCI WorldCom Limited (“MCI”) in an English court for the sum of £1,640,440 ($3,398,992) plus interest accruing at a daily rate of £401 ($831) which at the date of claim had amounted to £92,317 ($191,281). MCI’s claim is for telecommunication services MCI claims it provided to Swiftnet. Swiftnet has been in dispute with MCI regarding amounts due to MCI for telecommunications services provided by MCI to Swiftnet. Swiftnet alleges that the disputed charges were improperly billed by MCI to its account for a long time and therefore MCI should credit Swiftnet for a certain amount of the claim. Swiftnet has defended the claim by stating that in relation to the invoices that MCI is claiming remain unpaid, £307,094 ($636,299) is not justified according to the rates agreed at various meetings and equates to an over-billing by such amount, although Swiftnet does not have written evidence for many of the agreed rates. Swiftnet has also submitted a counterclaim stating that it is owed a further £671,111 ($1,390,542) in credits in relation to amounts paid on account and wrongly attributed by MCI to over-billed invoices. Swiftnet is claiming that the amounts owed by MCI to Swiftnet in this regard should be set off against any amounts being claimed by MCI in the dispute. There is a further counterclaim for additional accounting costs and loss of management time incurred by Swiftnet due to the incorrect billing. Our financial statements carry the full amount Swiftnet has calculated that it owes to MCI based on the data held in Swiftnet’s billing systems.

III. Famous Telecommunications

In August 2006, Story Telecom Limited, the Company’s majority-owned U.K. based subsidiary, filed a lawsuit in the Barnet County Court, London, United Kingdom, against “Famous Telecommunications”, a reseller of calling cards, and its owner, Mr. Tanvir Babar. In this lawsuit, Story Telecom alleged an unpaid debt in the amount of £52,000 ($107,744) from Famous Telecommunications and/or Mr. Baber for services rendered by it. The debt arose from an agreement between Story Telecom and famous Telecommunications and/or Mr. Baber, in which Story Telecom supplied Famous Telecommunications and/or Mr. Baber with calling cards which they in turn distributed in the market. In September 2006, the court rendered a Judgment in Default in favor of Story Telecom. According to the judgment Famous Telecommunications and/or Mr. Baber must pay the debt plus interest forthwith, approximately £54,000 ($111,888). Famous Telecommunications and/or Mr. Baber failed to comply with the court’s order and as a result thereof Story Telecom applied for a Third Party Debt Order, requesting the court to order Mr. Baber’s bank, Halifax plc, to make available to Story Telecom any monies currently available within Mr. Baber’s account. In October 2006, the court made an Interim Order ordering Halifax plc to hold any amounts available within Mr. Baber’s account (up to the amount of the judgment being £54,000) in favor of Story Telecom until full hearing takes place. Full hearing took place on January 18, 2007, during which the court ordered Halifax plc to pay Story Telecom any monies held in Mr. Baber’s account. Halifax plc transferred approximately £1,200 ($2,486) to Story Telecom’s account as these were all the monies available. Story Telecom will request that the court order Mr. Baber to attend court for questioning regarding his financial situation, whereby he will also be required to detail all his assets. Following such questioning Story Telecom will look to pursue the most likely to succeed course of action in collecting the monies due.

IV. Gilad Amozeg

On June 4, 2007, the Company was informed that Gilad Amozeg, a former officer of the Company had filed a complaint with the United States Department of Labor - Occupational Safety and Health Administration ("OSHA") alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002.  The complaint alleged that Mr. Amozeg was terminated from his position as Chief Financial Officer of the Company as a result of his purportedly engaging in “protected activity” as defined under Section 806 of the Sarbanes-Oxley Act, and sought reinstatement of Mr. Amozeg’s position with the Company and damages from the Company.  On June 20, 2007, the Company notified OSHA, in writing through counsel, that because the statute in question does not apply extraterritorially to employees outside of the United States, OSHA has no jurisdiction over the complaint, which should be dismissed on that basis alone.  In addition, the Company denies that Mr. Amozeg’s termination was the result of any statutory “protected activities” or for any improper reason and asserts that the termination related to Mr. Amozeg's inability to properly perform his job responsibilities.  By letter dated July 18, 2007, OSHA dismissed the complaint, informing the parties that "[f]ollowing an investigation," it had found "no reasonable cause to believe that [the Company] violated [the statute in question]" because Mr. Amozeg was "not an employee covered under [the statute]."  Mr. Amozeg had thirty days from his counsel's receipt of that dismissal to file objections and request a hearing before a Department of Labor Administrative Law Judge. He did not do so and the dismissal therefore became final and not subject to judicial review.

V. Nir Davison

On July 25, 2007, the Company received notification of a claim filed on July 23, 2007 by Nir Davison with the United Kingdom Employment Tribunals, against Story Telecom Limited, the Company’s majority-owned subsidiary, alleging wrongful termination of his employment as Managing Director. The claim does not seek any specific damages. On August 21, 2007, the Company responded to the United Kingdom Employment Tribunal by rejecting Mr. Davison's claim. The Company intends to vigorously defend the claim.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 21, 2007, the remaining 42,188 of Brad Marcus' options were terminated due to his resignation. Mr. Marcus was an employee of Swiftnet Limited, the Company’s wholly owned subsidiary.

On October 31, 2007, the Company canceled 7,043 shares of its common stock, and 4,838 warrants which were returned to it by Trustmark National Bank, acting as escrow agent in conjunction with the consummation of the Company’s acquisition of I-55 Telecommunications, Inc. on March 31, 2006. The 7,043 shares and 4,838 warrants were being held in escrow, and were released and returned to the Company for cancellation after determination by the Company of a breach of the representations and warranties in the Agreement and Plan of Merger by I-55 Telecommunications, notification by the Company that it had suffered a loss pursuant to the terms of the Escrow Agreement entered into in connection with the acquisition, and upon expiration of the response time allotted with no response from the other parties or their counsel, in accordance with the terms of the Escrow Agreement

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

Exhibit

Number     Description

2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company. (1)
3.2a	Bylaws of the Company. (1)
3.2b	Amended Bylaws of the Company. (4)
3.3	Memorandum of Association of Swiftnet Limited. (1)
3.4	Articles of Association of Swiftnet Limited. (1)
3.6	Bylaws of Xfone USA, Inc. (7)
3.8	Amended and Restated Bylaws of the Company dated March 12, 2006. (22)
3.9	Reamended and Restated Bylaws of the Company dated February 5, 2007. (32)
3.10	Reamended and Restated Bylaws of the Company dated October 25, 2007. (41)
4	Specimen Stock Certificate. (1)
5	Opinion of Gersten Savage LLP. (36)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson. (1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy (1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan. (1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd. (1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd. (1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd. (1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc. (1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd. (1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company (2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited. (2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited.(2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison. (5)
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

10.69	Management Agreement with I-55 Telecommunications, LLC dated October 12, 2005. (19)
10.70	Agreement - General Terms and Conditions with EBI Comm, Inc., dated January 1, 2006. (21)
10.71	Asset Purchase Agreement with Canufly.net, Inc., dated January 10, 2006. (21)
10.72	Stock Purchase Agreement dated May 10, 2006, by and among the Company, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited. (23)
10.73	Agreement dated May 25, 2006, by and among the Company and the shareholders of Equitalk.co.uk Limited. (24)
10.74	Securities Purchase Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.75	Registration Rights Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.76	Common Stock Purchase Warrant, dated June 19, 2006, by the Company in favor of the Purchasers. (25)
10.77	Escrow Agreement, dated June 19, 2006, by and between the Company, the Escrow Agent, and the Purchasers. (25)
10.78	Form of Indemnification Agreement between the Company and its Directors and Officers. (27)
10.79	Agreement to Purchase Promissory Note dated October 31, 2005, with Randall Wade James Tricou. (27)

10.80	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Tricou Construction. (27)
10.81	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Estates. (27)
10.82	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Utility. (27)
10.83	Agreement to Purchase Promissory Note dated February 3, 2006, with Danny Acosta. (27)
10.84	Letter Agreement dated November 15, 2005, with Oberon Securities, LLC. (27)
10.85	Letter Agreement dated June 15, 2006, with Oberon Securities, LLC. (27)
10.86	Second Amendment to Agreement and Plan of Merger (to acquire WS Telecom, Inc.), dated June 28, 2006. (27)
10.87	General Contract for Services dated January 1, 2005, by and between the Company and Swiftnet Limited. (27)
10.88	Service Agreement dated December 6, 2005, by and between the Company and Elite Financial Communications Group, LLC. (27)
10.89	Agreement for Market Making in Securities dated July 31, 2006, by and between the Company and Excellence Nessuah Stock Exchange Services Ltd. (27)
10.90	Shareholders Loan Agreement, dated September 27, 2006, by and between Auracall Limited, Swiftnet Limited, and Dan Kirschner. (28)
10.91	Service Agreement, dated November 7, 2006, by and between the Company and Institutional Marketing Services, Inc. (28)
10.92	Consultancy Agreement, dated November 20, 2006, by and between the Company and Crestview Capital Partners, LLP. (29)
10.93	Agreement dated December 24, 2006, by and between the Company, Halman-Aldubi Provident Funds Ltd., and Halman-Aldubi Pension Funds Ltd. [translation from Hebrew] (31)
10.94	First Amendment to Financial Services and Business Development Consulting Agreement dated February 8, 2007, by and between the Company and Dionysos Investments (1999) Ltd. (33)
10.95	Agreement dated February 8, 2007, by and between the Company, Swiftnet Limited, Campbeltown Business, Ltd., and Mr. Abraham Keinan. (33)
10.96	First amendment to General Contract for Services, dated March 14, 2007, by and between the Company and Swiftnet Limited. (34)
10.97	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Abraham Keinan. (34)
10.98	Consulting Agreement, dated March 28, 2007, between the Company and Abraham Keinan. (34)
10.99	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Guy Nissenson. (34)
10.100	Consulting Agreement, dated March 28, 2007, between the Company and Guy Nissenson. (34)
10.101	Settlement Agreement and Release dated May 31, 2007, by and among Embarq Logistics, Inc, Xfone USA, Inc. and the Company. (35)
10.102	Promissory Note dated May 31, 2007, by Xfone USA, Inc. (35)
10.103	Parent Guarantee dated as of May 31, 2007 by the Company in favor of Embarq Logistics, Inc. (35)
10.104	Share Purchase Agreement dated August 15, 2007, by and between Dan Kirschner, as Seller, Swiftnet Limited, as Buyer, and the Company. (37)
10.105	Inter-Company Loan Agreement dated August 15, 2007, by and between Auracall Limited, as Lender, and Swiftnet Limited, as Borrower. (37)
10.106	Stock Purchase Agreement dated August 22, 2007, by and among the Company, NTS Communications, Inc., and the Shareholders of NTS Communications, Inc. (38)
10.107	Letter of Joint Venture dated June 15, 2007, by and among the Company and NTS Holdings, Inc. (38)
10.107.1	Form of Free Cash Flow Participation Agreement to be entered into between the Company and NTS Holdings, Inc. upon consummation of the acquisition. (38)
10.107.2	Form of Employment Agreement to be entered into between NTS Communications, Inc. and BarbaraBaldwin upon consummation of the acquisition. (38)
10.107.3	Form of Employment Agreement to be entered into between NTS Communications, Inc. and JerryHoover upon consummation of the acquisition. (38)
10.107.4	Form of Employment Agreement to be entered into between NTS Communications, Inc. and BradWorthington upon consummation of the acquisition. (38)
10.108	Employment Contract, including Appendix A, entered into with Roni Haliva on August 26, 2007[Translation from Hebrew]. (39)
10.109	Form of Subscription Agreement dated October 23, 2007. (40)
10.110	Form of Subscription Agreement entered into as of November 4, 2007. (41)
16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C to the Securities and Exchange Commission (20)
21.1	List of Subsidiaries (Amended) (26)

23	Consent of Stark, Winter, Scheinkein & Co., LLP (43)
23.1	Consent of Chaifetz & Schreiber, P.C. (22.1) (30)
23.2	Consent of Gersten Savage LLP - incorporated in the legal opinion filed as Exhibit 5.
23.3	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006. (21.1)
23.4	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006. (21.1)
23.5	Consent of BKR Yarel + Partners C.P.A. (Isr.) dated November 7, 2007 (43)
23.6	Consent of Phillips & Associates, CPA’s dated November 7, 2007 (43)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.'s SB-2 registration statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.'s SB-2/Amendment 1 registration statement.
(4)	Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.'s Form 8-K.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.'s SB-2/Post Effective Amendment 2 registration statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone's, Inc.SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.'s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.'s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone's, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone's, Inc.SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.'s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.'s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.'s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.'s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.'s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.'s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.'s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.'s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.'s Form 8-K/A #3.
(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.'s Form 8-K/A #1.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.'s Form 8-K.
(21.1)	Denotes previously filed exhibits: filed on February 7, 2006 with Xfone, Inc.'s Form SB-2 Amendment 3.
(22)	Denotes previously filed exhibit: filed on March 15, 2006 with Xfone, Inc.'s Form 8-K.
(22.1)	Denotes previously filed exhibit: filed on March 31, 2006 with Xfone, Inc.'s Form 10-KSB.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.'s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.'s Form 8-K.

(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.'s Form 8-K.
(26)	Denotes previously filed exhibits: filed on July 5, 2006 with Xfone, Inc.'s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.'s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.'s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.'s Form 8-K.
(30)	Denotes previously filed exhibits: filed on November 30, 2006 with Xfone, Inc.'s Form SB-2.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.'s Form 8-K.
(32)	Denotes previously filed exhibit: filed on February 5, 2007 with Xfone, Inc.'s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.'s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.'s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.'s Form 8-K.
(36)	Denotes previously filed exhibit: filed on June 8, 2007 with Xfone, Inc.'s Form SB-2.
(37)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K
(38)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K
(39)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K
(40)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K
(41)	Denotes previously filed exhibit: filed on October 25, 2007 with Xfone, Inc.’s Form 8-K
(42)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K
(43)	Denotes previously filed exhibits: filed on November 7, 2007 with Xfone, Inc.'s Post-Effective Amendment No. 1 to Form SB-2.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFONE, INC.

Date: November 14, 2007	By:	/s/ Guy Nissenson
Guy Nissenson President, Chief Executive Officer and Director (principal executive officer)

Date: November 14, 2007	By:	/s/ Niv Krikov
Niv Krikov Principal Accounting Officer, Treasurer and Chief Financial Officer (principal accounting and financial officer)