Form 10KSB
period 2007-12-31
XFONE INC
filed 2008-03-31
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

COMMISSION FILE NUMBER 333-67232

XFONE, INC.
(Name of small business issuer in its charter)

Nevada	11-3618510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2506 Lakeland Drive, Suite 100
Flowood, MS 39232, USA
(Address of principal executive offices) (Zip Code)

601.983.3800
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
Common Stock	American Stock Exchange
Common Stock	Tel Aviv Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The issuer’s revenues for its most recent fiscal year were $44,723,934.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $31,954,154 as determined by the closing price of $3.55, as quoted on the American Stock Exchange on March 28, 2008.

As of March 28, 2008, there were 18,434,820 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

XFONE, INC.

PART I

ITEM 1.	Description of Business

Background

Xfone, Inc. was incorporated in Nevada, U.S.A. in September 2000. We are a holding and managing company providing international voice, video and data communications services with operations in the United States, the United Kingdom and Israel offering a wide range of services, including: local, long distance and international telephony services; video; prepaid and postpaid calling cards; cellular services; Internet services; messaging services (Email/Fax Broadcast, Email2Fax and Cyber-Number); and reselling opportunities. We serve customers worldwide.

In February 2007, we moved our principal executive offices from the UK to Flowood, Mississippi, and shared executive office space with our wholly owned U.S. subsidiary, Xfone USA, Inc. The headquarters of Xfone USA recently moved from the Flowood, Mississippi location to Lubbock, Texas, to the existing headquarters of NTS Communications, Inc., which we acquired in February 2008. See “NTS Communications, Inc.” below. We intend to move our principal executive offices to the Lubbock, Texas, location in the near future as well.

Swiftnet Limited

On October 4, 2000, we acquired Swiftnet Limited which had a business plan to provide comprehensive range of telecommunication services and products, integrated through one website. Swiftnet was incorporated in 1990 under the laws of the United Kingdom and is headquartered in London, England. Until 1999, the main revenues for Swiftnet were derived from messaging and fax broadcast services. During 2000, Swiftnet shifted its business focus to voice services and now offers a comprehensive range of calling services to resellers and end customers. Utilizing automation and proprietary software packages, Swiftnet’s strategy is to grow without the need for heavy investments and with lower expenses for operations and registration of new customers.

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

WS Telecom, Inc.

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

I-55 Internet Services, Inc.

On August 18, 2005, we entered into an Agreement and Plan of Merger to acquire I-55 Internet Services, Inc., a Louisiana corporation (the “I-55 Internet Merger Agreement”). On September 13, 2005, we filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the I-55 Internet Merger Agreement. On October 10, 2005, we entered into a First Amendment to the Merger Agreement, by and among I-55 Internet Services, Xfone, Inc, Xfone USA, Inc., our wholly-owned United States subsidiary and Hunter McAllister and Brian Acosta, key employees of I-55 Internet Services, in order to induce Xfone, Inc and Xfone USA not to terminate the I-55 Internet Merger Agreement due to the material adverse effect that Hurricane Katrina has had on the assets and business of I-55 Internet Services. As part of the amendment and since, at that time, the merger of I-55 Internet Services with and into Xfone USA had not been consummated yet, in the interim, the parties agreed and entered into on October 11, 2005 a Management Agreement (the “I-55 Internet Management Agreement”) that provided that I-55 Internet Services hired and appointed Xfone USA as manager to be responsible for the operation and management of all of I-55 Internet Services business operations, including among other things personnel, accounting, contracts, policies and budget. In consideration of the management services provided under the I-55 Internet Management Agreement, I-55 Internet Services assigned and transferred to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the I-55 Internet Management Agreement. The term of the I-55 Internet Management Agreement commenced on October 11, 2005 and continued until the consummation of the merger on March 31, 2006.

In conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Internet Services, we issued a total of 789,863 shares of our common stock valued at $2,380,178 and 603,939 warrants exercisable for a period of five years into shares of our common stock, with an exercise price of $3.31, valued based on the Black Scholes option-pricing model (the “Xfone Stock and Warrant Consideration”). A portion of the Xfone Stock and Warrant Consideration issued at closing was placed in an escrow account, to be held pending certain adjustments. The Company subsequently made the following two claims against such escrow account: Claim #1: The Company made a claim on March 27, 2007 to adjust the total consideration based upon the changes in customer billings as determined pursuant to a formula set forth in the First Amendment to the Merger Agreement (the “Customer Billing Adjustment Amount”), which the Company had determined was $247,965.57. Claim #2: The Company determined an undisclosed liability, in accordance with Article 6.03 of the I-55 Internet Services, Inc. Merger Agreement (as amended), in the amount of $147,550 and on November 28, 2006, sent a claim for this amount. The Shareholder Representatives of I-55 Internet Services disputed the amounts in both claims submitted and so the parties entered into negotiations on May 2, 2007, where they agreed to reduce the amount claimed in Claim #1 by $104,948.46, which represents adjustments made to the 90-Day column, Trade Accounts, and certain accounts that had previously been listed as having 90-Day balances but were subsequently confirmed as not having 90-Day balances, and by the final amount billed to EBI Comm, Inc. (“EBI”) in 2005 prior to the assets of EBI being purchased by Xfone USA, and agreed to reduce the original Loss amount claimed in Claim #2 by $6,800.00, representing additional services purchased with Zipa, Inc. under the direction of Xfone USA during the Management Agreement period from October 2005 through March 2006. Upon settlement of the claims, two Joint Deposition Notices for the escrow agent, Trustmark National Bank, were delivered to the Shareholder Representatives of I-55 Internet Services for execution, however, a Shareholder Representative refused to execute the notices pending approval of the claims by the shareholders of I-55 Internet Services.  On June 7, 2007, the shareholders met and rejected the figure agreed upon with respect to Claim #1 and accepted the figure agreed upon with respect to Claim #2.  There has been no further action taken by Xfone USA or us with respect to either of these claims.   As a result of the rejection of the figure for Claim #1, the Company officially retracted the Joint Deposition of Escrow Claim, and consequently the original Pending Claim Notice dated March 27, 2007 in the amount of $247,965.57 is still claimed, and the revised Claim #2 in the amount of $140,750 is also claimed. Xfone USA’s new management, which was appointed following the Company’s acquisition of NTS, is reviewing this matter to determine how best to proceed in connection with the remaining pending claims against the escrow.

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

In conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Telecommunications, LLC, we issued a total of 223,702 shares of our common stock valued at $671,687 and 79,029 warrants exercisable for a period of five years into shares of our common stock, with an exercise price of $3.38, valued based on the Black Scholes option-pricing model (the “Xfone Stock and Warrant Consideration”). A portion of the Xfone Stock and Warrant Consideration issued at closing was placed in an escrow. The Company determined a breach of the representations and warranties in the Merger Agreement resulting from the failure of I-55 Telecommunications to disclose the liability due and payable to the Louisiana Universal Service Fund (“LA USF”) through the period of October 2005, at which time Xfone USA undertook the management role of I-55 Telecommunications. Pursuant to Section 1(g) of the Escrow Agreement dated as of March 31, 2006 by and among Xfone USA, the Escrow Agent, and the President and Sole Member of I-55 Telecommunications, and in accordance with Article 6.02 of the Merger Agreement, Xfone USA notified the other parties that it believed that it had suffered a Loss of $30,625.52, pursuant to the provisions of Article 6.02 of the Merger Agreement dated as of August 26, 2005. Having not received any response from the President and Sole Member of I-55 Telecommunications, nor from his counsel, on October 15, 2007, and after the allotted response time allowed, Xfone USA instructed the Escrow Agent (Trustmark National Bank) to deliver from the Escrow Fund of the President and Sole Member of I-55 Telecommunications, to the Company, 7,043 shares of Common Stock and 4,838 Xfone Stock Warrants. The 7,043 shares of Common Stock and 4,838 Xfone Stock Warrants were returned to the Company for cancellation on October 31, 2007.

In conjunction with certain Agreements to Purchase Promissory Notes dated October 31, 2005 / February 3, 2006 with Randall Wade James Tricou; Rene Tricou - Tricou Construction; Rene Tricou - Bon Aire Estates; Rene Tricou - Bon Aire Utility; and Danny Acosta, creditors of I-55 Telecommunications (the “Creditors”), and upon the consummation of the merger on March 31, 2006, we issued to the Creditors an aggregate of 163,933 restricted shares of common stock and an aggregate of 81,968 warrants, exercisable at $3.38 per share, at a total value of $492,220, in return for retiring their individual loans with I-55 Telecommunications.

I-55 Telecommunications provided voice, data and related services throughout Louisiana and Mississippi to both individuals and businesses. Prior to the merger with and into Xfone USA, I-55 Telecommunications was a licensed facility based CLEC operating in Louisiana and Mississippi with a next generation class 5 carrier-switching platform. I-55 Telecommunications provided a complete package of local and long distance services to residential and business customers across both states. As a result of the merger, Xfone USA has now expanded its On-Net (facilities) service area, through I-55 Telecommunications, into New Orleans, Louisiana and surrounding areas, including Hammond, Louisiana and Baton Rouge, Louisiana. Xfone USA is expanding its sales offices to include New Orleans, in an effort to continue revenue growth and increase market share in the revitalized city, as well as into Biloxi, Mississippi, Hammond, Louisiana and Baton Rouge, Louisiana. Regulations affecting the telecommunications industry began in March 2006; conversions of all circuits affected were completed in April 2006. The competition in secondary markets, such as Jackson, Mississippi, Baton Rouge, Louisiana, and Biloxi, Mississippi, as opposed to Tier 1 markets such as Atlanta, Georgia, is also rapidly declining due to the removal of UNE-P and the decline in the competitive local exchange providers that had been dependent on UNE-P as their only source for providing competitive local telephone services in those markets. This provides for a unique opportunity for Xfone USA to gain market share, by utilizing its existing network and to expand its facilities into these opportunity areas becoming a primary alternative to the monopoly Incumbent Local Exchange Company.

EBI Comm, Inc.

On January 1, 2006, Xfone USA, Inc., our wholly owned subsidiary, entered into an Agreement with EBI Comm, Inc. (“EBI”), a privately held Internet Service Provider, to purchase the assets of EBI. EBI provided a full range of Internet access options for both commercial and residential customers in north Mississippi. Based in Columbus, Mississippi, EBI’s services included Dial-up, DSL, T1 Dedicated Access and Web Hosting. The customer base, numbering approximately 1,500 Internet users, is largely concentrated in the Golden Triangle area, which includes Columbus, West Point and Starkville, Mississippi. The acquisition was structured as an asset purchase, providing for Xfone USA to pay EBI total consideration equal to 50% of the monthly collected revenue from the customer base during the first 12 months, beginning January 2006. Acquired assets include the customer base and customer lists, trademarks and all related intellectual property, fixed assets and all account receivables. As a result of further negotiations between us and EBI, we have agreed to pay the total consideration of this acquisition in cash in the amount of $85,699 in monthly payments of $10,000 until paid in full, and we made the first of such payments on June 1, 2007 and final payment on January 25, 2008. The acquisition was not significant from an accounting perspective.

Canufly.net, Inc.

On January 10, 2006 (effective as of January 1, 2006), Xfone USA, Inc., our wholly owned subsidiary, entered into an Asset Purchase Agreement with Canufly.net, Inc. (“Canufly.net”), an Internet Service Provider based in Vicksburg, Mississippi, and its principal shareholder, Mr. Michael Nassour. Canufly.net provided residential and business customers with high-speed Internet services and utilized the facilities-based network of Xfone USA, as an alternative to BellSouth, to provide Internet connectivity to its customers. Canufly.net also provided Internet services through a small wireless application in certain areas in Vicksburg, Mississippi. The transaction was closed on January 24, 2006. We agreed to pay a total purchase price of up to $710,633, payable as follows: (i) $185,000 in cash payable in twelve equal monthly payments, the first installment was paid at closing, and as of December 31, 2006, the entire amount was paid in full and in accordance with the Asset Purchase Agreement; (ii) $255,633 in cash, paid at closing, to pay off the loan with the B&K Bank; (iii) 33,768 restricted shares of common stock and 24,053 warrants exercisable at $2.98 per share for a period of five years were issued to the shareholders of Canufly.net during May 2006. Following the closing in 2006 and due to the satisfaction of certain earn out provisions in the Asset Purchase Agreement the Company issued in March 2007 an additional 20,026 restricted shares of common stock and 14,364 warrants exercisable at $2.98 per share for a period of five years to the shareholders of Canufly.net. The acquisition was not significant from an accounting perspective.

Story Telecom

On May 10, 2006, we, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited, a company owned and controlled by Mr. Davison, entered into a Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, we increased our ownership interest in Story Telecom from 39.2% to 69.6% in a cash transaction valued at $1,200,000. $900,000 of the total consideration was applied to payables owed by Story Telecom to us and our subsidiary Swiftnet Limited for back-end telecommunications services. The balance of $300,000 was paid to Story Telecom to be used as working capital. Story Telecom, Inc., a telecommunication service provider, operated in the United Kingdom through its two wholly owned subsidiaries, Story Telecom Limited and Story Telecom (Ireland) Limited (which was dissolved on February 23, 2007). Following the acquisition, Story Telecom operates as a division of our operations in the United Kingdom. The stock purchase pursuant to the Stock Purchase Agreement was completed on May 16, 2006. The transaction contemplated by the Stock Purchase Agreement was not significant from an accounting perspective.

On March 25, 2008, in connection with a settlement of a legal proceeding before the UK Employment Tribunal initiated by Mr. Nir Davison, we purchased from Mr. Davison and Trecastle Holdings Limited, the shares of common stock of Story Telecom, Inc. that each party owned, respectively, for an aggregate purchase price of £270,000 ($539,662), pursuant to the terms of a Compromise Agreement and a Securities Purchase Agreement entered into between the parties on that date. Upon acquisition of the shares of common stock of Story Telecom, Inc. from Mr. Davison and Trecastle Holdings, Story Telecom, Inc. became our wholly owned subsidiary.

Equitalk.co.uk Limited

On May 25, 2006, we and the shareholders of Equitalk.co.uk Limited, a privately held telephone company based in the United Kingdom (“Equitalk”) entered into an Agreement relating to the sale and purchase of Equitalk (the “Equitalk Agreement”). The Equitalk Agreement provided for us to acquire Equitalk in a restricted common stock and warrant transaction valued at $1,650,000. The acquisition was completed on July 3, 2006, and on that date Equitalk became our wholly owned subsidiary. In conjunction with the completion of the acquisition and in exchange for all of the capital stock of Equitalk, we issued a total of 402,192 restricted shares of our common stock and a total of 281,872 warrants exercisable at $3.025 per share for a period of five years. Founded in December 1999, Equitalk, a VC-financed company, was the first fully automated e-telco in the United Kingdom. Equitalk provides both residential and business customers with low-cost IDA and CPS voice services, broadband and teleconferencing.

Auracall Limited

On August 15, 2007, the Company, Swiftnet Limited, our wholly owned U.K.-based subsidiary (“Swiftnet”), and Dan Kirschner entered into a definitive Share Purchase Agreement to be completed on the same date, pursuant to which Swiftnet purchased from Mr. Kirschner the 67.5% equity interest in Auracall Limited (“Auracall”) that he beneficially owned, thereby increasing Swiftnet’s ownership interest in Auracall from 32.5% to 100%. Swiftnet had acquired the 32.5% interest in Auracall through several transactions that occurred since October 16, 2001. The purchase price for the shares was £810,917.64 (approximately $1,616,158), payable as follows: £500,000 (approximately $996,500) was paid in cash upon signing of the Share Purchase Agreement, and the remaining £304,000, plus interest of £6,917.64 (approximately $619,658), was payable in monthly installments beginning in September 2007 and continued through March 2008. In connection with the acquisition, Auracall and Swiftnet entered into an Inter-Company Loan Agreement, pursuant to which Auracall agreed to lend Swiftnet £850,000 (approximately $1,694,050) for the sole purpose of and in connection with Swiftnet’s acquisition of the Auracall shares. The loan is unsecured, bears interest at a rate of 5% per annum, and is to be repaid in five years (i.e., August 15, 2012), but may be repaid earlier without charge or penalty. As a result of the terms of the transaction, Mr. Kirschner no longer serves as Auracall’s Managing Director or as a member of its board of directors.

NTS Communications, Inc.

On August 22, 2007, we entered into a Stock Purchase Agreement (the “NTS Purchase Agreement”) with NTS Communications, Inc. (“NTS”), a provider of integrated voice, data and video solutions headquartered in Lubbock, Texas, and the owners of approximately 85% of the equity interests in NTS, to acquire NTS. Subsequently, all of the remaining shareholders of NTS executed the Agreement, bringing the total percentage of equity interests in NTS owned by NTS shareholders that entered into the Agreement (the “NTS Sellers”) to 100%.   On February 14, 2008, we entered into a First Amendment to the NTS Purchase Agreement to amend the agreement to further extend the expiration date for the closing of our acquisition of NTS.  On February 26, 2008, we entered into a Second Amendment to the NTS Purchase Agreement which amended, among other things, the definition and elements of working capital, as such term is defined in the NTS Purchase Agreement, and increased the escrow amount.

The acquisition closed on February 26, 2008.  Upon closing of the acquisition, NTS and its six wholly owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers, Inc., NTS Telephone Company, LLC, and NTS Management Company, LLC, became our wholly owned subsidiaries.

The purchase price for the acquisition set forth in the NTS Purchase Agreement was approximately $42,000,000 (excluding acquisition related costs), plus (or less) (i) the difference between NTS’ estimated working capital and the working capital target for NTS as set forth in the NTS Purchase Agreement, and (ii) the difference between amounts allocated by NTS for its fiber optic network build-out project anticipated in Texas and any indebtedness incurred by NTS in connection with this project, each of which was subject to our advance written approval.  After applying this formula, the final aggregate purchase price was calculated as $41,900,000, and was paid as follows:

•	$35,414,715.33 was paid in cash; and

•
2,366,892 shares of our common stock were issued to certain NTS Sellers who elected to reinvest all or a portion of their allocable sale price in our Common Stock, pursuant to the terms of the NTS Purchase Agreement. Our Board of Directors determined, in accordance with the NTS Purchase Agreement, the number of shares of our Common Stock to be delivered to each participating NTS Seller by dividing the portion of such NTS Seller’s allocable sale price that the NTS Seller elected to receive in shares of our Common Stock by 93% of the average closing price of our Common Stock on the American Stock Exchange for the ten consecutive trading days preceding the trading day immediately prior to the Closing Date (i.e., $2.74). The aggregate sales price reinvested by all such NTS Sellers was $6,485,284.67.

Recent Developments

On March 17, 2008, Xfone 018 entered into an Agreement of Principles with Tiv Taam Holdings 1 Ltd., an Israeli public company (“Tiv Taam”), pursuant to which Xfone 018 agreed to purchase from Tiv Taam, and Tiv Taam agreed to sell to Xfone 018, approximately 89% of the outstanding share capital (approximately 69% of its fully diluted share capital) of Robomatix Technologies Ltd. (“Robomatix”) which Tiv Taam currently owns.  Robomatix owns approximately 90% of the issued share capital of Tadiran Telecom-Communication Services In Israel Ltd. (“Tadiran Telecom”), which is the general partner of Tadiran Telecom-Communication Services In Israel – Limited Partnership (“Tadiran Telecom LP”), an Israeli entity dealing with the distribution, maintenance, assistance services and sale of switchboards for the business community in Israel.  Accordingly, upon consummation of the acquisition, Xfone 018 will also acquire control over Tadiran Telecom and Tadiron Telecom LP.  The purchase price for the acquisition is NIS 44,000,000 (approximately $12,503,552), subject to adjustment as set forth in the agreement, payable in three installments, as follows:

•	On the closing date, NIS 15,500,000 (approximately $4,404,660) (the “First Installment”);

•	By November 20, 2008, NIS 15,500,000 (approximately $4,404,660), subject to adjustment resulting from linkage to the Consumer Price Index (the “Second Installment”); and

•	By November 1, 2009, NIS 13,000,000 (approximately $3,694,231), subject to adjustment resulting from linkage to the Consumer Price Index (the “Third Installment”).

Xfone 018 will have all rights as a shareholder of Robomatix upon closing of the acquisition and payment of the First Installment.

We, as the parent company of Xfone 018, have agreed to sign a letter of guarantee with respect to the Second Installment and the Third Installment.  The agreement provides for a 60-day period during which Xfone 018 shall perform a legal and accounting due diligence examination of Robomatix, Tadiran Telecom and Tadiran Telecom LP.  Xfone 018 has undertaken to maintain confidentiality of all information delivered to Xfone 018, and has entered into a Confidentiality Undertaking.

The closing of the transaction will occur on the later of (i) 75 days after the execution of the Agreement (i.e, May 31, 2008), or (ii) 15 days after receipt of necessary approvals of the General Director of the Antitrust Authority and other Israeli governmental authorities.  In the event that the necessary approvals are not received within 120 days of the date of execution of the Agreement, or a reserved approval was received or an approval under conditions which make it burdensome on Xfone 018 or significantly prejudice the profitability of the transaction for Xfone 018, the Agreement will be null and void as if it was never executed.

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

•
Indirect Access: This is a telephony service which enables customers to benefit from our low call usage charges, without having to make any changes to their existing telephone lines or numbers. The service allows customers to route a specific outgoing call over our network by using the prefix code “1689.”

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

•
Indirect Access: This is a telephony service which enables customers to benefit from our low call usage charges, without having to make any changes to their existing telephone lines or numbers. The service allows customers to route a specific outgoing call over our network by using the prefix code “1664.”

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

•
Text & Talk: This service allows any individual with a mobile phone to make international calls at a lower cost by purchasing calling credit via a Premium Rate Text. When customers need to make an international or national call they can dial an access number followed by their destination number.

Internet Based Customer Service and Billing Interface

•	Our Internet based customer service (found at www.storytelecom.co.uk) includes full details on all our products and services.

Services provided by Auracall

•
Free Time:  This service allows any individual with a BT line to make international calls at a lower cost and without prepayment for setting up an account with another carrier. The Auracall service can be accessed by any business or residential user through our website at www.auracall.com. When customers need to make an international or national call they can dial the appropriate designed number for that country and save on calling rates over the current BT published rates by gaining access to our switch and providing savings on a per minute basis.

•
T-Talk:  This service allows any individual with a mobile phone to make international calls at a lower cost by purchasing calling credit via a Premium Rate Text. When customers need to make an international or national call they can dial an access number followed by their destination number.

Internet Based Customer Service and Billing Interface

•	Our Internet based customer service (found at www.auracall.co.uk) includes full details on all our products and services.

We provide through our United States operations (Xfone USA and NTS Communications) the following telecommunication products / services:

Services provided by Xfone USA

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

•
Customer Service: Customer Service is paramount at Xfone USA and is one of our major differentiating characteristics, thus tantamount to being one of our product offerings. Customers have been conditioned to accept poor customer service from the larger monopoly companies because they have never had any real choice in service providers, especially in the residential market. Our attentive customer service department is an additional “product offering” which sells - as well as retains - customers. The full scope of communications service entails network service, customer service, and repair service.

Our US based subsidiary, Xfone USA, Inc. owns and operates its own facilities-based telecommunications carrier class-switching platform.

Services provided by NTS Communications

Retail Services

•
Local Services: NTS delivers local telephony service to its customers through an “on-net” UNE-L connection, including voice mail, caller ID, forwarding, 3-way calling, blocking, and PBX services.  In addition, NTS sells ”off-net” total service resale lines which contribute less than 7% of total local service revenue.  NTS provides UNE-L services in Lubbock, Abilene, Amarillo, Midland, Odessa, Pampa, Plainview, and Wichita Falls, Texas.  NTS provides local services via FTTP in Lubbock and Wolfforth.  NTS provides resold local services throughout Texas via its resale agreement with AT&T.

•
Retail Long Distance Services: NTS offers a full range of long distance services to its customers, including competitively priced switched long distance (including intrastate, interstate, and international), toll-free service, dedicated T-1 long distance and calling cards.  The vast majority of its customers are concentrated in West Texas.  Approximately 10% of long distance customers are in Arizona, New Mexico, Oklahoma, Kansas, and Colorado.

•
Internet Data Services: NTS began offering broadband service in 1999.  Download speeds range from 500 Kilobits to 100 Megabits per second, depending on the end user’s distance from an NTS collocation or the type of facilities used to deliver the service.  NTS launched dial-up service in 1985.  NTS provides broadband and dial-up Internet service in all of its Texas markets.

•
Fiber-Based Services (“FTTP”): As an integrated telecom provider, NTS is capable of providing quality triple play (voice, digital video & data) on one bill at competitive prices to its FTTP customers.  NTS offers a full selection of video services, including basic cable, video on demand, HDTV and DVR.  NTS is a member of the National Cable Television Cooperative and as a member obtains favorable programming rates from most major networks.  NTS provides FTTP service in Lubbock and Wolfforth, Texas.

•
Customer Premise Equipment (“CPE”): NTS resells a variety of CPE and CPE related services to its customers.  Primarily, these sales involve NTS acting as an authorized dealer for Toshiba phone systems. These systems are sold to customers either on a stand-alone basis, or in conjunction with the purchase of local, long distance, and/or data services from the company.

Wholesale Services

•
Private Line Services: NTS offers aggregation and resale of leased fiber transport network from AT&T and other fiber network operators.  This service is mostly provided for carrier customers that need direct network connectivity, as well as enterprises that require dedicated branch office connections.  Services generally offered under 1-year contracts for a fixed amount per month.  NTS provides private line service nationwide.

•
Wholesale Switched Termination Services: NTS sells its wholesale-switched minutes to local telecom companies who do not have the volume to warrant attractive pricing from AT&T and other large carriers.  NTS provides multi-regional switched termination, switched toll free origination and wholesale Internet access services to various carrier customers.  Services are generally offered for a fixed amount per minute.  NTS provides wholesale switched termination services to customers via network connections in NTS POPs and switch sites.

Internet Based Customer Service

•	Our Internet based customer service (found at www.ntscom.com) includes full details on all our retail products and services.

Our US based subsidiary, NTS Communications, Inc., owns and operates its own facilities-based telecommunications switching system.

Future Plans

Levelland/Smyer FTTP Opportunity

NTS, through its wholly owned subsidiary, NTS Telephone Company, LLC, plans to extend its FTTP network to the nearby communities of Levelland (located 30 miles west of Lubbock) and Smyer (approximately 15 miles west of Lubbock).  Upon project completion, these communities will add approximately 6,200 passings to the NTS FTTP footprint and bring total FTTP passings to approximately 21,000.  NTS Telephone Company, LLC, has received approval from the Rural Utilities Service (“RUS”) for an $11.8 million, 17-year debt financing to complete this overbuild.  The RUS loan is non-recourse to NTS and all other NTS subsidiaries and interest is charged at the average rate of U.S. government obligations (equivalent to approximately 4.5% a year at today’s rates).  Data from marketing surveys indicated a very strong demand for triple play (voice, data/Internet, and video) service offerings and projected a market penetration for NTS of 69% in approximately three years from project completion.  NTS’ capital investment in the project is a $2.5 million equity contribution that serves as credit support for the loan.  NTS will provision voice, data and video services for NTS Telephone Company.  NTS will receive a management fee from NTS Telephone Service equal to 15% of its revenues.  NTS expects to begin providing initial triple-play service to some areas of Levelland in the fourth quarter of 2008 with more areas becoming available as overbuild construction is completed.  Project completion could be delayed by any number of factors including but not limited to weather and the availability of contractors and materials.

We provide through our Israeli operations (Xfone 018) the following telecommunication products / services:

•
International Telephony Services: We provide international telephony services with the prefix code of “018.” We provide these services both to our subscribers and to subscribers of other Israeli carriers. The service is offered to both residential and business customers.

•	XFONECARD: We provide an international toll free calling card service, available in over 40 countries around the globe.

•
SIMPLE: The SIMPLE is a pre programmed, rechargeable, mobile SIM card which can be used with any unlocked GSM (Global System for Mobiles) mobile phone virtually anywhere in the world. SIMPLE allows us to deliver call savings, by diverting the customer dialing command away from the local mobile operator that the phone is connected to, and instead, it sends the call to one of the mobile operators with whom we hold a special agreement. We offer for sale or rent two types of SIM Cards - a local SIM Card which may be used only from a specific country, and a global SIM Card which may be used from over 90 countries around the globe.

•	International Telephony Access: We provide international telephony access to the Israeli telephone network by selling incoming call minutes to various international operators across the globe.

Internet Based Customer Service

•	Our Internet based customer service and on-line registration (found at www.018.co.il) includes full details on all our products and services.

Our Israel based subsidiary Xfone 018 owns and operates its own facilities-based telecommunications carrier class-switching platform.

Our Distribution and Marketing Methods

We use the following distribution methods to market our services:

•
We use employed, direct sales executives to sell to medium to large size business customers; these sales executives have quota attainment requirements and receive a monthly salary, allowance and are paid commissions;

•
We actively recruit independent contractor agents and resellers who purchase telephone traffic directly from us at a discount, and who then resell this telephone traffic to their customers at a mark-up according to their own price lists;

•	We utilize agents that sell our services directly to customers at our established prices; these agents receive a commission of approximately 5%-12% of the total sale amount less any bad debts;

•	We use third party direct sales organizations (telesales and door-to-door) to register new customers;

•	We cooperate with major companies and worker’s councils;

•	We have retail and wholesale sales offices; employees at these sales offices receive annual salaries and commissions;

•	We use direct marketing, including by newspaper, radio and television advertisements;

•	We attend telecommunications trade shows to promote our services; and

•	We utilize the Internet as an additional distribution channel for our services.

Our Billing Practices

We charge our customers based on a monthly fixed amount or on actual usage by full or partial minutes. Our rates vary with distance, duration, time, type of call, and product or service provided, but are not dependent upon the facilities selected for the call transmission. The standard terms for our customers require either pre-payments or payments due as early as 16 or as late as 30 days from the date of the invoice, or within 90 days from when the invoice is issued by the local operator. Our supplier’s standard terms are payment within 30 to 90 days from invoice date; however, some new suppliers ask for shorter payment terms.

Carriers and Negotiating Lower Rates

Our increased sales in 2006 and 2007 have enabled us to negotiate significantly lower rates with the carriers we use to carry our international call traffic, which gives us the opportunity to increase our margins or offer significant reductions to secure deals with major clients. If our sales increase, we anticipate that we will continue to negotiate for lower rates. There can be no assurance that we will be successful in negotiating lower rates.

Divisions

We operate the following divisions:

•
Partner Division – Our Partner Division operates as a separate profit center by attempting to recruit new resellers and agents to market our products and services and to provide support and guidance to resellers and agents.

•
Customer Service Division – In the United Kingdom and the United States we operate a live customer service center that operates 24 hours a day, 7 days a week. In Israel our customer service center operates 6 days a week.

•
Operations Division – Our Operations Division provides the following operational functions to our business: (a) 24 hour/7 day a week technical support; (b) inter-company network; (c) hardware and software installations; and (d) operating switch and other platforms.

•	Administration Division – Our Administration Division provides the billing, collection, credit control, and customer support aspects of our business.

•	Research and Development Division – The function of our Research and Development Division is to develop and improve our billing system, switch and telephony platforms, websites and special projects.

•	Marketing Division – Our Marketing Division is responsible for our marketing and selling campaigns that target potential and existing retail customers.

Geographic Markets

Our primary geographic markets are the United States, the United Kingdom and Israel. However, we serve customers worldwide.

Competitive Business Conditions

The U.K. Market

The communications and information services industry in the U.K. is highly competitive and varied. In 2007, we had only approximately 0.2% of the market share of the United Kingdom telecommunication market (not including mobiles revenues), based on our revenues of $24 million during 2007, compared with the approximately $10 billion telecommunication market (not including mobiles revenues) in the United Kingdom, according to the United Kingdom regulatory oversight of these companies, the Office of Communications - United Kingdom, otherwise known as Ofcom, the website of which may be accessed at www.ofcom.org.uk.

The U.S. Market

NTS operates in a highly competitive environment which is generally characterized by the dominance of the Incumbent Local Exchange Carrier (ILEC).  With respect to its primary Texas markets, the dominant ILEC is AT&T (formerly Southwestern Bell Telephone Company).  NTS also competes with the Incumbent Cable TV Provider (ICTVP) in markets where that carrier provides voice, data and/or video services.  In its core Texas markets, the ICTVP is SuddenLink Communications or Time Warner Communications.  Within these same core markets, NTS also competes with a variety of widely dispersed smaller Competitive Local Exchange Carriers (CLEC).  In the February 2007 FCC report, Trends in Telephone Service – Industry Analysis and Technology Division, Wireline Competition Bureau, it is reported that total Texas switched access lines in service (as of June 30, 2006) were 11,863,981, with the ILEC community possessing a market share of approximately 84% and the balance is being served by various CLEC’s and ICTVP’s.  With respect to its data and long distance products, the company competes with various national and regional players including AT&T, Verizon, Qwest, Level 3 and others.

In 2007, Xfone USA had approximately 11,000 End-User Switched Access telephone lines in the Alabama, Louisiana and Mississippi market or approximately 0.2% of market share. This total market size in 2007 represented 5,732,998 telephone lines, with BellSouth Telecommunications maintaining its monopoly market share with 4,949,629 telephone lines or approximately 86% of the market. All CLECs combined made up the remaining 783,369 telephone lines or approximately 14% of the tri-state market, according to the 2007 FCC Report - Trends in Local Telephone Competition.

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

During 2006, two significant mergers occurred in the Israeli international telephony market, leaving only four companies in the competition. The aforementioned mergers enabled Xfone 018 to execute, as of December 2006, a new business strategy, according to which it re-priced its services by distinguishing the rates for its subscribed customers from the rates for its non-subscribed customers. The new strategy has proved to be successful, and in 2007 Xfone 018 revenues were significantly increased.

In 2007, the Israeli international telephony market was estimated to be 2.9 billion minutes. We estimate our market share as of December 31, 2007, as approximately 5.5% of the Israeli market.

Principal Suppliers

In 2007, our principal suppliers of telephone routing and switching services according to the percentage of the costs of revenues were:

•	“the new ATT” (formerly BellSouth Telecommunications) - 25%

•	British Telecommunications - 20%

•	Bezeq The Israel Telecommunication Corp - 7%

We are dependent on several of our suppliers, including those that provide significant hardware and software products and support. However, these suppliers are required to provide us with services according to the relevant regulations and their licenses to operate as a telecommunications provider in the relevant jurisdictions.

Major Customers

We have six major types of customers:

•
Residential – in the U.S. - pre-subscribed customers, including for local, long distance, internet and cable television services; outside of the U.S. - pre-subscribed customers and customers who must dial a special code to access our switch or acquire a box that dials automatically.

•	Commercial – we serve small to complex business customers around the world.

•
Governmental agencies – Including the United Nations World Economic Forum, certain embassies and the Bank of Israel. We also provide cities, counties, schools and universities in Texas with a host of services, including local, long distance, internet and private line services.

•
Resellers – We provide resellers with our telephone and messaging services for a wholesale price.  We also provide long haul switched termination to a variety of companies throughout the United States who resell our services.

•
Telecommunications companies – We provide our services through telecommunication companies (such as British Telecom and Bezeq The Israel Telecommunication Corp) which collect the fees relating to such services and forward them to us.

•
Mobile Users – including customers who can access our switch utilizing our access number and thereafter are able to make low-cost international calls; customers who purchase, via a reversed billed SMS, pre-paid credit for international calls and those using our international roaming SIM cards.

Certain Telecommunication operators act as collection channels for the Company. In 2007, we had two major collection channels, one in the U.K. and one in Israel. Collections through these channels accounted to approximately 22% and 6% of our total revenues in 2007, respectively, and 18% and 5% of our total revenues in 2006, respectively. With respect to collection of monies for us, these Telecommunication operators are not deemed to be customers of the Company.

In 2007 our largest non-affiliated reseller was WorldNet Global Communications Ltd. which generated under 1% of our total revenues. We provide WorldNet Global Communications with the billing system. We anticipate that WorldNet will continue to contribute approximately the same amount of UKP to our revenues in year 2008.

Collectively, in 2007 the United Kingdom accounts for approximately 54.3% of our revenues, the United States accounts for approximately 27.5% of our revenues and Israel accounts for approximately 18.3% of our revenues.

Our integrated revenue approach led to revenue from each source as described above and is partially driven by the activities of other revenue sources. Our revenues are dependent upon the following factors: price competition in telephone rates; access provided to our services by other telecoms companies and the prices for that access; demand for our services; individual economic conditions in our markets; and our ability to market our services.

Patents and Trademarks

In the U.K

On September 14, 2000, Equitalk received notification from the Trademarks Registry Office of Great Britain that its trademark, “Equitalk,” was registered by that government agency.

On January 9, 2004, we received notification from the Trademarks Registry Office of Great Britain that as of August 8, 2003, our trademark, “Xfone,” was registered by that government agency.

In the U.S

The Mark, “NTS Communications” related to the provision of telephone telecommunications services in the United States, was registered by the United States Patent and Trademark Office on September 4, 1984, and renewed through the year 2014.

The Mark, “NTS Communications (with design)” related to the provision of telephone communications services in the United States, was registered by the United States Patent and Trademark Office on October 12, 1993, and has been renewed through the year 2013.

The Mark, “NTS-ONLINE (with design)” related to the provision of web hosting, on-line message boards and information, was registered by the United States Patent and Trademark Office on August 15, 2000.

On February 6, 2007, NTS filed an application with the United States Patent and Trademark Office to register the Mark, “NTS-ONLINE” related to the provision of expanded telecom services, web hosting services, and domain name services.  The application also seeks to eliminate the design associated with the mark.  The status of this application is pending.

On April 22, 2005, Xfone USA received notification from the United States Patent and Trademark Office that as of April 12, 2005, its Mark, “eXpeTel,” was registered by that government agency.

In Israel

On August 6, 2007, Xfone 018 received notification from the Israeli Patent Office that as of March 30, 2007, its Mark, “Xfone 018,” was registered by that government agency.

We do not have any other patents or registered trademarks.

Regulatory Matters

We provide our services in many countries, all of which have different regulations, standards and controls related to licensing, telecommunications, import/export, currency and trade. We believe that we are in substantial compliance with these laws and regulations.

In the U.K

In 1996, our subsidiary, Swiftnet Limited was granted a license to operate a telecommunications system from the Secretary of State for Trade and Industry of the United Kingdom. On July 25, 2003, the regulatory situation within the United Kingdom changed dramatically with the ending of the licensing regime and the withdrawal and revocation of the Telecommunication Act.

The licensing regime has been replaced by a general authorization regime with the introduction of the General Conditions of Entitlement.

Swiftnet Limited, Equitalk.co.uk Limited, Auracall Limited and Story Telecom Limited are now affected by regulations introduced by the Office of Communications (“Ofcom”). Ofcom is the regulator for the UK communications industries, with responsibilities across television, radio, telecommunications and wireless communications services. Our UK businesses are also affected by the rules set by regulator for Premium Rate Services (Phonepay Plus - www.phonepayplus.org.uk). We do not believe that any regulations introduced by Ofcom or Phonepay Plus will significantly interfere with or substantially impair our business.

In the U.S

Xfone USA is licensed as a CLEC and an Inter-exchange Carrier to provide local telephone and long distance services in the states of Alabama, Florida, Georgia, Louisiana and Mississippi. Internet and data services provided by Xfone USA are not regulated services.

As of March 10, 2005, and upon consummation of the merger of WS Telecom, with and into Xfone USA, we became subject to applicable US state and federal telecommunications laws and regulations. Compliance with such laws involved higher costs than we had in Europe.

On March 9, 2005, the Mississippi Public Service Commission (“MSPSC”) issued an Order opening a Generic Change of Law Proceeding (“MSPSC Proceeding”) to consider amendments to existing Interconnection Agreements between BellSouth Telecommunications, Inc. and all (CLECs) in Mississippi. As an interested party and as a CLEC, Xfone USA petitioned and was granted permission to intervene in the MSPSC Proceeding for regulatory purposes. On October 26, 2005, the MSPSC held its hearing on the MSPSC Proceeding and took the results of the proceeding under advisement. On October 20, 2006 the MSPSC issued its Order in this matter, requiring various changes to Interconnection Agreements between BellSouth Telecommunications, Inc. and all CLECs in Mississippi, including the Interconnection Agreement under which Xfone USA operates. The issues addressed by the MSPSC in this proceeding were regulatory in nature and did not involve monetary damages.

From time to time Xfone USA may be required to seek regulatory approval before applicable state public utility commissions of certain transactions, including business combinations with other telecommunications providers. During 2005, upon request of Xfone USA, the MSPSC and the Louisiana Public Service Commission granted regulatory approval of the sale and transfer of the assets and the customer base of I-55 Telecommunications to Xfone USA. This transaction was closed on March 31, 2006.

It has come to our attention that certain required annual regulatory reports with the MSPSC may not have been made in a timely manner. We are currently evaluating all required reports, and are working diligently to remediate any such omissions. Xfone USA could face a potential penalty and/or revocation of its certificate as a result of the late filings.

On February 14, 2008, Xfone and NTS received domestic and international Section 214 authorization from the United States Federal Communications Commission to transfer control of NTS to the Company.

NTS has certain domestic and international Section 214 authority, which authorizes NTS to provide long distance service in the United States.

NTS is registered re-seller of long-distance services in the states of Arizona, Colorado, Kansas, New Mexico, Oklahoma and Texas.  NTS is also registered to provide local services in New Mexico and Texas.  Further, in Texas, NTS has the authority to provide local telecommunications services throughout the state of Texas, to provide cable community registrations in Lubbock and Wollforth, and has permits to provide video services in designated areas within Lubbock, Wolfforth, Smyer and Levelland. In addition, NTS has entered into 9-1-1 Emergency Service Agreements with the applicable 9-1-1 entities in the markets it serves.

Effect of Probable Governmental Regulations

As an ETC, there are numerous actions proposed at both the state and federal level which could limit NTS’ future access to reimbursement from various Universal Service Funds (“USF”).  NTS currently only receives minimal reimbursement from USF for its provision of Lifeline and LinkUp services.  However, these measures could limit NTS ability to obtain reimbursement for services provided in high cost areas.  NTS continues to rely on AT&T for access to high cap interoffice and last mile copper loop facilities.  AT&T’s obligation to provide these facilities is created by the Federal Telecommunications Act of 1996 and corresponding regulations of the FCC and memorialized in interconnection agreements between NTS and Incumbent Local Exchange Carriers.  Should laws or regulations be changed to limit and or eliminate competitive access to these essential facilities, NTS business could be adversely affected.  The FCC has been considering access charge reform to address issues created by VoIP traffic, namely the compensation due, if any, to terminating carriers for VoIP originated calls.  Resolution of this issue will clarify legal and regulatory uncertainty about the treatment of these calls and could have the effect of opening the door to new markets for NTS’ wholesale switched services.  At the state level, the Texas State PUC has implemented rules which may result in the reduction of NTS’ intrastate access revenues in the fourth quarter of 2008.

In Israel

On April 15, 2004, we established Xfone Communication Ltd. and renamed it to Xfone 018 Ltd in March 2005. On July 4, 2004 the Ministry of Communications of the State of Israel (the "MOCSIL") granted Xfone 018 a license to provide international telecom services in Israel (the "International Telecommunications Services License"). The International Telecommunications Services License may be revoked by this agency in the occurrence of certain events such as breach of telecommunication laws and regulations or breach of certain provisions of the license.

On May 31, 2006, Xfone 018 was granted permission by the MOCSIL to commence an experimental deployment of International Telephone Services utilizing Voice over Broadband (VoB) technology. On May 31, 2007 the permission expired. The MOCSIL is currently evaluating an amendment to the International Telecommunications Services License, which would, if adopted, include Voice over Broadband (VoB) technology within our International Telecommunications Services License.

On August 21, 2006, the MOCSIL granted Xfone 018 a license to operate in Israel as an ISP, thus enabling Xfone 018 to provide Internet access, Email and EDI (electronic data interchange) services.

On November 7, 2007, the MOCSIL granted Xfone 018 a license to commence an experimental deployment of Local Telephone Services utilizing Voice over Broadband (VoB) technology. The license will expire on October 31, 2007.

On May 24, 2007, the MOCSIL informed Xfone 018 that it is considering imposing on it a financial sanction as a result of Xfone 018’s failure to provide the new "Mobilization of Telephone Numbers" service (the "Service"), as of September 1, 2006, as required by law. On June 14, 2007, Xfone 018 responded to the MOCSIL and explained the reasons for the delay in the implementation of the Service,. In December 2007, the Service was implemented in Israel by all telecom service providers, including Xfone 018. Xfone 018 has not recieved any additional communications from the MOCSIL in this regard since its implementation of the Service, and accordingly, believes the matter to be resolved.

Effect of Probable Governmental Regulations

There are numerous actions recently proposed by the Grunow Committee, an advisory committee appointed by the Ministry of Communications of the State of Israel, which could affect our business in the future. Below are the significant recommendations of the committee that could apply to us if adopted:

•
Naked ADSL: A proposal has been made to separate between the telephony and internet access in the "Last Mile". If adopted, this could be beneficial to Xfone 018, as it would provide Xfone 018 with the opportunity to penetrate the market with its VOB local calls services.

•
Unbundling: A proposal has been made to force the existing infrastructure providers to enable other providers to use their infrastructure in fair prices to encourage competition. If adopted, this could affect Xfone 018’s business by allowing it to offer a wider range of services at attractive prices.

•
MVNO: A proposal has been made to open the Israeli market to new virtual players in the mobile arena.  If adopted, this could affect Xfone 018’s business by allowing it to penetrate a new market, which constitutes more than 50% of the Israeli communication market.

•
International Calls: A proposal has been made to enable mobile operators to supply international calls based on agreed access charge from the international carriers. If adopted, this could negatively affect Xfone 018’s business by enlarging the number of its competitors.

•
WIMAX: A proposal has been made to issue WIMAX frequencies in order to establish new access networks in Israel.  If adopted, this could be beneficial to Xfone 018’s business by allowing it to penetrate and gain a new market share by direct access.

Research and Development Activities

During fiscal year 2006, we spent £23,333 ($49,101) on research and development activities. During fiscal year 2007, we spent £23,794 ($47,609) on research and development activities. During the first quarter of 2008 we spent £13,830 ($29,175) on research and development activities. Other than developing and expanding our telecommunications applications and our websites, we do not intend to undertake any significant research and development activities in 2008.

Cost of Compliance with Environmental Laws

During 2007, NTS incurred approximately $31,000 expenses related to the encapsulation of asbestos insulation located on certain of the basement piping and basement boiler jacket of the Metro Tower, a property owned in Lubbock, Texas, and in connection with the replacement of the roof of the building to remediate a potential interior mold problem with originated from a roof leak.  NTS will from time to time incur additional similar expenses in the future to monitor and encapsulate, where necessary, isolated areas of asbestos. On March 21, 2008, NTS received notice that the remediation project at Metro Tower had been completed, and accordingly does not anticipate significant future expenses related to mold remediation at this property over and above those normally associated with customary and usual building maintenance.

We currently have no other costs associated with compliance with environmental regulations. We do not anticipate any other future costs associated with environmental compliance; however, there can be no assurance that we will not incur such costs in the future.

Employees

We currently have 30 employees in the United Kingdom, 357 in the United States, and 41 employees in Israel.

Reports to Security Holders

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1–800–SEC–0330. Our filings are also available to the public from commercial document retrieval services and the Internet worldwide website maintained by the U.S. Securities and Exchange Commission at www.sec.gov. We also provide a link to these filings on our website at www.xfone.com.

ITEM 2.	Description of Property

In February 2007, we moved our principal executive offices to Flowood, Mississippi, USA, sharing executive office space with our wholly owned U.S. subsidiary, Xfone USA, Inc.

In the U.K

The headquarters of Swiftnet, Equitalk, Auracall and Story Telecom are located at 960 High Road, London N12 9RY - United Kingdom. This is a six-floor building with a concierge, two elevators and parking facilities. We lease space on the fifth and sixth floors. For our office on the fifth floor we renewed our lease for a period of ten years on December 20, 2002, with a five-year cancellation option. Our current lease for the fifth floor expires on December 20, 2012 and the annual lease payments are £49,134 ($98,107). This 3,000 square foot facility has a switch and computer room, six offices, one board room, entrance hall, main hall, accounting, secretarial and administration and two kitchens. In December 2006, we took a lease for the sixth floor, ending on April 5, 2009. In March 2007, we extended this lease for 10 years, ending April 5, 2019, with a 5-year cancellation option. This 3,000 square foot facility has an open-plan administration area plus two offices, one computer room and one kitchen. The annual lease payments are £40,119 ($80,188).

On November 1, 2007, Auracall acquired serviced office facilities at Charlottenstr 68, 10117, Berlin, Germany. These offices are in the central business district and include reception and meeting facilities, purchased on a ‘pay as you use’ basis, plus business address and mail forwarding services. The contract can be terminated with one month’s notice.

On November 1, 2007, Swiftnet entered in to a 24 month agreement with Crosspoint Collocation Ltd to lease a single rack space on the Second Floor of Telehouse North, Coriander Avenue, London E14 2AA at a cost of £850 ($1,699) per month (including power).

In the U.S

NTS Communications and subsidiaries

Owned Real Property

NTS’ video headend and operations center for NTS Construction Company is located at 8902 Alcove Avenue, Wolfforth, Texas 79382.  This is a single story 3,500 sq. ft. building built in 2004.  The building is used for equipment storage warehouse, office space, and the video and data headend.  A satellite farm is located adjacent to the building.  The building sits on two (2) fenced acres within a ten (10) acre lot.

NTS Management Company, a wholly owned subsidiary of NTS Communications, Inc., purchased Metro Tower in 1997.  Metro Tower is a 20-story building located at 1220 Broadway, Lubbock, Texas 79401.  Each floor of the building measures approximately 5,000 square feet.  This building houses NTS’ retail and Toshiba sales offices, local switching, local provisioning and outside technicians.  The building is in fair condition.  NTS Management Company leases office space in the building to various businesses including many technology and telecommunications companies.  NTS Management Company also leases roof space to companies to house communications antennas.  Rental income on the property through July 31, 2007, was $570,474.30.

NTS owns two buildings at 615 N. Price Road, Pampa, Texas 79065.  NTS acquired the buildings in 1997.  One single story building is used as office space for sales and technicians.  The first building measures an estimated 3,552 square feet and is in good condition.  The second building is a single story 9 bay garage with a small shop area and is used for equipment storage.  The second building measures an estimated 3,000 square feet and is in good condition.

NTS owns a building at 400 S. Columbia, Plainview, Texas 79072.  NTS acquired the building in 1997.  The single story building measures an estimated 1,000 square feet and is in good condition.  It is used as office space for sales and technicians.

NTS Telephone Company, LLC, purchased a 7,700 square foot single story building at 601 College Avenue, Levelland, Texas, 79336 on February 29, 2008.  The building is in good condition and will house NTS Telephone Company’s operations in Levelland.

Leased Real Property

•
NTS corporate offices, Network Control Center, Customer Care, and Internet help desk are located at 5307 W. Loop 289, Lubbock, TX, between NTS Communications, Inc. and Shareholder Value, Ltd., measuring 45,072 sq. ft. on three floors with annual triple net base rent of $518,328.00.  The lease expires July 31, 2013 and contains three (3) options for five (5) year renewal terms.  The building was built and completed in 1998 and is in good condition.  NTS believes the building has sufficient space for its operations.

•
Local sales offices located at 801 S. Fillmore, Suite 130, Amarillo, TX, between NTS and Amarillo Place One Properties, measuring 3,958 sq. ft. with annual rent of $45.516.00.  The lease expires on 11/20/2010 and has no renewal option.

•
Point of Presence (“POP”) site and fiber node located at 201 E Main, Ste. 104, El Paso Texas, between NTS and Borderplex LLC, measuring 950 sq. ft. (including 850 linear feet of conduit) with annual rent of $52,250.00.  The lease expires 02/28/2010 and contains one (1) option for five (5) year renewal term.

•
Local sales office located at 450E 10 Desta Drive Midland, TX, between NTS and Claydesta Buildings, L.P., measuring 2,981 sq. ft. with annual rent of $27,574.00.  The lease expires 02/29/2011 and contains one (1) option for a two (2) year renewal term.

•
POP, switch site and fiber node located at 500 Chestnut, Suite 936, Abilene, TX, between NTS and Enterprise Building Abilene, L.P., measuring 4,763 sq. ft. (including roof space for one (1) GPS antenna) with annual rent of $47,520.00.  The lease expires 12/30/2009 and contains one (1) option for four (4) year renewal term.

•
Local sales office located at 400 Pine Street, Suites 500 and 310W, Abilene, TX, between NTS and First Financial Bank, N.A., measuring 4,971 sq. ft. with annual rent of $52,692.60.  The lease expires 04/28/2008 and has no renewal option.

•
POP located at 201 Robert S. Kerr, Suite 1070, Oklahoma City, OK, between NTS and BOKP Tower, LLC, measuring 4,092 sq. ft. with annual rent of $16,926.00.  The lease expires 04/30/2011 and has no renewal option.

•	Equipment room located at 8212 Ithaca, Room W-12, Lubbock, TX, between NTS and Megaron approximately 16 sq. ft. of wall space with annual rent of $480.00. The lease is on a month to month term.

•
Sales and technician offices, POP, switch site and fiber node local provisioning offices, and record storage at Metro Tower, 1220 Broadway, Lubbock, TX, between NTS and NTS Management Co., LLC, measuring 29,110 sq. ft. with annual rent of $93,000.00.  The lease is on a month to month term.

•
Local sales and technician offices located at 4214 Kell, Suite 104 Wichita Falls, TX, between NTS and Skyline Developers, Inc., measuring 2,400 sq. ft. with annual rent of $39,600.00.  The lease expires 08/01/2008 and has no renewal option.

•
POP site located at United Center, 1049 N. 3rd, Abilene, TX, between NTS and State National Bank, measuring approximately300 sq. ft. with annual rent of $6,600.00.  The lease is on a month to month term.

•
POP, switch site, and fiber node located at Petroleum Building, 203 W. 8th Street Suite 102, Amarillo, TX, between NTS and TNT Properties, Inc. measuring 3,056 sq. ft. with annual rent of $36,672.00.  The lease is on a month to month term.

•
POP, switch site, and fiber node located at 710 Lamar Street, Suite 10-25, Wichita Falls, TX, between NTS and White Realty Management Co., measuring approximately 890 sq. ft. plus 200 sq. ft. to house a gas generator at 714 Travis, 6th Floor, Wichita Falls.  Annual rent for both spaces totals $11,377.08.  The lease expires 04/30/2010 and has two (2) options for three (3) year renewal terms.

•	POP and switch site located at 4316 Bryan, Dallas, TX, between NTS and XC Networks measuring 3,816 sq. ft. with annual rent of $155,870.76. The lease expires on 10/31/2009 and has no renewal option.

•	NTS has established the following collocations with AT&T:

o	Abilene Orchard, 343 Cedar Street, Abilene, TX 79601
o	Abilene Owen, 2626 Post Oak Road, Abilene, TX 79605
o	Amarillo Drake, 113 W. 10th Street, Amarillo, TX 79101
o	Amarillo Evergreen, 1700 E. Hastings Ave., Amarillo, TX 79108
o	Amarillo Fleetwood, 3312 Western Ave., Amarillo, TX 79109
o	Amarillo Osage, 10609 Osage, Amarillo, TX 79118
o	Lubbock Frankford, 5711 98th St., Lubbock, TX 79424
o	Lubbock Parkview, 1601 82nd St., Lubbock, TX 79423
o	Lubbock Porter Sherwood, 1405 Main, Lubbock, TX 79401
o	Lubbock Swift, 4402 34th St., Lubbock, TX 79414
o	Midland Mutual, 410 W. Missouri, Midland, TX 79701
o	Midland Oxford, 305 Midland Dr., Midland, TX 79703
o	Odessa Emerson, 3801 Dawn, Odessa, TX 79762
o	Odessa Lincoln, 301 W. 7th, Odessa, TX 79761
o	Pampa, 311 N. Ballard, St., Pampa, TX 79065
o	Plainview, 916 Denver St., Plainview, TX 79072
o	Terminal, 2806 LaForce Dr., Midland 79703
o	Wichita Falls Callfield, 4010 Callfield Rd., Wichita Falls, TX 76308
o	Wichita Falls Lamar, 812 9th, Wichita Falls, TX 76301
o	Wichita Falls Tank Farm/Airport, 3145 Airport Dr., Wichita Falls, TX 79306

•	NTS has established the following collocation with Verizon:

o	San Angelo Main, 14 W. Twohig Ave., San Angelo, TX 79603

Easements and Private Rights of Way

•	Perpetual Construction and Utility Easement from Benny Judah for facility hut at 10508 Topeka, Lubbock, Texas, 79424.

•	Right of Way Use Permit: City of Midland, Texas, Right of Way Use Permit for S. Marienfeld Street and W. Missouri Avenue.

Xfone USA

The headquarters of Xfone USA have recently been moved from the 2506 Lakeland Drive, Flowood, Mississippi 39232 location to the existing headquarters of NTS Communications, located at 5307 W. Loop 289, Lubbock, Texas 79414. In connection with this move, we are currently in the process of negotiating a new lease with respect to the Flowood location. The current lease is month-to-month and the monthly rentals are $9,288.05 after release of the Customer Care area. At this time, we intend to significantly reduce the size of the leased space and transform the Flowood site into a local sales and operations center.

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

The Xfone USA Hammond, Louisiana location primarily houses upper level customer support, field technicians and the company’s web design division. Xfone USA recently downsized the existing office space of the two-story building and now utilizes approximately 75% of the second floor, only. The building is located at 211 E. Thomas Street in downtown Hammond, Louisiana and has eight offices and two bathrooms. Xfone USA executed a new 3-year lease and pays $5,000 monthly, which includes utilities.

The Xfone USA New Orleans Sales Office is located at 650 Poydras Street on the 10th floor, Suite 1000, of the 650 Poydras Office Building in downtown New Orleans, Louisiana. The 3,645 square foot facility is a sales office and operations office supporting the company’s carrier switch and network facilities, which is adjacent to this office on the same floor. The office has a glass front entry reception area, six offices, one conference room, two large open areas that can be fitted with workstations for additional sales personnel, provisioning and network operations, a kitchen and a large storage room. The lease is a five-year term and is set to terminate in October 2008. The yearly lease payments are $58,320.

The Xfone USA Baton Rouge Sales Office is located at 3636 South Sherwood Forest Boulevard, on the 4th floor in Baton Rouge, Louisiana. This 2,100 square foot facility has a reception area, two offices, a conference room, a kitchen area and one large open area that will be fitted with 6 workstations for sales and sales support personnel. The office building has two elevators and parking facilities. The lease for the premises was executed in June 2007 for a 3-year term beginning July 1, 2007, and is due to expire in June 2010. The yearly lease payments are $28,644.

In Israel

The headquarters of Xfone 018 are located at 1 Haodem Street, Petach Tikva, Israel. This 3,593 square foot facility has eight offices, one board room, one computer room, one operation room that controls the computer room, open space with costumer service stations, accounting, secretarial and administration, one kitchen, entrance hall and main hall. Our offices are located on the third floor of a four floor building with an elevator and parking facilities. Our premises were leased on a five-year term which is due to expire on August 1, 2009. However, we have the option to extend the term of the lease for an additional five-year period, subject to a prior notice to be given no later than June 1, 2009. The lease payments for the first 30 months are $1,670 per month. The lease payments for the 31-48 months are $2,004 per month. The lease payments for the 49-60 months are $2,171 per month. The lease payments for the 61-72 months are $2,338 per month. The lease payments for the 73-84 months are $2,505 per month. The lease payments for the 85th month are $2,672 per month. We also pay $50 a month for each parking spot. We presently use four parking spaces. As of September 1, 2006, an additional 2,367 square foot facility with six offices, one boardroom, one kitchen, entrance hall and main hall, in the first floor of the same building, is leased under the same terms and conditions as set forth above. Xfone, Inc. has guaranteed all Xfone 018 obligations under this lease agreement.

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

I. MG Telecom Limited

In August 2002, Swiftnet Limited, the Company’s wholly-owned U.K. based subsidiary, filed a summary procedure lawsuit in the Magistrate Court of Tel - Aviv, Israel against MG Telecom Ltd. and its Chief Executive Officer, Mr. Avner Shur. In this lawsuit, we alleged an unpaid debt due to us in the amount of $50,000 from MG Telecom for services rendered by us to MG Telecom. The debt arose from an agreement between us and MG Telecom, a provider of calling card services, in which traffic originating from MG Telecom calling cards was delivered through our system in London, England. Mr. Shur signed a personal guarantee agreement to secure MG Telecom’s obligations under the agreement. On August 16, 2005, the Magistrate Court rendered a judgment in this matter, rejecting our claims. On October 16, 2005, we filed an appeal with the District Court of Tel - Aviv. On December 28, 2006, the District Court rescinded the judgment of the Magistrate Court. The case was returned to the Magistrate Court for writing a new reasoned judgment. On May 28, 2007, the Magistrate Court rendered a new judgment, rejecting our claims. On July 15, 2007 we filed an appeal with the District Court of Tel - Aviv. A preliminary hearing was held on January 10, 2008. The next hearing is scheduled for May 22, 2008.

II. MCI WorldCom Limited (Currently Operating as “Verizon Business”)

Swiftnet Limited, the Company’s wholly-owned U.K. based subsidiary, was served with a claim on October 11, 2005 that was filed by MCI WorldCom Limited (currently operating as Verizon UK Limited) (“MCI”) in an English court for the sum of £1,640,440 ($3,277,949) plus interest accruing at a daily rate of £401 ($801) which at the date of claim had amounted to £92,317 ($184,519).  MCI’s claim was for telecommunication services provided to Swiftnet. Swiftnet had been in dispute with MCI regarding amounts due to MCI for telecommunications services provided by MCI to Swiftnet.  Swiftnet alleged that the disputed charges were improperly billed by MCI to its account and therefore MCI should credit Swiftnet for a certain amount of the claim.  A substantial element of Swiftnet’s counterclaim for credits was based upon special rates agreed verbally by Swiftnet and MCI, which were not applied by MCI in its invoices.  Swiftnet pleaded a counterclaim and that £275,574 ($550,803) owed in relation to traffic terminated through the Xfone network in Israel should be deducted.

On March 19, 2008, the Judge handed down judgment in this dispute and awarded £1,278,942 ($2,556,285) plus legal costs and interest in favour of MCI. Our financial statements have carried the full amount Swiftnet calculated that it owed to MCI based on the data held in Swiftnet’s billing systems. The net effect of this judgement is that Swiftnet’s costs will be increased by £705,645 ($1,410,408), plus MCI’s legal costs and interest payable, which have not as yet been finally determined. Swiftnet is in the process of taking legal advice as to whether it will seek an appeal to the English Court of Appeal.

III. FCC Enforcement Bureau

On March 6, 2006, the FCC’s Enforcement Bureau initiated an investigation into Telephone Electronic Company’s (“TEC”) compliance with FCC Rules for compensation of payphone service providers.  The Enforcement Bureau issued requests for production to TEC, its affiliates and subsidiaries.  TEC was a majority shareholder of NTS Communications, Inc. ("NTS") at the time of this investigation, prior to our acquisition of NTS on February 26, 2008.  On April 26, 2006, NTS filed its response to the request for production.  The FCC has the authority to issue fines for violations of its regulations.  NTS believes it is in compliance and will not incur any fine.  The investigation is pending.

IV. Famous Telecommunications

In August 2006, Story Telecom Limited, at that time the Company’s majority-owned U.K. based subsidiary, and as of March 25, 2008 a wholly-owned subsidiary, filed a lawsuit in the Barnet County Court, London, United Kingdom, against “Famous Telecommunications”, a reseller of calling cards, and its owner, Mr. Tanvir Babar. In this lawsuit, Story Telecom alleged an unpaid debt in the amount of £52,000 ($103,935) from Famous Telecommunications and/or Mr. Baber for services rendered by it. The debt arose from an agreement between Story Telecom and famous Telecommunications and/or Mr. Baber, in which Story Telecom supplied Famous Telecommunications and/or Mr. Baber with calling cards which they in turn distributed in the market. In September 2006, the court rendered a Judgment in Default in favor of Story Telecom. According to the judgment Famous Telecommunications and/or Mr. Baber must pay the debt plus interest forthwith, approximately £54,000 ($107,932). Famous Telecommunications and/or Mr. Baber failed to comply with the court’s order and as a result thereof Story Telecom applied for a Third Party Debt Order, requesting the court to order Mr. Baber’s bank, Halifax plc, to make available to Story Telecom any monies currently available within Mr. Baber’s account. In October 2006, the court made an Interim Order ordering Halifax plc to hold any amounts available within Mr. Baber’s account (up to the amount of the judgment being £54,000) in favor of Story Telecom until full hearing takes place. Full hearing took place on January 18, 2007, during which the court ordered Halifax plc to pay Story Telecom any monies held in Mr. Baber’s account. Halifax plc transferred approximately £1,200 ($2,398) to Story Telecom’s account, as these were all the monies available. Story Telecom will request that the court order Mr. Baber to attend court for questioning regarding his financial situation, whereby he will also be required to detail all his assets. Following such questioning Story Telecom will look to pursue the most likely to succeed course of action in collecting the monies due.

V. Aya Goldenberg

On December 10, 2006, Aya Goldenberg, a former employee of Xfone 018 Ltd., the Company’s majority-owned Israel based subsidiary, filed a lawsuit against Xfone 018 in the District Labor Court of Tel Aviv-Jaffa, Israel. Mrs. Goldenberg, who had been employed by Xfone 018 for almost two years, and whose employment was terminated by Xfone 018 on March 24, 2006, sought : (a) compensation for an alleged unlawful termination of employment, alleging discrimination on a parenthood basis, which constituted a violation of the Israeli Equal Opportunities Work Law; and (b) alleged unpaid overtime payment. The total lawsuit amount involved is NIS 532,000 ($151,179) plus linkage differentials and interest pursuant to the applicable Israeli law.

Initially, due to an insufficient payment of court fees by Mrs. Goldenberg, the lawsuit was directed to a quick legal procedure.  Subsequently, Xfone 018 initiated preliminary proceedings in January 2007, and as a result of these proceedings, Mrs. Goldenberg was compelled to pay the entire due court fees and the lawsuit was transferred in March 2007 to the standard legal procedure.

Xfone 018 submitted its statement of defense, and a preliminary hearing took place on June 10, 2007. Consequently, both parties have submitted their chief testimonies by way of affidavits. An evidences' hearing has been summoned by the court and is scheduled to take place on May 19, 2008.

VI. Property Owners’ Association of Shadow Ridge, Inc. and Others

On June 26, 2007, Property Owners’ Association of Shadow Ridge, Inc. and Others (collectively, the "Plaintiffs") filed suit against the Company’s wholly-owned U.S. based subsidiary, Xfone USA, Inc. and its wholly-owned subsidiary eXpeTel Communications, Inc. (collectively, the "Defendants") in the Circuit Court of Lamar County, Mississippi alleging the Defendants inadequately provided telephone, Internet and cable television service to their subdivision outside of Hattiesburg, Mississippi.

The Plaintiffs do not allege a specific dollar figure for their alleged injuries, and the suit was more declaratory and injunctive in nature, wanting the Defendants to provide better service.

The Defendants state that the telephone service to the subdivision has been excellent over the years and cable television and Internet service has been delivered as good as technology is available.  The problem is derived from the developer of the subdivision never fully building out the area, and there are only fifteen (15) homes in the subdivision at the time of the filing of the lawsuit, making it not economically feasible to upgrade the cable television and Internet service to the most modern technology available, which would improve the service.

The Defendants filed a motion to transfer the litigation to the Mississippi Public Service Commission and to stay the state court litigation.  Deposition of Defendants' President and CEO was held on October 17, 2007, which has proven to be helpful in settling the litigation.  As of February 13, 2008, the file is inactive with the exception of a settlement request from the Plaintiffs, and a request from the circuit court to transfer the case to county court.  There has been no further contact from the Plaintiffs counsel.

VII. David Espinoza vs. NTS Communications, Inc. and Schindler Elevator Corp.

On June 29, 2007, David Espinoza filed a personal injury suit against NTS Communications, Inc. (“NTS”), a wholly-owned U.S. based subsidiary of the Company as of February 26, 2008, and Schindler Elevator Corp., in the 237th District Court of Lubbock County, Texas.  Espinoza was an employee of one of the tenants in Metro Tower, a building owned by NTS Communications.  The complaint alleges that the claim arises from an incident that occurred on July 20, 2005 when Espinoza fell in an elevator at Metro Tower and sustained injuries to his knee and shoulder.  Espinoza is seeking unspecified damages for personal injuries.  The case is set for mediation in April 2008 and jury trial the week of July 21, 2008. The matter is currently being handled by NTS Communications’ insurance carrier.

VIII. Nir Davison

On July 25, 2007, the Company received notification of a claim filed on July 23, 2007 by Nir Davison with the United Kingdom Employment Tribunals, against Story Telecom Limited, at that time the Company’s majority-owned subsidiary and, as of March 25, 2008, a wholly-owned subsidiary, alleging wrongful termination of his employment as Managing Director. The claim did not seek any specific damages. On August 21, 2007, Story Telecom responded to the United Kingdom Employment Tribunal by rejecting Mr. Davison’s claim.

On March 25, 2008, we, Story Telecom, Inc., Story Telecom Limited, Nir Davison and Trecastle Holdings Limited, a company owned and controlled by Mr. Davison, entered into a Compromise Agreement (the “Compromise Agreement”). (Story Telecom, Inc., Story Telecom Limited, and Xfone, together with their associated companies are collectively referred to in the Compromise Agreement as the Xfone Group.)  Pursuant to the Compromise Agreement, the Xfone Group and Mr. Davison settled all claims which Mr. Davison had or may have had against the Xfone Group and any of their respective present or former directors, officers, shareholders, employees or workers (excluding Mr. Davison and Trecastle Holdings) arising out of Mr. Davison’s employment or its termination, his status as a director of any company in the Xfone Group, his rights as a shareholder, stockholder or option holder of any company in the Xfone Group, and any other claims of whatsoever nature, howsoever and wherever arising, which he may have had, whether or not any such claims existed or were known to or contemplated by the parties or recognized by law at the date of the Compromise Agreement.  Additionally, Trecastle Holdings and the Xfone Group settled any claims of whatsoever nature and wherever arising which Trecastle Holdings may have had against the Xfone Group and any of their respective present or former directors, officers, shareholders, employees or workers (excluding Mr. Davison and Trecastle Holdings) whether arising out of Trecastle Holdings’ rights as a stockholder of any company in the Xfone Group, whether or not such claims existed or were known to or contemplated by the parties or recognized by law at the date of the Compromise Agreement.

As part of the settlement, Story Telecom Limited agreed to pay Mr. Davison £30,000 ($59,962) as compensation for loss of employment, which payment was made without admission of liability.  In addition, Mr. Davison agreed to file a Withdrawal of Claim with the United Kingdom Employment Tribunal no later than March 26, 2008. The Withdrawal of Claim was filed with the United Kingdom Employment Tribunal on March 31, 2008.

In connection with the Compromise Agreement, Nir Davison, Trecastle Holdings and Xfone entered into a Securities Purchase Agreement on the same date, pursuant to which Mr. Davison and Trecastle Holdings agreed to sell to Xfone, and Xfone agreed to purchase from each of Mr. Davison and Trecastle Holdings, the shares of common stock of Story Telecom, Inc. that each party owned, respectively, for an aggregate purchase price of £270,000 ($539,662).  Upon acquisition of the shares of common stock of Story Telecom from Mr. Davison and Trecastle Holdings, Story Telecom, Inc. became our wholly owned subsidiary.

The Securities Purchase Agreement also contains non-competition and non-solicitation provisions, which bind Mr. Davison for a period of two years from the closing of the sale of the shares.

IX. Richard C. Mixon and Onsite Guardian, LLC

Xfone USA, Inc., the Company’s wholly-owned U.S. based subsidiary, commenced a lawsuit on August 27, 2007, against former employee Richard Clay Mixon, a resident of Louisiana, and his company OnSite Guardian, LLC (collectively, the "Defendants"), alleging violations of the Louisiana Trade Secrets Act, LRS 51:1431 et seq., and the Louisiana Unfair Trade Practices and Consumer Protection Act, LRS 51:1401 et seq.  Mr. Mixon began his employment with Xfone USA on March 31, 2006, and he resigned from employment on June 11, 2007.  The complaint alleges that the Defendants, particularly Mr. Mixon, unlawfully competed with Xfone USA and unlawfully solicited and diverted clients from Xfone USA to Mr. Mixon’s competing business during the time that Mr. Mixon was employed and earning a salary as an Xfone USA employee.  Further, the complaint alleges that Mr. Mixon is in possession of proprietary and confidential information that he did not return to Xfone USA upon his resignation.  OnSite Guardian was a direct beneficiary of Mr. Mixon’s unlawful conduct.  Xfone USA seeks at least $100,000 in monetary damages from Defendants.

Defendants answered the Complaint on October 1, 2007, denying the substantive allegations in the complaint and asserting the following counterclaims against Xfone USA: 1) Breach of contract based on Xfone USA’s alleged failure to pay quarterly bonuses to Mr. Mixon; 2) Detrimental Reliance; 3) Unfair Trade Practices; and 4) Invasion of Privacy.   Xfone USA responded to Defendant’s counterclaims on November 2, 2007, denying the substantive allegations made by Mr. Mixon.

The case is pending in federal district court in New Orleans, Louisiana.  The federal court has jurisdiction over the parties and the claims based on diversity of citizenship.  The parties are presently engaged in discovery.  Trial of the case is scheduled for the week of July 14, 2008 in New Orleans, Louisiana.

X. E.B.I. Comm, Inc.

On January 4, 2008, E.B.I. Comm, Inc. (“EBI”) filed a Complaint against our wholly-owned U.S.-based subsidiary, Xfone USA, Inc. in the County Court of Lowndes County, Mississippi, alleging that Xfone USA was in default under the terms of the agreement related to the acquisition, in January 2006, of the Internet Service Provider business of E.B.I. Specifically, the complaint alleged that Xfone USA had failed to pay required consideration of $69,215.91 related to the acquisition and demanded payment of this amount, together with pre-and post judgment interest and attorneys fees. On January 25, 2008, Xfone USA made payment to E.B.I. in the amount of $75,000.00 as final settlement of this matter, and on January 29, 2008, E.B.I. dismissed the lawsuit with prejudice.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On December 17, 2007, an Annual Meeting of shareholders of the Company was held at the offices of Gersten Savage LLP in New York, New York. The following items were approved by the shareholders at the Annual Meeting:

(A)
The election of eight (8) members of the Board of Directors, each director to serve for a number of years corresponding to his Class, respectively, one year for Class A, two years for Class B and three years for Class C, until the 2008, 2009 and 2010 Annual Meetings of Stockholders of the Company; each such director to serve until re-elected for a term of three (3) years or his successor is duly elected and qualified or until his earlier resignation, removal or death: (i) Abraham Keinan (Class A); (ii) Guy Nissenson (Class A); (iii) Shemer Shimon Schwarz (Class A); (iv) Eyal Josef Harish (Class B); (v) Aviu Ben-Horrin (Class B); (vi) Itzhak Almog (Class B); (vii) Morris Mansour (Class C); (viii) Israel Singer (Class C).

(B)
The appointment of Stark, Winter, Schenkein & Co., LLP as the Company’s Independent Certified Public Accountants, for the fiscal year ending December 31, 2007, and the first three quarters of the fiscal year ending December 31, 2008;

(C)	The Company’s 2007 Stock Incentive Plan which is designated for the benefit of employees, directors, and consultants of the Company and its affiliates; and

(D)
The acquisition of NTS Communications, Inc. (“NTS”) pursuant to that certain Stock Purchase Agreement by and among the Company, NTS and the shareholders of NTS, dated August 22, 2007, including the issuance of shares of the Company’s common stock to i) certain shareholders of NTS who have elected to re-invest all or a portion of their allocable sale price in the Company’s common stock, and ii) to Oberon Securities, LLC, as partial compensation for acting as an adviser for the financing of the cash portion of the purchase price for the acquisition of NTS.

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

As of June 8, 2005, our common stock is quoted and traded under the symbol “XFN” on the American Stock Exchange (“AMEX”). As of July 24, 2006, our common stock is also quoted and traded under the symbol “XFN” on the Tel Aviv Stock Exchange (“TASE”).

As of December 31, 2007, the closing price of our common stock was $3.14 (AMEX) / 12.17 NIS (TASE). As of March 28, 2008, the closing price of our common stock was $3.55 (AMEX) / 11.16 NIS (TASE).

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

Below is the market information pertaining to the range of the high and low closing price of our common stock for each quarter since year 2003. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	Low	High
2007
Fourth Quarter	$2.84	$3.88
Third Quarter	$2.34	$3.05
Second Quarter	$2.50	$3.70
First Quarter	$2.40	$2.89
2006
Fourth Quarter	$2.26	$2.90
Third Quarter	$2.18	$2.85
Second Quarter	$2.65	$3.01
First Quarter	$2.68	$3.84
2005
Fourth Quarter	$2.30	$3.09
Third Quarter	$2.90	$3.40
Second Quarter	$2.80	$3.30
First Quarter	$2.50	$4.29
2004
Fourth Quarter	$1.95	$3.35
Third Quarter	$3.00	$3.75
Second Quarter	$3.20	$3.95
First Quarter	$3.45	$5.75
2003
Fourth Quarter	$3.15	$6.00
Third Quarter	$0.69	$3.45
Second Quarter	$0.39	$0.75
First Quarter	$0.35	$0.90

The source of the above information is http://www.amex.com.

Holders

On March 28, 2008, there were 347 holders of record of our common stock.

Dividends

No cash dividend was declared in 2005, 2006 or in 2007 through the date of this Annual Report.

Securities Authorized For Issuance under Equity Compensation Plans

Equity Compensation Plan Information
as of December 31, 2007

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	11,519,159	$3.69	8,078,700
Equity compensation plans not approved by security holders	0	--	--
Total	11,519,159	$3.69	8,078,700

(1)
Represents the number of shares issuable under the Company’s 2004 Stock Option Plan (the “2004 Plan”) and 2007 Stock Incentive Plan (the “2007 Plan”). On November 24, 2004, our board of directors approved and adopted the principal items forming our 2004 Plan which is designated for the benefit of employees, officers, directors, consultants and subcontractors of the Company including its subsidiaries. On November 1, 2005, the 2004 Plan was approved by our board of directors, and on March 13, 2006 by our shareholders, at a Special Meeting. Under the 2004 Plan, the Plan Administrator is authorized to grant options to acquire up to a total of 5,500,000 shares of common stock. On October 28, 2007, our Board of Directors adopted and approved the Company’s 2007 Plan, and on December 17, 2007, our shareholders approved this plan at the Annual Meeting of stockholders. The 2007 Plan authorizes the issuance of awards for up to a total of 8,000,000 shares of our common stock underlying such awards.

Recent Sales of Unregistered Securities

On January 16, 2007, and in conjunction with a December 24, 2006 Securities Purchase Agreement we issued an aggregate of 172,414 warrants to Halman-Aldubi Provident Funds Ltd. and Halman-Aldubi Pension Funds Ltd. The warrants are exercisable on a one to one basis into restricted shares of our common stock, at an exercise price of $3.40, and have a term of five years. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Act”). We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the certificates representing the warrants were marked with a restrictive legend; and (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment.

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

On March 1, 2007, 187,500 of Alon Mualem’s options under the Company's 2004 Stock Option Plan were terminated due to his resignation.

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

During May 2007, Alon Mualem exercised 6,300 of his outstanding options under the Company's 2004 Stock Option Plan, at an exercise price of $3.50 per share. On June 1, 2007, the remaining 106,200 of his options were terminated due to his resignation.

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

On June 5, 2007, the Company’s Board of Directors approved a grant of 20,000 options, under and subject to the Company’s 2004 Stock Option Plan, to Morris Mansour, an Independent Director and currently a member of the Nominating and Compensation Committees of the Company’s Board. The options were granted under the following terms: Date of Grant - June 5, 2007; Exercise Price - $3.50 per share; Vesting Date - 12 months from the Date of Grant; Expiration Date - 5 years from the Vesting Date. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because the offer and sale of the securities did not involve a public offering or an underwriter.

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

On June 21, 2007, 32,812 of Brad Marcus’ options were terminated due to his resignation. Mr. Marcus was an employee of Swiftnet Limited, the Company’s wholly owned subsidiary. On September 21, 2007, the remaining 42,188 of Brad Marcus’ options were terminated due to his resignation.

On October 31, 2007, the Company canceled 7,043 shares of its common stock, and 4,838 warrants which were returned to it by Trustmark National Bank, acting as escrow agent in conjunction with the consummation of the Company’s acquisition of I-55 Telecommunications, Inc. on March 31, 2006. The 7,043 shares and 4,838 warrants were being held in escrow, and were released and returned to the Company for cancellation after determination by the Company of a breach of the representations and warranties in the Agreement and Plan of Merger by I-55 Telecommunications, notification by the Company that it had suffered a loss pursuant to the terms of the Escrow Agreement entered into in connection with the acquisition, and upon expiration of the response time allotted with no response from the other parties or their counsel, in accordance with the terms of the Escrow Agreement.

On December 26, 2007, and in conjunction with a December 13, 2007 Subscription Agreements we issued an aggregate of 1,300,000 warrants to: (i) XFN-RLSI Investments, LLC, an entity affiliated with Richard L. Scott Investments, LLC, a U.S. institutional investor; and (ii) certain investors affiliated with or who are customers of Gagnon Securities LLC. The warrants are exercisable on a one to one basis into restricted shares of our common stock, at an exercise price of $3.10, and have a term of five years. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the certificates representing the warrants were marked with a restrictive legend; and (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment. Additional details regarding this financing are set forth under “Management’s Discussion and Analysis or Plan of Operations” below.

On December 13, 2007, and in conjunction with a private offering of the same date, the Company issued an aggregate of NIS 100,382,100 (approximately $28,525,746) bonds (Series A) (the “Bonds”) to Israeli institutional investors.  The Bonds will pay an initial annual interest at a rate of 9% that will be paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive).  Commencing on the date of listing of the Bonds on the TASE, the interest rate payable for the unpaid balance of the Bonds will be reduced by 1%, to an annual interest rate of 8%.  The principal of the Bonds will be repaid in eight equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Bonds is linked to the Israeli Consumer Price Index.

The Company has also agreed to issue the holders of the Bonds, for no additional consideration, 956,020 (non-tradable) warrants, each exercisable at an exercise price of $3.50 with a term of 4 years (the "Warrants"). The Company issued the Warrants on March 25, 2008.

The Company engaged Excellence Nessuah (1993) Ltd. and First International & Co. - Underwriting and Investments Ltd. as pricing underwriters for the prospectus to be filed with the Israeli Securities Authority and the TASE for the listing for trade of the Bonds on the TASE. Additional details regarding the Bonds are set forth under “Management’s Discussion and Analysis or Plan of Operations” below.

The offering of the Bonds was not registered under the Act, as it was made in accordance with Regulation S promulgated under the Act (“Regulation S”).  We believed that the exemption was available because each of the institutional investors (i) represented that it is an institutional investor classified as a type of investor listed in the first supplement to the Israeli Securities Law, for the purposes of Section 15a(b)(1) of the Israeli Securities Law; that its offer was for itself and/or for customers that are investors listed in Section 5a(b)(1) of the Israeli Securities Law, respectively; (ii) declared that it knows and understands, that the private placement is being done in Israel only (and not in the U.S.) and is intended only for Israeli residents, that are in Israel (and not in the U.S.) and not for U.S. persons (“U.S. Person”) as they are defined in Regulation S; (iii) declared and confirmed, that it is incorporated and active in Israel, and that it is not a U.S. Person, and that it is not located outside of Israel at the time of the filing of the offer; (iv) declared that it knows that it will not be allowed to take action to sell the Bonds and Warrants in the U.S. and/or to a U.S. Person; and (v) declared and confirmed that the Bonds, Warrants and shares that may result from the exercise of the Warrants, are not acquired for the purpose of “distribution” (as this term is defined in the US securities laws) in the U.S.

ITEM 6.	Management’s Discussion and Analysis or Plan of Operation

EMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

OVERVIEW

Xfone, Inc. was incorporated in Nevada, U.S.A. in September 2000. We are a holding and managing company providing international voice, video and data communications services with operations in the United States, the United Kingdom and Israel offering a wide range of services, including: local, long distance and international telephony services; video; prepaid and postpaid calling cards; cellular services; Internet services; messaging services (Email/Fax Broadcast, Email2Fax and Cyber-Number); and reselling opportunities. We serve customers worldwide.
In February 2007, we moved our principal executive offices from the UK to Flowood, Mississippi, and shared executive office space with our wholly owned U.S. subsidiary, Xfone USA, Inc. The headquarters of Xfone USA recently moved from the Flowood, Mississippi location to Lubbock, Texas, to the existing headquarters of NTS Communications, Inc., which we acquired in February 2008. See “NTS Communications, Inc.” below. We intend to move our principal executive offices to the Lubbock, Texas, location in the near future as well.

On October 4, 2000, we acquired Swiftnet Limited which had a business plan to provide comprehensive range of telecommunication services and products, integrated through one website. Swiftnet was incorporated in 1990 under the laws of the United Kingdom and is headquartered in London, England. Until 1999, the main revenues for Swiftnet were derived from messaging and fax broadcast services. During 2000, Swiftnet shifted its business focus to voice services and now offers a comprehensive range of calling services to resellers and end customers. Utilizing automation and proprietary software packages, Swiftnet’s strategy is to grow without the need for heavy investments and with lower expenses for operations and registration of new customers.

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

On August 18, 2005, we entered into an Agreement and Plan of Merger to acquire I-55 Internet Services, Inc., a Louisiana corporation (the “I-55 Internet Merger Agreement”). On September 13, 2005, we filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the I-55 Internet Merger Agreement. On October 10, 2005, we entered into a First Amendment to the Merger Agreement, by and among I-55 Internet Services, Xfone, Inc, Xfone USA, Inc., our wholly-owned United States subsidiary and Hunter McAllister and Brian Acosta, key employees of I-55 Internet Services, in order to induce Xfone, Inc and Xfone USA not to terminate the I-55 Internet Merger Agreement due to the material adverse effect that Hurricane Katrina has had on the assets and business of I-55 Internet Services. As part of the amendment and since, at that time, the merger of I-55 Internet Services with and into Xfone USA had not been consummated yet, in the interim, the parties agreed and entered into on October 11, 2005 a Management Agreement (the “I-55 Internet Management Agreement”) that provided that I-55 Internet Services hired and appointed Xfone USA as manager to be responsible for the operation and management of all of I-55 Internet Services business operations, including among other things personnel, accounting, contracts, policies and budget. In consideration of the management services provided under the I-55 Internet Management Agreement, I-55 Internet Services assigned and transferred to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the I-55 Internet Management Agreement. The term of the I-55 Internet Management Agreement commenced on October 11, 2005 and continued until the consummation of the merger on March 31, 2006.

In conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Internet Services, we issued a total of 789,863 shares of our common stock valued at $2,380,178 and 603,939 warrants exercisable for a period of five years into shares of our common stock, with an exercise price of $3.31, valued based on the Black Scholes option-pricing model (the “Xfone Stock and Warrant Consideration”). A portion of the Xfone Stock and Warrant Consideration issued at closing was placed in an escrow account, to be held pending certain adjustments. The Company subsequently made the following two claims against such escrow account: Claim #1: The Company made a claim on March 27, 2007 to adjust the total consideration based upon the changes in customer billings as determined pursuant to a formula set forth in the First Amendment to the Merger Agreement (the “Customer Billing Adjustment Amount”), which the Company had determined was $247,965.57. Claim #2: The Company determined an undisclosed liability, in accordance with Article 6.03 of the I-55 Internet Services, Inc. Merger Agreement (as amended), in the amount of $147,550 and on November 28, 2006, sent a claim for this amount. The Shareholder Representatives of I-55 Internet Services disputed the amounts in both claims submitted and so the parties entered into negotiations on May 2, 2007, where they agreed to reduce the amount claimed in Claim #1 by $104,948.46, which represents adjustments made to the 90-Day column, Trade Accounts, and certain accounts that had previously been listed as having 90-Day balances but were subsequently confirmed as not having 90-Day balances, and by the final amount billed to EBI Comm, Inc. (“EBI”) in 2005 prior to the assets of EBI being purchased by Xfone USA, and agreed to reduce the original Loss amount claimed in Claim #2 by $6,800.00, representing additional services purchased with Zipa, Inc. under the direction of Xfone USA during the Management Agreement period from October 2005 through March 2006. Upon settlement of the claims, two Joint Deposition Notices for the escrow agent, Trustmark National Bank, were delivered to the Shareholder Representatives of I-55 Internet Services for execution, however, a Shareholder Representative refused to execute the notices pending approval of the claims by the shareholders of I-55 Internet Services.  On June 7, 2007, the shareholders met and rejected the figure agreed upon with respect to Claim #1 and accepted the figure agreed upon with respect to Claim #2.  There has been no further action taken by Xfone USA or us with respect to either of these claims.   As a result of the rejection of the figure for Claim #1, the Company officially retracted the Joint Deposition of Escrow Claim, and consequently the original Pending Claim Notice dated March 27, 2007 in the amount of $247,965.57 is still claimed, and the revised Claim #2 in the amount of $140,750 is also claimed. Xfone USA’s new management, which was appointed following the Company’s acquisition of NTS, is reviewing this matter to determine how best to proceed in connection with the remaining pending claims against the escrow.

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

In conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Telecommunications, LLC, we issued a total of 223,702 shares of our common stock valued at $671,687 and 79,029 warrants exercisable for a period of five years into shares of our common stock, with an exercise price of $3.38, valued based on the Black Scholes option-pricing model (the “Xfone Stock and Warrant Consideration”). A portion of the Xfone Stock and Warrant Consideration issued at closing was placed in an escrow. The Company determined a breach of the representations and warranties in the Merger Agreement resulting from the failure of I-55 Telecommunications to disclose the liability due and payable to the Louisiana Universal Service Fund (“LA USF”) through the period of October 2005, at which time Xfone USA undertook the management role of I-55 Telecommunications.  Pursuant to Section 1(g) of the Escrow Agreement dated as of March 31, 2006 by and among Xfone USA, the Escrow Agent, and the President and Sole Member of I-55 Telecommunications, and in accordance with Article 6.02 of the Merger Agreement, Xfone USA notified the other parties that it believed that it had suffered a Loss of $30,625.52, pursuant to the provisions of Article 6.02 of the Merger Agreement dated as of August 26, 2005. Having not received any response from the President and Sole Member of I-55 Telecommunications, nor from his counsel, on October 15, 2007, and after the allotted response time allowed, Xfone USA instructed the Escrow Agent (Trustmark National Bank) to deliver from the Escrow Fund of the President and Sole Member of I-55 Telecommunications, to the Company, 7,043 shares of Common Stock and 4,838 Xfone Stock Warrants.  The 7,043 shares of Common Stock and 4,838 Xfone Stock Warrants were returned to the Company for cancellation on October 31, 2007.

In conjunction with certain Agreements to Purchase Promissory Notes dated October 31, 2005 / February 3, 2006 with Randall Wade James Tricou; Rene Tricou - Tricou Construction; Rene Tricou - Bon Aire Estates; Rene Tricou - Bon Aire Utility; and Danny Acosta, creditors of I-55 Telecommunications (the “Creditors”), and upon the consummation of the merger on March 31, 2006, we issued to the Creditors an aggregate of 163,933 restricted shares of common stock and an aggregate of 81,968 warrants, exercisable at $3.38 per share, at a total value of $492,220, in return for retiring their individual loans with I-55 Telecommunications.

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

On September 27, 2005, a Securities Purchase Agreement was entered for a $2,000,000 financial transaction by and among us, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment took the form of a convertible term note secured by our United States assets. The Term Note has a 3 year term, bears interest at a rate equal to prime plus 1.5% per annum, and is convertible, under certain conditions, into shares of our common stock at an initial conversion price equal to $3.48 per share. In conjunction with the financial transaction, we issued to Laurus Master Fund 157,500 warrants which are exercisable at $3.80 per share for a period of five years. The closing of the financial transaction was on September 28, 2005. As of August 1, 2007, Laurus Master Fund, Ltd. assigned to Valens U.S. SPV I, LLC a principal amount equal to $169,925.11 of the Term Note, and to Valens Offshore Fund SPV I, Ltd. a principal amount equal to $549,289.76 of the Term Note. The conversion of the Term Note will result in dilution in the percentage of common stock owned by the company’s existing shareholders, although the conversion price was in excess of the net tangible book value per share and accordingly was not economically dilutive.

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

On January 1, 2006, Xfone USA, Inc., our wholly owned subsidiary, entered into an Agreement with EBI Comm, Inc. (“EBI”), a privately held Internet Service Provider, to purchase the assets of EBI. EBI provided a full range of Internet access options for both commercial and residential customers in north Mississippi. Based in Columbus, Mississippi, EBI’s services included Dial-up, DSL, T1 Dedicated Access and Web Hosting. The customer base, numbering approximately 1,500 Internet users, is largely concentrated in the Golden Triangle area, which includes Columbus, West Point and Starkville, Mississippi. The acquisition was structured as an asset purchase, providing for Xfone USA to pay EBI total consideration equal to 50% of the monthly collected revenue from the customer base during the first 12 months, beginning January 2006. Acquired assets include the customer base and customer lists, trademarks and all related intellectual property, fixed assets and all account receivables. As a result of further negotiations between us and EBI, we have agreed to pay the total consideration of this acquisition in cash in the amount of $85,699 in monthly payments of $10,000 until paid in full, and we made the first of such payments on June 1, 2007 and final payment on January 25, 2008. The acquisition was not significant from an accounting perspective.

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

On May 10, 2006, we, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited, a company owned and controlled by Mr. Davison, entered into a Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, we increased our ownership interest in Story Telecom from 39.2% to 69.6% in a cash transaction valued at $1,200,000. $900,000 of the total consideration was applied to payables owed by Story Telecom to us and our subsidiary Swiftnet Limited for back-end telecommunications services. The balance of $300,000 was paid to Story Telecom to be used as working capital. Story Telecom, Inc., a telecommunication service provider, operated in the United Kingdom through its two wholly owned subsidiaries, Story Telecom Limited and Story Telecom (Ireland) Limited (which was dissolved on February 23, 2007). Following the acquisition, Story Telecom operates as a division of our operations in the United Kingdom. The stock purchase pursuant to the Stock Purchase Agreement was completed on May 16, 2006. The transaction contemplated by the Stock Purchase Agreement was not significant from an accounting perspective.

On March 25, 2008, in connection with a settlement of a legal proceeding before the UK Employment Tribunal initiated by Mr. Nir Davison, we purchased from Mr. Davison and Trecastle Holdings Limited, the shares of common stock of Story Telecom, Inc. that each party owned, respectively, for an aggregate purchase price of £270,000 ($539,662), pursuant to the terms of a Compromise Agreement and a Securities Purchase Agreement entered into between the parties on that date. Upon acquisition of the shares of common stock of Story Telecom, Inc. from Mr. Davison and Trecastle Holdings, Story Telecom, Inc. became our wholly owned subsidiary.

On May 25, 2006, we and the shareholders of Equitalk.co.uk Limited, a privately held telephone company based in the United Kingdom (“Equitalk”) entered into an Agreement relating to the sale and purchase of Equitalk (the “Equitalk Agreement”). The Equitalk Agreement provided for us to acquire Equitalk in a restricted common stock and warrant transaction valued at $1,650,000. The acquisition was completed on July 3, 2006, and on that date Equitalk became our wholly owned subsidiary. In conjunction with the completion of the acquisition and in exchange for all of the capital stock of Equitalk, we issued a total of 402,192 restricted shares of our common stock and a total of 281,872 warrants exercisable at $3.025 per share for a period of five years. Founded in December 1999, Equitalk, a VC-financed company, was the first fully automated e-telco in the United Kingdom. Equitalk provides both residential and business customers with low-cost IDA and CPS voice services, broadband and teleconferencing.

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

On August 15, 2007, the Company, Swiftnet Limited, our wholly owned U.K.-based subsidiary (“Swiftnet”), and Dan Kirschner entered into a definitive Share Purchase Agreement to be completed on the same date, pursuant to which Swiftnet purchased from Mr. Kirschner the 67.5% equity interest in Auracall Limited (“Auracall”) that he beneficially owned, thereby increasing Swiftnet’s ownership interest in Auracall from 32.5% to 100%. Swiftnet had acquired the 32.5% interest in Auracall through several transactions that occurred since October 16, 2001. The purchase price for the shares was £810,917.64 (approximately $1,616,158), payable as follows: £500,000 (approximately $996,500) was paid in cash upon signing of the Share Purchase Agreement, and the remaining £304,000, plus interest of £6,917.64 (approximately $619,658), was payable in monthly installments beginning in September 2007 and continued through March 2008. In connection with the acquisition, Auracall and Swiftnet entered into an Inter-Company Loan Agreement, pursuant to which Auracall agreed to lend Swiftnet £850,000 (approximately $1,694,050) for the sole purpose of and in connection with Swiftnet’s acquisition of the Auracall shares. The loan is unsecured, bears interest at a rate of 5% per annum, and is to be repaid in five years (i.e., August 15, 2012), but may be repaid earlier without charge or penalty. As a result of the terms of the transaction, Mr. Kirschner no longer serves as Auracall’s Managing Director or as a member of its board of directors.

On October 23, 2007, the Company entered into Subscription Agreements with 15 investors affiliated with Gagnon Securities, Inc. who agreed to purchase an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.001 per share at a price of $3.00 per share, for a total subscription amount of $3,000,000. This offering was made by the Company, acting without a placement agent, pursuant to the Company’s Registration Statement on Form SB-2 (File No. 333-143618) which was declared effective by the U.S. Securities and Exchange Commission on August 6, 2007. The 1,000,000 shares were issued on November 6, 2007.

On November 4, 2007, the Company entered into Subscription Agreements with: (i) XFN - RLSI Investments, LLC, an entity affiliated with Richard L. Scott Investments, LLC, a U.S. institutional investor, which agreed to purchase 250,000 shares of the Company’s common stock, par value $0.001 per share at a price of $3.00 per share, for a total subscription amount of $750,000 (the “U.S. Offering”); and (ii) certain Israeli institutional investors, which agreed to purchase an aggregate of 700,000 shares of the Company’s Common Stock, at a price of $3.00 per share, for a total subscription amount of $2,100,000 (the “Israeli Offering”). The U.S. Offering and Israeli Offering were made by the Company pursuant to the Company’s Registration Statement on Form SB-2 (File No. 333-143618) which was declared effective by the U.S. Securities and Exchange Commission on August 6, 2007. The U.S. Offering was made by the Company acting without a placement agent. The Israeli Offering was made by the Company with the services of First International & Co. - Underwriting & Investments Ltd., one of the Israeli investors, acting as placement agent, for which it is entitled to a placement fee equal to 5% (plus VAT, if applicable) of the gross proceeds of the Israeli Offering.  In addition, the Company will pay its consultant, Dionysos Investments (1999) Ltd. (“Dionysos”) a success fee equal to 0.5% of the gross precedes of the Israeli Offering, pursuant to that certain First Amendment to Financial Services and Business Development Consulting Agreement by and among the Company and Dionysos dated February 8, 2007.

On December 13, 2007, the Company entered into Subscription Agreements with: (i) XFN-RLSI Investments, LLC, an entity affiliated with Richard L. Scott Investments, LLC, a U.S. institutional investor, which agreed to purchase 800,000 Units, each of which consists of two shares of the Company’s common stock and one warrant to purchase one share of common stock at a price of $6.20 per Unit (“Unit”), for a total subscription amount of $4,960,000; and (ii) certain investors affiliated with or who are customers of Gagnon Securities LLC who agreed to purchase an aggregate of 500,000 Units, for a total subscription amount of $3,100,000. The warrants are exercisable for a period of five years from issuance at an exercise price of $3.10 per share.  The financing was completed on February 26, 2008. XFN-RLSI Investments, LLC is not an affiliate of the Company. This offering was made pursuant to the 4(2) exemption under the Securities Act of 1933, as amended, and was made by the Company acting without a placement agent.

On December 13, 2007 (the “Date of Issuance”), the Company accepted offers, for the issuance of securities to Israeli institutional investors, for total gross proceeds of NIS 100,382,100 (approximately $25,413,189) par value bonds (Series A) (the “Bonds”). The Bonds are issued for an amount equal to their par value.  A summary of the main terms of the Bonds follows:

The Bonds will pay annual interest at a rate of 9% that will be paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive). The principal of the Bonds will be repaid in eight equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Bonds is linked to the Israeli Consumer Price Index (“CPI”).

Within the framework of the conditions of the Bonds' offering, the Company has committed, among other things, as follows:

1.
To make an effort and to take all actions that are reasonably required, subject to the law and the rules of the Tel Aviv Stock Exchange Ltd. (the “TASE”), to list the Bonds for trading on the TASE, such that restrictions on resale will not apply in accordance with Section 15c of the Israeli Securities Law 5728-1968 (the “Israeli Securities Law”) on the holders of the Bonds, no later than 12 months from the Date of Issuance.

2.
Immediately after the issuance the Company will apply to the TASE to list the Bonds as a “non-tradable security” with the TASE Clearing House, at the discretion of the Company, subject to the law and the rules of the TASE.

3.
Starting from the date of the Bonds’ listing for trade on the TASE, to the extent such listing occurs, the interest rate payable for the unpaid balance of the Bonds will be reduced by 1% (to an annual interest rate of 8%).

4.
Until the Bonds are listed for trade on the TASE, in the event that the rating of the Bonds is reduced from the rating given them at their issuance - A3 by Midroog - to Baa1 (or an equivalent rating by another rating company), the annual rate of interest on the Bonds will increase by 0.25%.

5.
If the Bonds are not listed for trading within 12 months from the Date of Issuance, any holder of the Bonds will be allowed (but not required), to redeem his Bonds, in whole or in part, in an early redemption.

6.
In the event that by March 31, 2008 the conditions for the release of the proceeds of the offering by the Trustee, as set forth in the Indenture of the Bonds, are not met, the issuance will be canceled and the Trustee will return the proceeds of the offering to the holders of the Bonds, along with interest at an annual rate of 9%, linked to the CPI, for the period from the Date of Issuance until the date of the return of the proceeds as stated.  The interest from the proceeds of the offering that have accumulated in the trust account will be transferred to the Company. The applicable conditions are: (i) that the Company raises an aggregate of at least $20.0 million in equity financings (this condition has been satisfied subject to the receipt of certain regulatory approvals); and (ii) that the conditions (which are not related to the financing of the acquisition) for the consummation of the NTS Acquisition have been met.

7.
The occurrence of certain events in connection with the Company may lead to the requirement to immediately redeem the Bonds. Among those events are: (1) customary events such as non-payment, the appointment of a liquidator or temporary or permanent conservator, whose appointment is not canceled within a certain period of time, the placement of a lien on substantive assets of the Company, the realization of pledges on substantive assets of the Company, the termination of the Company and when a bank requires immediate repayment of a substantive amount of credit; (2) specific events that relate to the period before the Bonds are listed for trade on the TASE such as the reduction of the rating of the Bonds to Baa2 of Midroog (or an equivalent rating of another rating company) or to a lower rating, if the Company issues additional bonds in a manner that causes the current rating of the Bonds to be reduced, if the Bonds cease to be rated for a period greater than 30 days, if the proportion of the debt to EBITDA increases above 4:1, if the Company ceases to control (directly and/or indirectly) NTS Communications (for this purpose “control” has the meaning as defined in the Israeli Securities Law) and in the event that Mr. Guy Nissenson ceases to serve as President and CEO of the Company; (3) additional specific events such as the payment of a dividend that will cause the proportion of the shareholders equity to the Company’s balance sheet to be lower than 25%.

Additionally, the Company has undertaken that upon the transfer of the proceeds of the offering to the Company by the Trustee (which will not occur until the satisfaction of the conditions set forth in 1.6 above) it will issue the holders of the Bonds, for no additional consideration, 956,020 (non-tradable) Warrants, each exercisable at an exercise price of $3.50 with a term of 4 years.

The Company has committed that it will act to register, in accordance with the U.S. Securities Act of 1933, as amended, (the “Securities Act”) the shares underlying said Warrants within 12 months from the date of the issuance of the Warrants. If the Company does not fulfill its commitment as above, the Warrants will be canceled and the Company will pay the holders of the Warrants, as an exclusive remedy, the amount of NIS 2 (approximately $0.5) for each cancelled Warrant.

Each of the institutional investors represented that it is an institutional investor classified as a type of investor listed in the first supplement to the Israeli Securities Law, for the purposes of Section 15a(b)(1) of the Israeli Securities Law; that its offer was for itself and/or for customers that are investors listed in Section 5a(b)(1) of the Israeli Securities Law, respectively.

Each of the institutional investors has also declared that it knows and understands, that the private placement is being done in Israel only (and not in the U.S.) and is intended only for Israeli residents, that are in Israel (and not in the U.S.) and not for U.S. persons (“U.S. Person”) as they are defined in Regulation S regulated under the Securities Act.  Each of the institutional investors has declared and confirmed, that it is incorporated and active in Israel, and that it is not a U.S. Person, and that it is not located outside of Israel at the time of the filing of the offer.  Each of the institutional investors has declared that it knows that it will not be allowed to take action to sell the Bonds and Warrants in the U.S. and/or to a U.S. Person. Each of the institutional investors has declared and confirmed that the Bonds, Warrants and shares that may result from the exercise of the Warrants, are not acquired for the purpose of “distribution” (as this term is defined in the US securities laws) in the U.S.

According to an agreement entered into as of December 12, 2007, between the Company and Excellence Nessuah (1993) Ltd. (“Excellence Underwriters”) and First International & Co. - Underwriting and Investments Ltd. (“First International Underwriters”) (the "December 12, 2007 Agreement"), Excellence Underwriters and First International Underwriters undertook to serve as the pricing underwriters for the prospectus to be filed with the Israeli Securities Authority and the TASE for the listing for trade of the Bonds on the TASE (“Commitment to Serve as a Pricing Underwriter”). The Commitment to Serve as a Pricing Underwriter is subject to the fulfillment of the requirements of the Israeli Securities Law in connection with the prospectus, that every irregularity found during the due diligence, if any, will be corrected, and that the Company and said underwriters will enter into a customary underwriting agreement. In connection with Excellence Underwriters and First International Underwriters Commitment to Serve as a Pricing Underwriter and the services rendered by them to the Company in connection with the Bonds offering, the Company agreed to pay Excellence Underwriters and First International Underwriters a fee equal to 3% of the proceeds of the offering, 1% to be paid upon the receipt of the proceeds of the offering by the Trustee, and the additional 2% to be paid upon the release to the Company of the proceeds of the offering by the Trustee. In the event that the conditions set forth in 1.6 above are not met, the Company will not be paid back the 1% payment.

In addition, the Company will pay its consultant, Dionysos Investments (1999) Ltd. (“Dionysos”) a success fee equal to 0.5% of the proceeds of the offering, pursuant to that certain First Amendment to Financial Services and Business Development Consulting Agreement by and among the Company and Dionysos dated February 8, 2007.

To the Company’s best knowledge and based on information that was provided to it by Excellence Underwriters and First International Underwriters, the requirements of the Israeli law have been fulfilled regarding the prohibition on conflicts of interest between an underwriter and its associates and between an underwriter and an issuer, including in connection with a sale through a non-uniform offer.

Under the terms of the offering, each investor has to pay the Company an amount equal to the par value of the Bonds purchased by it.

Recent Developments

On August 22, 2007, we entered into a Stock Purchase Agreement (the “NTS Purchase Agreement”) with NTS Communications, Inc. (“NTS”), a provider of integrated voice, data and video solutions headquartered in Lubbock, Texas, and the owners of approximately 85% of the equity interests in NTS, to acquire NTS. Subsequently, all of the remaining shareholders of NTS executed the Agreement, bringing the total percentage of equity interests in NTS owned by NTS shareholders that entered into the Agreement (the “NTS Sellers”) to 100%.   On February 14, 2008, we entered into a First Amendment to the NTS Purchase Agreement to amend the agreement to further extend the expiration date for the closing of our acquisition of NTS.  On February 26, 2008, we entered into a Second Amendment to the NTS Purchase Agreement which amended, among other things, the definition and elements of working capital, as such term is defined in the NTS Purchase Agreement, and increased the escrow amount.

The acquisition closed on February 26, 2008.  Upon closing of the acquisition, NTS and its six wholly owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers, Inc., NTS Telephone Company, LLC, and NTS Management Company, LLC, became our wholly owned subsidiaries.

The purchase price for the acquisition set forth in the NTS Purchase Agreement was approximately $42,000,000 (excluding acquisition related costs), plus (or less) (i) the difference between NTS’ estimated working capital and the working capital target for NTS as set forth in the NTS Purchase Agreement, and (ii) the difference between amounts allocated by NTS for its fiber optic network build-out project anticipated in Texas and any indebtedness incurred by NTS in connection with this project, each of which was subject to our advance written approval.  After applying this formula, the final aggregate purchase price was calculated as $41,900,000, and was paid as follows:

o	$35,414,715.33 was paid in cash; and

o
2,366,892 shares of our common stock were issued to certain NTS Sellers who elected to reinvest all or a portion of their allocable sale price in our Common Stock, pursuant to the terms of the NTS Purchase Agreement. Our Board of Directors determined, in accordance with the NTS Purchase Agreement, the number of shares of our Common Stock to be delivered to each participating NTS Seller by dividing the portion of such NTS Seller’s allocable sale price that the NTS Seller elected to receive in shares of our Common Stock by 93% of the average closing price of our Common Stock on the American Stock Exchange for the ten consecutive trading days preceding the trading day immediately prior to the Closing Date (i.e., $2.74). The aggregate sales price reinvested by all such NTS Sellers was $6,485,284.67.

On February 26, 2008, and in connection with the closing of the acquisition, the parties entered into the following material definitive agreements:

A.            Free Cash Flow Participation Agreement.

The Company entered into a Free Cash Flow Participation Agreement (the “Participation Agreement”) with NTS Holdings, ”), an entity owned by Barbara Baldwin, NTS’ President and CEO, Jerry Hoover, NTS’ Executive Vice President – Chief Financial Officer, and Brad Worthington, NTS’ Executive Vice President – Chief Operating Officer, pursuant to which NTS Holdings will be entitled to a payment from the Company of an amount equal to 5% of the aggregate excess free cash flow generated by the Company’s U.S. Operations, which is defined in the Participation Agreement as the operations of the Company and its U.S. subsidiaries, which include Xfone USA, Inc. and NTS, and their respective subsidiaries, as well as any U.S. entity that the Company acquires directly, or indirectly through its subsidiaries in the future (a “Future Acquisition”). NTS Holdings will be entitled to the participation amount beginning at such time as the Company has received a full return of its initial invested capital, plus an additional 8% return per year, in connection with the NTS acquisition (as well as in connection with any Future Acquisition).

The Participation Agreement will remain in effect in perpetuity, unless earlier terminated in accordance with its terms. Termination of the Participation Agreement may occur upon a sale or buyout of the Company’s U.S. Operations, at the option of the purchaser in any such transaction, and in the limited circumstances set forth in the Participation Agreement.

B.            Escrow Agreement.

In accordance with the terms of the Purchase Agreement, the Company and certain representatives of the NTS Shareholders (the “NTS Shareholder Representatives”) entered into an Escrow Agreement with Trustmark National Bank, as escrow agent, pursuant to which the Company deposited an amount of cash and shares of Common Stock equal to $6,679,999 (15.9%) of the aggregate purchase price for the acquisition, to be held and administered by the escrow agent in order to secure certain obligations of the sellers under the Purchase Agreement. Each share of Common Stock deposited with the escrow agent has an agreed value of $2.74, which was determined by using the average per share closing price of the Common Stock for the ten (10) consecutive trading days preceding the trading day immediately prior to the Closing Date.

C.            Release.

Concurrently with the execution of the agreements described above, each of Barbara Baldwin, Jerry Hoover and Brad Worthington executed a Release, releasing NTS, the Company and their respective officers, directors, shareholders, employees and their successors and assigns, from any and all claims, causes or rights of action, demands and damages related to the business, affairs, actions or omissions of NTS and those of its officers, directors, employees or independent contractors through the Closing Date, as well as from any amounts due from NTS to the Officer for serving NTS in any capacity through the Closing Date.

D.           In addition, the Company entered into a Noncompetition, Nondisclosure and Nonsolicitation Agreement with Telephone Electronics Corporation, the largest NTS shareholder prior to the closing; and NTS entered into employment agreements with Barbara Baldwin, Jerry Hoover and Brad Worthington.

In connection with the closing of the acquisition on February 26, 2008, the Company issued 2,366,892 shares of the Company’s Common Stock to certain NTS Shareholders who elected to reinvest all or a portion of their allocable sale price in the Company’s Common Stock, pursuant to the terms of the Purchase Agreement.  The Company’s Board of Directors determined, in accordance with the Purchase Agreement, the number of shares of the Company’s Common Stock to be delivered to each participating NTS Shareholder by dividing the portion of such NTS Shareholder’s allocable sale price that the NTS Shareholder elected to receive in shares of the Company’s Common Stock by 93% of the average closing price of the Company’s Common Stock on the American Stock Exchange for the ten consecutive trading days preceding the trading day immediately prior to the Closing Date (i.e., $2.74).  The aggregate sales price reinvested by all such NTS Shareholders was $6,485,284.67. The offering of the shares of Common Stock to the NTS Shareholders was not registered under the Securities Act of 1933, as amended and the NTS Shareholders do not have any registration rights with respect to the shares they received pursuant to this offering.

On March 5, 2008, the Company entered into a letter agreement (the “March 5, 2008 Agreement”) with  Oberon Securities, LLC, a New York City-based registered broker-dealer (“Oberon Securities”), pursuant to which the Company will pay Oberon Securities $1,200,000 in cash for its services to the Company as financial advisor in connection with the Company's acquisition of NTS, payable as follows: (i) $400,000 no later than March 7, 2008 (ii) $400,000 no later than May 1, 2008 and (iii) $400,000 no later than July 1, 2008. The March 5, 2008 Agreement sets forth the total and final fees due to Oberon Securities for its services in connection with the NTS acquisition, pursuant to the Company’s prior agreements with Oberon Securities and its affiliates.

On March 17, 2008, Xfone 018 entered into an Agreement of Principles with Tiv Taam Holdings 1 Ltd., an Israeli public company (“Tiv Taam”), pursuant to which Xfone 018 agreed to purchase from Tiv Taam, and Tiv Taam agreed to sell to Xfone 018, approximately 89% of the outstanding share capital (approximately 69% of its fully diluted share capital) of Robomatix Technologies Ltd. (“Robomatix”) which Tiv Taam currently owns.  Robomatix owns approximately 90% of the issued share capital of Tadiran Telecom-Communication Services In Israel Ltd. (“Tadiran Telecom”), which is the general partner of Tadiran Telecom-Communication Services In Israel – Limited Partnership (“Tadiran Telecom LP”), an Israeli entity dealing with the distribution, maintenance, assistance services and sale of switchboards for the business community in Israel.  Accordingly, upon consummation of the acquisition, Xfone 018 will also acquire control over Tadiran Telecom and Tadiron Telecom LP.  The purchase price for the acquisition is NIS 44,000,000 (approximately $12,503,552), subject to adjustment as set forth in the agreement, payable in three installments, as follows:

o	On the closing date, NIS 15,500,000 (approximately $4,404,660) (the “First Installment”);

o	By November 20, 2008, NIS 15,500,000 (approximately $4,404,660), subject to adjustment resulting from linkage to the Consumer Price Index (the “Second Installment”); and

o	By November 1, 2009, NIS 13,000,000 (approximately $3,694,231), subject to adjustment resulting from linkage to the Consumer Price Index (the “Third Installment”).

Xfone 018 will have all rights as a shareholder of Robomatix upon closing of the acquisition and payment of the First Installment.

We, as the parent company of Xfone 018, have agreed to sign a letter of guarantee with respect to the Second Installment and the Third Installment.  The agreement provides for a 60-day period during which Xfone 018 shall perform a legal and accounting due diligence examination of Robomatix, Tadiran Telecom and Tadiran Telecom LP.  Xfone 018 has undertaken to maintain confidentiality of all information delivered to Xfone 018, and has entered into a Confidentiality Undertaking.

The closing of the transaction will occur on the later of (i) 75 days after the execution of the Agreement (i.e, May 31, 2008), or (ii) 15 days after receipt of necessary approvals of the General Director of the Antitrust Authority and other Israeli governmental authorities.  In the event that the necessary approvals are not received within 120 days of the date of execution of the Agreement, or a reserved approval was received or an approval under conditions which make it burdensome on Xfone 018 or significantly prejudice the profitability of the transaction for Xfone 018, the Agreement will be null and void as if it was never executed.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007

U.K. Operations - 2007

Our U.K. subsidiary, Swiftnet Limited operates switching and computer systems offering a range of innovative, in-house developed telecommunications services. Swiftnet's strategy is to grow without the need for heavy investments and with lower operational expenses through the use of automation. A comprehensive range of telecommunication services and products are sold directly to end-users, through a web site integrating all of Swiftnet's services. The services are mainly telephone related services to customers dialing local and international destinations. Swiftnet provides value added services such as fax broadcast, email to fax and various other messaging services. Swiftnet also provides services for a range of resellers and partners to sell to their customers. These resellers and partners include Auracall Limited, Story Telecom Limited and Equitalk.co.uk Limited. Swiftnet's telecommunications services are used by subscribers in the U.K. and worldwide.

Our U.K. subsidiary, Equitalk.co.uk Limited is an automated e-telco providing post-paid, telecommunications services to customers across the whole of the U.K. These customers are typically making calls within the UK. Equitalk’s strategy is to grow through acquiring customers directly through sales and marketing activities.

Our U.K. subsidiary, Story Telecom Limited provides international calling services through calling cards and special access numbers available for use from mobile phones and landlines. Story Telecom's strategy is to grow through adding products and services targeted at customers making international calls.

In 2007, we had only approximately 0.2% of the market share of the United Kingdom telecommunication market (not including mobiles revenues), based on our revenues of $24 million during 2007, compared with the approximately $10 billion telecommunication market (not including mobiles revenues) in the United Kingdom,.
We had four major types of customers in the U.K.: Residential, Commercial, Governmental agencies and Resellers. In 2007 our largest non-affiliated reseller was WorldNet Global Communications Ltd. which generated under 1% of our total revenues. We provide WorldNet Global Communications with the billing system. We anticipate that WorldNet will continue to contribute approximately the same amount of UKP to our revenues in year 2008.

However, should our agreements involving WorldNet be cancelled, our revenues will be negatively affected.

In 2007, approximately 54.3% of our revenues were derived from our operations in the United Kingdom.

U.S. Operations - 2007

Our sole U.S. subsidiary during 2007, Xfone USA, Inc. provides voice, data and related services throughout Louisiana and Mississippi to both individuals and businesses. Xfone USA is a licensed facility based CLEC operating in Louisiana and Mississippi with a next generation class 5-carrier switching platform. Xfone USA offers a complete package of local and long distance services to residential and business customers across both states.

In 2007 we had approximately 11,000 End-User Switched Access telephone lines in the Alabama, Louisiana and Mississippi market through the combination of Xfone USA and I-55 Telecommunications, LLC or approximately 0.2% of market share. This total market size in 2007 represented 5,732,998 telephone lines, with BellSouth Telecommunications maintaining its monopoly market share with 4,949,629 telephone lines or approximately 86% of the market. All CLECs combined made up the remaining 783,369 telephone lines or approximately 14% of the tri-state market, according to the 2007 FCC Report - Trends in Local Telephone Competition.

In 2007, approximately 27.5% of our revenues were derived from our operations in the United States.

With continued cross selling to Xfone USA Customers as well as projected expansion into specific targeted wire centers, we expect to continue revenue growth and increase market share. Regulations affecting the telecommunications industry began in March 2006; conversions of all circuits affected were completed in April 2006. The competition in rural markets is also rapidly declining due to the removal of UNE-P and the decline in the competitive local exchange providers that had been dependent on UNE-P as their only source for providing competitive local telephone services in those communities. We believe that this provides for a unique opportunity for Xfone USA to continue to gain market share, by utilizing its existing network and to expand it facilities into these areas becoming a primary alternative to the monopoly Incumbent Local Exchange Company.

The overall trend for 2007 continued to show improving wire line margins in the Business markets and maintaining margins in the Residential (Consumer) markets for facilities based providers.  Mergers and acquisitions continued throughout 2007, as a component for offsetting the line loss felt throughout the CLEC industry due to the regulatory changes. The industry will see continued merger and acquisition activity in 2008 and beyond for companies that have cash and public equity resources. These transactions will continue to change the landscape in the telecommunications industry. Analysts still believe there will be more consolidation opportunity over the next two to three years in both wire line and wireless markets.

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

Demands in the market show continued interest in providing Telco TV, VOIP products and rapid growth in the Broadband market, heating up competition with the Regional Bell Carriers and cable providers. DSL services should continue to grow due to aggressive pricing with higher speeds becoming the norm delivering download speeds of 6 Meg in certain areas.

Xfone USA’s business plan for 2007 continues to include expansion of market share in both Business and Residential markets with focus in its specific geographic service areas primarily in Mississippi and Louisiana, and in those markets where the company has deployed its own network and Central Offices (CO’s), which are the highest margin areas. The Business markets will continue to be expanded through Direct Sales and Independent sales efforts, while the Residential markets will be expanded through radio, direct mail, email marketing and other low cost advertising and message delivery opportunities.

In May 2007, Xfone USA hired a Vice President of Business Sales and incorporated an aggressive business sales expansion plan focusing this effort in its specific geographic and high margin service areas in Jackson, Mississippi, Baton Rouge and New Orleans, Louisiana. The expansion effort is on plan from the projections submitted in May 2007.

The Company’s business plan in 2007 also included growth through acquisitions, which made sense for several reasons: (i) faster results in achieving large top line revenue performance; (ii) significant synergies impact from consolidating corporate functions; and (iii) relatively easy integration of acquired companies because of facilities and network architecture.

Xfone USA is also planning for the future and emergence of the “Third Network” and has scale and availability to implement VoIP, Telco TV, WiFi and WiMax network architecture, as they become more viable into the future. However, these deployments are currently under much scrutiny and are being implemented in larger metropolitan areas such as New York City, Philadelphia, and San Francisco.

Xfone USA, a facilities based fully integrated communications carrier, is positioned in 2008 to continue to take full advantage of the regulatory opportunities afforded to facilities-based providers as a result of the FCC TRRO ruling in 2005, as well as to take advantage of the consolidation momentum started in 2006.

Israeli Operations - 2007

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

During 2006, two significant mergers occurred in the Israeli international telephony market, leaving only four companies in the competition. The aforementioned mergers enabled Xfone 018 to execute, as of December 2006, a new business strategy, according to which it re-priced its services by distinguishing the rates for its subscribed customers from the rates for its non-subscribed customers. The new strategy has proved to be successful, and in 2007 Xfone 018 revenues were significantly increased.

In 2007, the Israeli international telephony market was estimated to be 2.9 billion minutes. We estimate our market share as of December 31, 2007, as approximately 5.5% of the Israeli market.

We have two major types of customers in Israel: Residential and Commercial.

In 2007, approximately 18.3% of our revenues were derived from our operations in Israel.

Xfone 018 is operating with significantly lower overhead than its three competitors in the Israeli market by utilizing and building on our previous business models. We therefore believe that Xfone 018 will increase its market share in the international communication market, will generate a greater part of our revenues and will have a major contribution to our expected growth.

Our primary geographic markets are the United Kingdom, the United States and Israel.  However, we serve customers worldwide.

Comparison Financial Information Years ended December 31, 2007 and 2006 - Percentage of Revenues:

	Year Ended December 31,
	2007	2006
Revenues	100%	100%
Cost of Revenues	-44%	-58%
Gross Profit	56%	42%
Operating Expenses:
Research and Development	0%	0%
Marketing and Selling	-24%	-13%
General and Administrative	-28%	-26%
Non- recurring loss	-6%	-%
Total Operating Expenses	58%	-39%
Income before Taxes	-4%	2%
Net Income	-3%	2%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Revenues. Revenues for the year ended December 31, 2007 increased 18% to $44,723,934 from $37,914,037 for the same period in 2006. The increase in our revenues is primarily attributable to the operation of Xfone UK and Xfone 018. During 2007, the revenues of Xfone UK increased 43% to $24,263,610 from $16,951,116 for the same period in 2006. Increased revenues in the U.K. is mainly a result of increased marketing activity and on-going product improvements. Despite the sharp increase in the revenues in the UK, Xfone UK suffered a slow down during the fourth quarter due to a change in the tariff structure by one of the local mobile operators. During the fourth quarter, Xfone UK suffered a decrease in sales attributable to a change in the tariff structure by a local mobile operator. A high proportion of Xfone UK's customers have mobile phones from this operator and use Xfone's services by dialing an Xfone access number from their mobile phone. During the fourth quarter, the mobile operator changed the pricing on the access numbers, so that they were no longer cost effective for customers to dial. This change effected not only Xfone, but all alternative suppliers of international calls in the UK. Xfone UK undertook a marketing campaign to promote its other services to these customers, to allow them to connect via alternative, low cost access numbers. This has been successful in terms of migrating customers, and the number of minutes switches by the company is growing well. However, these alternative products generate a lower level of sales and margin per minute than the original products.

During 2007, revenues of Xfone 018 increased by 49% to 8,169,433 from $5,488,712 for the same period in 2006. The increase in revenues of Xfone 018 is mainly a result of a new business strategy, according to which it re-priced its services by distinguishing the rates for its subscribed customers from the rates for its non-subscribed customers, expanding its customer base, and introducing a new product to the market. During 2007, the revenues of Xfone USA decreased 21% to $12,290,891 from $15,474,206 for the same period in 2006. The decrease in revenues is primarily due to the attrition of dialup internet customers and longer than expected commissioning process until revenues is earned.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephony companies and other related charges. Cost of revenues for the year ended December 31, 2007, decreased 10.7% to $19,626,322 from $21,968,998 for the same period in 2006. The decrease in our cost of revenues is primarily attributed to the operations in the UK and Israel. The results of operations of Equitalk and Story Telecom in the UK were consolidated for the full period of 2007 for the first time, and as a result, contributed to the high gross margin in the UK. Commencing August 15, 2007, Auracall's results of operations were consolidated for the first time and contributed high margin to our UK operations. High gross marging contributed by Xfone 018 resulted from the change in the business strategy from the end of 2006. Cost of revenues as a percentage of revenues decreased to approximately 43.9% in 2007, from approximately 58% in 2006.

As a result of ongoing product improvements, an increase in the sales of higher margin services and strategic change in our pricing policy to segregate between registered and unregistered users in Israel, we achieved a decreased in cost of revenues as percentage of revenues in all our geographic markets, and primarily in the U.K. and Israel where cost of revenues as percentage of revenues decrease to 54.5% and 15.4%, respectively, in the year ended December 31, 2007, compared to 69.8% and 44.6%, respectively, in the same period in 2006.

GENERAL ANALYSIS

Research and Development. Research and development expenses were $47,609 for the year ended December 31, 2007, which is consistent with our research and development costs of $45,709 during the year ended December 31, 2006.. Research and development expenses consist of labor costs of our research and development manager and other related costs. We estimate that research and development expenses will remain in the same level in 2008.

Marketing and Selling Expenses. Marketing and selling expenses consist primarily of commissions to agents and resellers. Other marketing and selling expenses are related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the year ended December 31, 2007, increased 121% to $10,886,883 from $4,937,007 for the same period in 2006. The increase in the marketing and selling expenses is primarily attributed to our operations in the U.K and Israel. Approximately $5,250,000 of the increase is attributed to agents' commission payable by Swiftnet, $5,075,000 of which was payable to Auracall Limited, in the period before Auracall became a wholly owned subsidiary. Approximately $725,000 of the increase is attributed to the selling and marketing activities of Story Telecom which was consolidated for the first time during the second quarter of 2006, and Equitalk which was consolidated in our financial statements during July 2006. Approximately $500,000 of the marketing and selling expenses is attributed to the launch of marketing campaign in Israel. Marketing and selling expenses as a percentage of revenues increased to 24% for the year ended December 31, 2007 from 13.2% for the same period in 2006.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2007, increased 28% to $12,335,759 from $9,927,301 for the same period in 2006. This increase is mainly due to increase in payroll expenses in the U.K., U.S. and Israel. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel and consulting fees.

Non- recurring Loss. On  March 19, 2008, the UK court handed down judgment in the dispute between Swiftnet and MCI and awarded £1,278,942 ($2,564,036) plus legal costs and interest in favour of MCI. The Company's financial statements have carried the full amount Swiftnet calculated that it owed to MCI based on the data held in Swiftnet’s billing systems. The net effect of this judgement including estimation of the Company's legal fees, MCI’s legal costs and interest payable is app. £1,427,737 ($2,856,803) which is presented as a non-recurring loss in the Statement Of Operations. Swiftnet is in the process of taking legal advice as to whether it will seek an appeal to the English Court of Appeal.

Financing Expenses. Financing expenses, net, for the year ended December 31, 2007, decreased 5% to $515,562 from $540,668 for the same period in 2006. This decrease is mainly due to the repayment of interest bearing loans and balances in the US and Israel.

Net Income (Loss). Net Loss for the year ended December 31, 2007 was $1,283,891 compared with a net income $660,696 for the same period in 2006.  This is primarily due to the non recurring loss and decrease in the U.K.

Earning (Loss) Per Share. Diluted net loss per share of common stock for the year ended December 31, 2007 was $0.109 compared to diluted net profit of 0.033 for the same period in 2006.

BALANCE SHEET

Comparison of the balance sheet as of December 31, 2007 and December 31, 2006

Current Assets. Current assets amounted to $41,269,446 as of December 31, 2007, as compared with $10,291,475 as of December 31, 2006. The increase in the current assets is mainly attributable to the increase in cash in the amount of $4,617,216 provided mainly by operating expenses, an increase in restricted cash provided by issuance of debentures, and accrued expenses incurred in connection with the debentures issuance and with the judgment handed down against Swiftnet in its dispute with MCI.

Fixed Assets. Fixed assets net, amounted to $5,747,758 as of December 31, 2007, as compared with $4,466,048 as of December 31, 2006.

Current Liabilities. As of December 31, 2007, current liabilities amounted to $18,433,343 as of December 31, 2007, as compared with $11,220,856 as of December 31, 2006.

Long-term liabilities. As of December 31, 2007, long-term liabilities amounted to $23,279,294 as of December 31, 2007, as compared with $2,333,830 as of December 31, 2006.

The increase in both current and long term liabilities is mainly attributed to the issuance of debentures in December 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of December 31, 2007, amounted to $5,835,608 compared to $1,218,392 as of December 31, 2006, an increase of $4,617,216. Net cash provided by operating activities in the year ended December 31, 2007, was $5,211,141. Cash used for investing activities in the year ended December 31, 2007, was $27,413,190. Net cash provided by financing activities for the year ended December 31, 2007, was $27,158,817, mainly attributable to issuance of shares and warrants for cash of $7,465,555, the repayment of financial obligations of $1,051,079, the decrease in short-term bank credit of $1,821,597 and the issuance of debentures of $22,450,419.

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

The minimum future lease payments are:

Date	U.S. Dollar
2008	$89,655
2009	$31,893

We will continue to finance our operations and fund the current commitments for capital expenditures mainly from the cash provided from operating activities and from private and/or public placements.

On April 18, 2002 Bank Leumi (UK) plc issued company credit cards to two directors of Swiftnet Limited, and by way of securing the balances on these cards, took a First Party Charge over Swiftnet to the sum of £50,000 ($100,241).

As of April 10, 2003, Equitalk.co.uk Limited, our U.K. based subsidiary since July 2006, has received loan facilities from Barclays Bank plc in the form of a Government Small Firms Loan Guarantee Scheme Loan Agreement whereby Barclays would lend Equitalk £150,000 ($300,722). The loan plus interest is repaid monthly and payments are up to date. As part of the agreement a Debenture charge was raised on all the assets of Equitalk. The balance as of December 31, 2007 due is £25,000 ($50,120).

Our U.S. subsidiary, Xfone USA, Inc., has certain loan facilities with certain liens on our fixed assets in the form of installment loan agreements. The total aggregate amount of these loans as of December 31, 2007 is $623,643.

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

Our Israel based subsidiary, Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel in order to finance its activities. As of June 30, 2007, the credit facilities include a revolving credit line of 500,000 NIS ($127,453), a short-term credit line of 2,250,000 NIS ($573,541), and long-term credit line of 1,290,000 NIS ($328,830). In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS ($802,957) to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; (b) a fixed charge on its telecommunication equipment (including switches); (c) subordination of a Term Note of $800,000. This Term Note was executed in July 2004 by Xfone 018 in favor of the Company; (d) assignment of rights by way of pledge on the Partner Communications Company Ltd. contract, the Cellcom Israel Ltd. contract, the Pelephone Communications Ltd. contract, and the credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson, which includes a pledge on 1,000,000 shares of common stock of the Company owned by Mr. Keinan, and an undertaking to provide Bank Hapoalim with an additional financial guarantee of up to $500,000 under certain circumstances. We agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral; (f) We and Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank; (g) subordination of the Minority Partner Loan (as defined below). As of December 31, 2007, we have a balance due of 2,365,447 NIS ($615,040) under the credit facility.

According to an agreement between us, Xfone 018 Ltd. and our 26% minority interest partner in Xfone 018 (the “Minority Partner”), the Minority Partner provided in 2004 a bank guarantee of 10,000,000 NIS ($2,600,104) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by the Company in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the agreement, the Company agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge.

According to the above-mentioned agreement with the Minority Partner, the Minority Partner provided in the fourth quarter of 2004, a shareholder loan of approximately $400,000 to Xfone 018 (the “Minority Partner Loan”). The Minority Partner Loan is payable after four years with annual interest of 4% and linkage to the Israeli consumer price index. As of December 31, 2007, the balance of the Minority Partner Loan is 1,891,293 NIS ($491,756).

As of December 31, 2007, we provided to Xfone 018 a shareholder loan in an aggregate amount of $1,250,394.

As of December 31, 2007, our Israeli subsidiary activities were financed by the shareholders loans and by using 2,365,447 NIS ($615,040) of the credit facility from Bank Hapoalim.

On September 27, 2005, we entered into a Securities Purchase Agreement for a $2,000,000 financial transaction with Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment, which took the form of a convertible term note secured by our United States assets, has a 3 year term and bears interest at a rate equal to prime plus 1.5% per annum. The Term Note is convertible, under certain conditions, into shares of our common stock at an initial conversion price equal to $3.48 per share. In conjunction with the financial transaction, we issued to Laurus Master Fund 157,500 warrants which are exercisable at $3.80 per share for a period of five years. The closing of the financing was on September 28, 2005. As of August 1, 2007, Laurus Master Fund, Ltd. assigned to Valens U.S. SPV I, LLC a principal amount equal to $169,925.11 of the Term Note, and to Valens Offshore Fund SPV I, Ltd. a principal amount equal to $549,289.76 of the Term Note. Net proceeds from the financing were mainly used for procurement of capital equipment and general working capital purposes for us and Xfone USA, eXpeTel Communications and Gulf Coast Utilities, Inc. The conversion of the Term Note will result in dilution in the percentage of common stock owned by our existing shareholders, although the conversion price was in excess of the net tangible book value per share and accordingly was not economically dilutive. The potential or actual resale of the shares underlying the note could have an adverse effect on the price of our common stock. The balance as of December 31, 2007 due to Laurus Master Fund is $623,643.

On September 27, 2006, a Shareholders Loan Agreement was entered by and between Auracall Limited, at that time an affiliated entity and currently a wholly owned subsidiary, Swiftnet Limited, a wholly owned U.K. subsidiary and the former Managing Director of Auracall who held 67.5% of Auracall. As part of this agreement, Swiftnet agreed to provide a loan of £24,000 ($48,115) to Auracall, free of interest, to be repaid within one year. The loan was funded on October 13, 2006, and repaid by Auracall in full on May 10, 2007.

On August 24, 2006, we announced by Press Release that we had filed with the Israel Securities Authority (“ISA”) and the Tel Aviv Stock Exchange (“TASE”) a preliminary draft prospectus for a proposed public offering of convertible debentures to be listed and traded on the TASE (the “Proposed Public Offering”). The total amount proposed to be raised in the Proposed Public Offering was approximately $12 million. The Proposed Public Offering was subject to the approval of the ISA and the TASE, as well as the execution of an underwriting agreement and final pricing. On November 9, 2006 we were informed that the TASE decided to seek a No-Action Letter from the U.S. Securities and Exchange Commission (the “No-Action Letter”) and that until the No-Action Letter is granted to the TASE the Proposed Public Offering is delayed. On May 7, 2007, we were informed by the TASE that the No-Action Letter had not yet been granted. We recently raised $2,100,000 from institutional investors in Israel from the sale of shares of our common stock in connection with our “best efforts” offering pursuant to a Registration Statement on Form SB-2 (File No. 333-143618) which was declared effective by the U.S. Securities and Exchange Commission on August 6, 2007, and continue to consider additional private / public offerings in Israel in order to raise additional capital as needed.

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

On July 17, 2007, Story Telecom Limited agreed to loan us up to £400,000 ($801,924) that it had as cash surplus in its bank account. The loan bears fixed interest rate at 4% over the interest payable by the bank for deposits under the same terms. The loan is for a one-year term but can be accelerated by Story Telecom if it requires additional financing to continue to operate as a going concern. The loan is guaranteed by our wholly-owned UK subsidiary, Swiftnet Limited and by amounts owed to us by Story Telecom. In addition, Story Telecom has the right to set-off repayments under the loan against sums due to us by Story Telecom. The loan is pre-payable at any time upon 30 days’ notice. On July 18, 2007 and on September 25, 2007, we borrowed £350,000 ($701,684) and £50,000 ($100,241), respectively, of the loan. On October 8, 2007, Story Telecom agreed to increase the loan ceiling by £300,000 to a maximum of £700,000. Further borrowings of £100,000 ($200,481) were made on October 9, 2007. As of December 31, 2007, the aggregate outstanding borrowings were £500,000 ($1,002,405).

On October 23, 2007, the Company entered into Subscription Agreements with 15 investors affiliated with Gagnon Securities, Inc. who agreed to purchase an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.001 per share at a price of $3.00 per share, for a total subscription amount of $3,000,000. This offering was made by the Company, acting without a placement agent, pursuant to the Company’s Registration Statement on Form SB-2 (File No. 333-143618) which was declared effective by the U.S. Securities and Exchange Commission on August 6, 2007. The 1,000,000 shares were issued on November 6, 2007.

On November 4, 2007, the Company entered into Subscription Agreements with: (i) XFN - RLSI Investments, LLC, an entity affiliated with Richard L. Scott Investments, LLC, a U.S. institutional investor, which agreed to purchase 250,000 shares of the Company’s common stock, par value $0.001 per share at a price of $3.00 per share, for a total subscription amount of $750,000 (the “U.S. Offering”); and (ii) certain Israeli institutional investors, which agreed to purchase an aggregate of 700,000 shares of the Company’s Common Stock, at a price of $3.00 per share, for a total subscription amount of $2,100,000 (the “Israeli Offering”). The U.S. Offering and Israeli Offering were made by the Company pursuant to the Company’s Registration Statement on Form SB-2 (File No. 333-143618) which was declared effective by the U.S. Securities and Exchange Commission on August 6,. The U.S. Offering was made by the Company acting without a placement agent. The Israeli Offering was made by the Company with the services of First International & Co. - Underwriting & Investments Ltd., one of the Israeli investors, acting as placement agent, for which it is entitled to a placement fee equal to 5% (plus VAT, if applicable) of the gross proceeds of the Israeli Offering.  In addition, the Company paid its consultant, Dionysos Investments (1999) Ltd. (“Dionysos”) a success fee equal to 0.5% of the gross precedes of the Israeli Offering, pursuant to that certain First Amendment to Financial Services and Business Development Consulting Agreement by and among the Company and Dionysos dated February 8, 2007.

On November 5, 2007, Bank Hapoalim B.M. in Israel provided a bank guarantee of 322,500 NIS ($83,853) to the Ministry of Communications of the State of Israel in connection with a November 7, 2007 license to commence an experimental deployment of Local Telephone Services utilizing Voice over Broadband (VoB) technology, which was granted to Xfone 018. In connection with the bank guarantee, Xfone 018 executed an indemnification agreement in favor of Bank Hapoalim. The bank guarantee will expire on April 30, 2009.

On December 13, 2007, the Company entered into Subscription Agreements with: (i) XFN-RLSI Investments, LLC, an entity affiliated with Richard L. Scott Investments, LLC, a U.S. institutional investor, which agreed to purchase 800,000 Units, each of which consists of two shares of the Company’s common stock and one warrant to purchase one share of common stock at a price of $6.20 per Unit (“Unit”), for a total subscription amount of $4,960,000; and (ii) certain investors affiliated with or who are customers of Gagnon Securities LLC who agreed to purchase an aggregate of 500,000 Units, for a total subscription amount of $3,100,000. The warrants are exercisable for a period of five years from issuance at an exercise price of $3.10 per share.  XFN-RLSI Investments, LLC is not an affiliate of the Company. This offering was made pursuant to the 4(2) exemption under the Securities Act of 1933, as amended, and was made by the Company acting without a placement agent.

On December 13, 2007, the Company accepted offers, for the issuance of securities to Israeli institutional investors, for total gross proceeds of NIS 100,382,100 (approximately $25,413,189) par value bonds (Series A) (the “Bonds”). The Bonds were issued for an amount equal to their par value.  A summary of the main terms of the Bonds is described above under "Overview".

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

Effective January 1, 2007, we changed our functional and reporting currency from the Great Britain Pounds ("GBP") to the U.S. dollar for the reason that the majority of our transactions and balances are denominated in U.S. dollars. Consistent with SFAS No. 52 “Foreign Currency Translation,” the change in functional currency will be accounted for prospectively; therefore, there is no effect on our historical consolidated financial statements. The translated amounts for non-monetary assets at December 31, 2006 became the accounting basis for those assets as of January 1, 2007. 54.3% and 18.3% of our revenues in the 2007 were derived from our U.K. and Israeli operations, respectively. In 2007, approximately 32% of the direct traffic costs in Israel were in GBP and the rest were in New Israeli Shekels (“NIS”).

For continuing transactions made in currencies other then US dollar, we use a current conversion rate. For noncontingent past transactions made in currencies other then US dollar we use the conversion rate of the time of transaction.

Our costs of revenues are mainly in U.S. dollars and GBP.

Most of our assets, liabilities, revenues and expenditures are in U.S. dollars and GBP. The remainder of the assets, liabilities, revenues and expenditures are in NIS. We anticipate that in 2008 the portion of U.S. dollars will continue to grow although the portion of GBP will stay significant.

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

As of December 31, 2007

CONTENTS

-i-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Xfone, Inc.

We have audited the accompanying consolidated balance sheet of Xfone, Inc. as of December 31, 2007, and the related consolidated statements of operation, changes in stockholders' equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Xfone 018, Ltd., a 69% owned subsidiary, which statements reflect 5.5% of total consolidated assets as of December 31, 2007 and 18.3% of consolidated revenues for the year ended December 31, 2007. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Xfone 018, Ltd. as of December 31, 2007 and for the year ended December 31, 2007 and 2006 is based solely on the report of the other auditor.

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

In our opinion, and based on that of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xfone, Inc. as of December 31, 2007, and the consolidated results of its operations and cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
March __, 2008

Xfone, Inc. and Subsidiaries

BALANCE SHEET

December 31,
2007

CURRENT ASSETS:

Cash	$5,835,608
Restricted cash	25,562,032
Accounts receivable, net	5,886,499
Prepaid expenses and other receivables (Note 3)	3,985,307

Total current assets	41,269,446

MINORITY INTEREST	7,190

LONG TERM RECEIVABLES	2,076,061

FIXED ASSETS, NET (NOTE 4)	5,747,758

OTHER ASSETS, NET (NOTE 5)	17,948,872

Total assets	$67,049,327

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

BALANCE SHEET

December 31,
2007

CURRENT LIABILITIES:
Notes payable - current portion (Note 7)	$1,094,339
Trade payables	8,287,420
Other liabilities and accrued expenses (Note 6)	5,322,045
Obligations under capital leases - current portion (note 9)	89,654
Current maturities of bonds (note 8)	3,268,476
Total current liabilities	18,061,934

DEFERRED TAXES (NOTE 10)	1,103

NOTES PAYABLE (NOTE 7)	1,013,808

BONDS(NOTE 8)	22,083,892

OBLIGATIONS UNDER CAPITAL LEASES (NOTE 9)	31,893

SEVERANCE PAY	148,600

Total liabilities	$41,341,230

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 11)

SHAREHOLDERS' EQUITY:

Common stock:
25,000,000 and 75,000,000 shares authorized at December 31, 2006 and December 31, 2007, respectively;
11,153,817 and 13,467,928 issued and outstanding at December 31, 2006 and December 31, 2007, respectively;	13,468
Contributions in excess of par value	26,494,985
Foreign currency translation adjustment	(1,564,814)
Deferred stock compensation	(295,155)
Retained earnings	1,059,613)

Total shareholders' equity	25,708,097

Total liabilities and shareholders' equity	$67,049,327

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF OPERATIONS
	Years Ended
	December 31
	2007	2006

Revenues	$44,723,934	$37,914,037
Cost of revenues	19,626,322	21,968,998

Gross profit	25,097,612	15,945,039

Operating expenses:
Research and development	47,609	45,709
Marketing and selling	10,886,883	4,937,007
General and administrative	12,335,759	9,927,301
Non- recurring loss (note 11)	2,856,803

Total operating expenses	26,127,054	14,910,017

Operating profit (loss)	(1,029,442)	1,035,022
Financing expenses, net	(515,562)	(540,688)
Equity in income of affiliated company	132,867	60,574
Loss from a change of holding of affiliated company	-	(58,472)
Other income	-	84,723

Income (loss) before minority interest and taxes	(1,412,137)	581,159

Minority interest	(297,860)	81,802

Income (loss) before taxes	(1,709,997)	662,961

Income tax benefit (expense)	426,105	(2,265)

Net income (loss)	$(1,283,892)	$660,696

Basic net profit (loss) per share	$(0.109)	$0.065

Diluted net profit (loss) per share	$(0.109)	$0.065

Weighted average number of shares used for computing:
Basic profit (loss) per share	11,777,645	10,135,874

Diluted profit (loss) per share	11,779,390	10,135,874

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the year ended December 31, 2006 and 2007
	Number of Ordinary Shares	Share Capital	Contributions in excess of par value	Foreign currency translation adjustments	Deferred Stock Compensation	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2006	8,172,671	$8,684	$8,354,964	$(228,043)	$-	$1,682,809	$9,818,414
Deferred stock compensation, net	-	-	739,131	-	(739,131)	-	-
Amortization of deferred compensation	-	-	-	-	227,738	-	227,738
Redemption of stock	(100,000)	(100)	(269,762)	-	-	-	(269,862)
Stock issued during the period, net of issuance expenses :
For services	40,629	47	27,381	-	-	-	27,428
For cash	663,825	709	1,020,717	-	-	-	1,021,426
For acquisitions	1,544,761	1,610	5,920,870	-	-	-	5,922,480
For loan repayment	831,931	204	2,790,652	-	-	-	2,790,856
Warrants granted to consultants for services and others	-	-	425,740	-	-	-	425,740
Currency translation	-	-	-	(1,152,658)	-	-	(1,152,658)
Net income	-	-	-	-	-	660,696	660,696

Balance at December 31, 2006	11,153,817	$11,154	$19,009,693	$(1,380,701)	$(511,393)	$2,343,505	$19,472,258

Balance at January 1, 2007	11,153,817	$11,154	$19,009,693	$(1,380,701)	$(511,393)	$2,343,505	$19,472,258
Deferred stock compensation, net	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	216,238		216,238
Stock issued during the period, net oof	-	-	-	-	-	-	-
of issuance expenses :
For cash	2,294,828	2,295	6,489,955	-	-	-	6,492,250
For acquisitions	20,026	20	(20)	-	-	-	-
Exercise of options options	6,300	6	22,044	-	-	-	22,050
Shares cancelled	(7,403)	(7)	7	-	-	-	-
Fair value of warrants granted to bonds holders	-	-	973,306	-	-	-	973,306
Currency translation	-	-	-	(184,113)	-	-	(184,113)
Net loss	-	-	-	-	-	(1,283,892)	(1,283,892)

Balance at December 31, 2007	13,467,928	$13,468	$26,494,985	$(1,564,814)	$(295,155)	$1,059,613	$25,708,097

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31 ,
	2007	2006

Cash flow from operating activities:
Net income (loss)	$(1,283,892)	$660,696
Adjustments required to reconcile net income
to net cash provided by (used in)
operating activities:
Depreciation and amortization	1,211,798	1,092,085
Compensation in connection with the issuance of warrants and options issued for professional services	216,238	255,166
Minority interest	297,860	(81,802)
Currency differences on convertible notes and loans	-	368
Loss from a change of holding of affiliated company	-	58,472
Changes in earnings of equity investments	(132,868)	(60,574)
(increase) Decrease in account receivables	2,796,353	(1,335,519)
(Increase) decrease in long term receivables	373,258	-
Increase (decrease) in severance pay	57,160	63,305
(Increase) decrease in other receivables	(1,703,548)	771,517
Decrease in shareholder loans receivable	-	242,847
Increase (decrease) in trade payables	663,601	(1,305,973)
Increase (decrease) in other payables	2,523,797	(390,947)
(Decrease) in deferred taxes	(180,026)	(51,657)

Net cash provided by (used in) operating activities	4,839,731	(82,016)
Cash flow from investing activities:
Investment in short- term deposit	(24,998,173)
Purchase of other assets	-	(1,258)
Purchase of equipment	(1,322,908)	(871,998)
Change in prepaid acquisition costs	(479,502)	-
Change in long- term receivables	-	(106,254)
Acquisition of EBI	-	(99,372)
Acquisition of Canufly	-	(506,684)
Acquisition of I-55 Internet Services	-	(104,560)
Acquisition of I-55 Telecommunications	-	(30,196)
Net cash acquired from the acquisition of Equitalk	-	146,878
Net cash acquired from the acquisition of Story Telecom	-	65,579
Net cash acquired from the acquisition of Auracall	(612,607)	-
Net cash (used in) investing activities	(27,413,190)	(1,507,865)

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS (Continued)

	Years Ended
	December 31 ,
	2007	2006

Cash flow from financing activities:
Repayment of long term loans from banks and others	(1,051,079)	(2,544,945)
Increase in capital lease obligation	(105,968)	52,511
Increase (decrease) in short-term bank credit, net	(1,821,597)	240,647
Proceeds from long term loans from banks	199,437	307,412
Repayment of convertible notes	-	(623,812)
Issuance of bonds, net of issuance expenses	22,821,827	-
Proceeds from exercise of options	22,050	-
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	7,465,555	751,564
Net cash provided by (used in) financing activities	27,530,225	(1,816,623)

Effect of exchange rate changes on cash and cash equivalents	(339,550)	(262,660)
Net (decrease) increase in cash and cash equivalents	4,617,216	(3,669,164)

Cash and cash equivalents at the beginning of year	1,218,392	4,887,556
Cash and cash equivalents at the end of year	$5,835,608	$1,218,392
The accompanying notes are an integral part of these consolidated financial statements

Supplemental disclosure of non cash investing and financing activities:

Cash paid for:

Interest paid	$129,308	$290,404

Tax paid	$986	$111,859

Acquisition of EBI	$-	$176,326

Acquisition of Canufly	$-	$354,412

Acquisition of I-55 Internet Services	$-	$3,195,299

Acquisition of I-55 Telecommunication	$-	$818,513

Acquisition of Equitalk	$-	$279,475

Purchase of fixed assets	$830,000	$-

Purchase of fixed assets via capital lease	$26,510	$-

Capitalization of finance expenses related with acquisition costs of NTS Communications	$213,179	$-

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

Note 1 - Organization and Nature of Business

A.
Xfone, Inc. ("Xfone") was incorporated in Nevada, U.S.A. in September 2000 and is a provider of voice, video and data telecommunications services, including: local, long distance and international telephony services; prepaid and postpaid calling cards; cellular services; Internet services; messaging services (Email/Fax Broadcast, Email2Fax and Cyber-Number); and reselling opportunities, with operations in the United States, the United Kingdom and Israel.

Xfone's holdings in subsidiaries as of December 31, 2007 were as follows:

-	Swiftnet Limited ("Swiftnet") - wholly owned U.K. subsidiary.

-	Equitalk.co.uk Limited ("Equitalk") - wholly owned U.K. subsidiary.

-	Auracall Limited ("Auracall") - wholly owned U.K. subsidiary of Swiftnet.

-	Xfone USA, Inc. and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. (collectively, " Xfone USA ") - wholly owned U.S. subsidiary.

-	Story Telecom, Inc. and its wholly owned U.K. subsidiary, Story Telecom Limited (collectively, " Story Telecom ") - majority owned U.S. subsidiary, in which Xfone holds a 69.6% ownership share.

-	Xfone 018 Ltd. ("Xfone 018") - majority owned Israeli subsidiary in which Xfone holds a 69% ownership share.

See also Note 18 (Subsequent Events).

B.
On January 1, 2006, Xfone USA, Inc., entered into an Agreement with EBI Comm, Inc. (“EBI”), a privately held Internet Service Provider, to purchase the assets of EBI. EBI provided a full range of Internet access options for both commercial and residential customers in north Mississippi. Based in Columbus, Mississippi, EBI's services included Dial-up, DSL, T1 Dedicated Access and Web Hosting. The customer base, numbering approximately 1,500 Internet users, is largely concentrated in the Golden Triangle area, which includes Columbus, West Point and Starkville, Mississippi. The acquisition was structured as an asset purchase, providing for Xfone USA to pay EBI total consideration equal to 50% of the monthly collected revenue from the customer base during the first 12 months, beginning January 2006. Acquired assets include the customer base and customer lists, trademarks and all related intellectual property, fixed assets and all account receivables. Xfone USA paid a total consideration for this acquisition in the amount of $85,699 in monthly payments of $10,000 until paid in full, and made the first of such payments on June 1, 2007 and final payment on January 25, 2008. Payment for this acquisition was recorded as other assets.

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of January 1, 2006:

EBI Comm, Inc.
Current Assets, excluding cash acquired	$-
Total Assets acquired	-

Total liabilities	176,326
Net liabilities assumed	$176,326

Purchase price:
Cash paid	$85,698
Acquisition costs	13,674
$99,372

Goodwill	$275,698

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007
Note 1 - Organization and Nature of Business (Cont.)
C.
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

Canufly.net, Inc.
Current Assets, excluding cash acquired	$-
Fixed Assets	36,753
Total Assets acquired	36,753

Current Liabilities	-
Long-term Liabilities	-
Total liabilities	-
Net Assets assumed	$36,753

Purchase price:
Cash acquired or commitment in cash, net	$495,524
Acquisition costs	11,160
Fair market value of stock and warrant issued	193,951
Total	700,635

Goodwill	$663,882

D.
On May 10, 2006, Xfone, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited, a company controlled by Mr. Davison, entered into the Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, Xfone increased its ownership interest in Story Telecom from 39.2% to 69.6% in a cash transaction valued at $1,200,000. $900,000 of the total consideration was applied to payables owed by Story Telecom to Xfone and its subsidiary Swiftnet Limited for back-end telecommunications services. The balance of $300,000 was paid to Story Telecom, to be used as working capital. Story Telecom, Inc., a telecommunication service provider, operated in the United Kingdom through its two wholly owned subsidiaries, Story Telecom Limited and Story Telecom (Ireland) Limited (which was dissolved on February 23, 2007). Story Telecom operates as a division of Xfone's operations in the United Kingdom. The stock purchase pursuant to the Stock Purchase Agreement was completed on May 16, 2006.  (See Note 18).

Pursuant to the above-mentioned Stock Purchase Agreement, at certain dates and provided Story Telecom meets certain business and financial covenants, Nir Davison and Trecastle Holdings Limited shall have the option to sell to the Company all of their shares in Story Telecom for U.S. $450,000 in cash, or equivalent in the Company's common stock (to be decided by the Company). In addition, at certain dates and provided Story Telecom meets certain business and financial covenants, the Company shall have the option to buy from Nir Davison and Trecastle Holdings Limited all of their shares in Story Telecom for U.S. $900,000 in cash, or equivalent in the Company's common stock (to be decided by the Company). The Stock Purchase Agreement further provides that upon request from Story Telecom, and provided certain conditions are met, the Company shall provide all consents necessary to make Story Telecom a publicly traded company through a distribution of its shares as a dividend to the shareholders of the Company, or a similar transaction. If the Company will fail to provide all necessary consents it shall have to buy from Nir Davison and Trecastle Holdings Limited all their shares of Story Telecom for $1,000,000, paid 70% in the Company's shares, valued at market price on an average of 30 trading days, and 30% in cash.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

Note 1 - Organization and Nature of Business (Cont.)

 The following table summarizes the fair values of the assets acquired and liabilities assumed, as of May 10, 2006:

Story Telecom, Inc.

Current Assets, excluding cash acquired	$710,194
Fixed Assets	2,200
Other Assets	-
Total Assets acquired	712,394

Current Liabilities	3,541,719
Long-term Liabilities	-
Total liabilities	3,541,719
Net liabilities assumed	$2,829,325

Purchase price:
Cash acquired, net	$(65,579
Acquisition costs	-
Total	$(65,579

Goodwill	$2,690,786
Trade name	$72,960

The value assigned to the trade name is amortized on a straight-line basis over 7 years.

E.
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

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

Note 1 - Organization and Nature of Business (Cont.)

F.
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

 The following table summarizes the fair values of the assets acquired and liabilities assumed, as of July 3, 2006:

Equitalk.co.uk Limited

Current Assets, excluding cash acquired		$276,442
Fixed Assets		4,251
Other Assets		-
Total Assets acquired		280,693

Current Liabilities		446,478
Long-term Liabilities		141,200
Total liabilities		587,678
Net liabilities assumed		$(306,985

Purchase price:
Cash acquired, net		$(155,030
Acquisition costs		13,875
Fair market value of stock and warrant issued		1,420,567
Total		$1,279,412

Goodwill		$1,395,513
Customer relations	$ $	190,884

The value assigned to the customer relations is amortized on a straight-line basis over 7 years.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

Note 1 - Organization and Nature of Business (Cont.)

G.
On August 15, 2007, the Company, Swiftnet, and the majority shareholder of Auracall Limited ("Majority Shareholder") entered into a definitive Share Purchase Agreement, pursuant to which Swiftnet purchased from the Majority Shareholder the 67.5% equity interest in Auracall, thereby increasing Swiftnet’s ownership interest in Auracall from 32.5% to 100%. The purchase price for the shares was £810,918 (approximately $1,616,158), payable as follows: £500,000 (approximately $996,500) was paid in cash upon signing of the Share Purchase Agreement, and the remaining £304,000, plus interest of £6,918 (approximately $619,658), was payable in monthly installments which commenced in September 2007 and  continued through March 2008. In connection with the acquisition, Auracall and Swiftnet entered into an Inter-Company Loan Agreement, pursuant to which Auracall agreed to lend Swiftnet £850,000 (approximately $1,694,050) for the sole purpose of and in connection with Swiftnet’s acquisition of the Auracall shares.  The loan is unsecured, bears interest at a rate of 5% per annum, and is to be repaid in five years, but may be repaid earlier without charge or penalty.

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of August 15, 2007:

Auracall Limited
Current Assets, excluding cash acquired	$875,510
Fixed assets	30,051
Total Assets acquired	905,561

Current liabilities	1,018,229

Net liabilities assumed	(112,668)

Acquired net assets (67.5%)	(76,051)

Purchase price:
Cash acquired, net	233,541
Deferred liabilities	604,158
Acquisition costs	140,900
978,599

Goodwill	$1,054,650

The financial statements consolidate the operations of Xfone, Swiftnet, Equitalk, Xfone USA, Story Telecom, Auracall and Xfone 018 - (collectively the " Company ").

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

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

Effective January 1, 2007, the Company changed its functional and reporting currency from the Great Britain Pounds ("GBP") to the U.S. dollar for the reason that a majority of the Company's transactions and balances are denominated in U.S. dollars. Consistent with SFAS No. 52, Foreign Currency Translation (“SFAS No. 52”), the change in functional currency will be accounted for prospectively; therefore, there is no effect on the historical consolidated financial statements. The translated amounts for non-monetary assets at December 31, 2006, became the accounting basis for those assets as of January 1, 2007.

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

C.	Restricted cash

Restricted cash include proceeds from the issuance of securities to Israeli institutional investors, for total gross proceeds of NIS 100,382,100 (approximately $25,562,032) par value bonds (Series A). The proceeds were invested in weekly interest-bearing deposits and were transferred to the Company's control upon the fulfillment of the following conditions: (i) that the Company raises an aggregate of at least $20.0 million in equity financings; and (ii) that the conditions for the consummation of the acquisition of NTS Communications, Inc have been met. These conditions were satisfied during February 2008  (See also Note 18).

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

Note 2 -   Significant Accounting Policies (Cont.)

D.	Accounts Receivable

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

As of December 31, 2007 the accounts receivable are presented net of an allowance for doubtful accounts of $1,090,572. Bad debt expenses for the year ended 2007 are $641,477 and $290,998 respectively.

E.	Fixed Assets

Fixed Assets are stated at cost. Depreciation is calculated based on a straight-line method over the estimated useful lives of the assets. Annual rates of depreciation are as follows:

Useful Life
Communication equipment	10 years
Equipment held under lease	4 years
Office furniture and equipment	4-14 years
Development costs	3 years
Computer equipment	3-4 years
Motor vehicles	4 years
Building and plant	4-14 years

Depreciation expenses amounted to $1,044,722 and $833,541 for the years ended December 31, 2007 and 2006, respectively.

F.	Other Intangible Assets

Other intangible assets with determinable lives consist of license for communication services and are amortized over the 20 year term of the license.

Customer base and trade name related to merger and acquisitions are amortized over a period between 6-7 years from the date of the purchase.

Amortization expenses amounted to $167,076 and $258,544 for the years ended December 31, 2007 and 2006, respectively.

G.	Long-Lived Assets

The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment, and intangible assets with determinable lives) whenever event or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and, economic projections and anticipated cash flows. Impairment, if any, is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and periodically revises such estimates based on current events.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

Note 2 -   Significant Accounting Policies (Cont.)

H.	Revenue Recognition

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

M.	Goodwill and Indefinite-Lived Purchased Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (“SFAS No. 142”), goodwill acquired in business combination is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. The company assesses goodwill and indefinite-lived intangible assets for impairment annually at the end of each year and more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. SFAS 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. No impairment was recorded at December 31, 2007 and 2006.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

Note 2 -   Significant Accounting Policies (Cont.)

N.	Reclassification

Certain prior period balances in the consolidated statement of cash flows were reclassified to appropriately present net cash used in operating activities and effect of exchange rate changes on cash and cash equivalents. The reclassification had no effect on previously reported net income and shareholders' equity.

O.	Recent Accounting Pronouncements

1) SFAS 157
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS No. 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

2) SFAS 159
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008. The adoption of SFAS No. 159 will not have a significant impact on the Company’s consolidated financial statements.

3) SFAS 141
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The adoption of SFAS No. 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis for those acquisitions being consummated beginning in the first quarter of fiscal year 2009.

4) SAB 110
In December 2007, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin 110 ("SAB 110") to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for the Company beginning in the first quarter of fiscal year 2008. The adoption of SAB 110 will not have an impact on the Company’s consolidated financial statements.

Note 3 - Prepaid Expenses, Other Receivables and Deposits
December31,
2007

Deferred taxes	$430,876
Prepaid acquisition costs	692,681
Accrued income	280,364
Prepaid expenses	1,453,910
Tax authorities	331,105
Other receivables	796,371

$3,985,307

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

 Note 4 - Fixed Assets

December31,
2007

Cost
Communication equipment	$5,214,315
Equipment held under capital lease	103,392
Office furniture and equipment	2,121,971
Development costs	781,614
Computer equipment	686,955
Motor vehicles	179,041
Building and plant	685,730
9,773,018

Accumulated Depreciation
Communication equipment	1,372,233
Equipment held under capital lease	24,267
Office furniture and equipment	1,690,335
Development costs	344,800
Computer equipment	414,712
Motor vehicles	30,324
Building and Plant	148,589
4,025,260

$5,747,758

Note 5 - Other Assets

December 31,
2007

Cost:
Goodwill	$16,872,088
Customer relations	982,448
Trade name	73,478
License	330,365
18,258,379

Accumulated amortization:
Customer relations	232,475
Trade name	17,145
License	59,887
309,507

Other assets, net	$17,948,872

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

Note 6 - Other Liabilities and Accrued Expenses

December 31,
2007

Corporate taxes	62,648
Government authorities	372,156
Payroll and other taxes	94,232
Accrued expense (1)	4,495,861
Others	297,148

$5,322,045

(1) includes accrued expenses related to the issuance of bonds during December 2007 of $1,133,134 and accrued legal and interest expenses payable to MCI WorldCom Limited of $1,494,640 (see also note 11).

 Note 7 - Notes Payable

	Annual Interest	December 31,
	rate	2007

Convertible note (1)	Prime + 1.5%	$623,643
Note payable to others, due on demand, monthly interest payments only	5% - 7%	327,587
Bank loans	0%	50,120
Loans payable over 5 years	Prime + 1.0%	615,041
Loan (2)	Israeli Consumer Price Index + 4.0%	491,756
		2,108,147

less current portion		1,094,339

Long term portion		$1,013,806

1.
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

2.
According to the agreement between the Company, Xfone 018 Ltd. and our 26% minority interest partner in Xfone 018 (the “Minority Partner”), the Minority Partner provided in the fourth quarter of 2004, a shareholder loan of approximately $400,000 to Xfone 018 (the “Minority Partner Loan”). The Minority Partner Loan is payable after four years with annual interest of 4% and linkage to the Israeli consumer price index. As of December 31, 2007, the balance of the Minority Partner Loan is 1,891,293 NIS ($491,756).

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

Note 7 - Notes Payable (Cont.)

The notes payable matures as follows:

Year
2008	$1,094,339
2009	325,607
2010	134,307
2011	553,892

$2,108,145
Note 8- Bonds

A.	Issuance of Bonds

On December 13, 2007, the Company issued a total of NIS 100,382,100 ($25,562,032) Series A Bonds (the “Bonds”) to Israeli institutional investors. The Bonds will pay annual interest at a rate of 9% that will be paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive).  The principal of the Bonds will be repaid in 8 equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Bonds is linked to the Israeli Consumer Price Index (“CPI”). In the event that the Company shall list the Series A Bonds on TASE, commencing from the date of the listing of the Series A Bonds on TASE, and insofar as the Series A Bonds shall indeed be listed on TASE, the interest rate that the unpaid balance of the Series A Bonds shall bear shall decrease by the rate of 1% (calculated according to 365 days in a year) for the period that shall commence on the date of the listing of the Series A Bonds on TASE and concluding on the date of payment of the Series A Bonds. Additionally, the Company issued the holders of the Bonds, for no additional consideration, 956,020 (non-tradable) Warrants, each exercisable at an exercise price of $3.50 with a term of 4 years.

The Company attributed the composition of the proceeds from the offering as follows:

December 31,
2007

Bonds Series A	$24,588,726
Stock Purchase Warrants*	973,306
Total price per unit	25,562,032

•	Presented as $973,306 as part of shareholders' equity.

Note 9 - Capital Lease Obligations

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense.

Future minimum lease payments under capital leases as of December 31, 2007 are:

2008	$89,655
2009	31,893

Total	$121,548

Total minimum lease payments	$136,274
Less: amount representing interest	(14,726)

Present value of net minimum lease payment	$121,548

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

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

 The following table reflects the Company's deferred tax assets and (liabilities):

Deferred Tax Liabilities:
Accelerated tax write off of fixed assets	$1,103

Deferred Tax Assets:
Carry forward losses	363,768
Accrued Vacation and severance pay	67,108

Net deferred taxes liabilities	$429,773

The provision for income taxes differs from the amount computed by applying the statutory income tax rates to income before taxes as follows:

Years Ended

Income tax computed at statutory rate	$(628,810)

Effect of tax authority adjustments	35,642
Current income (losses) for which no deferred tax expense (benefit) has been recorded	39,860
Difference between income reported for tax purposes and income for financial reporting purposes - net	30,073
Deferred taxes on losses (utilization of losses)	(506,877)
Taxes on losses for which a valuation allowance was not provided	603,686
Taxes in respect of prior years	320
Provision for income taxes	$(426,106)

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

Note 11 - Commitments and Contingent Liabilities

Swiftnet Limited, the Company’s wholly-owned U.K. based subsidiary, was served with a claim on October 11, 2005 that was filed by MCI WorldCom Limited (currently operating as Verizon UK Limited) (“MCI”) in an English court for the sum of £1,640,440 ($3,398,992) plus interest accruing at a daily rate of £401 ($831) which at the date of claim had amounted to £92,317 ($191,281). MCI’s claim was for telecommunication services provided to Swiftnet. Swiftnet had been in dispute with MCI regarding amounts due to MCI for telecommunications services provided by MCI to Swiftnet.  Swiftnet alleged that the disputed charges were improperly billed by MCI to its account and therefore MCI should credit Swiftnet for a certain amount of the claim.  A substantial element of Swiftnet’s counterclaim for credits was based upon special rates agreed verbally by Swiftnet and MCI, which were not applied by MCI in its invoices.  Swiftnet pleaded a counterclaim and that £275,574 ($550,803) owed in relation to traffic terminated through the Xfone network in Israel should be deducted.

On 19 March 2008, the court handed down judgment in this dispute and awarded £1,278,942 ($2,564,036) plus legal costs and interest in favour of MCI. The Company's financial statements have carried the full amount Swiftnet calculated that it owed to MCI based on the data held in Swiftnet’s billing systems. The net effect of this judgment including estimation of the Company's legal fees, MCI’s legal costs and interest payable is app. £1,427,737 ($2,856,803) which is presented as a non-recurring loss in the Statement of Operations. Swiftnet is in the process of taking legal advice as to whether it will seek an appeal to the English Court of Appeal.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

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
C.
On March 28, 2006, Xfone issued to Oberon Securities, LLC 30,144 shares of its common stock pursuant to that certain Letter Agreement dated November 15, 2005, between Xfone and Oberon Securities with a value of £54,302 ($106,378).

D.
On March 31, 2006, and in conjunction with a Letter Agreement dated October 10, 2005 with MCG Capital Corporation, a major creditor of I-55 Internet Services, Xfone issued to MCG Capital 667,998 shares of its common stock, valued at fair value of $2,010,006, in return for retiring its loan with I-55 Internet Services.

E.
On April 6, 2006, Xfone sold 80,000 restricted shares of its common stock, 20,000 warrants exercisable at $3.00 per share, and 20,000 warrants exercisable at $3.25 per share to Mercantile Discount-Provident Funds. The warrants are exercisable for a period of 5 years. The total value of the shares and warrants is £110,072 ($215,630).

F.
On April 6, 2006, Xfone sold 90,000 restricted shares of its common stock, 22,500 warrants exercisable at $3.00 per share, and 22,500 warrants exercisable at $3.25 per share to Hadar Insurance Company Ltd. The warrants are exercisable for a period of 5 years. The total value of the shares and warrants is £123,831 ($242,584).

G.
On April 6, 2006, Xfone sold 110,000 restricted shares of its common stock, 27,500 warrants exercisable at $3.00 per share, and 27,500 warrants exercisable at $3.25 per share to the Israeli Phoenix Assurance Company Ltd. The warrants are exercisable for a period of 5 years. The total value of the shares and warrants is £151,348 ($296,492).

H.
On April 6, 2006, Xfone sold 44,000 restricted shares of its common stock, 11,000 warrants exercisable at $3.00 per share, and 11,000 warrants exercisable at $3.25 per share to Gaon Gemel Ltd. The warrants are exercisable for a period of 5 years. The total value of the shares and warrants is £60,539 ($118,597).

I.
During May 2006, and in conjunction with a January 10, 2006 Asset Purchase Agreement by and among Xfone USA, Inc. and Canufly.net, Inc., Xfone issued to the shareholders of Canufly.net 33,768 restricted shares of its common stock and 24,053 warrants, exercisable at $2.98 per share for a period of five years. The total value of the shares and warrants is £60,752 ($112,330).

J.
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

K.
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

L.
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

M.
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

N.	On May 30, 2006, Xfone issued 2,736 restricted shares of its common stock to Elite Financial Communications Group, LLC in exchange for services. The value of the shares is £4,955 ($9,707).

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

Note 12 - Capital Structure, Stock Options (Cont.)

Shares and Warrants (Cont.)

O.
On June 28, 2006, Xfone cancelled 5,000 restricted shares of its common stock which were issued in 2000 to Ofer Weisglass. The shares were issued to Mr. Weisglass in return for services; however Mr. Weisglass failed to provide the services to Xfone.

P.	On July 3 2006, Xfone issued to Preiskel & Co LLP 5,236 restricted shares of its common stock as consideration for legal services. The value of the shares is £7,500 ($1,469).
Q.
On July 5, 2006, and in conjunction with the acquisition that was completed on July 3, 2006, Xfone issued to the shareholders of Equitalk.co.uk Limited a total of 402,192 restricted shares of its common stock and a total of 281,872 warrants exercisable at $3.025 per share for a period of five years. The total value of the shares and warrants is £717,167 ($1,404,930).

R.
On July 11, 2006, and in conjunction with a March 10, 2005 Employment Agreement between Xfone USA, Inc. and Wade Spooner, its President and Chief Executive Officer at that time, Xfone issued to Mr. Spooner an “Acquisition Bonus” of 32,390 warrants. Xfone was advised by AMEX that the approval of the shareholders of Xfone is required in order to allow the issuance and listing of the shares underlying said warrants. The required approval was obtained on December 28, 2006. The warrants are convertible on a one to one basis into restricted shares of Xfone's common stock at an exercise price of $3.285, and have a term of five years. The value of the warrants is £11,010 ($21,569).

S.
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

T.
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

U.
On July 11, 2006, and in conjunction with a June 19, 2006 Securities Purchase Agreement Xfone issued to several investors an aggregate of 172,415 warrants. The warrants are convertible on a one to one basis into restricted shares of Xfone's common stock, at an exercise price of $3.40, and have a term of five years. The value of the warrants is £91,186 ($178,633).

V.
On September 5, 2006, and in conjunction with a June 19, 2006 Securities Purchase Agreement Xfone issued to several investors an aggregate of 344,825 restricted shares of common stock. The value of the shares is £531,163 ($1,040,549).

W.
On September 19, 2006, and in conjunction with a Letter Agreement dated June 15, 2006 between Xfone and Oberon Securities, LLC, Xfone issued to Oberon Securities 90,000 restricted shares of common stock. The value of the shares is £119,512 ($234,124).

X.
On September 19, 2006, and pursuant to the Service Agreement dated December 6, 2005, that was terminated on August 28, 2006, Xfone cancelled 64,360 of the 100,000 warrants which were issued to Elite Financial Communications Group, LLC on May 10, 2006.

Y.	On November 1, 2006, Xfone issued 6,994 restricted shares of its common stock to Elite Financial Communications Group, LLC in exchange for services. The value of the shares is £9,044 ($17,717).
Z.
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

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007
Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

Note 12 - Capital Structure, Stock Options (Cont.)

Shares and Warrants (Cont.)

AA.
On November 27, 2006, Xfone issued in exchange for services 117,676 warrants exercisable at $3.50 per share to Crestview Capital Master, LLC. The warrants have a term of five years and shall vest as follows: 29,419 warrants immediately, 29,419 warrants on February 10, 2007, 29,419 warrants on May 10, 2007, and 29,419 warrants on August 10, 2007. The value of the warrants is £89,662 ($175,648).

BB.
On December 26, 2006, and in conjunction with a December 25, 2006 oral stock purchase agreement, Xfone repurchased from Abraham Keinan, its Chairman of the Board, 100,000 restricted shares of its common stock at a price of $2.70 per share (market price at that day was $2.80 per share). The 100,000 shares were returned to Xfone for cancellation. The Agreement was approved by all non-interested members of the Board of Directors, following a review and discussion by Xfone's Audit Committee.

CC.
On January 16, 2007, and in conjunction with a December 24, 2006 Securities Purchase Agreement the Company issued an aggregate of 172,414 warrants to Halman-Aldubi Provident Funds Ltd. and Halman-Aldubi Pension Funds Ltd. The warrants are exercisable on a one to one basis into restricted shares of our common stock, at an exercise price of $3.40, and have a term of five years.

On February 1, 2007, and in conjunction with a December 24, 2006 Securities Purchase Agreement the Company issued an aggregate of 344,828 restricted shares of our common stock, at a purchase price of $2.90 per share, to Halman-Aldubi Provident Funds Ltd. and Halman-Aldubi Pension Funds Ltd.

DD.
On March 20, 2007, following the closing of the acquisition of the assets of Canufly.net in 2006, and due to the satisfaction of certain earn out provisions in the Asset Purchase Agreement, the Company issued to the shareholders of Canufly.net additional 20,026 restricted shares of common stock and 14,364 warrants exercisable at $2.98 per share for a period of five years.

EE.
On October 23, 2007, the Company entered into Subscription Agreements with 15 investors affiliated with Gagnon Securities, Inc. which agreed to purchase an aggregate of 1,000,000 shares of the Company's common stock at a price of $3.00 per share, for a total subscription amount of $3,000,000. The 1,000,000 shares were issued on November 6, 2007.

FF.
On November 4, 2007, the Company entered into Subscription Agreements with: (i) XFN - RLSI Investments, LLC, an entity affiliated with Richard L. Scott Investments, LLC, a U.S. institutional investor, which agreed to purchase 250,000 shares of the Company's common stock at a price of $3.00 per share, for a total subscription amount of $750,000; and (ii) certain Israeli institutional investors, which agreed to purchase an aggregate of 700,000 shares of the Company's common stock, at a price of $3.00 per share, for a total subscription amount of $2,100,000 . The 950,000 shares were issued on November 13, 2007.

GG.
In conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Telecommunications, LLC, the Company issued a total of 223,702 shares of common stock valued at $671,687 and 79,029 warrants exercisable for a period of five years into shares of common stock, with an exercise price of $3.38 (the “Xfone Stock and Warrant Consideration”). A portion of the Xfone Stock and Warrant Consideration issued at closing was placed in an escrow. The Company determined a breach of the representations and warranties in the Merger Agreement resulting from the failure of I-55 Telecommunications to disclose the liability due and payable to the Louisiana Universal Service Fund (“LA USF”) through the period of October 2005, at which time Xfone USA undertook the management role of I-55 Telecommunications. Pursuant to Section 1(g) of the Escrow Agreement dated as of March 31, 2006 by and among Xfone USA, the Escrow Agent, and the President and Sole Member of I-55 Telecommunications, and in accordance with Article 6.02 of the Merger Agreement, Xfone USA notified the other parties that it believed that it had suffered a loss of $30,626 pursuant to the provisions of Article 6.02 of the Merger Agreement dated as of August 26, 2005. Having not received any response from the President and Sole Member of I-55 Telecommunications, nor from his counsel, on October 15, 2007, and after the allotted response time allowed, Xfone USA instructed the Escrow Agent (Trustmark National Bank) to deliver from the Escrow Fund of the President and Sole Member of I-55 Telecommunications, to the Company, 7,043 shares of Common Stock and 4,838 Xfone Stock Warrants. The 7,043 shares of Common Stock and 4,838 Xfone Stock Warrants were returned to the Company for cancellation on October 31, 2007.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

Note 12 - Capital Structure, Stock Options (Cont.)

Shares and Warrants (Cont.)

	Year Ended December 31, 2007
	Number of warrants	Weighted average exercise price
Options outstanding at the beginning of the year	4,622,219	$3.91
Granted (a)	1,486,778	$3.13
Forfeited	(4,838)	$3.38
Options outstanding and exercisable at the end of the year	6,104,159	$3.72

Stock Option Plan

A.
In November 2004, Xfone's board of directors approved the adoption of the principal items forming Xfone's 2004 stock option plan (The “2004 Plan”) for the benefit of employees, officers, directors, consultants and subcontractors of the Company including its subsidiaries. The 2004 Plan was approved by a special meeting of shareholders on March 13, 2006. The purpose of the 2004 Plan is to enable the Company to attract and retain the best available personnel for positions of substantial responsibility, to provide an incentive to such persons presently engaged with the Company and to promote the success of the Company business. The 2004 Plan will provides for the grant of options an aggregate of 5,500,000 shares of Xfone's common stock. The 2004 Plan is administered by the board that determines the persons to whom options are granted, the number of options that are granted, the number of shares to be covered by each option, the options may be exercised and whether the options is an incentive or non-statutory option.

B.
At November 24, 2004 3,200,000 options were granted under the 2004 Plan according to the following terms: Option exercise price - $3.50, vesting date - 12 month from the date of grant, expiration date - 5 years from the vesting date.

C.
On February 6, 2005, Xfone's board of directors approved a grant to employees of 730,000 options under and subject to the 2004 Plan according to the following terms: Option exercise price of $3.50; Vesting Date  - the vesting of the options will be over a period of 4 years as follows: 25% of the options are vested after a year from the Date of Grant. Thereafter, 1/16 of the options are vested every 3 months for the following 3 years; Expiration Date -  5.5 years from the Grant Date.

D.
On November 13, 2005, Xfone's Board of Directors ratified the grant of 600,000 options to Wade Spooner and 300,000 options to Ted Parsons on March 10, 2005, under the 2004 Plan, pursuant to the terms described in their March 10, 2005 employment agreements. The stock options provided for a five (5) year term from the vesting date, a strike price that is 10% above the closing price of the Company's common stock on the date of issue of the Options.

E.
On June 8, 2005, Xfone's board of directors approved a grant to Xfone's Chief Financial Officer, of 300,000 options under and subject to the 2004 Plan of Xfone according to the following terms: Option exercise price of $3.50; Vesting Date  -  the vesting of the options will be over a period of 4 years as follows: 25% of the options are vested after a year from the Date of Grant. Thereafter, 1/16 of the options are vested every 3 months for the following 3 years; Expiration Date  - 5.5 years from the grant date.

F.
On July 11, 2006, and in conjunction with a July 3, 2006 Service Agreement between Xfone, Swiftnet Limited and John Mark Burton, the Managing Director of Xfone's UK based subsidiaries, Xfone's Board of Directors approved the grant of 300,000 options, under and subject to its 2004 Plan, to Mr. Burton. The options are convertible on a one to one basis into restricted shares of Xfone's common stock, at an exercise price of $3.50, and have a term of ten years. The vesting of the options will be over a period of 4 years as follows: 75,000 options are vested on July 3, 2007. Thereafter, 18,750 options are vested every 3 months for the following 3 years.

G.
On October 30, 2006, Xfone's Board of Directors approved a grant of 25,000 options to Itzhak Almog under and subject to Xfone's 2004 Plan. The options were granted according to the following terms: Date of Grant - October 30, 2006; Option exercise price - $3.50; Vesting Date - 12 months from the Date of Grant; Expiration Date - 5 years from the Vesting Date.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

Note 12 - Capital Structure, Stock Options (Cont.)

Stock Option Plan (Cont.)

H.
On June 5, 2007, the Company’s Board of Directors approved a grant of 20,000 options to Israel Singer, and a grant of 20,000 options to Morris Mansour. The options were granted under and subject to the Company’s 2004 Stock Option Plan with the following terms: Date of Grant - June 5, 2007; Exercise Price - $3.50 per share; Vesting Date - 12 months from the Date of Grant; Expiration Date - 5 years from the Vesting Date.

I.
On June 5, 2007, the Company’s Board of Directors approved a grant of 200,000 options to Brian Acosta under the Company’s 2004 Plan. The options are granted under the following terms: Date of Grant - June 5, 2007; Exercise Price - $3.146 per share; Vesting Date - (a) 25,000 options on March 31, 2009; (b) 50,000 options on March 31, 2010; and (c) 125,000 options on March 31, 2011; Expiration Date - 5 years from the Vesting Date; Termination - in the event of termination of employment prior to the completion of Mr. Acosta’s second year of employment with Xfone USA, then 175,000 of the aforementioned options shall automatically terminate; in the event of termination of employment during Mr. Acosta’s third year of employment with Xfone USA, then 125,000 of the aforementioned options shall automatically terminate. Mr. Acosta is the Chief Technical Officer of our subsidiary, Xfone USA.

J.
On June 5, 2007, the Company’s Board of Directors approved a grant of 200,000 options to Hunter McAllister under the Company’s 2004 Plan. The options are granted under the following terms: Date of Grant - June 5, 2007; Exercise Price - $3.146 per share; Vesting Date - (a) 25,000 options on March 31, 2009; (b) 50,000 options on March 31, 2010; and (c) 125,000 options on March 31, 2011; Expiration Date - 5 years from the Vesting Date; Termination - in the event of termination of employment prior to the completion of Mr. McAllister’s second year of employment with Xfone USA, then 175,000 of the aforementioned options shall automatically terminate; in the event of termination of employment during Mr. McAllister’s third year of employment with Xfone USA, then 125,000 of the aforementioned options shall automatically terminate. Mr. McAllister is the Vice President Business Development of our subsidiary, Xfone USA.

K.
On October 28, 2007, our Board of Directors adopted and approved the Company’s 2007 Stock Incentive Plan (the "2007 Plan") which is designated for the benefit of employees, directors, and consultants of the Company and its affiliates. The 2007 Plan was approved on December 17, 2007, at an Annual Meeting of shareholders of the Company. The 2007 Plan authorizes the issuance of awards for up to a total of 8,000,000 shares of our common stock underlying such awards.

L.
On August 26, 2007, the Company entered into a contractual obligation to grant the General Manager of Xfone 018 the following number of options to purchase shares of the Company’s common stock under the 2007 plan, (the “Plan”):
(1) Within 30 days of adoption of the Plan, the Company will grant options to purchase 300,000 shares of Common Stock, at an exercise price of $3.50 per share, of which (i) options to purchase 75,000 shares will vest on August 26, 2008,; and (ii) options to purchase 18,750 shares will be vest at the end of every 3 month period thereafter.
(2) At the end of each calendar year between 2008 and 2011, and upon the achievement by Xfone 018 100% of its Targets for each such year, the General Manager of Xfone 018 will be granted options to purchase 25,000 shares of the Company’s Common Stock under the Plan, for an exercise price of $3.50 per share, which will be exercisable 30 days after the Company publishes its annual financial statements for such year.

The options will expire 120 days after termination of employment with Xfone 018.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

Note 12 - Capital Structure, Stock Options (Cont.)

Stock Option Plan (Cont.)

	Year Ended December 31, 2007
	Number of options	Weighted average exercise price
Options outstanding at the beginning of the year	5,350,000	$3.69
Granted (a)	740,000	$3.31
Exercised	(6,300)	$3.50
Forfeited	(368,700)	$3.50
Options outstanding at the end of the year	5,715,000	$3.65

Options vested and exercisable	3,689,063	$3.50

Weighted average fair value of options granted		$1.13

(a) Include options under contractual obligation as specified in note 12L.

The following table summarizes information about options vested and exercisable at December 31, 2007:
	Options vested and exercisable
Range price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price

3.50	3,689,063	4.8	$3.02

Note 13 - Earnings Per Share
	Year Ended December 31 , 2007
	Weighted Average
	Income	Shares	Per Share
			Amounts

Net Income	$(1,283,891)
Basic EPS:
Income available to common stockholders	$(1,283,891)	11,777,645	$(0.109)
Effect of dilutive securities:
Options and warrants	-	1,745
Diluted EPS:
Income available to common stockholders	$(1,283,891)	11,779,390	$(0.109)

			Year Ended December 31 , 2006
			Weighted Average
			Income	Shares	Per Share
					Amounts

Net Income			$660,696
Basic EPS:
Income available to common stockholders			$660,696	10,135,874	$0.065
Effect of dilutive securities:
Options and warrants	(*	)	-	-	-
Diluted EPS:
Income available to common stockholders			$660,696	10,135,874	$0.065
(*) Anti-diluted

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

 Note 14 - Related Party Transactions

	Years ended
	December 31,
	2007	2006

Campbeltown Business Ltd.:

Fees	$4,302	$163,381
Accrued Expenses	-	13,615

Vision Consultants Limited:

Fees	-	163,381
Accrued expenses	-	-

Abraham Keinan

Fees	254,350	100,710
Accrued expenses	20,050	11,568

Guy Nissensson
		-
Fees	242,490	-
Accrued expenses	20,050	-

Story Telecom Limited:

Revenues (*)	-	2,883,942
Commissions (*)	-	312,300

Auracall Limited:

Related revenues (*)	3,324,726	1,501,092
Commissions (*)	417,907	1,061,259
Due (to) from Auracall (net)**		(142,633)
Short-term loan from Auracall Limited**		47,016

Dionysos Investments (1999) Limited:
Fees	183,363	70,524
Accrued Expenses	146,542	5,877

Balance:
Guy Nissenson	-	(22,611)
Abraham Keinan	(7,205)	(62,670)

(*) Amount represents the period for which Story Telecom Limited or Auracall Limited was not consolidated into the Company's financial reports.
(**) Due to the acquisition these amounts are eliminated

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

 Note 15 - Financial Commitments

A.
The Company leases its facilities in the UK, USA and Israel under operating lease agreement, which will expire in 2009 through 2012. The minimum lease payments under non-cancelable operating leases are as follows:

Year ended December 31,

2008	$365,649
2009	280,805
2010	193,257
2011	178,935
2012	118,612
1,137,258

B.
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
In consideration of the performance of the Services pursuant to the Keinan Consulting Agreement, the Company shall pay Mr. Keinan a monthly fee of £10,000 ($21,044) (the “Fee”). Mr. Keinan shall invoice the Company at the end of each calendar month and the Company shall make the monthly payment immediately upon receiving such invoice".

C.
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
In consideration of the performance of the Services pursuant to the Nissenson Consulting Agreement, the Company shall pay Mr. Nissenson a monthly fee of £10,000 ($21,044) (the “Fee”). Mr. Nissenson shall invoice the Company at the end of each calendar month and the Company shall make the monthly payment immediately upon receiving such invoice.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

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
•
Campbeltown Business would also receive 5% of the Company's issued and outstanding shares following the Company's acquisition with Swiftnet. In June 2000, Campbeltown Business invested the $100,000 in Swiftnet. Xfone acquired Swiftnet and Campbeltown received 720,336 shares of the Company's common stock for its 20% interest in Swiftnet.

•
Swiftnet and Abraham Keinan would guarantee that Campbeltown Business' 20% interest in the outstanding shares of Swiftnet would be exchanged for at least 10% of the Company's outstanding shares and that Campbeltown Business would have in total at least 15% of the Company's total issued shares after the Company's acquisition occurred.

•
Campbeltown Business would have the right to nominate 33% of the members of the Company's board of directors and Swiftnet's board of directors. When Campbeltown Business ownership in the Company's common stock was less than 7%, Campbeltown Business would have the right to nominate only 20% of the Company's board members but always at least one member. In the case that Campbeltown Business ownership in the Company's common stock was less than 2%, this right would expire.

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

Note 16 - Economic Dependency and Credit Risk

A. Certain Telecommunication operators act as collection channels for the Company. In 2007 the Company had two major collection channels, one in the U.K. and one in Israel. Collections through these channels accounted to approximately 22% and 6% of the Company's total revenues in 2007, respectively, and 18% and 5% of the Company's total revenues in 2006, respectively. With respect to collection of monies for the Company, these Telecommunication operators are not deemed to be customers of the Company.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

B.	Approximately, 25%, 20% and 7% of the Company's purchases are from three suppliers for the year ended December 31, 2007, and 31%, 28%, 5% are from three suppliers for the year ended December 31, 2006.

Note 17 - Segment Information

The percentage of the Company's revenues is derived from the following Geographical segments:
	Years Ended
	December 31,
	2007	2006
Revenues:
United Kingdom	$24,263,610	$16,951,119
United States	12,290,891	15,474,206
Israel	8,169,433	5,488,712

Total revenues	44,723,934	37,914,037

Cost of revenues
United Kingdom	10,696,915	11,834,466
United States	5,904,797	7,684,708
Israel	3,024,610	2,449,824

Total cost of revenues	19,626,322	21,968,998

Direct Gross Profit:
United Kingdom	13,566,695	5,116,653
United States	6,386,094	7,789,497
Israel	5,144,823	3,038,889

	25,097,612	15,945,039

Operating expenses:
United Kingdom	12,556,993	3,582,173
United States	6,466,501	6,658,270
Israel	2,963,461	3,209,436

	21,986,955	13,449,879

Operating Profit:
United Kingdom	1,009,702	1,534,480
United States	(80,406)	1,131,227
Israel	2,181,362	(170,547)

	3,110,657	2,495,160

Non- recurring loss	2,856,803	-

Expenses related to Headquarter in the US	1,283,297	1,460,138

Operating Income (Loss)	$(1,029,442)	$1,035,022

(*) Amounts were reclassified in order to present segment information without the effect of expenses related to operating a Headquarter in the US.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

 Note 18 - Subsequent Events

Acquisition of NTS Communications, Inc. (“NTS”)

On February 26, 2008 (the “Closing Date”), the Company completed its acquisition of NTS pursuant to that certain Stock Purchase Agreement (the “Purchase Agreement”) entered into on August 22, 2007 with NTS, and the equity owners of NTS as sellers (the “NTS Shareholders”), as amended on February 14, 2008 and February 26, 2008 .

The acquisition closed on February 26, 2008.  Upon closing of the acquisition, NTS and its six wholly owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers, Inc., NTS Telephone Company, LLC, and NTS Management Company, LLC, became our wholly owned subsidiaries.

The purchase price for the acquisition was approximately $42,000,000 (excluding acquisition related costs), plus (or less) (i) the difference between NTS’ estimated working capital and the working capital target for NTS as set forth in the Purchase Agreement, and (ii) the difference between amounts allocated by NTS for its fiber optic network build-out project anticipated in Texas and any indebtedness incurred by NTS in connection with this project, each of which was subject to the Company’s advance written approval.  After applying this formula, the final aggregate purchase price was calculated as $41,900,000, and was paid by the Company as follows: $35,414,715 was paid in cash; and 2,366,892 shares of the Company’s common stock, were issued to certain NTS Shareholders who elected to reinvest all or a portion of their allocable sale price in the Company’s Common Stock, pursuant to the terms of the Purchase Agreement. The Company’s Board of Directors determined, in accordance with the Purchase Agreement, the number of shares of the Company’s Common Stock to be delivered to each participating NTS Shareholder by dividing the portion of such NTS Shareholder’s allocable sale price that the NTS Shareholder elected to receive in shares of the Company’s Common Stock by 93% of the average closing price of the Company’s Common Stock on the American Stock Exchange for the ten consecutive trading days preceding the trading day immediately prior to the Closing Date (i.e., $2.74). The aggregate sales price reinvested by all such NTS Shareholders was $6,485,284.

On February 26, 2008, and in connection with the closing of the acquisition, the parties entered into the following material definitive agreements, among others:

A.           Employment Agreements with Barbara Baldwin, Jerry Hoover and Brad Worthington.

NTS entered into Employment Agreements with each of Barbara Baldwin, who, prior to the closing, served as NTS’ President and CEO, Jerry Hoover, who, prior to the closing, served as NTS’ Executive Vice President - Chief Financial Officer, and Brad Worthington, who, prior to the closing, served as NTS’ Executive Vice President - Chief Operating Officer (each an “Officer,” and collectively the “Officers”).  The Employment Agreements provide for continued employment of the Officers with NTS in their respective capacities, and are for five-year terms each, effective as of the Closing Date.

The Employment Agreements provide for initial annual salaries for Ms. Baldwin of $273,000, and $243,840 for each of Messrs. Hoover and Worthington, and annual salaries (not less than the Officer’s respective initial annual salary) to be determined by NTS’ Board of Directors for each year of employment thereafter. In addition, the Officers are entitled to one-time signing bonuses in the amount of $500,000 for Ms. Baldwin and $243,840 for each of Messrs. Hoover and Worthington on the effective date of the Employment Agreements.

Pursuant to the terms of the Employment Agreements, the Officers were granted the following stock option awards under the Company’s 2007 Stock Incentive Plan on the Closing Date: Ms. Baldwin was granted options to purchase 250,000 shares of the Company’s Common Stock, and each of Messrs. Hoover and Worthington was granted options to purchase 400,000 shares of the Company’s Common Stock.  Each option is immediately exercisable, expires five years from the grant date, and has an exercise price of $2.794, which is 10% over the average closing price of the Company’s Common Stock for the ten trading days immediately preceding August, 22, 2007, the execution date of the Purchase Agreement.  Additionally, the Employment Agreements provide that at the end of each Officer’s second year of his or her employment, he or she will be granted options to purchase 267,000 shares of the Company’s Common Stock, which will be immediately exercisable at $5.00 per share, and will expire five years from such grant date.

The Employment Agreements also provide piggyback registration rights for the Officers from the effective date of the Employment Agreement through the expiration or termination of the Employment Agreements, to register for resale the shares of the Company’s Common Stock they own as a result of exercising any of the options granted pursuant to the Employment Agreements.  The Company will pay the registration expenses with respect to such piggyback registrations.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

 Note 18 - Subsequent Events  (Cont.)

B.           Free Cash Flow Participation Agreement.

The Company entered into a Free Cash Flow Participation Agreement (the “Participation Agreement”) with NTS Holdings, pursuant to which NTS Holdings will be entitled to a payment from the Company of an amount equal to 5% of the aggregate excess free cash flow generated by the Company’s U.S. Operations, which is defined in the Participation Agreement as the operations of the Company and its U.S. subsidiaries, which include Xfone USA, Inc. and NTS, and their respective subsidiaries, as well as any U.S. entity that the Company acquires directly, or indirectly through its subsidiaries in the future (a “Future Acquisition”).  NTS Holdings will be entitled to the participation amount beginning at such time as the Company has received a full return of its initial invested capital, plus an additional 8% return per year, in connection with the NTS acquisition (as well as in connection with any Future Acquisition).

The Participation Agreement will remain in effect in perpetuity, unless earlier terminated in accordance with its terms.  Termination of the Participation Agreement may occur upon a sale or buyout of the Company’s U.S. Operations, at the option of the purchaser in any such transaction, and in the limited circumstances set forth in the Participation Agreement.

C.           Escrow Agreement.

In accordance with the terms of the Purchase Agreement, the Company and certain representatives of the NTS Shareholders (the “NTS Shareholder Representatives”) entered into an Escrow Agreement with Trustmark National Bank, as escrow agent, pursuant to which the Company deposited an amount of cash and shares of Common Stock equal to $6,679,999 (15.9%) of the aggregate purchase price for the acquisition, to be held and administered by the escrow agent in order to secure certain obligations of the sellers under the Purchase Agreement. Each share of Common Stock deposited with the escrow agent has an agreed value of $2.74, which was determined by using the average per share closing price of the Common Stock for the ten (10) consecutive trading days preceding the trading day immediately prior to the Closing Date.

D.           Issuance of Common Stock to certain NTS Shareholders

In connection with the closing of the acquisition on February 26, 2008, the Company issued 2,366,892 shares of the Company’s Common Stock to certain NTS Shareholders who elected to reinvest all or a portion of their allocable sale price in the Company’s Common Stock, pursuant to the terms of the Purchase Agreement.  The Company’s Board of Directors determined, in accordance with the Purchase Agreement, the number of shares of the Company’s Common Stock to be delivered to each participating NTS Shareholder by dividing the portion of such NTS Shareholder’s allocable sale price that the NTS Shareholder elected to receive in shares of the Company’s Common Stock by 93% of the average closing price of the Company’s Common Stock on the American Stock Exchange for the ten consecutive trading days preceding the trading day immediately prior to the Closing Date (i.e., $2.74).  The aggregate sales price reinvested by all such NTS Shareholders was $6,485,284.

E.           Issuance of Common Stock to certain Accredited Investors pursuant to the December 13, 2007 Private Placement

On February 26, 2008, the Company completed the issuance of 800,000 Units (as defined below) to XFN-RLSI Investments, LLC, an entity affiliated with Richard L. Scott Investments, LLC, a U.S. institutional investor, and 500,000 Units to certain investors affiliated with or who are customers of Gagnon Securities LLC, pursuant to Subscription Agreements entered into with each of the investors on December 13, 2007.  Each “Unit” consists of two shares of the Company’s Common Stock and one warrant to purchase one share of Common Stock, exercisable for a period of five years from the date of issuance at an exercise price of $3.10 per share.  The Units were sold at a price of $6.20 per Unit, for an aggregate purchase price of $8,060,000, which was held in escrow for the benefit of the Company pending the receipt by the Company of approvals from the American Stock Exchange and the Tel Aviv Stock Exchange for the listing of the shares (including those underlying the warrants), as well as the closing of the acquisition of NTS.

The private placement was made by the Company acting without a placement agent.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

 Note 18 - Subsequent Events  (Cont.)

Letter agreement with Oberon Securities, LLC

On March 5, 2008, the Company entered into a letter agreement (the “March 5, 2008 Agreement”) with  Oberon Securities, LLC, a New York City-based registered broker-dealer (“Oberon Securities”), pursuant to which the Company will pay Oberon Securities $1,200,000 in cash for its services to the Company as financial advisor in connection with the Company's acquisition of NTS, payable as follows: (i) $400,000 no later than March 7, 2008 (ii) $400,000 no later than May 1, 2008 and (iii) $400,000 no later than July 1, 2008. The March 5, 2008 Agreement sets forth the total and final fees due to Oberon Securities for its services in connection with the NTS acquisition, pursuant to the Company’s prior agreements with Oberon Securities and its affiliates.

Agreement of Principles with Tiv Taam Holdings 1 Ltd.

On March 17, 2008, Xfone 018 entered into an Agreement of Principles with Tiv Taam Holdings 1 Ltd., an Israeli public company (“Tiv Taam”), pursuant to which Xfone 018 agreed to purchase from Tiv Taam, and Tiv Taam agreed to sell to Xfone 018, approximately 89% of the outstanding share capital (approximately 69% of its fully diluted share capital) of Robomatix Technologies Ltd. (“Robomatix”) which Tiv Taam currently owns.  Robomatix owns approximately 90% of the issued share capital of Tadiran Telecom-Communication Services In Israel Ltd. (“Tadiran Telecom”), which is the general partner of Tadiran Telecom-Communication Services In Israel – Limited Partnership (“Tadiran Telecom LP”), an Israeli entity dealing with the distribution, maintenance, assistance services and sale of switchboards for the business community in Israel.  Accordingly, upon consummation of the acquisition, Xfone 018 will also acquire control over Tadiran Telecom and Tadiron Telecom LP.  The purchase price for the acquisition is NIS 44,000,000 (approximately $12,503,552), subject to adjustment as set forth in the agreement, payable in three installments, as follows:

o	On the closing date, NIS 15,500,000 (approximately $4,404,660) (the “First Installment”);

o	By November 20, 2008, NIS 15,500,000 (approximately $4,404,660), subject to adjustment resulting from linkage to the Consumer Price Index (the “Second Installment”); and

o	By November 1, 2009, NIS 13,000,000 (approximately $3,694,231), subject to adjustment resulting from linkage to the Consumer Price Index (the “Third Installment”).

Xfone 018 will have all rights as a shareholder of Robomatix upon closing of the acquisition and payment of the First Installment.

We, as the parent company of Xfone 018, have agreed to sign a letter of guarantee with respect to the Second Installment and the Third Installment.  The agreement provides for a 60-day period during which Xfone 018 shall perform a legal and accounting due diligence examination of Robomatix, Tadiran Telecom and Tadiran Telecom LP.  Xfone 018 has undertaken to maintain confidentiality of all information delivered to Xfone 018, and has entered into a Confidentiality Undertaking.

The closing of the transaction will occur on the later of (i) 75 days after the execution of the Agreement (i.e, May 31, 2008), or (ii) 15 days after receipt of necessary approvals of the General Director of the Antitrust Authority and other Israeli governmental authorities.  In the event that the necessary approvals are not received within 120 days of the date of execution of the Agreement, or a reserved approval was received or an approval under conditions which make it burdensome on Xfone 018 or significantly prejudice the profitability of the transaction for Xfone 018, the Agreement will be null and void as if it was never executed.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

 Note 18 - Subsequent Events  (Cont.)

Acquisition of additional 30.4% ownership interest in Story Telecom, Inc.

On July 12, 2007, Story Telecom UK notified Mr. Davison, its Managing Director, that it was terminating his employment, effective as of September 10, 2007. On July 25, 2007, the Company received notification of a claim filed on July 23, 2007 by Mr. Davison with the United Kingdom Employment Tribunals against Story Telecom UK, alleging wrongful termination of his employment as Managing Director. The claim did not seek any specific damages. On August 21, 2007, the Company responded to the United Kingdom Employment Tribunal by rejecting Mr. Davison's claim.

On March 25, 2008, Story Telecom Limited (“Story Telecom UK”), the majority-owned U.K. based subsidiary of the Company, settled the previously disclosed legal proceeding in the U.K. initiated by Nir Davison, Story Telecom UK’s former Managing Director.

In connection with the settlement, the Company purchased the shares of common stock of Story Telecom, Inc., the parent company of Story Telecom UK ("Story Telecom US"), owned by Mr. Davison and owned by Trecastle Holdings Limited, a company owned and controlled by Mr. Davison (“Trecastle”), which increased the Company's ownership interest in Story Telecom US from 69.6% to 100%.  As a result, Story Telecom US became a wholly owned subsidiary of the Company.

As part of the settlement, Story Telecom UK agreed to pay Mr. Davison ₤30,000 ($59,787) as compensation for loss of employment, which payment was made without admission of liability.  In addition, Mr. Davison agreed to file a Withdrawal of Claim with the United Kingdom Employment Tribunal no later than March 26, 2008. The Withdrawal of Claim was filed on March 31, 2008.

In connection with the Compromise Agreement, Nir Davison, Trecastle and the Company entered into a Securities Purchase Agreement (the “SPA”) on the same date, pursuant to which Mr. Davison and Trecastle agreed to sell to the Company, and the Company agreed to purchase from each of Mr. Davison and Trecastle, the shares of common stock of Story Telecom US that each party owned, respectively, for an aggregate purchase price of ₤270,000 ($538,083).

ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 18, 2006, the Audit Committee of the Company, in accordance with its rotation of independent auditor’s policy, replaced Chaifetz & Schreiber, P.C. as our independent auditors and appointed Stark Winter Schenkein & Co., LLP (“SWS”), an independent member of BKR International, as independent auditors of the Company. There were no reportable events, disagreements or dissatisfaction with Chaifetz & Schreiber to report as defined in Regulation S-B Item 304(a)(2). Chaifetz & Schreiber P.C. were replaced as part of the Company policy of rotating its lead and reviewing audit partners after five consecutive years. On January 31, 2006, we filed with the U.S. Securities and Exchange Commission an amended current report on Form 8-K disclosing the appointment of SWS as our new auditors. On December 28, 2006, our shareholders approved the appointment of SWS as our Independent Certified Public Accountants for the fiscal year ending December 31, 2006, and the first three quarters of the fiscal year ending December 31, 2007.

On October 25, 2007, the Audit Committee of the Company approved the appointment of SWS as the Company’s Independent Certified Public Accountants for the fiscal year ending December 31, 2007, and the first three quarters of the fiscal year ending December 31, 2008. On December 17, 2007, the shareholders of the Company approved the appointment of SWS for the ensuing year at the annual meeting of shareholders.

ITEM 8A(T).	Controls and Procedures

(a)Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer have concluded that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, to allow for timely decisions regarding required disclosure of material information required to be disclosed in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives and our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)Management’s Report on Internal Control over Financial Reporting

Our Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	Other Information

None.

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

On October 25, 2007, the Company’s Board of Directors adopted amendments to the Company’s Bylaws in order to, among other things, provide that the Board shall be comprised of not less than two (2), and no more than eight (8) directors, and to create a classified board by dividing the Board’s current membership into three classes, Class A, Class B and Class C. Currently, Classes A and B are each comprised of three (3) directors, and Class C has two (2) directors, as shown in the table below:

Director	Class
Abraham Keinan	Class A
Guy Nissenson	Class A
Shemer Shimon Schwarz	Class A
Eyal Josef Harish	Class B
Aviu Ben-Horrin	Class B
Itzhak Almog	Class B
Morris Mansour	Class C
Israel Singer	Class C

On December 17, 2007, the Company’s stockholders re-elected the eight directors to the classes shown above to serve until re-elected or the election and qualification of their successors, or until their earlier resignation, removal or death. In order to create a staggered board, the directors serving in Class A of the Board will serve for one year, and then will be up for re-election for a three year term at the 2008 annual meeting of stockholders, the directors serving in Class B of the Board will serve for two years, and then will be up for re-election for a three year term at the 2009 annual meeting of stockholders, and the directors serving in Class C of the Board will serve for three years, and then will be up for re-election for another three year term at the 2010 annual meeting of stockholders.

Directors are elected at the annual meeting of stockholders by a plurality of votes and a separate vote for the election of directors will be held at each annual meeting for each class of directors having nominees for election at such annual meeting. Director may resign at any time by delivering his/her resignation to the Chairman of the Board of Directors, such resignation to specify whether it will be effective at a particular time, upon receipt or at the pleasure of the Board of Directors (if no such specification is made, it shall be deemed effective at the pleasure of the Board of Directors), and when one or more directors resigns from the Board of Directors, effective at a future date, a majority of the directors then in office, including those who have so resigned, shall have power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective, and each director so chosen shall hold office for the unexpired portion of the term of the director whose place shall be vacated and until his/her successor shall have been duly elected and qualified. Any director may be removed by the affirmative vote of not less than eighty percent (80%) of the outstanding shares of the Company then entitled to vote, with or without cause, at any time, at a special or an annual meeting of stockholders, or by a written consent.

Information Regarding the Current Directors and Executive Officers

The following table lists the current members of the Board of Directors and their current positions with the Company. It also includes information about our executive officers who are not also directors. Our Board of Directors elects our executive officers. Biographical information for each director and officer is provided below.

Name	Age	Director / Officer
Abraham Keinan	58	Chairman of the Board of Directors, since our inception.
Guy Nissenson	33	Director, President and Chief Executive Officer since our inception.
Eyal J. Harish	55	Director, since December 19, 2002.
Shemer S. Schwartz	33	Director, since December 19, 2002, and is an independent director and a member of our Audit Committee and our Compensation Committee.
Itzhak Almog	69	Director, since May 18, 2006, and is an independent director and Chairman of our Audit Committee and our Nominating Committee.
Aviu Ben-Horrin	59	Director, since November 23, 2004, and is an independent director.
Israel Singer	59	Director, since December 28, 2006, and is an independent director and a member of our Audit Committee.
Morris Mansour	60	Director, since December 28, 2006, and is an independent director and Chairman of our Compensation Committee and a member of our Nominating Committee.
Niv Krikov	37	Principal Accounting Officer since May 9, 2007 and Treasurer and Chief Financial Officer since August 13, 2007.
Alon Mualem	40	Had been our Treasurer, Chief Financial Officer and Principal Accounting Officer since June 8, 2005 and until March 1, 2007.

Mr. Abraham Keinan has been our Chairman of the Board of Directors since our inception. Abraham Keinan founded Swiftnet in February 1990. Mr. Keinan has been the Chairman of the Board of Directors of Swiftnet since its inception. From 1991 to October 2003, Mr. Keinan was Swiftnet’s Managing Director. In or about January 2002, Mr. Keinan became a Director of Auracall. Mr. Keinan has been a Director of Xfone 018 since its inception in April 2004. In March 2005, Mr. Keinan became the Chairman of the Board of Directors of Xfone 018. Mr. Keinan has been a Director of Xfone USA since its inception in May 2004. Mr. Keinan has been a Director of Story Telecom since May 2006. Mr. Keinan has been a Director of Equitalk.co.uk. since July 2006. In February 2008, Mr. Keinan became a Director of NTS Communications. In 1975, Mr. Keinan received a Bachelor of Science Degree in Mechanical Engineering from Ben-Gurion University, Beer-Sheeva - Israel.

Mr. Guy Nissenson has been our President, Chief Executive Officer and Director since our inception. Mr. Nissenson joined Swiftnet in October 1999 and became a Director of Swiftnet in May 2000. He had been the Managing Director of Swiftnet from October 2003 until July 2006. In October 2002, Mr. Nissenson became a Director of Story Telecom. In or about January 2002, Mr. Nissenson became a Director of Auracall. Mr. Nissenson has been a Director of Xfone 018 since its inception in April 2004. Mr. Nissenson has been a Director of Xfone USA since its inception in May 2004. In March 2005, Mr. Nissenson became the Chairman of the Board of Directors of Xfone USA. Mr. Nissenson has been a Director of Equitalk.co.uk. since July 2006. In February 2008, Mr. Nissenson became a Director of NTS Communications and its Chairman of the Board. Mr. Nissenson was a marketing manager of RADA Electronic Industries Ltd. in Israel from May 1997 to October 1998. Mr. Nissenson was an audit and control officer with the rank of Lieutenant of the Israel Defense Forces - Central Drafting Base and other posts from March 1993 to May 1997. In July 2000, Mr. Nissenson received a Bachelor of Science Degree in Business Management from Kings College - University of London. In September 2001, Mr. Nissenson received a Master of Business Administration in International Business from Royal Holloway at the University of London in London, United Kingdom.

Dr. Eyal J. Harish has been a member of our Board of Directors since December 19, 2002. Dr. Harish has been a Director of Xfone 018 since its inception in April 2004. Dr. Harish had been a Director of Xfone USA from March 2005 until February 2008. From 1980 to present, Dr. Harish has been in his own private practice in Israel as a dentist. Prior to becoming a dentist, from 1974 to 1980, Dr. Harish was an Administration Manager with Consortium Holdings, an Israel based communications company. Dr. Harish is the brother-in-law of Mr. Keinan, our Chairman of the Board.

Mr. Shemer S. Schwartz has been a member of our Board of Directors since December 19, 2002, and is an independent director and a member of the Audit Committee and the Compensation Committee. Mr. Schwartz has been a Director of Xfone 018 since its inception in April 2004. Mr. Schwartz had been a Director of Xfone USA from March 2005 until February 2008. From March 2003 to present, Mr. Schwartz has been the co-founder and research and development expert of XIV Ltd., a data storage start up company located in Tel-Aviv, Israel. From November 2001 to March 2003, Mr. Schwartz has been an Application Team Leader of RF Waves, an Israel based high technology company in the field of wireless communication. From 1996 to 2001, Mr. Schwartz was a Captain in the Research and Development Center of the Israel Defense Forces Intelligence. In July 1995, Mr. Schwartz received a BS degree in Physics and Mathematics from the Hebrew University in Jerusalem. In September 2003, Mr. Schwartz received an MS degree in Computer science from the Tel-Aviv University in Tel-Aviv, Israel.

Mr. Itzhak Almog has been a member of our Board of Directors since May 18, 2006, and is an independent director and Chairman of the Audit Committee and the Nominating Committee. From 2002 to present, Mr. Almog is an independent business consultant, specializing in international marketing and management. From 1993 to 2002, Mr. Almog was the President and CEO of Comverge Control Systems Ltd., an Israel based start up company, which developed innovative solutions for Electric Utilities. From 1990 to 1993, Mr. Almog was the President of Tasco Electronic Services, Inc., a US based Hi-Tech company, specializing in Automatic Test machines for commercial and military Aviation. Mr. Almog was an officer with the rank of Rear Admiral in the Israel Defense Forces and served in various commanding posts in the Israeli Navy. In 1980 Mr. Almog received a BA in Modern Middle East History and Economics from the Tel Aviv University in Tel Aviv. In 1984 Mr. Almog received a Master of Business Administration from the Tel Aviv University in Tel Aviv.

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

Mr. Israel Singer has been a member of our Board of Directors since December 28, 2006, and is an independent director and a member of the Audit Committee since January 17, 2007. Mr. Singer is an elected member of the Ramat Gan City council. During 2006 Mr. Singer had been the managing director of the academic center “Raanana College” in Israel. During the years 2004-2005 Mr. Singer was a consultant to the Education Committee of the “Israeli Knesset” (the Israeli Parliament). From 1985 to 2003, Mr. Singer was the principal of the “Blich High School” in Ramat Gan. From 1992 to 1998 Mr. Singer was a member of the board of directors of Rada Electronic Industries Ltd. In 1973, Mr. Singer received a B.Sc. in Physics from the Tel Aviv University in Tel Aviv, Israel. In 1978, Mr. Singer received an M.Sc. in High - Energy Physics from the Tel Aviv University in Tel Aviv, Israel.

Mr. Morris Mansour has been a member of our Board of Directors since December 28, 2006, and is an independent director and the Chairman of the Compensation Committee and a member of the Nominating Committee.  Mr. Mansour has been a Director of Superderivatives, Inc., a leading company in developing and marketing options and derivatives pricing systems in forex, interest rates, commodities etc, since 2001. Since 2000 he has been a Director of Soffair Financial Services, a company engaged in investment, property and finance. From 1995 to 1999 Mr. Mansour was a financial advisor for several private companies which invested in hi-tech start-up companies, and property. From 1986 to 1988 and from 1993 to 1994, Mr. Mansour was Director and General Manager of “Le Shark Ltd.,” a major clothing brand in the United Kingdom. From 1980 to 1985, Mr. Mansour was the Credit Manager of Bank Hapoalim B.M. in the United Kingdom and a senior member of its Management Committee. In 1972, Mr. Mansour received a B.A. in Economics and International Relations from the Hebrew University in Jerusalem, Israel.

Mr. Niv Krikov has been our Vice President Finance since March 13, 2007, and our Principal Accounting Officer since May 9, 2007. On August 13, 2007, in accordance with a resolution of the Board of Directors of the Company, the Company elected Mr. Krikov, as its Treasurer and Chief Financial Officer. Following his election, Mr. Krikov no longer serves as Vice President Finance of the Company, but continues to serve as its Principal Accounting Officer. Prior to joining the Company, Mr. Krikov held the following financial and accounting positions: Corporate Controller of Nur Macroprinter Ltd., a publicly traded company (OTCBB: NURMF.PK) acting as a manufacturer of wide format digital printers, where Mr. Krikov was responsible, among other duties, for the preparation of all financial reports (2005 to March 2007); Controller and later Credit and Revenues Manager of Alvarion Ltd. (NASDAQ: ALVR) (2002 to 2005); Certified public accountant at the Israeli public accounting firm of Kost Forer Gabbay & Kasierer, an affiliate of the international public accounting firm Ernst & Young (1997 to 2001). Mr. Krikov holds a B.A. degree in Economics and Accounting from the Tel Aviv University and is licensed as a CPA in Israel. Mr. Krikov also holds a LL.M degree from the Faculty of Law at the Bar Ilan University.

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

Significant Employees

Barbara Baldwin, age 45, is President and Chief Executive Officer of Xfone USA, a position she was appointed to on February 28, 2008 replacing Wade Spooner, and is President and Chief Executive Officer of NTS Communications.  Ms. Baldwin was appointed to the Board of Directors of Xfone USA on February 28, 2008, and to the Board of Directors of NTS Communications on 1991.  She also serves in the following capacities of the following subsidiaries of NTS: Director and Managing Member of NTS Management Company, LLC; President of Communications Brokers, Inc.; Director and President of NTS Construction Company; President of Midcom of Arizona, Inc.; and Director and President of Garey M. Wallace, Inc.  Ms. Baldwin also serves as Director and President of NTS Properties, LC, a former subsidiary of NTS Communications, and a Director of NTS Holdings Incorporated.  She has been employed by NTS Communications since 1982, and has held a variety of positions with NTS Communications, including being directly responsible for sales and marketing, management information systems, customer service and account administration.  She has served as President of NTS Communications since 1994 and as President and CEO of NTS Communications since 2000. Ms. Baldwin holds a B.B.A. and an M.B.A. from Texas Tech University in Lubbock, Texas.

Brad Worthington, age 42, is Executive Vice President and Chief Operating Officer of NTS Communications.  Mr. Worthington was appointed to the Board of Directors of NTS Communications on 1994. Mr. Worthington received his B.S. Ed. From Southwest Texas State University in 1987 and his J.D. from Texas Tech University School of Law in 1990.  He is licensed to practice law in the State of Texas.  Mr. Worthington is a member of the State Bar of Texas, and the Lubbock County Bar Association and is admitted to practice in the Federal District Court for the Northern District of Texas.  Mr. Worthington served as General Counsel for NTS Communications from 1990 until 2000.  As General Counsel Mr. Worthington was responsible for advising senior staff on various legal and regulatory issues, preparation and review of contracts, contract and business negotiations.  Mr. Worthington was named Executive Vice President in 1994 and Chief Operating Officer in 2000.  Mr. Worthington also serves in the following capacities of the following subsidiaries of NTS: Director and Managing Member of NTS Management Company, LLC; Secretary of Communications Brokers, Inc.; Secretary of NTS Construction Company; Secretary of Midcom of Arizona, Inc.; and Director and Secretary of Garey M. Wallace Company, Inc.  Mr. Worthington also serves as Director and Vice President of NTS Properties, LC, and Director of NTS Holdings Incorporated.

Jerry E. Hoover, age 59, is Executive Vice President, Treasurer and Chief Financial Officer and NTS Communications. Mr. Hoover graduated from Texas Tech University in 1971 and shortly afterward began a career in public accounting.  Mr. Hoover has been a Certified Public Accountant for over 30 years and for the last 20 years has worked with accounting issues unique to the telecommunications industry.  In addition, he has also taught accounting, taxation, and auditing at the university level.  Mr. Hoover was a principal in a major Lubbock accounting firm where he began doing work for NTS Communications in 1984.  He joined NTS Communications on an in-house basis in 1994 as Executive Vice President and Treasurer, and was named Chief Financial Officer in 2000.  Mr. Hoover also serves in the following capacities of the following subsidiaries of NTS: Director  and Manager of NTS Management Company, LLC; Treasurer of Communications Brokers, Inc.; Treasurer of NTS Telephone Company, LLC; Treasurer of Midcom of Arizona, Inc.; and Treasurer of Garey M. Wallace Company, Inc.  Mr. Hoover also serves as the Sole Manager of NTS Telephone Company, LLC; Director and Secretary Treasurer of NTS Properties, LC, and as Director of NTS Holdings Incorporated.

Mr. John Mark Burton, 43 years of age, was appointed as the Managing Director of Swiftnet at the completion of the acquisition of Equitalk.co.uk on July 3, 2006. He founded Equitalk.co.uk, the UK’s first fully automated e-telco, in 2000 and has been serving as its Managing Director since then. On August 3, 2006, Mr. Burton was appointed to the Board of Directors of Swiftnet. On August 7, 2006, Mr. Burton was elected as a Chairman to the Board of Directors of Story Telecom, Inc. and Story Telecom Limited (collectively, "Story Telecom"), and on March 31, 2008 he was appointed as Story Telecom's Managing Director. On August 14, 2007, Mr. Burton was appointed as Managing Director and appointed to the Board of Directors of Auracall. Prior to founding Equitalk, Mr. Burton founded Nexus Telecom Limited in 1995. Under his leadership as Managing Director, Nexus designed an award-winning server-based soft switch that gained UK Regulatory and IBM Approval. Prior to Nexus, Mr. Burton worked as Business Development Manager for Griffin International (a telecom messaging company). He has also served as R&D Manager at Nortel Networks with responsibility for engineers in the UK, US and Far East designing a next generation, open architecture PBX. Mr. Burton is a graduate of the University of Liverpool where he earned a BEng degree in Electronic Engineering. He holds an MBA from Cranfield School of Management and a CEng MIEE designation from the Institute of Electrical Engineers.  He is a Member of the British Institute of Directors.

Mr. Roni Haliva, 42 years of age, was appointed as the Managing Director of our Israel based subsidiary, Xfone 018, on August 26, 2007. Mr. Haliva has over 20 years of experience in the telecommunication market. During the last two years, he was Senior Vice President of Bezeq International Ltd., a leading telecommunication services provider in Israel. Prior to this position, he established the marketing and sales division of Malam Group, one of the major IT service providers in Israel, and served as Senior Vice President with overall responsibility for the business development, marketing & sales of the company. Prior to Malam, Mr. Haliva worked as VP Marketing and Sales for Siemens Israel, which is the Regional Company representing the global Siemens conglomerate in Israel. He has also served in various managerial duties in Bezeq, the local exchange carrier in Israel. Mr. Haliva received a Bsc. degree in computers engineering from the Technion (The Israel Institute of Technology). He also holds an MBA from the Ben Gurion University in Israel.

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

Mr. Iddo Keinan, son of Mr. Abraham Keinan, our Chairman of the Board, has been employed by our wholly owned UK based subsidiary, Swiftnet Limited since 1998.

Mr. Guy Nissenson, our President, Chief Executive Officer, and Director, and other members of the Nissenson family own and control Campbeltown Business Ltd., our major shareholder and a former consultant.

Mr. Haim Nissenson, father of Mr. Guy Nissenson, President, Chief Executive Officer, and Director is the Managing Director of Dionysos Investments (1999) Ltd., our consultant. Dionysos Investments is owned and controlled by certain members of the Nissenson family, other than Guy Nissenson.

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

Board Independence

The Company applies the standards of the American Stock Exchange, the stock exchange upon which the Company’s Common Stock is listed in the U.S., for determining the independence of the members of its Board of Directors and Board committees. The Board has determined that the following directors are independent within these rules: Shemer S. Schwartz, Itzhak Almog, Aviu Ben-Horrin, Israel Singer and Morris Mansour.

Committees of the Board of Directors

We have an Audit Committee that was formed in a November 24, 2004 Board of Directors meeting. The Audit Committee is composed of three directors: Messrs. Almog, Schwartz and Singer (all three are considered independent directors). Mr. Almog who satisfies the “financial sophistication” requirement was appointed as the Chairman of the Audit Committee. The Audit Committee makes decisions regarding our audit, the appointment of auditors, and the inclusion of financial statements in our periodic reports. Issues regarding our 2004 Stock Option Plan and 2007 Stock Incentive Plan are decided by the entire Board of Directors, including the members of the Audit Committee.
The Audit Committee is governed by a charter which was originally adopted on November 24, 2004. On January 28, 2008, in accordance with its responsibility to annually review the adequacy of its charter, the Audit Committee and the Board approved amendments to the charter to update it to comply with rules and regulations applicable to the Company that have changed since the charter was last reviewed and to make certain technical, clarifying and non-substantive changes. A copy of the Committee’s charter as amended is available on the Company’s website, at www.xfone.com.

During fiscal 2007, the Company’s Audit Committee held 6 physical and telephonic meetings. The Audit Committee also approved certain actions by unanimous written consent. All incumbent directors serving on the Audit Committee attended, either in person or via telephone, at least 75% of all meetings of the Audit Committee that were held in fiscal 2007 during the period in which they served on the committee, with the exception of Mr. Singer, who attended 50% of such meetings.

In addition, we have a Nominating Committee of our Board of Directors, which was established by our Board on December 30, 2007. The primary functions of the Nominating Committee are to assist the Board by identifying individuals qualified to become Board members, to recommend to the Board the director nominees for the Company’s annual meetings of shareholders, and to recommend to the Board director nominees for each Board committee. The Nominating Committee is comprised of at least two members satisfying the independence requirements of the U.S. Securities and Exchange Commission and the American Stock Exchange. Messrs Itzhak Almog (Chairman) and Morris Mansour were appointed by the Board as members of the Nominating Committee, to serve in such capacities until their resignation, retirement, removal by the Board, or until their successors are appointed.

The Nominating Committee is governed by a charter which was adopted by the Board on December 30, 2007. A copy of the charter of the Nominating Committee is available on the Company’s website, at www.xfone.com.

On December 30, 2007, our Board of Directors also established a Compensation Committee. The Compensation Committee was created to assist the Board in the discharge of its responsibilities with respect to the compensation of the Company’s directors and officers. The Compensation Committee is comprised of at least two members satisfying the independence requirements of the U.S. Securities and Exchange Commission and the American Stock Exchange. In addition, each member of the Compensation Committee is required to be a “nonemployee director,” within the meaning of Rule 16b-3 issued by the SEC, and an “outside director,” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. Messrs Morris Mansour (Chairman) and Shemer S. Schwartz were appointed by the Board as members of the Nominating Committees, to serve in such capacities until their resignation, retirement, removal by the Board, or until their successors are appointed

The Compensation Committee is governed by a charter which was adopted by the Board on December 30, 2007. A copy of the charter of the Compensation Committee is available on the Company’s website, at www.xfone.com.

Audit Committee financial expert

Mr. Itzhak Almog who satisfies the “financial sophistication” requirement is the Audit Committee financial expert as defined by Item 407(d)(5) of Regulation S-B of the Securities Exchange Act of 1934, as amended, and the Chairman of the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our common stock must report on their ownership of the common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2007, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

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

The Code was previously filed on the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2006, and is also available on our website at www.xfone.com.

ITEM 10.	Executive Compensation

Summary Compensation

The following table summarizes all compensation received for services rendered to the Company during the two fiscal years ended December 31, 2007 by our Chief Executive Officer and two other executive officers other than our Chief Executive Officer who were serving as our executive officers at December 31, 2007 (collectively, our “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Non-qualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion(10) ($)	Total ($)
Abraham Keinan, Chairman of the Board	2007	96,043(1)				254,350(2)		18,796(3)	369,189
	2006	94,032(1)	–	–	–	100,710(4)	–	35,920(3)	230,662
Guy Nissenson, President, CEO, and Director	2007	96,043(5)				242,490(6)		31,294 (7)	338,533
	2006	94,032(5)	–	–	–	163,381(8)	–	26,341(7)	283,754
Niv Krikov, Treasurer, CFO and Principal Accounting Officer (9)	2007	76,030	3,650	–	–	–	–	–	79,680
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)
Salary paid to Mr. Keinan by our U.K. based wholly owned subsidiary, Swiftnet Limited, in connection with his employment as Chairman of the Board. Mr. Keinan has been the Chairman of the Board of Directors of Swiftnet since its inception in 1990. The amount shown in the table above for 2006 was paid in British Pound Sterling (£48,000) and has been translated into U.S. dollars for convenience purposes using the rate of exchange of the U.S. dollar at December 31, 2006. The representative rate of exchange of the £ at December 31, 2006 was £1 = $1.959. The amount shown in the table above for 2007 was paid in British Pound Sterling (£48,000) and has been translated into U.S. dollars using the average rate of exchange of the U.S. dollar during 2007. The average rate of exchange of the £ during 2007 was £1 = $2.001.

(2)
Pursuant to a Company’s Board of Directors’ resolution dated December 25, 2006, on March 28, 2007, the Company and Mr. Keinan entered into a consulting agreement, effective as of January 1, 2007 (the “Keinan Consulting Agreement”). The Keinan Consulting Agreement provides that Mr. Keinan shall render the Company advisory, consulting and other services in relation to the business and operations of the Company (excluding its business and operations in the United Kingdom). In consideration of the performance of the Services pursuant to the Keinan Consulting Agreement, the Company agreed to pay Mr. Keinan a monthly fee of £10,000 ($19,987) (the “Fee”). Mr. Keinan invoices the Company at the end of each calendar month, and the Company make the monthly payments immediately upon receipt of such invoices.  The amount shown reflects payments to Mr. Keinan pursuant to the Keinan Consulting Agreement.

(3)
The amount shown for 2006 reflects airfare expenses incurred by the Company for the travels of Mr. Keinan’s wife and payments for a leased car for Mr. Keinan’s use during 2006. The amount shown for 2007 reflects payments for a leased car for Mr. Keinan’s use in 2007.

(4)
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

(5)
Salary paid to Mr. Nissenson by our U.K. based wholly owned subsidiary, Swiftnet, in connection with his employment as Director of Business Development. Mr. Nissenson joined Swiftnet in October 1999 and became a member of its Board of Directors in May 2000. Mr. Nissenson had been the Managing Director of Swiftnet from October 2003 until July 2006. The amount shown in the table above for 2006 was paid in British Pound Sterling (£48,000) and has been translated into U.S. dollars for convenience purposes using the rate of exchange of the U.S. dollar at December 31, 2006. The representative rate of exchange of the £ at December 31, 2006 was £1 = $1.959. The amount shown in the table above for 2007 was paid in British Pound Sterling (£48,000) and has been translated into U.S. dollars using the average rate of exchange of the U.S. dollar during 2007. The average rate of exchange of the £ during 2007 was £1 = $2.001.

(6)
Pursuant to a Company’s Board of Directors’ resolution dated December 25, 2006, on March 28, 2007, the Company and Mr. Nissenson entered into a consulting agreement, effective as of January 1, 2007 (the “Nissenson Consulting Agreement”). The Nissenson Consulting Agreement provides that Mr. Nissenson shall render the Company advisory, consulting and other services in relation to the business and operations of the Company (excluding its business and operations in the United Kingdom). In consideration of the performance of the Services pursuant to the Nissenson Consulting Agreement, the Company agreed to pay Mr. Nissenson a monthly fee of £10,000 ($19,987) (the “Fee”). Mr. Nissenson invoices the Company at the end of each calendar month, and the Company makes the monthly payments immediately upon receipt of such invoices.  The amount shown reflects payments to Mr. Nissenson pursuant to the Nissenson Consulting Agreement.

(7)	The amount shown in the table above reflects airfare expenses incurred by the Company for the travels of Mr. Nissenson’s wife during 2006 and 2007.

(8)
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

(9)
Mr. Niv Krikov has been our Vice President Finance since March 13, 2007, and our Principal Accounting Officer since May 9, 2007. On August 13, 2007, in accordance with a resolution of the Board of Directors of the Company, the Company elected Mr. Krikov as its Treasurer and Chief Financial Officer. Following his election, Mr. Krikov no longer serves as Vice President Finance of the Company, but continues to serve as its Principal Accounting Officer.

(10)
The Company acknowledges that on several occasions, consultants may be required to travel frequently for a long duration around the world. Therefore, in order to enable the consultants’ spouses to accompany them on certain lengthy trips for a normal family life, the Company bears travel expenses for the consultants’ spouses.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table sets forth certain information concerning option awards and stock awards held by our Named Executive Officers as of December 31, 2007. Our Named Executive Officers did not hold any stock awards as of December 31, 2007.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercis-able	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exer-cise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Abraham Keinan	1,500,000(1)	–	–	3.50	Nov. 24, 2010	–	–	–	–
Guy Nissenson	1,500,000(1)	–	–	3.50	Nov. 24, 2010	–	–	–	–
Niv Krikov	–	–	–	–	–	–	–	–	–

(1)	These options were granted on November 24, 2004, vested in full on November 24, 2005, and will expire on November 24, 2010.

Employment Agreements; Termination of Employment and Change-in-Control Arrangements

Executive Officers

The employment arrangements of Mr. Abraham Keinan, our Chairman of the Board, and Mr. Guy Nissenson, our President, Chief Executive Officer, and Director, are described in detail under the section captioned “Certain Relationships and Related Transactions and Director Independence” of this Annual Report.

Effective August 13, 2007, in accordance with Board resolutions of the same date, the Company elected Mr. Niv Krikov, its Vice President Finance and Principal Accounting Officer, as the Company’s Treasurer and Chief Financial Officer. Following his election, Mr. Krikov no longer serves as Vice President Finance of the Company. For holding the positions of Treasurer, Chief Financial Officer and Principal Accounting Officer, Mr. Krikov is entitled to the following employment terms: A monthly gross salary of 33,000 NIS (approximately $9,378) (the “Salary”); Executive insurance - the Company allocates 13.3% of the Salary (8.3% for severance payments and 5% for remuneration), and Mr. Krikov allocates 5% of the Salary. The insurance includes a loss of working capacity coverage (up to 2.5%) that is paid by the Company; Continuing education fund - the Company allocates 7.5% of the Salary and Mr. Krikov allocates 2.5% of the Salary; Company car, including fuel expenses; Company mobile phone; 19 days of paid vacation per each employment year. The timing of the vacation will be coordinated with the Company’s Chief Executive Officer. Recuperation payments as provided by the applicable collective agreement in Israel. Mr. Krikov will be granted options to purchase a certain amount of the Company’s shares of common stock, as to be recommended by the Chief Executive Officer of the Company and approved of the Board of Directors. Such options are intended to be granted under and subject to the Company’s 2007 Stock Incentive Plan. The Company and Mr. Krikov may terminate the employment of Mr. Krikov with the Company upon 30 days prior notice. Mr. Krikov is based at the Company’s subsidiary’s executive offices in Israel.

Significant Employees

Barbara Baldwin, Jerry Hoover and Brad Worthington

NTS Communications, Inc. ("NTS") entered into Employment Agreements with each of Barbara Baldwin, who, prior to our acquisition of NTS, served as NTS’ President and CEO, Jerry Hoover, who, prior to our acquisition of NTS, served as NTS’ Executive Vice President - Chief Financial Officer, and Brad Worthington, who, prior to our acquisition of NTS, served as NTS’ Executive Vice President - Chief Operating Officer (each an “NTS Officer,” and collectively the “NTS Officers”). The Employment Agreements provide for continued employment of the NTS Officers with NTS in their respective capacities, and are for five-year terms each, effective as of February 26, 2008.

The Employment Agreements provide for initial annual salaries for Ms. Baldwin of $273,000, and $243,840 for each of Messrs. Hoover and Worthington, and annual salaries (not less than the NTS Officer’s respective initial annual salary) to be determined by NTS’ Board of Directors for each year of employment thereafter. In addition, the NTS Officers are entitled to one-time signing bonuses in the amount of $500,000 for Ms. Baldwin and $243,840 for each of Messrs. Hoover and Worthington on the effective date of the Employment Agreements.

Pursuant to the terms of the Employment Agreements, the NTS Officers were granted the following stock option awards under the Company’s 2007 Stock Incentive Plan on February 26, 2008: Ms. Baldwin was granted options to purchase 250,000 shares of the Company’s Common Stock, and each of Messrs. Hoover and Worthington was granted options to purchase 400,000 shares of the Company’s Common Stock. Each option is immediately exercisable, expires five years from the grant date, and has an exercise price of $2.794, which is 10% over the average closing price of the Company’s Common Stock for the ten trading days immediately preceding August 22, 2007, the execution date of the Purchase Agreement. Additionally, the Employment Agreements provide that at the end of each NTS Officer’s second year of his or her employment, he or she will be granted options to purchase 267,000 shares of the Company’s Common Stock, which will be immediately exercisable at $5.00 per share, and will expire five years from such grant date.

The Employment Agreements may be terminated upon the death of the NTS Officers, for cause (immediately upon notice from NTS to the NTS Officer), for good reason (following thirty days’ prior notice from NTS to the NTS Officer), for any reason other than for good reason, or upon the disability of the NTS Officer, each as defined in the Employment Agreements. The NTS Officers are entitled to the following payments upon such termination:

1.
If the NTS Officer terminates the Employment Agreement for good reason, NTS will pay the NTS Officer his or her salary for the remainder of the employment term, except that if the NTS Officer obtains other employment during that time, such salary payments will be reduced by the amount received with respect to such other employment.

2.
If the NTS Officer terminates his employment for any reason other than for good reason, the NTS Officer will be entitled to receive his or her salary only through the date such termination is effective, and any unexercised vested options to purchase the Company’s Common Stock and rights to receive any additional options to purchase the Company’s Common Stock shall be cancelled.

3.
If NTS terminates the Employment Agreement for cause, the NTS Officer will be entitled to receive his or her salary through the date such termination is effective, and any options for the Company’s Common Stock issued in any year subsequent to Employment Year 1 shall be cancelled.

4.
If the Employment Agreement is terminated because of the NTS Officer’s death, the NTS Officer will be entitled to receive his or her salary through the end of the calendar month in which his or her death occurs, and any right to receive any additional options to purchase the Company’s Common Stock shall be cancelled.

5.
If the Employment Agreement expires after the performance of the full term and NTS and the NTS Officer cannot agree on the terms for an extension of the Employment Agreement or a new employment agreement to replace the Employment Agreement, and the NTS Officer terminates employment, then the NTS Officer will be entitled to receive as severance pay his or her salary for a period of three (3) months following the date of such termination.

6.
If the Employment Agreement is terminated by either party as a result of the NTS Officer’s disability, NTS will pay the NTS Officer his or her s alary through the remainder of the calendar month during which such termination is effective and any right to receive any additional options for the Company’s Common Stock shall be cancelled.

In the event of any termination of employment by the NTS Officers for any reason other than death, disability or for good reason, the NTS Officers have agreed to pay to NTS the following amounts as liquidated damages:

Employment Year during which such termination occurs:	Ms. Baldwin	Mr. Hoover	Mr. Worthington
Year 1	$773,000	$487,680	$487,680
Year 2	$618,400	$390,144	$390,144
Year 3	$463,800	$292,608	$292,608
Year 4	$309,200	$195,072	$195,072
Year 5	$154,600	$97,536	$97,536

The NTS Officers are permitted to participate in such life insurance, hospitalization, major medical, and other executive benefit plans of NTS that may be in effect from time to time. However, the NTS Officers’ accrual of, or participation in plans providing for, such benefits will cease on the effective date of the termination of the Employment Agreement, and the NTS Officer will be entitled to accrued benefits pursuant to such plans only as provided in such plans.

The NTS Officers have also agreed to confidentiality and non-disclosure of confidential information during and following the employment period, as well as customary non-competition and non-interference for the greater of (i) 5 years from the date of the Employment Agreement or (ii) the employment period and for a period of two (2) years following the date that the employment ends.

The Employment Agreements also provide piggyback registration rights for the NTS Officers from the effective date of the Employment Agreement through the expiration or termination of the Employment Agreements, to register for resale the shares of the Company’s Common Stock they own as a result of exercising any of the options granted pursuant to the Employment Agreements. The Company will pay the registration expenses with respect to such piggyback registrations.

John Mark Burton

A July 3, 2006 Service Agreement between the Company, Swiftnet Limited and John Mark Burton (otherwise known as “Executive” in the service agreement), the Managing Director of our UK based subsidiaries, Swiftnet, Equitalk.co.uk, Auracall, and Story Telecom, provides for an employment term for Mr. Burton for an indefinite period, terminable by either party giving to the other three months notice, if given during the first six months of the agreement, and thereafter, Swiftnet must provide Mr. Burton with no less than six months notice, and Mr. Burton must provide Swiftnet with no less than three months written notice, to terminate the agreement.

The agreement provides that Mr. Burton is entitled to a salary at a rate of 70,000 pounds (approximately $139,912) per year, inclusive of any directors’ fees payable to him, payable by equal monthly installments in arrears on the last day of each month. In addition, Mr. Burton is entitled to bonus compensation as follows:

1
Within fourteen (14) days from the date of this agreement, the Company will grant the Executive, under its 2004 Stock Option Plan, 300,000 options for restricted shares of its common stock, at a strike price of $3.50 per share. Such options shall vest as follows: 75,000 options on the first anniversary of this agreement and 18,750 each quarter thereafter during which he is employed by Swiftnet. Such options may be exercised at any time before the tenth anniversary of the date of the agreement.

2	On or before 31 August 2006, the Executive will be paid a bonus of £4,000 if he has produced a business plan that the Board approves for execution in writing.

3
On or before 31 October 2006, the Executive will be paid a bonus equal to twelve per cent (12%) of the revenues referable for the month of September 2006 from former customers of Equitalk, which have transferred to Swiftnet and whose CLIs and other details have been entered into Swiftnet’s system and set up so as to ensure that their calls are routed by means of Swiftnet’s switch by 30 September 2006. If such former customers have not paid in relation to such revenues by 31 December 2006, then the Executive shall repay to Swiftnet within thirty (30) days, the portion of the bonus that relates to the non-collected revenues.

4
If the share capital of Swiftnet, the Company or any Associated Company of either is admitted to a recognized investment exchange in the United Kingdom (a “Listing”) at any time during the course of the Executive’s employment, the Executive will be paid a bonus of one point thirty three per cent (1.33%) of the amount raised on such a Listing. Such bonus will be subject to any applicable law and appropriate approvals from the American Stock Exchange, SEC and/or UK Recognized Stock Exchange and shall be paid as soon as reasonably practicable following the date of the Listing by way of the grant of options or warrants (exercisable at any time within 5 years of the date of grant subject to any lock-in periods agreed as part of the Listing process) exercisable into restricted shares of common stock of the Company. Such options or warrants will be priced at the issue price of the Listing, according to the Black Scholes option - pricing model, with a volatility of ninety per cent (90%).

5
If Swiftnet, the Company or any Associated Company acquires the shares, assets of undertaking of any company or business in the United Kingdom (an “Acquisition”) at any time during the course of the Executive’s employment, the Executive will be paid a bonus of one point thirty three per cent (1.33%) of the value of the Acquisition. Such bonus will be subject to any applicable law and appropriate approvals from the American Stock Exchange and/or SEC and shall be paid as soon as reasonably practicable following the date of the Acquisition and may be satisfied by Swiftnet by procuring that the Company allots restricted shares of common stock to the Executive to the value of such bonus.

6
On or before 31 August 2006, the Executive and Swiftnet will agree a bonus scheme linked to his individual performance. An on-target bonus of £4,000 per month will be payable for each month, such targets to be set so as to reward the Executive for improving the profitability and revenue of Swiftnet, whilst giving him a realistic chance of reaching them. The bonus will be paid monthly in arrears and there shall be no entitlement to receive any bonus once the Executive’s employment has terminated. The Executive and the Company will agree a formula to pay the Executive a reduced bonus if targets are not met and an increased bonus if targets are exceeded.

7
The Executive is entitled to the same piggyback registration rights with respect to the securities of the Company allotted to the Executive under the service agreement, as those enumerated in Clause 3.5 and Schedule 13 of the May 25, 2006 Agreement to purchase Equitalk.co.uk.

The service agreement further provides for payment of a sum equal to 7.5% of the Executive’s salary for way of a contribution to his personal pension scheme, and provides for medical insurance, a company car, reimbursement for reasonable business expenses, customary ancillary benefits. Mr. Burton has agreed to preserve all confidential and proprietary information relating to Swiftnet’s business during and after the term of his employment, and he has also agreed to a non-competition provision that is in effect during the term of his employment and for a period of 6 months after termination, and a non-solicitation provisions that is in effect during the term of the service agreement and for a period of 1 year after termination.

Swiftnet may at any time and in its absolute discretion (whether or not any notice of termination has been given by Swiftnet) terminate the service agreement with immediate effect and make a payment in lieu of notice, for termination under certain circumstances. This payment shall comprise the Executive’s basic salary (at the rate payable when this option is exercised) and any bonus, pension contributions or any other benefits and shall be subject to deductions for income tax and national insurance contributions as appropriate (the “Payment in Lieu”). The Executive will not, under any circumstances, have any right to payment in lieu unless the Company has exercised its option to pay in lieu of notice. The Payment in Lieu may, at Swiftnet’s sole discretion, be made at the date that the termination of the Executive’s employment is effected by Swiftnet. During any such period the Executive is required to keep Swiftnet informed on a monthly basis as to his earnings and the Executive agrees that Swiftnet may deduct any monies he earns as a consultant or employee during that period from the Payment in Lieu.

Swiftnet may also suspend the Executive for up to ninety (90) days on full pay to allow it to investigate any complaint made against the Executive in relation to his employment with Swiftnet.

On July 11, 2006, and in conjunction with his service agreement, the Company’s Board of Directors approved the grant of 300,000 options, under and subject to its 2004 Stock Option Plan, to Mr. Burton. The options are convertible on a one to one basis into restricted shares of our common stock, at an exercise price of $3.50, and have a term of ten years. The vesting of the options will be over a period of 4 years as follows: 75,000 options were vested on July 3, 2007. Thereafter, 18,750 options are vested every 3 months for the following 3 years.

Roni Haliva

An employment contract dated August 26, 2007 (the “Contract”) between Xfone 018 Ltd., our majority-owned Israel based subsidiary, and Roni Haliva, its General Manager, provides that Mr. Haliva will be paid a base salary of NIS 36,000 (approximately $10,230) per month, and will also be entitled to annual bonus payments which will be determined based upon Xfone 018’s achievement of certain performance targets related to its annual budget (the “Targets”) as proposed by Mr. Haliva and fixed by Xfone 018’s Board of Directors annually.

Mr. Haliva also was paid a budget preparation bonus of NIS 6,000 (approximately $1,777) for the months of September, October and November of 2007. The Contract also provides for allocations to a pension plan and continuing education fund for Mr. Haliva’s benefit, as well as the receipt of convalescent pay, payments in connection with a sale of Xfone 018’s shares or business under certain circumstances, use of a company car, and other customary ancillary benefits. Mr. Haliva has agreed to preserve all confidential and proprietary information relating to Xfone 018’s business during and after the term of his employment, and he has agreed to non-competition and non-solicitation provisions that are in effect during the term of the Contract and for one year thereafter.

Mr. Haliva will also be entitled to receive the following number of options to purchase shares of the Company’s Common Stock under the Company’s 2007 Stock Incentive Plan. The options are described in Appendix A to the Contract, which was approved by the Company’s Board of Directors and entered into by the Company on August 26, 2007:

1)
Within 30 days of adoption of the 2007 Stock Incentive Plan, Mr. Haliva will be granted options to purchase 300,000 shares of Common Stock, at an exercise price of $3.50 per share, of which (i) options to purchase 75,000 shares will be exercisable after 12 months have elapsed from the commencement of his employment, but not before the qualifying date (the “First Exercise Date”); and (ii) options to purchase 18,750 shares will be exercisable at the end of every 3 month period, beginning after 3 months have elapsed from the First Exercise Date.

2)
At the end of each calendar year between 2008 and 2011, and upon the achievement by Xfone 018 100% of its Targets for each such year, Mr. Haliva will be granted options to purchase 25,000 shares of the Registrant’s Common Stock under the 2007 Stock Incentive Plan, for an exercise price of $3.50 per share, which will be exercisable 30 days after the Registrant publishes its annual financial statements for such year.

All options will expire 120 days after termination of Mr. Haliva’s employment with Xfone 018.

The Contract may be terminated by either party at any time, upon 120 days prior written notice during the first year of Mr. Haliva’s employment, and upon 180 days prior written notice during the second year of employment and thereafter.

Bosmat Houston

The employment agreement dated January 1, 2000, as amended from time to time through salary review letters, between Swiftnet Limited and Bosmat Houston, Research and Development Manager, provides for employment for an unspecified term on an “at will” basis. Either Swiftnet of Ms. Houston may terminate the agreement upon three-months written notice; however, if Ms. Houston is in violation of the agreement, Swiftnet may terminate her employment without notice. The agreement provides that Ms. Houston be paid an annual salary of £54,000 (approximately $107,932) payable monthly on the first day of each month. Ms. Houston has agreed to preserve all confidential and proprietary information relating to the company’s business during and for a period of 3 years after the term of her employment. She has also agreed to non-competition provision for a period of one year after termination of the agreement.

On February 6, 2005, Ms. Houston was granted options to purchase 150,000 shares of the Company’s Common Stock under the 2004 Stock Option Plan at an exercise price of $3.50 per share, vesting over a period of 4 years as follows: 25% of the options are vested after a year from the date of grant. Thereafter, 1/16 of the options are vested every 3 months for the following 3 years. The options expire 5.5 years from the date of grant.

Director Compensation for 2007

 Compensation for Board Services and Reimbursement of Expenses

The Company does not compensate Directors who also serve as executive officers of the Company for their services on the Board. During fiscal 2007, the Company compensated all its non-employed Directors for participation at meetings of the Board and Committees of the Board as follows: (a) $250 - for physical participation at each meeting of the Board or Committee of the Board; plus (b) $100 - for participation via the telephone at each meeting of the Board or Committee of the Board. In addition, the Company reimbursed its non-employed Directors for expenses incurred in connection with Board services. These expenses are reviewed and pre-approved by the President of the Company.

The following table reflects all compensation awarded to, earned by or paid to the Company’s Directors for the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Options Awards ($)(9)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Abraham Keinan(2)	–	–	–	–	–	–	–
Guy Nissenson(2)	–	–	–	–	–	–	–
Eyal J. Harish(3)	1,250	–	–	–	–	–	450
Shemer S. Schwartz(4)	3,600	–	–	–	–	–	1,100
Itzhak Almog(5)	5,200	–	18,633	–	–	–	23,833
Aviu Ben-Horrin(6)	2,450	–	–	–	–	–	1,150
Israel Singer(7)	1,250	–	15,081	–	–	–	16,331
Morris Mansour(8)	1,250	–	15,081	–	–	–	16,331

(1)	These amounts were paid on February 11, 2008.

(2)
The Company does not compensate Directors who also serve as executive officers for their services on the Board. Accordingly, Mr. Keinan and Mr. Nissenson did not receive any compensation for their service on the Company’s Board during fiscal 2007.

(3)	As of December 31, 2007, Mr. Harish held 75,000 options, fully exercisable at an exercise price of $3.50 and with expiration date of November 24, 2010.

(4)	As of December 31, 2007, Mr. Schwartz held 75,000 options, fully exercisable at an exercise price of $3.50 and with expiration date of November 24, 2010.

(5)	As of December 31, 2007, Mr. Almog held 25,000 options, fully exercisable at an exercise price of $3.50 and with expiration date of October 30, 2012.

(6)	As of December 31, 2006, Mr. Ben-Horrin held 25,000 options, fully exercisable at an exercise price of $3.50 and with expiration date of November 24, 2010.

(7)
As of December 31, 2007, Mr. Singer held 20,000 options, which will vest in full on June 5, 2008, one year from grant date, are exercisable at an exercise price of $3.50, and will expire on June 5, 2013.

(8)
As of December 31, 2007, Mr. Mansour held 20,000 options, which will vest in full on June 5, 2008, one year from grant date, are exercisable at an exercise price of $3.50, and will expire on June 5, 2013.

(9)
The amount shown in the table reflects the dollar amount recognized for fiscal 2007 financial statement reporting purposes of the outstanding stock options granted to the directors in accordance with FAS 123R.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth, as of March 28, 2008, certain information with respect to the beneficial ownership of our Common Stock by each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement which could result in a change in control of our company.

The following table assumes, based on our stock records, that there are 18,434,820 shares issued and outstanding as of March 28, 2008. The following table sets forth the ownership of our Common Stock as of the date of this Annual Report by: stockholder known by us to own beneficially more than 5% of our common stock; executive officer; director; and directors and executive officers as a group.

Title of Class	Name, Title & Address of Beneficial Owner	Amount of Beneficial Ownership	Nature of Ownership	Percent of Class
Common	Abraham Keinan(1)(3) Chairman of the Board 4 Wycombe Gardens London NW11 8AL United Kingdom	4,878,000	Direct	24.47%
Common	Guy Nissenson(2)(3) President, Chief Executive Officer, and Director, 3A Finchley Park London N12 9JS United Kingdom	2,703,500	Direct/Indirect	13.56%
Common	Eyal J. Harish(4) Director 18 Bloch St. Tel Aviv, Israel	90,000	Direct	0.49%
Common	Shemer S. Schwartz(5) Director 5 Israel Galili St. Kefar Saba, Israel	75,000	Direct	0.41%
Common	Aviu Ben-Horrin(6) Director 40 Jabotinski St. Kefar Sava, Israel	25,000	Direct	0.14%
Common	Itzhak Almog(7) Director 7/A Moledet St. Hod Hasharon, Israel	25,000	Direct	0.14%
Common	Morris Mansour(8) Director 31 Tenterden Gardens London NW4 1TG, United Kingdom	0	Direct	0.00%
Common	Israel Singer(9) Director 63 Ben Eliezer St. Ramat Gan, Israel	0	Direct	0.00%
Common	Directors and Executive Officers as a group (8 persons)	7,836,500	Direct	36.15%

Common	Scott Richard L(10) 700 11th street South, Suite 101 Naples, FL 34102	2,800,000	Indirect	14.56%
Common	Gagnon Securities LLC(11) 1370 Ave. of the Americas, Suite 2400 New York, NY 10019	3,206,450	Direct	16.93%

(1)
Until June 23, 2004, Abraham Keinan indirectly held 1,302,331 shares of our common stock through Vision Consultants Limited, a Nassau, Bahamas incorporated company that is 100% owned by Mr. Keinan. On June 23, 2004, the shares held by Vision Consultants Limited were transferred to Mr. Keinan as an individual. In addition, certain stockholders provided Mr. Keinan and Mr. Nissenson with irrevocable proxies representing a total of 6.02% of our common stock. On November 24, 2004, our board of directors issued 1,500,000 options to Mr. Keinan on the following terms: Option exercise price - $3.5, vesting date - 12 month from the date of grant, expiration date - 5 years from the vesting date. Mr. Keinan’s 4,878,000 shares of common stock include 1,500,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.

(2)
Guy Nissenson, our President, Chief Executive Officer, and Director, has indirect beneficial ownership of 1,203,500 shares of our common stock and direct beneficial ownership of 1,500,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report. In addition, certain stockholders provided Mr. Nissenson and Mr. Keinan with irrevocable proxies representing a total of 6.02% of our common stock. To the extent that we issue any shares to Abraham Keinan, Campbeltown Business Ltd. has the right to purchase or acquire such number of our shares on the same terms and conditions so that the relative percentage ownership of Abraham Keinan and Campbeltown Business Ltd. remains the same. On November 24, 2004, our board of directors issued 1,500,000 options to Mr. Nissenson on the following terms: Option exercise price - $3.5, vesting date - 12 month from the date of grant, expiration date - 5 years from the vesting date.

(3)
Our Chairman of the Board, Abraham Keinan, and our President, Chief Executive Officer, and Director, Guy Nissenson, exercise significant control over stockholder matters through a September 28, 2004 Voting Agreement between Mr. Keinan, Mr. Nissenson and Campbeltown Business Ltd., an entity owned and controlled by Mr. Nissenson and his family. This agreement is for a term of 10 years and provides that: (a) Messrs Keinan and Nissenson and Campbeltown Business, Ltd. agree to vote any shares of our common stock controlled by them only in such manner as previously agreed by all these parties; and (b) in the event of any disagreement regarding the manner of voting, a party to the agreement will not vote any shares, unless all the parties have settled the disagreement.

(4)
Dr. Eyal J. Harish is the brother-in-law of Abraham Keinan, our Chairman of the Board. Dr. Harish holds 15,000 shares of our common stock and 75,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.

(5)	Mr. Shemer S. Schwartz holds 75,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.

(6)	Mr. Aviu Ben-Horrin holds 25,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.

(7)	Mr. Itzhak Almog holds 25,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.

(8)	Mr. Morris Mansour was granted options to purchase 20,000 shares of the Company’s common stock; however these options are not exercisable within 60 days from the date of this Annual Report.

(9)	Mr. Israel Singer was granted options to purchase 20,000 shares of the Company’s common stock; however these options are not exercisable within 60 days from the date of this Annual Report.

(10)
According to a Form 4 filed with the SEC on March 5, 2008, Scott Richard L the controlling member of XFN RLSI Investments, LLC, located at 700 11th street South, Suite 101 Naples, FL 34102, may be deemed to beneficially own 2,800,000 shares and warrants.

(11)
According to a Schedule 13G filed with the SEC on March 27, 2008, Gagnon Securities LLC, a registered investment adviser located at 1370 Ave. of the Americas, Suite 2400, New York, NY, in its capacity as investment advisor, may be deemed to beneficially own 3,206,450 shares held of record by customer accounts, foundations, partnerships, trusts, and private investment funds to which it furnishes investment advice.

As of the date of this Annual Report, our Chairman of the Board, Abraham Keinan, beneficially owns 18.32% of our common stock (excluding options). Our President, Chief Executive Officer, and Director, Guy Nissenson has significant influence over an additional 6.53% of our common stock (excluding options), which is owned by Campbeltown Business Ltd., an entity owned and controlled by Mr. Nissenson and his family. In addition, certain stockholders provided Mr. Nissenson and Mr. Keinan with irrevocable proxies representing a total of 6.02% of our common stock. Eyal Harish, a director, beneficially owns 0.08% of our common stock (excluding options). Our wholly owned subsidiary, Swiftnet Limited, beneficially owns 0.71% of our common stock. Therefore, our management potentially may vote 31.66% of our common stock, without giving effect to the issuance of any shares upon the exercise of outstanding warrants or options. As such, our management may be able to exert significant control over the outcome of all matters submitted to a vote of the holders of our common stock, including the election of our directors, amendments to our articles of incorporation and bylaws and approval of significant corporate transactions. Additionally, our management may be able to delay, deter or prevent a change in our control that might be beneficial to our other stockholders.

ITEM 12.	Certain Relationships and Related Transactions and Director Independence

Swiftnet Limited

General Contract for Services

A General Contract for Services by and between the Company and its wholly owned subsidiary, Swiftnet Limited, provides that as of January 1, 2005, the Company will provide Swiftnet the following services: Marketing, Finance and Operational Consultancy work related to customers and transactions that are based in and outside the United Kingdom. In return for these services, Swiftnet will pay the Company the following consideration: 5% of the total turnover of Swiftnet; 5% on money raised from sources outside the United Kingdom; and expenses. The General Contract for Services may be terminated by either party upon 30 days prior written notice to the other party.

On March 14, 2007, the Company and Swiftnet entered into a First Amendment to the General Contract for Services (the “First Amendment”) to be effective as of January 1, 2006. The First Amendment provides that the Company will render Swiftnet the following services; Day-to-day support to the Directors of Swiftnet in the general management of the business (to include Marketing, Finance and Operational advisory work), special projects (outside of the day-to-day management of the business) required to achieve specific business development goals (to include the new supplier relationships and the introduction of new products and processes) and activities to secure financing for Swiftnet (from outside the U.K.). In exchange for the services Swiftnet will pay the Company according to the following schedule; 2.5% of the total turnover of Swiftnet, in return for special projects: £750 per each Xfone executive per day, 5% of money raised from sources outside the U.K., and expenses.

Story Telecom Limited

Loan

On July 17, 2007, Story Telecom Limited, at that time our majority-owned UK subsidiary and as of March 25, 2008 a wholly-owned subsidiary, agreed to loan us up to £400,000 ($843,820) that it had as cash surplus in its bank account. The loan bears fixed interest rate at 4% over the interest payable by the bank for deposits under the same terms. The loan is for a one-year term but can be accelerated by Story Telecom if it requires additional financing to continue to operate as a going concern. The loan is guaranteed by our wholly owned UK subsidiary, Swiftnet Limited and by amounts owed to us by Story Telecom. In addition, Story Telecom has the right to set-off repayments under the loan against sums due to us by Story Telecom. The loan is pre-payable at any time upon 30 days’ notice. On July 18, 2007 and on September 25, 2007, we borrowed £350,000 ($738,342) and £50,000 ($105,477), respectively, of the loan. On October 8, 2007, Story Telecom agreed to increase the loan ceiling by £300,000 to a maximum of £700,000. Further borrowings of £100,000 ($210,955) were made on October 9, 2007. As of December 31, 2007, the aggregate outstanding borrowings were £500,000 ($1,002,405) plus interest.

Xfone 018 Ltd.

Investment Agreement with a Minority Partner

According to an August 26, 2004 Investment Agreement between us, Xfone 018 Ltd. and our 26% minority interest partner in Xfone 018 (respectively, the “Investment Agreement”, the “Minority Partner”), the Minority Partner provided in 2004 a bank guarantee of 10,000,000 NIS ($2,546,473) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by us in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the Investment Agreement, we agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge. Further, we agreed that if at the end of the first two years of Xfone 018’s business activity, its revenues shall be less than $2,000,000 or if it shall cease business activity (at any time), we shall secure the return of the bank guarantee to the Minority Partner.

Pursuant to the Investment Agreement, the Minority Partner provided in the fourth quarter of year 2004, a shareholder loan of approximately $400,000 to Xfone 018 (the “Minority Partner Loan”). The Minority Partner Loan is for four years with annual interest of 4% and linkage to the Israeli consumer price index. As of December 31, 2007, the balance of the Minority Partner Loan was NIS 1,891,294 ($491,756).

As of December 31, 2007, Xfone, Inc. provided to Xfone 018 a shareholder loan in an aggregate amount of NIS 4,848,550 ($1,260,673).

The Investment Agreement provides that we shall be entitled to receive from Xfone 018 management fees equivalent to 5% of the operating profit of Xfone 018, in return for the management services provided by us to Xfone 018. As of December 31, 2007, management fees in the amount of $15,718 were due and paid.

Giora Spigel Agreement

Pursuant to a verbal agreement between Mr. Giora Spigel and us, the Board of Directors of Xfone 018 approved on November 24, 2004, subject to the approval of the Ministry of Communications of the State of Israel, that shares held by us, representing 5% ownership of Xfone 018, will be transferred to Margo Pharma Ltd. (formerly Margo Sport Ltd.)., a company owned by Mr. Spigel and his wife. Upon approval of the Ministry of Communications of the State of Israel, such verbal agreement was evidenced by a share transfer deed as required by the Israel Company Law - 1999.

Xfone 018 is currently owned 69% by us, 26% by Newcall Ltd. (a company owned by the Minority Partner), and 5% by Margo Pharma Ltd.

Auracall Limited

Shareholders Loan Agreement

Auracall. As part of this agreement, Swiftnet agreed to provide a loan of £24,000 ($50,629) to Auracall, free of interest, to be repaid within one year. The loan was funded on October 13, 2006, and repaid by Auracall in full on May 10, 2007.

Crestview Capital Master, LLC

Consultancy Agreement with Crestview Capital Partners

On November 20, 2006, the Company and Crestview Capital Partners, LLP (the “Consultant”) entered into a one-year Consultancy Agreement (the “Consultancy Agreement”). During the term of the Consultancy Agreement, the Company will engage the Consultant as its strategic consultant on United States capital markets for micro-cap public companies. In return for its services pursuant to the Consultancy Agreement, the Consultant was granted 117,676 warrants to purchase restricted shares of the Company’s common stock, registered in the name of Crestview Capital Master, LLC (the “Warrants”). The Warrants are exercisable pursuant to the following terms: Vesting - 29,419 warrants immediately, 29,419 warrants on February 10, 2007, 29,419 warrants on May 10, 2007, and 29,419 warrants on August 10, 2007; Exercise Price - $3.50; Term - five years.

Crestview Capital Master, LLC owns 319,500 shares of the Company’s common stock and a total of 760,176 warrants to purchase shares of the Company’s common stock.

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

Keinan Employment with Swiftnet

Our Chairman of the Board, Mr. Abraham Keinan, has been employed by our wholly owned UK based subsidiary, Swiftnet Limited since its inception in 1990. In 2005, Mr. Keinan’s annual salary was £54,594 ($115,169). In 2006, Mr. Keinan’s annual salary was £48,000 ($101,258). Mr. Keinan received in addition to his monthly salary pension benefits and a company car. With respect to employment years 1990-2006, Mr. Keinan had no written employment agreement with Swiftnet.

Keinan Employment Agreement with Swiftnet

Pursuant to a Company’s Board of Directors’ resolution dated December 25, 2006, on March 28, 2007, Swiftnet and Mr. Keinan entered into an employment agreement, to be effective as of January 1, 2007 (the “Keinan Employment Agreement”).

The Keinan Employment Agreement provides that Mr. Keinan shall be employed as the Chairman of the Board of Directors of Swiftnet. Keinan Employment Agreement shall be in effect for an initial fixed term of five years, beginning on January 1, 2007, (the “Initial Effective Term”), and thereafter shall automatically be renewed for additional terms of three years (each, an “Additional Effective Term”). Notwithstanding the foregoing, each of Swiftnet and Mr. Keinan shall have the right to terminate the automatic renewal of Keinan Employment Agreement, for any reason whatsoever, by a termination notice in writing, to be provided to the other party not less than six months prior to: (i) the expiration of the Initial Effective Term, or (ii) the expiration of any Additional Effective Term (the “Notice Period”). Notwithstanding the foregoing, Mr. Keinan shall have the right to terminate the Keinan Employment Agreement, for any reason whatsoever, and at any time, including during the Initial Effective Term (“Early Termination”). In the event of Early Termination, the Notice Period shall be of not less than eight months.

Under the Keinan Employment Agreement, Swiftnet shall pay to Mr. Keinan during the term of his engagement a salary at the rate of £48,000 ($101,258) per annum, such salary to be paid in equal monthly installments in arrears on the last Friday of each month. Swiftnet shall provide Mr. Keinan with an appropriate executive car or car allowance with an effective annual cost to Swiftnet of up to £15,000 ($31,643).

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

In consideration of the performance of the Services pursuant to the Keinan Consulting Agreement, the Company shall pay Mr. Keinan a monthly fee of £10,000 ($21,095) (the “Fee”). Mr. Keinan shall invoice the Company at the end of each calendar month and the Company shall make the monthly payment immediately upon receiving such invoice. Once a calendar year, and no later than December 15, the Company’s Board shall consider approving an increase to the Fee. Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee of the Company (the “Compensation Committee”). However, in the event the Company has not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice. In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board shall take into account, among other factors, growth in the Company’s revenues and/or profits.

The Company’s Board shall, from time to time, and not less than once a calendar year, consider approving a grant of success bonus to Mr. Keinan (the “Bonus”). Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee. However, in the event the Company has not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice. In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board shall take into account, among other factors, growth in the Company’s revenues and/or profits and/or successful completion of transactions or activities by the Company (such as, but not limited to, reorganization, mergers, acquisitions, capital raisings and cost cuts). Any Board member, except Mr. Keinan, may, at any time and from time to time, initiate a Bonus grant to Mr. Keinan, and in such an event the approving process shall be set in motion.

Immediately upon the establishment by the Company of any new stock option or purchase plan or other equity compensation arrangement pursuant to which options or stock may be acquired by officers, directors, employees, or consultants of the Company (collectively, “Plan”), the Company’s Board shall consider approving a grant of an appropriate amount of options (or any other applicable rights) under the Plan to Mr. Keinan. Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee. However, in the event the Company has not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice.

In addition to the Fee and the Bonus, the Company shall pay directly and/or reimburse Mr. Keinan for his Expenses. For the purposes of the Keinan Consulting Agreement, the term “Expenses” shall mean any and all amounts actually paid by the Company and/or by Mr. Keinan, and/or to be paid by Mr. Keinan at his direction, including, without limitation (i) costs associated with telecommunication services and products, and (ii) costs associated with transportation and/or travel (including, but not limited to, by plane, train, rented car and taxi) and/or accommodation (including, but not limited to, at rented flats and hotels) and/or any other board and lodging expenses (including, but not limited to, food, restaurants and entertainment) which were and/or will be incurred in connection with the performance of the Services pursuant to the Keinan Consulting Agreement.

The Company acknowledges that in order to render the Services pursuant to the Keinan Consulting Agreement, Mr. Keinan may be required to travel frequently around the world. Therefore, in order to enable Mr. Keinan a normal family life the Company shall bear Expenses which are related to Mr. Keinan’s spouse.

Mr. Keinan shall hold and use, in his sole discretion, credit cards in the name of the Company (the “Credit Cards”). Due to Mr. Keinan’s position with the Company (i.e. Chairman of the Board) he may from time to time use the Credit Cards to make certain Company payments and pay certain Company expenses.

This Keinan Consulting Agreement shall be in effect for an initial fixed term of five years, beginning on January 1, 2007 (the “Initial Effective Term”), and thereafter, unless terminated as provided below, shall automatically be renewed for additional terms of three years (each, an “Additional Effective Term”). Notwithstanding the foregoing, each of the Company and Mr. Keinan shall have the right to terminate the automatic renewal of the Keinan Consulting Agreement, for any reason whatsoever, by a termination notice in writing, to be provided to the other party not less than six months prior to: (i) the expiration of the Initial Effective Term, or (ii) the expiration of any Additional Effective Term (the “Notice Period”). Notwithstanding the foregoing, as long as Mr. Keinan shall command and/or control, directly and/or indirectly, including together with others (as well as pursuant to that certain Voting Agreement dated September 28, 2004, by and among Mr. Keinan, Guy Nissenson and Campbeltown Business Ltd.) and/or by proxies, fifteen percent (15%) or more of the voting rights of the Company, if the Company shall choose to exercise its right to terminate the automatic renewal of the Keinan Consulting Agreement, the Notice Period shall be of not less than twelve months. Notwithstanding the foregoing, Mr. Keinan shall have the right to terminate the Keinan Consulting Agreement, for any reason whatsoever, and at any time, including during the Initial Effective Term (“Early Termination by Mr. Keinan “). In the event of Early Termination by Mr. Keinan, the Notice Period shall be of not less than eight months.

The Keinan Consulting Agreement further provided that no later than June 30, 2007, the Company and Mr. Keinan shall enter into a severance agreement providing for an appropriate severance package for Mr. Keinan (the “Severance Agreement”). The Severance Agreement shall, inter alia, cover events of termination of the automatic renewal of the Keinan Consulting Agreement by the Company or Mr. Keinan, termination of the Keinan Consulting Agreement by Mr. Keinan, and scheduled retirement by Mr. Keinan. The Company has not yet entered into any such agreement.

The Keinan Consulting Agreement also contains provisions regarding non-competition; intellectual property; confidentiality; conflict of interests; and other standard terms and conditions.

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

On June 28, 2004, our Board of Directors approved a bonus of £5,000 ($10,548) to Mr. Keinan for his efforts in connection with obtaining the license to become an international telecom service provider in Israel by Xfone 018.

Keinan Loan

Since our inception in September 2000, through December 31, 2000, we along with our subsidiary, Swiftnet loaned Abraham Keinan, our Chairman of the Board. This loan originally was reflected in a September 29, 2000 promissory note payable in ten equal installments ending on January 1, 2011. This note is non-interest bearing. We provided the loan to Mr. Keinan to promote his loyalty and continued service as our Chairman of the Board of Directors. On December 29, 2005, Mr. Keinan repaid £123,966 ($261,512) which was due for the fiscal year ended December 31, 2005. On December 26, 2006 Mr. Abraham Keinan, repaid the final payment of £123,965 ($261,510) under the terms of his loan.

Indemnification

Xfone 018 Ltd., Our Israeli subsidiary, has obtained certain credit facilities from Bank Hapoalim B.M. The credit facilities are secured with a personal guarantee by Abraham Keinan and Guy Nissenson, which includes a pledge on 1,000,000 shares of common stock of the Company owned by Mr. Keinan, and an undertaking to provide Bank Hapoalim with an additional financial guarantee of up to $500,000 under certain circumstances. We agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral.

Guy Nissenson

Campbeltown Business Ltd.

Consulting Agreement

On May 11, 2000, Swiftnet Limited, which is now our wholly owned subsidiary, and our Chairman of the Board of Directors, Abraham Keinan, entered into an 18-month renewable consulting agreement with Campbeltown Business Ltd., a private company incorporated in the British Virgin Island which is owned by Guy Nissenson, our President, Chief Executive Officer, and Director and other family members of Mr. Nissenson. This agreement provided that Swiftnet will hire Campbeltown Business as its financial and business development consultant and will pay Campbeltown Business £2,000 per month, along with an additional monthly performance bonus based upon Swiftnet attaining the following revenue levels, for consulting services in the area of business development and management activities:
TARGET AMOUNT OF REVENUES PER MONTH	ADDITIONAL MONTHLY BONUS
Less than £125,000	£0
Between £125,000 - £150,000 (approximately $254,856 - $305,828)	£1,250 (approximately $2,549)
Between £150,000 - £175,000 (approximately $305,828 - $356,799)	£2,500 (approximately $5,097)
Over £175,000 (approximately $356,799)	£2,750 (approximately $5,607)

The agreement with Campbeltown Business involving the aforementioned monthly payment of £2000, along with an additional monthly performance bonus, was separate from a bonus and success fee arrangement that was approved by our Board of Directors on April 2, 2002.

The May 11, 2000 agreement was for 18 months, but provided that it will be renewed by mutual agreement of Swiftnet and Campbeltown Business. On November 5, 2001, May 11, 2003, November 10, 2004, and May 11, 2006 we renewed this agreement for additional 18-month periods. On February 8, 2007, an Agreement was entered by and between the Company, Swiftnet, Campbeltown Business, and Mr. Keinan (the “February 8, 2007 Agreement”). The February 8, 2007 Agreement provides that effective as of January 1, 2007, the aforementioned consulting agreement is terminated.

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

•
Swiftnet and Abraham Keinan would guarantee that Campbeltown Business’ 20% interest in the outstanding shares of Swiftnet would be exchanged for at least 10% of our outstanding shares and that Campbeltown Business would have in total at least 15% of our total issued shares after our acquisition occurred.

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

Nissenson Employment Agreements with Swiftnet

May 11, 2000 Employment Agreement

On May 11, 2000, Swiftnet Limited and our Chairman of the Board of Directors, Abraham Keinan, entered into an employment agreement with Guy Nissenson, our President, Chief Executive Officer, and Director (the “May 11, 2000 Employment Agreement”). Under the terms of the agreement, Swiftnet employed Mr. Nissenson to provide business development and sales and marketing services, at a base rate of £1000 per month (approximately $2,110). The May 11, 2000 Employment Agreement provided that when Swiftnet reaches average sales of £175,000 per month for a consecutive three-month period, Mr. Nissenson’s salary will increase to £2,000 (approximately $4,219) per month. The May 11, 2000 Employment Agreement further provided that Mr. Nissenson will receive an unspecified number of options to acquire our stock that is limited to 50% of the options that Mr. Keinan receives. As such, the agreement protected Mr. Nissenson’s rights to have at least 50% of the options rights that Mr. Keinan will have. Mr. Nissenson can transfer the right of these options to another company or person at his discretion. Swiftnet may only cancel these options if: (1) Mr. Nissenson no longer works with Swiftnet; or (2) if within twelve months of Mr. Nissenson’s employment with the company Swiftnet and any other companies that may buy or merge into Swiftnet in the future, do not reach average revenues (over a three consecutive month period) of at least £120,000. Because the average sales per month exceeded £120,000 within a twelve-month period of Mr. Nissenson’s employment, Swiftnet cannot cancel these options.

March 28, 2007 Employment Agreement

Pursuant to a Company’s Board of Directors’ resolution dated December 25, 2006, on March 28, 2007, Swiftnet and Mr. Nissenson entered into an employment agreement, to be effective as of January 1, 2007 (the “Nissenson Employment Agreement”).

The Nissenson Employment Agreement provides that Mr. Nissenson shall be employed as Director of Business Development of Swiftnet. Nissenson Employment Agreement shall be in effect for an initial fixed term of five years, beginning on January 1, 2007, (the “Initial Effective Term”), and thereafter shall automatically be renewed for additional terms of three years (each, an “Additional Effective Term”). Notwithstanding the foregoing, each of Swiftnet and Mr. Nissenson shall have the right to terminate the automatic renewal of Nissenson Employment Agreement, for any reason whatsoever, by a termination notice in writing, to be provided to the other party not less than six months prior to: (i) the expiration of the Initial Effective Term, or (ii) the expiration of any Additional Effective Term (the “Notice Period”). Notwithstanding the foregoing, Mr. Nissenson shall have the right to terminate the Nissenson Employment Agreement, for any reason whatsoever, and at any time, including during the Initial Effective Term (“Early Termination”). In the event of Early Termination, the Notice Period shall be of not less than eight months.

Under the Nissenson Employment Agreement, Swiftnet shall pay to Mr. Nissenson during the term of his engagement a salary at the rate of £48,000 ($101,258) per annum, such salary to be paid in equal monthly installments in arrears on the last Friday of each month. Swiftnet shall provide Mr. Nissenson with an appropriate executive car or car allowance with an effective annual cost to Swiftnet of up to £15,000 ($31,643).

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

In consideration of the performance of the Services pursuant to the Nissenson Consulting Agreement, the Company shall pay Mr. Nissenson a monthly fee of £10,000 ($21,095) (the “Fee”). Mr. Nissenson shall invoice the Company at the end of each calendar month and the Company shall make the monthly payment immediately upon receiving such invoice. Once a calendar year, and no later than December 15, the Company’s Board shall consider approving an increase to the Fee. Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee of the Company (the “Compensation Committee”). However, in the event the Company has not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice. In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board shall take into account, among other factors, growth in the Company’s revenues and/or profits.

The Company’s Board shall, from time to time, and not less than once a calendar year, consider approving a grant of success bonus to Mr. Nissenson (the “Bonus”). Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee. However, in the event the Company has not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice. In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board shall take into account, among other factors, growth in the Company’s revenues and/or profits and/or successful completion of transactions or activities by the Company (such as, but not limited to, reorganization, mergers, acquisitions, capital raisings and cost cuts). Any Board member, except Mr. Nissenson, may, at any time and from time to time, initiate a Bonus grant to Mr. Nissenson, and in such an event the approving process shall be set in motion.

Immediately upon the establishment by the Company of any new stock option or purchase plan or other equity compensation arrangement pursuant to which options or stock may be acquired by officers, directors, employees, or consultants of the Company (collectively, “Plan”), the Company’s Board shall consider approving a grant of an appropriate amount of options (or any other applicable rights) under the Plan to Mr. Nissenson. Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee. However, in the event the Company has not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice.

In addition to the Fee and the Bonus, the Company shall pay directly and/or reimburse Mr. Nissenson for his Expenses. For the purposes of the Nissenson Consulting Agreement, the term “Expenses” shall mean any and all amounts actually paid by the Company and/or by Mr. Nissenson, and/or to be paid by Mr. Nissenson at his direction, including, without limitation (i) costs associated with telecommunication services and products, and (ii) costs associated with transportation and/or travel (including, but not limited to, by plane, train, rented car and taxi) and/or accommodation (including, but not limited to, at rented flats and hotels) and/or any other board and lodging expenses (including, but not limited to, food, restaurants and entertainment) which were and/or will be incurred in connection with the performance of the Services pursuant to the Nissenson Consulting Agreement.

The Company acknowledges that in order to render the Services pursuant to the Nissenson Consulting Agreement, Mr. Nissenson may be required to travel frequently around the world. Therefore, in order to enable Mr. Nissenson a normal family life the Company shall bear Expenses which are related to Mr. Nissenson’s spouse.

Mr. Nissenson shall hold and use, in his sole discretion, credit cards in the name of the Company (the “Credit Cards”). Due to Mr. Nissenson’s position with the Company (i.e. President and CEO) he may from time to time use the Credit Cards to make certain Company payments and pay certain Company expenses.

This Nissenson Consulting Agreement shall be in effect for an initial fixed term of five years, beginning on January 1, 2007 (the “Initial Effective Term”), and thereafter, unless terminated as provided below, shall automatically be renewed for additional terms of three years (each, an “Additional Effective Term”). Notwithstanding the foregoing, each of the Company and Mr. Nissenson shall have the right to terminate the automatic renewal of the Nissenson Consulting Agreement, for any reason whatsoever, by a termination notice in writing, to be provided to the other party not less than six months prior to: (i) the expiration of the Initial Effective Term, or (ii) the expiration of any Additional Effective Term (the “Notice Period”). Notwithstanding the foregoing, as long as Mr. Nissenson shall command and/or control, directly and/or indirectly, including together with others (as well as pursuant to that certain Voting Agreement dated September 28, 2004, by and among Mr. Nissenson, Abraham Keinan and Campbeltown Business Ltd.) and/or by proxies, fifteen percent (15%) or more of the voting rights of the Company, if the Company shall choose to exercise its right to terminate the automatic renewal of the Nissenson Consulting Agreement, the Notice Period shall be of not less than twelve months. Notwithstanding the foregoing, Mr. Nissenson shall have the right to terminate the Nissenson Consulting Agreement, for any reason whatsoever, and at any time, including during the Initial Effective Term (“Early Termination by Mr. Nissenson “). In the event of Early Termination by Mr. Nissenson, the Notice Period shall be of not less than eight months.

The Nissenson Consulting Agreement further provided that no later than June 30, 2007, the Company and Mr. Nissenson shall enter into a severance agreement providing for an appropriate severance package for Mr. Nissenson (the “Severance Agreement”). The Severance Agreement shall, inter alia, cover events of termination of the automatic renewal of the Nissenson Consulting Agreement by the Company or Mr. Nissenson, termination of the Nissenson Consulting Agreement by Mr. Nissenson, and scheduled retirement by Mr. Nissenson. The Company has not yet entered into any such agreement.

The Nissenson Consulting Agreement also contains provisions regarding non-competition; intellectual property; confidentiality; conflict of interests and other standard terms and conditions.

The Nissenson Consulting Agreement was approved by all non-interested members of the Board of Directors, following a review and discussion by the Company’s Audit Committee.

Nissenson Bonus and Success Fee

On December 29, 2005, the Company’s Board of Directors granted a bonus to Mr. Nissenson for an aggregate amount of $220,000 (the “Bonus”). The Company’s Board of Directors with the exception of Mr. Nissenson and Mr. Keinan who abstained from voting, resolved and granted the Bonus to Mr. Nissenson for his exceptional efforts and professional abilities to achieve the Company’s goals and determined that it was in the best interest of the Company, moreover, the Company believes that the Bonus was fair and proportionate to its President and Chief Executive Officer’s commitment and achievements.

Mr. Nissenson waived $22,610 of the Bonus.

Dionysos Investments (1999) Ltd. Financial Services and Business Development Consulting Agreement

A Financial Services Consulting Agreement was entered into on November 18, 2004, between Dionysos Investments (1999) Ltd., an Israeli company (“Dionysos Investments”) and the Company with respect to certain services (the “Dionysos Investments Consulting Agreement”). Mr. Haim Nissenson, father of Mr. Guy Nissenson, our President, Chief Executive Officer, and Director, is the Managing Director of Dionysos Investments. Dionysos Investments is owned and controlled by certain members of the Nissenson family, other than Mr. Guy Nissenson.

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

The Dionysos Investments Consulting Agreement provided that Dionysos Investments will be compensated by the Company for the Services provided to the Company in the amount of £3,000 ($6,329) per month beginning on the Effective Date of the Dionysos Investments Consulting Agreement (the “Fees”). In addition, the Company will reimburse Dionysos Investments, based on prior approval, for expenses incurred, which expenses include travel, hotel, meals, courier, report reproduction and other administrative costs when and where needed (the “Expenses”). Compensation for any additional services provided by Dionysos Investment for the Company shall be as agreed by the parties.

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

The First Amendment provides that Section 2 of the Dionysos Investments Consulting Agreement shall be amended in its entirety to provide as follows:

(i)	The parties agree that Dionysos Investments will be compensated by the Company for the Services provided to the Company in the amount of £8,000 ($16,876) per month, beginning on January 1, 2007;

(ii)
In addition, the Company will pay Dionysos Investments a one time success fee in the amount of £10,000 ($21,095), for initiating, establishing and developing the relationship between the Company and certain Israeli financial institutions during fiscal years 2005-2006, relationships which resulted in significant investments made by certain Israeli financial institutions;

(iii)
In addition, the Company will pay Dionysos Investments a success fee for any future investments in the Company made by Israeli investors during fiscal year 2007, provided such investments were a direct or indirect result of the Services provided to the Company. The success fee will be equal to 0.5% (half percent) of the gross proceeds of such investments; and

(iv)
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

The parties agreed that the abovementioned compensation will only apply to fiscal year 2007, and then be reviewed and reconsidered by the Audit Committee and Board of Directors of the Company in December 2007. In the event the Board of Directors of the Company, exercising sole discretion, decides not to approve the abovementioned compensation for fiscal year 2008, Dionysos Investments will have the option, in its sole discretion, to terminate the Dionysos Investments Consulting Agreement, or continue and provide the Services in return for the same compensation which was paid to it in fiscal years 2005-2006 (i.e. fee of £3,000 per month plus reimbursement of expenses).”

The First Amendment further declares that the Audit Committee and Board of Directors of the Company approved the automatic renewal of the Term for an additional two-year period, ending on December 31, 2008.

On January 28, 2008, in accordance with the recommendation of the Audit Committee and in recognition of and following the successful efforts of Dionysos in raising capital for the Company in Israel during the Company’s 2007 fiscal year, the Board of Directors of the Company approved and confirmed by resolution the engagement of Dionysos to serve as the Company’s consultant for the fiscal year ended December 31, 2008 at the same level of compensation which was agreed to and paid for the fiscal year ended December 31, 2007.

Voting Agreement

Our Chairman of the Board, Abraham Keinan, and our President, Chief Executive Officer, and Director, Guy Nissenson, exercise significant control over stockholder matters through a September 28, 2004 Voting Agreement between Mr. Keinan, Mr. Nissenson and Campbeltown Business Ltd, an entity owned and controlled by Mr. Nissenson and his family. This agreement, which is for a term of 10 years, provides that: (a) Messrs. Keinan and Nissenson and Campbeltown Business, Ltd. agree to vote any shares of our common stock controlled by them only in such manner as previously agreed by all these parties; and (b) in the event of any disagreement regarding the manner of voting, a party to the agreement will not vote any shares, unless all the parties have settled the disagreement.

Iddo Keinan

Mr. Iddo Keinan, son of Mr. Abraham Keinan, our Chairman of the Board, has been employed by our wholly owned UK based subsidiary, Swiftnet limited since 1998.

In 2006 Mr. Iddo Keinan served as the Commercial Director of Swiftnet, and his annual salary was £54,459 ($114,884). On December 25, 2006, our Board of Directors approved the continuing employment of Mr. Iddo Keinan by Swiftnet Limited, at an annual salary of £36,000. Accordingly, in 2007 his annual salary was £36,000 ($75,944).

Wade Spooner

In connection with the acquisition of WS Telecom, Inc. we issued a promissory note to Wade Spooner, who was President, Chief Executive Officer and shareholder of WS Telecom; the promissory note replaced a $200,000 note issued by WS Telecom in favor of Mr. Spooner. This note was amended to provide for quarterly payment beginning in October 2004, provided that such payment shall not exceed 50% of the net profits of Xfone USA, Inc. Until March 11, 2008, Mr. Spooner was the President and Chief Executive Officer of our wholly owned subsidiary, Xfone USA, Inc. Final payment on the note was made to Mr. Spooner February 14, 2007.

Free Cash Flow Participation Agreement with NTS Holdings, Inc.

The Company entered into a Free Cash Flow Participation Agreement (the “Participation Agreement”) with NTS Holdings, pursuant to which NTS Holdings will be entitled to a payment from the Company of an amount equal to 5% of the aggregate excess free cash flow generated by the Company’s U.S. Operations, which is defined in the Participation Agreement as the operations of the Company and its U.S. subsidiaries, which include Xfone USA, Inc. and NTS, and their respective subsidiaries, as well as any U.S. entity that the Company acquires directly, or indirectly through its subsidiaries in the future (a “Future Acquisition”). NTS Holdings will be entitled to the participation amount beginning at such time as the Company has received a full return of its initial invested capital, plus an additional 8% return per year, in connection with the NTS acquisition (as well as in connection with any Future Acquisition).

The Participation Agreement will remain in effect in perpetuity, unless earlier terminated in accordance with its terms. Termination of the Participation Agreement may occur upon a sale or buyout of the Company’s U.S. Operations, at the option of the purchaser in any such transaction, and in the limited circumstances set forth in the Participation Agreement.

Shareholder Value, Ltd.

Shareholder Value, Ltd. is a Texas limited partnership which owns 100% of the building in Lubbock, Texas, from which NTS Communications leases its corporate offices, Network Control Center, Customer Care and Internet help desk locations. See “Item 2 – Description of Property” above. NTS Properties, LC is a Texas limited liability company that serves as the general partner of Shareholder Value, Ltd., and, in that capacity, owns 1% of Shareholder Value, Ltd.  The remaining 99% of Shareholder Value, Ltd. is owned by a small group of investors, which includes several former shareholders of NTS Communications who sold their respective interests in NTS Communications to Xfone in connection with Xfone’s acquisition of NTS Communications in February 2008.  Such shareholders include Telephone Electronics Corporation (“TEC”), NTS Communications’ former majority shareholder, which owns approximately 49.5% of Shareholder Value Ltd., Barbara Baldwin, President and CEO of NTS Communications and Xfone USA, who owns approximately 7.425% of Shareholder Value, Ltd., Jerry Hoover, Executive Vice President, Treasurer and Chief Financial Officer of NTS Communications, who owns approximately 4.95% of Shareholder Value, Ltd., and Brad Worthington, Executive Vice President and Chief Operating Officer of NTS Communications, who owns approximately 4.95% of Shareholder Value, Ltd.

NTS Properties, LC, was a wholly owned subsidiary of NTS Communications prior to the consummation of Xfone’s acquisition of NTS Communications in February 2008.  As a closing condition of the acquisition transaction, NTS Communication’s ownership interest in NTS Properties, LC was distributed pro-rata to former shareholders of NTS Communications, including TEC, which currently owns approximately 63.47% of NTS Properties, LC, and Ms. Baldwin, Mr. Hoover and Mr. Worthington who currently own approximately 5.52%, 0.08% and 0.37% of NTS Properties, LC, respectively.

ITEM 13.	Exhibits

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited.(1)
3.1	Articles of Incorporation of the Company.(1)
3.2a	Bylaws of the Company.(1)
3.2b	Amended Bylaws of the Company.(4)
3.3	Memorandum of Association of Swiftnet Limited.(1)
3.4	Articles of Association of Swiftnet Limited.(1)
3.6	Bylaws of Xfone USA, Inc.(7)
3.8.	Amended and Restated Bylaws of the Company dated March 12, 2006.(22)
3.9	Reamended and Restated Bylaws of the Company dated February 5, 2007.(32)
4.	Specimen Stock Certificate.(1)
5.	Opinion of Gersten Savage LLP.(30) (21.1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)

10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd.(1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited.(2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited.(2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
10.16
As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Platinum Partners Value Arbitrage Fund LP, Countrywide Partners LLC and WEC Partners LLC.(6)

10.17
As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Simon Langbart, Robert Langbart, Arik Ecker, Zwi Ecker, Michael Derman, Errol Derman, Yuval Haim Sobel, Zvi Sobel, Tenram Investment Ltd., Michael Zinn, Michael Weiss.(6)

10.18
As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Southridge Partners LP and Southshore Capital Fund Ltd.(6)

10.19	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Crestview Capital Master LLC.(6)
10.20
As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Adam Breslawsky, Oded Levy, Michael Epstein, Steven Frank, Joshua Lobel, Joshua Kazan and The Oberon Group LLC.(6)

10.21	Newco (Auracall Limited) Formation Agreement.(6)
10.22	Agreement with ITXC Corporation.(6)
10.23	Agreement with Teleglobe International.(6)
10.23.1	Amendment to Agreement with Teleglobe International.(6)

10.24	Agreement with British Telecommunications.(6)
10.25	Agreement with Easyair Limited (OpenAir).(6)
10.26	Agreement with Worldnet.(6)
10.27	Agreement with Portfolio PR.(6)
10.28	Agreement with Stern and Company.(6)
10.29	Letter to the Company dated December 31, 2003, from Abraham Keinan.(6)
10.30	Agreement between Swiftnet Limited and Dan Kirschner.(8)
10.31	Agreement and Plan of Merger.(7)
10.32	Escrow Agreement.(7)
10.33	Release Agreement.(7)
10.34	Employment Agreement date March 10, 2005, between Xfone USA, Inc. and Wade Spooner.(7)
10.35	Employment Agreement date March 10, 2005, between Xfone USA, Inc. and Ted Parsons.(7)
10.36	First Amendment to Agreement and Plan of Merger (to acquire WS Telecom, Inc.).(11)
10.37	Finders Agreement with The Oberon Group, LLC.(11)
10.38	Agreement with The Oberon Group, LLC.(11)
10.39	Management Agreement between WS Telecom, Inc. and Xfone USA, Inc.(8)
10.40	Engagement Letter to Tommy R. Ferguson, Confidentiality Agreement, and Executive Inventions Agreement dated August 19, 2004.(11)
10.41	Voting Agreement dated September 28, 2004.(11)
10.42	Novation Agreement executed September 27, 2004.(11)
10.43	Novation Agreement executed September 28, 2004.(11)
10.44	Investment Agreement dated August 26, 2004, with Ilan Shoshani.(12)
10.44.1	Addendum and Clarification to the Investment Agreement with Ilan Shoshani dated September 13, 2004.(12)
10.45	Agreement dated November 16, 2004, with Elite Financial Communications Group.(13)
10.46	Financial Services and Business Development Consulting Agreement dated November 18, 2004, with Dionysos Investments (1999) Ltd.(13)
10.47	Agreement and Plan of Merger to acquire I-55 Internet Services, Inc. dated August 18, 2005.(14)
10.48	Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC dated August 26, 2005.(15)
10.49	Securities Purchase Agreement, dated September 27, 2005, by and between the Company and Laurus Master Fund, Ltd.(16)
10.50
Secured Convertible Term Note, dated September 27, 2005, by the Company in favor of Laurus Master Fund, Ltd.; Adjustment Provision Waiver Agreement, dated September 27, 2005, by and between the Company and Laurus Fund, Ltd.(16)

10.51	Common Stock Purchase Warrant, dated September 27, 2005, by the Company in favor of Laurus Master Fund, Ltd.(16)

10.52	Registration Rights Agreement, dated September 27, 2005, by and between the Company and Laurus Master Fund, Ltd.(16)
10.53	Master Security Agreement, dated September 27, 2005, by and between the Company, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc., and Laurus Master Fund, Ltd.(16)
10.54	Stock Pledge Agreement, dated September 27, 2005, by and between the Company, Xfone USA, Inc., and Laurus Master Fund, Ltd.(16)
10.55	Subsidiary Guarantee dated September 27, 2005, by Xfone USA, Inc., eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. in favor of Laurus Master Fund, Ltd.(16)
10.56	Funds Escrow Agreement, dated September 27, 2005, by and between the Company, Laurus Master Fund, Ltd. and Loeb & Loeb LLP; Disbursement Letter, dated September 27, 2005.(16)
10.57	Incremental Funding Side Letter, dated September 27, 2005, by and between the Company and Laurus Master Fund, Ltd.(16)
10.58
Securities Purchase Agreement dated September 28, 2005, by and between the Company and Crestview Capital Mater, LLC, Burlingame Equity Investors, LP, Burlingame Equity Investors II, LP, Burlingame Equity Investors (Offshore), Ltd., and Mercantile Discount - Provident Funds.(16)

10.59
Registration Rights Agreement, dated September 28, 2005, by and between the Company and Crestview Capital Mater, LLC, Burlingame Equity Investors, LP, Burlingame Equity Investors II, LP, Burlingame Equity Investors (Offshore), Ltd., and Mercantile Discount - Provident Funds.(16)

10.60
Common Stock Purchase Warrant, dated September 28, 2005, by the Company in favor of the Crestview Capital Mater, LLC, Burlingame Equity Investors, LP, Burlingame Equity Investors II, LP, Burlingame Equity Investors (Offshore), Ltd., and Mercantile Discount - Provident Funds.(16)

10.61	Escrow Agreement, dated September 28, 2005, by and between the Company, the Purchasers and Feldman Weinstein LLP.(16)
10.62	Management Agreement dated October 11, 2005.(17)
10.63	First Amendment to Agreement and Plan of Merger (to acquire I-55 Internet Services, Inc.), dated October 10, 2005.(17)
10.64	Letter Agreement with MCG Capital Corporation dated October 10, 2005.(17)
10.65
Securities Purchase Agreement, dated November 23, 2005, between the Company and Mercantile Discount - Provident Funds, Hadar Insurance Company Ltd., The Israeli Phoenix Assurance Company Ltd. and Gaon Gemel Ltd.(18)

10.66
Registration Rights Agreement, dated November 23, 2005, between the Company and Mercantile Discount - Provident Funds, Hadar Insurance Company Ltd., The Israeli Phoenix Assurance Company Ltd. and Gaon Gemel Ltd.(18)

10.67
Common Stock Purchase Warrant, dated November 23, 2005, by the Company in favor of Mercantile Discount - Provident Funds, Hadar Insurance Company Ltd., The Israeli Phoenix Assurance Company Ltd. and Gaon Gemel Ltd.(18)

10.68
Escrow Agreement, dated November 23, 2005, between the Company, the Escrow Agent, and Mercantile Discount - Provident Funds, Hadar Insurance Company Ltd., The Israeli Phoenix Assurance Company Ltd. and Gaon Gemel Ltd.(18)

10.69	Management Agreement with I-55 Telecommunications, LLC dated October 12, 2005.(19)
10.70	Agreement - General Terms and Conditions with EBI Comm, Inc., dated January 1, 2006.(21)
10.71	Asset Purchase Agreement with Canufly.net, Inc., dated January 10, 2006.(21)

10.72	Stock Purchase Agreement dated May 10, 2006, by and among the Company, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited.(23)
10.73	Agreement dated May 25, 2006, by and among the Company and the shareholders of Equitalk.co.uk Limited.(24)
10.74	Securities Purchase Agreement, dated June 19, 2006, by and between the Company and the Purchasers.(25)
10.75	Registration Rights Agreement, dated June 19, 2006, by and between the Company and the Purchasers.(25)
10.76	Common Stock Purchase Warrant, dated June 19, 2006, by the Company in favor of the Purchasers.(25)
10.77	Escrow Agreement, dated June 19, 2006, by and between the Company, the Escrow Agent, and the Purchasers.(25)
10.78	Form of Indemnification Agreement between the Company and its Directors and Officers.(27)
10.79	Agreement to Purchase Promissory Note dated October 31, 2005, with Randall Wade James Tricou.(27)
10.80	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Tricou Construction.(27)
10.81	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Estates.(27)
10.82	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Utility.(27)
10.83	Agreement to Purchase Promissory Note dated February 3, 2006, with Danny Acosta.(27)
10.84	Letter Agreement dated November 15, 2005, with Oberon Securities, LLC.(27)
10.85	Letter Agreement dated June 15, 2006, with Oberon Securities, LLC.(27)
10.86	Second Amendment to Agreement and Plan of Merger (to acquire WS Telecom, Inc.), dated June 28, 2006.(27)
10.87	General Contract for Services dated January 1, 2005, by and between the Company and Swiftnet Limited.(27)
10.88	Service Agreement dated December 6, 2005, by and between the Company and Elite Financial Communications Group, LLC.(27)
10.89	Agreement for Market Making in Securities dated July 31, 2006, by and between the Company and Excellence Nessuah Stock Exchange Services Ltd.(27)
10.90	Shareholders Loan Agreement, dated September 27, 2006, by and between Auracall Limited, Swiftnet Limited, and Dan Kirschner.(28)
10.91	Service Agreement, dated November 7, 2006, by and between the Company and Institutional Marketing Services, Inc.(28)
10.92	Consultancy Agreement, dated November 20, 2006, by and between the Company and Crestview Capital Partners, LLP.(29)
10.93	Agreement dated December 24, 2006, by and between the Company, Halman-Aldubi Provident Funds Ltd., and Halman-Aldubi Pension Funds Ltd. [translation from Hebrew].(31)
10.94	First Amendment to Financial Services and Business Development Consulting Agreement dated February 8, 2007, by and between the Company and Dionysos Investments (1999) Ltd.(33)
10.95	Agreement dated February 8, 2007, by and between the Company, Swiftnet Limited, Campbeltown Business, Ltd., and Mr. Abraham Keinan.(33)
10.96	First Amendment to General Contract for Services, dated March 14, 2007, by and between the Company and Swiftnet Limited.(34)
10.97	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Abraham Keinan.(34)

10.98	Consulting Agreement, dated March 28, 2007, between the Company and Abraham Keinan. (34)
10.99	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Guy Nissenson.(34)
10.100	Consulting Agreement, dated March 28, 2007, between the Company and Guy Nissenson.(34)
10.101	Settlement Agreement and Release dated May 31, 2007, by and among Embarq Logistics, Inc, Xfone USA, Inc. and the Company.(35)
10.102	Promissory Note dated May 31, 2007, by Xfone USA, Inc.(35)
10.103	Parent Guarantee dated as of May 31, 2007 by the Company in favor of Embarq Logistics, Inc.(35)
10.104	Share Purchase Agreement dated August 15, 2007, by and between Dan Kirschner, as Seller, Swiftnet Limited, as Buyer, and Xfone, Inc.(36)
10.105	Inter-Company Loan Agreement dated August 15, 2007, by and between Auracall Limited, as Lender, and Swiftnet Limited, as Borrower.(36)
10.106	Stock Purchase Agreement dated August [20], 2007, by and among the Company, NTS Communications, Inc., and the Shareholders of NTS Communications, Inc.(37)
10.107	Letter of Joint Venture dated June 15, 2007, by and among the Company and NTS Holdings, Inc.(37)
10.107.1	Form of Free Cash Flow Participation Agreement to be Entered into between the Company and NTS Holdings, Inc. Upon Consummation of the Acquisition.(37)
10.107.2	Form of Employment Agreement to be entered into between NTS Communications, Inc. and Barbara Baldwin upon Consummation of the Acquisition.(37)
10.107.3	Form of Employment Agreement to be entered into between NTS Communications, Inc. and Jerry Hoover upon Consummation of the Acquisition.(37)
10.107.4	Form of Employment Agreement to be entered into between NTS Communications, Inc. and Brad Worthington upon Consummation of the Acquisition.(37)
10.108	Employment Contract signed on August 26, 2007, by and between the Company’s Israeli based Subsidiary Xfone 018 ltd. and Roni Haliva.(38)
10.109	Subscription Agreement for the Purchase of Shares of Common Stock of the Company Dated October 23, 2007.(39)
10.110	Subscription Agreement for the Purchase of Shares of Common Stock of the Company Dated November 1, 2007.(41)
10.111	Form of Subscription Agreement for the Purchase of Units Consisting of Two Shares of Common Stock and One Common Stock Purchase Warrant.(42)
10.112	Form of Common Stock Purchase Warrant.(42)
10.113	First Amendment to Stock Purchase Agreement.(43)
10.114.1	Employment agreement dated as of February 26, 2008, by and among NTS Communications, Inc. and Barbara Baldwin.(44)
10.114.2	Employment agreement dated as of February 26, 2008, by and among NTS Communications, Inc. and Jerry Hoover.(44)
10.114.3	Employment agreement dated as of February 26, 2008, by and among NTS Communications, Inc. and Brad Worthington.(44)
10.115	Free cash flow participation agreement dated as of February 26, 2008, by and among Xfone, Inc. and NTS Holdings, Inc.(44)
10.116
Escrow agreement dated as of February 26, 2008, by and among Xfone, Inc., Chris Chelette, Robert Healea and Kevin Buxkemper the NTS shareholders representatives, and Trustmark National Bank, as Escrow Agent.(44)

10.117	Release, effective as of February 26, 2008, entered into by each of Barbara Baldwin, Jerry Hoover and Brad Worthington(44)

10.118
Noncompetition, nondisclosure and nonsolicitation agreement dated as of February 26, 2008, by and among Xfone, Inc., Telephone Electronics Corporation, Joseph D. Fail, Chris Chelette, Robert Healea, Joey Garner, and Walter Frank.(44)

10.119
Second amendment to stock purchase agreement entered into by each of February 26, 2008 by and among Xfone, Inc., NTS Communications, Inc. and Chris Chelette, Robert Healea and Kevin Buxkemper, as the NTS shareholders representatives.(44)

10.120	Modification of Financial Consulting Agreement between Xfone, Inc. and Oberon Securities, LLC in connection with NTS Communications Transaction.(45)
10.121	Fees Due to Oberon Securities, LLC from Xfone, Inc. in connection with services provided in conjunction with the acquisition of NTS Communications, Inc.(45)
10.122	Agreement of Principles dated March 17, 2008 by and between Xfone 018 Ltd. and Tiv Taam Holdings 1 Ltd. [Free Translation from Hebrew].(46)
10.123	Compromise Agreement dated March 25, 2008, between Xfone, Inc., Story Telecom, Inc., Story Telecom Limited, Trecastle Holdings Limited and Nir Davison.(47)
10.124	Securities Purchase Agreement dated March 25, 2008, between Xfone, Inc., Trecastle Holdings Limited and Nir Davison.(47)
16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C. to the Securities and Exchange Commission.(20)
21.1	List of Subsidiaries (Amended as of March 31, 2008)
23	Consent of Stark, Winter, Schenkein & Co., LLP
23.1	Consent of Chaifetz & Schreiber, P.C.(30) (22.1)
23.2	Consent of Gersten Savage LLP - incorporated in the legal opinion filed as Exhibit 5.
23.3	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006.(21.1)
23.4	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006.(21.1)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 registration statement.

(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 registration statement.

(4)	Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.’s Form 8-K.

(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 registration statement.

(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.

(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.

(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.

(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.

(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.

(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K

(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.

(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.

(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.

(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.

(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.

(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.

(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.

(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.

(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K/A #1.

(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.

(21.1)	Denotes previously filed exhibits: filed on February 7, 2006 with Xfone, Inc.’s Form SB-2 Amendment 3.

(22)	Denotes previously filed exhibit: filed on March 15, 2006 with Xfone, Inc.’s Form 8-K.

(22.1)	Denotes previously filed exhibit: filed on March 31, 2006 with Xfone, Inc.’s Form 10-KSB.

(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.

(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.

(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.

(26)	[Reserved.]

(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.

(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.

(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.

(30)	Denotes previously filed exhibits: filed on November 30, 2006 with Xfone, Inc.’s Form SB-2.

(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.

(32)	Denotes previously filed exhibit: filed on February 5, 2007 with Xfone, Inc.’s Form 8-K.

(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.

(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.

(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.

(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.

(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.

(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.

(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.

(40)	Denotes previously filed exhibit: filed on October 25, 2007 with Xfone, Inc.’s Form 8-K.

(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.

(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.

(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.

(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.

(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.

(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.

(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.

ITEM 14.	Principal Accountant Fees and Services

Our Audit Committee pre-approved all audit and non-audit services provided to us and during the periods listed below. The Audit Committee approves discrete projects on a case-by-case basis that may have a material effect on our operations and also considers whether proposed services are compatible with the independence of the public accountants.

Audit Fees

The aggregate fees billed for the fiscal year ended December 31, 2007, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the interim financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows: we paid Stark Winter Schenkein & Co., LLP $122,300.

Audit-Related Fees

None

Tax Fees

The aggregate fees billed for the fiscal year ended December 31, 2007, for professional services rendered by the principal accountant, related to the filing of tax reports of Xfone, Inc. and Xfone USA, Inc. in the United States, were as follows: we paid Stark Winter Schenkein & Co., LLP $28,500.

All Other Fees

The aggregate fees billed for the fiscal year ended December 31, 2007, for professional services rendered by the principal accountant, related to the filing of the Company’s registration statement on Form SB-2, Current Reports on form 8-K and 14A proxy statement during 2007, were as follows: we paid Stark Winter Schenkein & Co., LLP $7,000.

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

XFONE, INC.
Date: March 31, 2008	By:	/s/ Guy Nissenson
Guy Nissenson President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Abraham Keinan	Chairman of the Board	March 31, 2008
Abraham Keinan
/s/Guy Nissenson	President, Chief Executive Officer, and Director	March 31, 2008
Guy Nissenson
/s/ Itzhak Almog	Director and Chairman of the Audit Committee and the Nominating Committee	March 31, 2008
Itzhak Almog
/s/Eyal J. Harish	Director	March 31, 2008
Eyal J. Harish
/s/ Israel Singer	Director and member of the Audit Committee	March 31, 2008
Israel Singer
/s/ Niv Krikov	Treasurer, Chief Financial Officer, and Principal Accounting Officer	March 31, 2008
Niv Krikov

INDEX TO EXHIBITS

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited.(1)
3.1	Articles of Incorporation of the Company.(1)
3.2a	Bylaws of the Company.(1)
3.2b	Amended Bylaws of the Company.(4)
3.3	Memorandum of Association of Swiftnet Limited.(1)
3.4	Articles of Association of Swiftnet Limited.(1)
3.6	Bylaws of Xfone USA, Inc.(7)
3.8.	Amended and Restated Bylaws of the Company dated March 12, 2006.(22)
3.9	Reamended and Restated Bylaws of the Company dated February 5, 2007.(32)
4.	Specimen Stock Certificate.(1)
5.	Opinion of Gersten Savage LLP.(30) (21.1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)

10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd.(1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited.(2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited.(2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
10.16
As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Platinum Partners Value Arbitrage Fund LP, Countrywide Partners LLC and WEC Partners LLC.(6)

10.17
As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Simon Langbart, Robert Langbart, Arik Ecker, Zwi Ecker, Michael Derman, Errol Derman, Yuval Haim Sobel, Zvi Sobel, Tenram Investment Ltd., Michael Zinn, Michael Weiss.(6)

10.18
As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Southridge Partners LP and Southshore Capital Fund Ltd.(6)

10.19	As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Crestview Capital Master LLC.(6)
10.20
As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Adam Breslawsky, Oded Levy, Michael Epstein, Steven Frank, Joshua Lobel, Joshua Kazan and The Oberon Group LLC.(6)

10.21	Newco (Auracall Limited) Formation Agreement.(6)
10.22	Agreement with ITXC Corporation.(6)
10.23	Agreement with Teleglobe International.(6)
10.23.1	Amendment to Agreement with Teleglobe International.(6)

10.24	Agreement with British Telecommunications.(6)
10.25	Agreement with Easyair Limited (OpenAir).(6)
10.26	Agreement with Worldnet.(6)
10.27	Agreement with Portfolio PR.(6)
10.28	Agreement with Stern and Company.(6)
10.29	Letter to the Company dated December 31, 2003, from Abraham Keinan.(6)
10.30	Agreement between Swiftnet Limited and Dan Kirschner.(8)
10.31	Agreement and Plan of Merger.(7)
10.32	Escrow Agreement.(7)
10.33	Release Agreement.(7)
10.34	Employment Agreement date March 10, 2005, between Xfone USA, Inc. and Wade Spooner.(7)
10.35	Employment Agreement date March 10, 2005, between Xfone USA, Inc. and Ted Parsons.(7)
10.36	First Amendment to Agreement and Plan of Merger (to acquire WS Telecom, Inc.).(11)
10.37	Finders Agreement with The Oberon Group, LLC.(11)
10.38	Agreement with The Oberon Group, LLC.(11)
10.39	Management Agreement between WS Telecom, Inc. and Xfone USA, Inc.(8)
10.40	Engagement Letter to Tommy R. Ferguson, Confidentiality Agreement, and Executive Inventions Agreement dated August 19, 2004.(11)
10.41	Voting Agreement dated September 28, 2004.(11)
10.42	Novation Agreement executed September 27, 2004.(11)
10.43	Novation Agreement executed September 28, 2004.(11)
10.44	Investment Agreement dated August 26, 2004, with Ilan Shoshani.(12)
10.44.1	Addendum and Clarification to the Investment Agreement with Ilan Shoshani dated September 13, 2004.(12)
10.45	Agreement dated November 16, 2004, with Elite Financial Communications Group.(13)
10.46	Financial Services and Business Development Consulting Agreement dated November 18, 2004, with Dionysos Investments (1999) Ltd.(13)
10.47	Agreement and Plan of Merger to acquire I-55 Internet Services, Inc. dated August 18, 2005.(14)
10.48	Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC dated August 26, 2005.(15)
10.49	Securities Purchase Agreement, dated September 27, 2005, by and between the Company and Laurus Master Fund, Ltd.(16)
10.50
Secured Convertible Term Note, dated September 27, 2005, by the Company in favor of Laurus Master Fund, Ltd.; Adjustment Provision Waiver Agreement, dated September 27, 2005, by and between the Company and Laurus Fund, Ltd.(16)

10.51	Common Stock Purchase Warrant, dated September 27, 2005, by the Company in favor of Laurus Master Fund, Ltd.(16)

10.52	Registration Rights Agreement, dated September 27, 2005, by and between the Company and Laurus Master Fund, Ltd.(16)
10.53	Master Security Agreement, dated September 27, 2005, by and between the Company, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc., and Laurus Master Fund, Ltd.(16)
10.54	Stock Pledge Agreement, dated September 27, 2005, by and between the Company, Xfone USA, Inc., and Laurus Master Fund, Ltd.(16)
10.55	Subsidiary Guarantee dated September 27, 2005, by Xfone USA, Inc., eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. in favor of Laurus Master Fund, Ltd.(16)
10.56	Funds Escrow Agreement, dated September 27, 2005, by and between the Company, Laurus Master Fund, Ltd. and Loeb & Loeb LLP; Disbursement Letter, dated September 27, 2005.(16)
10.57	Incremental Funding Side Letter, dated September 27, 2005, by and between the Company and Laurus Master Fund, Ltd.(16)
10.58
Securities Purchase Agreement dated September 28, 2005, by and between the Company and Crestview Capital Mater, LLC, Burlingame Equity Investors, LP, Burlingame Equity Investors II, LP, Burlingame Equity Investors (Offshore), Ltd., and Mercantile Discount - Provident Funds.(16)

10.59
Registration Rights Agreement, dated September 28, 2005, by and between the Company and Crestview Capital Mater, LLC, Burlingame Equity Investors, LP, Burlingame Equity Investors II, LP, Burlingame Equity Investors (Offshore), Ltd., and Mercantile Discount - Provident Funds.(16)

10.60
Common Stock Purchase Warrant, dated September 28, 2005, by the Company in favor of the Crestview Capital Mater, LLC, Burlingame Equity Investors, LP, Burlingame Equity Investors II, LP, Burlingame Equity Investors (Offshore), Ltd., and Mercantile Discount - Provident Funds.(16)

10.61	Escrow Agreement, dated September 28, 2005, by and between the Company, the Purchasers and Feldman Weinstein LLP.(16)
10.62	Management Agreement dated October 11, 2005.(17)
10.63	First Amendment to Agreement and Plan of Merger (to acquire I-55 Internet Services, Inc.), dated October 10, 2005.(17)
10.64	Letter Agreement with MCG Capital Corporation dated October 10, 2005.(17)
10.65
Securities Purchase Agreement, dated November 23, 2005, between the Company and Mercantile Discount - Provident Funds, Hadar Insurance Company Ltd., The Israeli Phoenix Assurance Company Ltd. and Gaon Gemel Ltd.(18)

10.66
Registration Rights Agreement, dated November 23, 2005, between the Company and Mercantile Discount - Provident Funds, Hadar Insurance Company Ltd., The Israeli Phoenix Assurance Company Ltd. and Gaon Gemel Ltd.(18)

10.67
Common Stock Purchase Warrant, dated November 23, 2005, by the Company in favor of Mercantile Discount - Provident Funds, Hadar Insurance Company Ltd., The Israeli Phoenix Assurance Company Ltd. and Gaon Gemel Ltd.(18)

10.68
Escrow Agreement, dated November 23, 2005, between the Company, the Escrow Agent, and Mercantile Discount - Provident Funds, Hadar Insurance Company Ltd., The Israeli Phoenix Assurance Company Ltd. and Gaon Gemel Ltd.(18)

10.69	Management Agreement with I-55 Telecommunications, LLC dated October 12, 2005.(19)
10.70	Agreement - General Terms and Conditions with EBI Comm, Inc., dated January 1, 2006.(21)
10.71	Asset Purchase Agreement with Canufly.net, Inc., dated January 10, 2006.(21)

10.72	Stock Purchase Agreement dated May 10, 2006, by and among the Company, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited.(23)
10.73	Agreement dated May 25, 2006, by and among the Company and the shareholders of Equitalk.co.uk Limited.(24)
10.74	Securities Purchase Agreement, dated June 19, 2006, by and between the Company and the Purchasers.(25)
10.75	Registration Rights Agreement, dated June 19, 2006, by and between the Company and the Purchasers.(25)
10.76	Common Stock Purchase Warrant, dated June 19, 2006, by the Company in favor of the Purchasers.(25)
10.77	Escrow Agreement, dated June 19, 2006, by and between the Company, the Escrow Agent, and the Purchasers.(25)
10.78	Form of Indemnification Agreement between the Company and its Directors and Officers.(27)
10.79	Agreement to Purchase Promissory Note dated October 31, 2005, with Randall Wade James Tricou.(27)
10.80	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Tricou Construction.(27)
10.81	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Estates.(27)
10.82	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Utility.(27)
10.83	Agreement to Purchase Promissory Note dated February 3, 2006, with Danny Acosta.(27)
10.84	Letter Agreement dated November 15, 2005, with Oberon Securities, LLC.(27)
10.85	Letter Agreement dated June 15, 2006, with Oberon Securities, LLC.(27)
10.86	Second Amendment to Agreement and Plan of Merger (to acquire WS Telecom, Inc.), dated June 28, 2006.(27)
10.87	General Contract for Services dated January 1, 2005, by and between the Company and Swiftnet Limited.(27)
10.88	Service Agreement dated December 6, 2005, by and between the Company and Elite Financial Communications Group, LLC.(27)
10.89	Agreement for Market Making in Securities dated July 31, 2006, by and between the Company and Excellence Nessuah Stock Exchange Services Ltd.(27)
10.90	Shareholders Loan Agreement, dated September 27, 2006, by and between Auracall Limited, Swiftnet Limited, and Dan Kirschner.(28)
10.91	Service Agreement, dated November 7, 2006, by and between the Company and Institutional Marketing Services, Inc.(28)
10.92	Consultancy Agreement, dated November 20, 2006, by and between the Company and Crestview Capital Partners, LLP.(29)
10.93	Agreement dated December 24, 2006, by and between the Company, Halman-Aldubi Provident Funds Ltd., and Halman-Aldubi Pension Funds Ltd. [translation from Hebrew].(31)
10.94	First Amendment to Financial Services and Business Development Consulting Agreement dated February 8, 2007, by and between the Company and Dionysos Investments (1999) Ltd.(33)
10.95	Agreement dated February 8, 2007, by and between the Company, Swiftnet Limited, Campbeltown Business, Ltd., and Mr. Abraham Keinan.(33)
10.96	First Amendment to General Contract for Services, dated March 14, 2007, by and between the Company and Swiftnet Limited.(34)
10.97	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Abraham Keinan.(34)

10.98	Consulting Agreement, dated March 28, 2007, between the Company and Abraham Keinan. (34)
10.99	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Guy Nissenson.(34)
10.100	Consulting Agreement, dated March 28, 2007, between the Company and Guy Nissenson.(34)
10.101	Settlement Agreement and Release dated May 31, 2007, by and among Embarq Logistics, Inc, Xfone USA, Inc. and the Company.(35)
10.102	Promissory Note dated May 31, 2007, by Xfone USA, Inc.(35)
10.103	Parent Guarantee dated as of May 31, 2007 by the Company in favor of Embarq Logistics, Inc.(35)
10.104	Share Purchase Agreement dated August 15, 2007, by and between Dan Kirschner, as Seller, Swiftnet Limited, as Buyer, and Xfone, Inc.(36)
10.105	Inter-Company Loan Agreement dated August 15, 2007, by and between Auracall Limited, as Lender, and Swiftnet Limited, as Borrower.(36)
10.106	Stock Purchase Agreement dated August [20], 2007, by and among the Company, NTS Communications, Inc., and the Shareholders of NTS Communications, Inc.(37)
10.107	Letter of Joint Venture dated June 15, 2007, by and among the Company and NTS Holdings, Inc.(37)
10.107.1	Form of Free Cash Flow Participation Agreement to be Entered into between the Company and NTS Holdings, Inc. Upon Consummation of the Acquisition.(37)
10.107.2	Form of Employment Agreement to be entered into between NTS Communications, Inc. and Barbara Baldwin upon Consummation of the Acquisition.(37)
10.107.3	Form of Employment Agreement to be entered into between NTS Communications, Inc. and Jerry Hoover upon Consummation of the Acquisition.(37)
10.107.4	Form of Employment Agreement to be entered into between NTS Communications, Inc. and Brad Worthington upon Consummation of the Acquisition.(37)
10.108	Employment Contract signed on August 26, 2007, by and between the Company’s Israeli based Subsidiary Xfone 018 ltd. and Roni Haliva.(38)
10.109	Subscription Agreement for the Purchase of Shares of Common Stock of the Company Dated October 23, 2007.(39)
10.110	Subscription Agreement for the Purchase of Shares of Common Stock of the Company Dated November 1, 2007.(41)
10.111	Form of Subscription Agreement for the Purchase of Units Consisting of Two Shares of Common Stock and One Common Stock Purchase Warrant.(42)
10.112	Form of Common Stock Purchase Warrant.(42)
10.113	First Amendment to Stock Purchase Agreement.(43)
10.114.1	Employment agreement dated as of February 26, 2008, by and among NTS Communications, Inc. and Barbara Baldwin.(44)
10.114.2	Employment agreement dated as of February 26, 2008, by and among NTS Communications, Inc. and Jerry Hoover.(44)
10.114.3	Employment agreement dated as of February 26, 2008, by and among NTS Communications, Inc. and Brad Worthington.(44)
10.115	Free cash flow participation agreement dated as of February 26, 2008, by and among Xfone, Inc. and NTS Holdings, Inc.(44)
10.116
Escrow agreement dated as of February 26, 2008, by and among Xfone, Inc., Chris Chelette, Robert Healea and Kevin Buxkemper the NTS shareholders representatives, and Trustmark National Bank, as Escrow Agent.(44)

10.117	Release, effective as of February 26, 2008, entered into by each of Barbara Baldwin, Jerry Hoover and Brad Worthington(44)

10.118
Noncompetition, nondisclosure and nonsolicitation agreement dated as of February 26, 2008, by and among Xfone, Inc., Telephone Electronics Corporation, Joseph D. Fail, Chris Chelette, Robert Healea, Joey Garner, and Walter Frank.(44)

10.119
Second amendment to stock purchase agreement entered into by each of February 26, 2008 by and among Xfone, Inc., NTS Communications, Inc. and Chris Chelette, Robert Healea and Kevin Buxkemper, as the NTS shareholders representatives.(44)

10.120	Modification of Financial Consulting Agreement between Xfone, Inc. and Oberon Securities, LLC in connection with NTS Communications Transaction.(45)
10.121	Fees Due to Oberon Securities, LLC from Xfone, Inc. in connection with services provided in conjunction with the acquisition of NTS Communications, Inc.(45)
10.122	Agreement of Principles dated March 17, 2008 by and between Xfone 018 Ltd. and Tiv Taam Holdings 1 Ltd. [Free Translation from Hebrew].(46)
10.123	Compromise Agreement dated March 25, 2008, between Xfone, Inc., Story Telecom, Inc., Story Telecom Limited, Trecastle Holdings Limited and Nir Davison.(47)
10.124	Securities Purchase Agreement dated March 25, 2008, between Xfone, Inc., Trecastle Holdings Limited and Nir Davison.(47)
16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C. to the Securities and Exchange Commission.(20)
21.1	List of Subsidiaries (Amended as of March 31, 2008)
23	Consent of Stark, Winter, Schenkein & Co., LLP
23.1	Consent of Chaifetz & Schreiber, P.C.(30) (22.1)
23.2	Consent of Gersten Savage LLP - incorporated in the legal opinion filed as Exhibit 5.
23.3	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006.(21.1)
23.4	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006.(21.1)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 registration statement.

(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 registration statement.

(4)	Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.’s Form 8-K.

(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 registration statement.

(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.

(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.

(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.

(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.

(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.

(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K

(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.

(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.

(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.

(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.

(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.

(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.

(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.

(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.

(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K/A #1.

(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.

(21.1)	Denotes previously filed exhibits: filed on February 7, 2006 with Xfone, Inc.’s Form SB-2 Amendment 3.

(22)	Denotes previously filed exhibit: filed on March 15, 2006 with Xfone, Inc.’s Form 8-K.

(22.1)	Denotes previously filed exhibit: filed on March 31, 2006 with Xfone, Inc.’s Form 10-KSB.

(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.

(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.

(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.

(26)	[Reserved.]

(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.

(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.

(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.

(30)	Denotes previously filed exhibits: filed on November 30, 2006 with Xfone, Inc.’s Form SB-2.

(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.

(32)	Denotes previously filed exhibit: filed on February 5, 2007 with Xfone, Inc.’s Form 8-K.

(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.

(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.

(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.

(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.

(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.

(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.

(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.

(40)	Denotes previously filed exhibit: filed on October 25, 2007 with Xfone, Inc.’s Form 8-K.

(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.

(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.

(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.

(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.

(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.

(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.

(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.