Form 10KSB/A
period 2007-12-31
XFONE INC
filed 2008-04-15
CIK 1126216

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

EXPLANATORY NOTE

This amendment on Form 10-KSB/A (Amendment No. 1) amends the Annual Report on Form 10-KSB (the “Original Report”) of Xfone, Inc. (the “Company”) for the fiscal year ended December 31, 2007, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2007, and is being filed to:

•
revise Item 6 (Management’s Discussion and Analysis or Plan of Operation) to make certain typographical and rounding corrections as well as changes to conform this disclosure to the final financial statements;

•
revise Item 7 (Financial Statements) to make certain typographical and formatting corrections, and to make certain rounding changes including in the number of shares outstanding on a fully diluted basis used for purposes of calculating EPS;

•	revise the Report of the Independent Registered Public Accounting Firm included within Item 7 of the Original Report, to include the date of such report which was inadvertently omitted; and
•	file Exhibit 21.1, List of Subsidiaries, which was inadvertently omitted from the Original Report.

The Company does not believe any such changes are material.

In accordance with the rules of the SEC, the Company has set forth herein the complete texts of Items 6, 7 and 13 (Exhibits), and Exhibit 21.1 in their entirety.  The Company has also included an updated Consent of the Independent Registered Public Accounting Firm as Exhibit 23. In addition, updated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1.

This Amendment No. 1 is limited to the items of the Original Report set forth above and does not amend, update, or change any other items or disclosures contained in the Original Report. Accordingly, all other items that remain unaffected are omitted in this filing. The amendments to the Original Report reflected in this Amendment No. 1 did not result in a change to, or restatement of, the financial statements or other financial information included in the Original Report. The filing of this Amendment No.1 shall not be deemed an admission that the Original Report, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

ITEM 6.	Management’s Discussion and Analysis or Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On December 13, 2007 (the “Date of Issuance”), the Company accepted offers, for the issuance of securities to Israeli institutional investors, for total gross proceeds of NIS 100,382,100 (approximately $25,562,032) par value bonds (Series A) (the “Bonds”). The Bonds are issued for an amount equal to their par value.  A summary of the main terms of the Bonds follows:

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

The purchase price for the acquisition set forth in the NTS Purchase Agreement was approximately $42,000,000 (excluding acquisition related costs), plus (or less) (i) the difference between NTS’ estimated working capital and the working capital target for NTS as set forth in the NTS Purchase Agreement, and (ii) the difference between amounts allocated by NTS for its fiber optic network build-out project anticipated in Texas and any indebtedness incurred by NTS in connection with this project, each of which was subject to our advance written approval.  After applying this formula, the final aggregate purchase price was calculated as $41,900,000, and was paid as follows:

o	$35,414,715 was paid in cash; and

o
2,366,892 shares of our common stock were issued to certain NTS Sellers who elected to reinvest all or a portion of their allocable sale price in our Common Stock, pursuant to the terms of the NTS Purchase Agreement. Our Board of Directors determined, in accordance with the NTS Purchase Agreement, the number of shares of our Common Stock to be delivered to each participating NTS Seller by dividing the portion of such NTS Seller’s allocable sale price that the NTS Seller elected to receive in shares of our Common Stock by 93% of the average closing price of our Common Stock on the American Stock Exchange for the ten consecutive trading days preceding the trading day immediately prior to the Closing Date (i.e., $2.74). The aggregate sales price reinvested by all such NTS Sellers was $6,485,285.

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

In connection with the closing of the acquisition on February 26, 2008, the Company issued 2,366,892 shares of the Company’s Common Stock to certain NTS Shareholders who elected to reinvest all or a portion of their allocable sale price in the Company’s Common Stock, pursuant to the terms of the Purchase Agreement.  The Company’s Board of Directors determined, in accordance with the Purchase Agreement, the number of shares of the Company’s Common Stock to be delivered to each participating NTS Shareholder by dividing the portion of such NTS Shareholder’s allocable sale price that the NTS Shareholder elected to receive in shares of the Company’s Common Stock by 93% of the average closing price of the Company’s Common Stock on the American Stock Exchange for the ten consecutive trading days preceding the trading day immediately prior to the Closing Date (i.e., $2.74).  The aggregate sales price reinvested by all such NTS Shareholders was $6,485,285. The offering of the shares of Common Stock to the NTS Shareholders was not registered under the Securities Act of 1933, as amended and the NTS Shareholders do not have any registration rights with respect to the shares they received pursuant to this offering.

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

In 2007, approximately 18.2% of our revenues were derived from our operations in Israel.

Xfone 018 is operating with significantly lower overhead than its three competitors in the Israeli market by utilizing and building on our previous business models. We therefore believe that Xfone 018 will increase its market share in the international communication market, will generate a greater part of our revenues and will have a major contribution to our expected growth.

Our primary geographic markets are the United Kingdom, the United States and Israel.  However, we serve customers worldwide.

Comparison Financial Information Years ended December 31, 2007 and 2006 - Percentage of Revenues:

	Year Ended December 31,
	2007	2006
Revenues	100%	100%
Cost of Revenues	-44%	-58%
Gross Profit	56%	42%
Operating Expenses:
Research and Development	0%	0%
Marketing and Selling	-24%	-13%
General and Administrative	-28%	-26%
Non- recurring loss	-6%	0%
Total Operating Expenses	58%	-39%
Income (loss) before Taxes	-4%	2%
Net Income	-3%	2%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Revenues. Revenues for the year ended December 31, 2007 increased 18% to $44,723,934 from $37,914,037 for the same period in 2006. The increase in our revenues is primarily attributable to the operation of Xfone UK and Xfone 018. During 2007, the revenues of Xfone UK increased 43% to $24,263,610 from $16,951,119 for the same period in 2006. The increase in revenues in the U.K. is mainly a result of increased marketing activity and on-going product improvements. Despite the sharp increase in the revenues in the UK, Xfone UK suffered a slow down during the fourth quarter due to a change in the tariff structure by one of the local mobile operators. During the fourth quarter, Xfone UK suffered a decrease in sales attributable to a change in the tariff structure by a local mobile operator. A high proportion of Xfone UK's customers have mobile phones from this operator and use Xfone's services by dialing an Xfone access number from their mobile phone. During the fourth quarter, the mobile operator changed the pricing on the access numbers, so that they were no longer cost effective for customers to dial. This change affected not only Xfone, but all alternative suppliers of international calls in the UK. Xfone UK undertook a marketing campaign to promote its other services to these customers, to allow them to connect via alternative, low cost access numbers. This has been successful in terms of migrating customers, and the number of minutes switches by the company is growing well. However, these alternative products generate a lower level of sales and margin per minute than the original products.

During 2007, revenues of Xfone 018 increased by 49% to $8,169,433 from $5,488,712 for the same period in 2006. The increase in revenues of Xfone 018 is mainly a result of a new business strategy, according to which it re-priced its services by distinguishing the rates for its subscribed customers from the rates for its non-subscribed customers, expanding its customer base, and introducing a new product to the market. During 2007, the revenues of Xfone USA decreased 21% to $12,290,891 from $15,474,206 for the same period in 2006. The decrease in revenues is primarily due to the attrition of dialup internet customers and longer than expected commissioning process until revenues is earned.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephony companies and other related charges. Cost of revenues for the year ended December 31, 2007, decreased 10.7% to $19,626,322 from $21,968,998 for the same period in 2006. The decrease in our cost of revenues is primarily attributed to the operations in the UK and Israel. The results of operations of Equitalk and Story Telecom in the UK were consolidated for the full period of 2007 for the first time, and as a result, contributed to the high gross margin in the UK. Commencing August 15, 2007, Auracall's results of operations were consolidated for the first time and contributed high margin to our UK operations. High gross marging contributed by Xfone 018 resulted from the change in the business strategy from the end of 2006. Cost of revenues as a percentage of revenues decreased to approximately 44% in 2007, from approximately 58% in 2006.

As a result of ongoing product improvements, an increase in the sales of higher margin services and strategic change in our pricing policy to segregate between registered and unregistered users in Israel, we achieved a decreased in cost of revenues as percentage of revenues in all our geographic markets, and primarily in the U.K. and Israel where cost of revenues as percentage of revenues decrease to 41.4% and 37%, respectively, in the year ended December 31, 2007, compared to 69.8% and 44.6%, respectively, in the same period in 2006.

GENERAL ANALYSIS

Research and Development. Research and development expenses were $47,609 for the year ended December 31, 2007, which is consistent with our research and development costs of $45,709 during the year ended December 31, 2006. Research and development expenses consist of labor costs of our research and development manager and other related costs. We estimate that research and development expenses will remain in the same level in 2008.

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

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2007, increased 25% to $12,335,759 from $9,927,301 for the same period in 2006. This increase is mainly due to increase in payroll expenses in the U.K., U.S. and Israel. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel and consulting fees.

Non- recurring Loss. On  March 19, 2008, the UK court handed down judgment in the dispute between Swiftnet and MCI and awarded £1,278,942 ($2,564,036) plus legal costs and interest in favour of MCI. The Company's financial statements have carried the full amount Swiftnet calculated that it owed to MCI based on the data held in Swiftnet’s billing systems. The net effect of this judgement including estimation of the Company's legal fees, MCI’s legal costs and interest payable is approximately £1,427,737 ($2,856,803) which is presented as a non-recurring loss in the Statement Of Operations. Swiftnet is in the process of taking legal advice as to whether it will seek an appeal to the English Court of Appeal.

Financing Expenses. Financing expenses, net, for the year ended December 31, 2007, decreased 5% to $515,562 from $540,668 for the same period in 2006. This decrease is mainly due to the repayment of interest bearing loans and balances in the US and Israel.

Net Income (Loss). Net Loss for the year ended December 31, 2007 was $1,283,892 compared with a net income $660,696 for the same period in 2006.  This is primarily due to the non recurring loss and decrease in the U.K.

Earning (Loss) Per Share. Diluted net loss per share of common stock for the year ended December 31, 2007 was $0.109 compared to diluted net profit of 0.065 for the same period in 2006.

BALANCE SHEET

Comparison of the balance sheet as of December 31, 2007 and December 31, 2006

Current Assets. Current assets amounted to $41,269,446 as of December 31, 2007, as compared with $10,291,475 as of December 31, 2006. The increase in the current assets is mainly attributable to the increase in cash in the amount of $4,617,216 provided mainly by operating expenses, an increase in restricted cash in the amount of $25,562,032 provided by issuance of debentures, and accrued expenses incurred in connection with the debentures issuance and with the judgment handed down against Swiftnet in its dispute with MCI.

Fixed Assets. Fixed assets net, amounted to $5,747,758 as of December 31, 2007, as compared with $4,466,048 as of December 31, 2006.

Current Liabilities. As of December 31, 2007, current liabilities amounted to $18,061,934 as of December 31, 2007, as compared with $11,220,856 as of December 31, 2006.

Long-term liabilities. As of December 31, 2007, long-term liabilities amounted to $23,279,296 as of December 31, 2007, as compared with $2,333,830 as of December 31, 2006.

The increase in both current and long term liabilities is mainly attributed to the issuance of debentures in December 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of December 31, 2007, amounted to $5,835,608 compared to $1,218,392 as of December 31, 2006, an increase of $4,617,216. Net cash provided by operating activities in the year ended December 31, 2007, was $4,839,731. Cash used for investing activities in the year ended December 31, 2007, was $27,413,190. Net cash provided by financing activities for the year ended December 31, 2007, was $27,530,225, mainly attributable to issuance of shares and warrants for cash of $7,465,555, the repayment of financial obligations of $1,051,079, the decrease in short-term bank credit of $1,821,597 and the issuance of debentures of $22,821,827, net of issuance expenses.

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

The minimum future lease payments are:

Date
2008	$89,654
2009	$31,893

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

Our U.S. subsidiary, Xfone USA, Inc., has certain loan facilities with certain liens on our fixed assets in the form of installment loan agreements. The total aggregate amount of these loans as of December 31, 2007 is 327,587.

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

Our Israel based subsidiary, Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel in order to finance its activities. As of June 30, 2007, the credit facilities include a revolving credit line of 500,000 NIS ($127,453), a short-term credit line of 2,250,000 NIS ($573,541), and long-term credit line of 1,290,000 NIS ($328,830). In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS ($802,957) to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; (b) a fixed charge on its telecommunication equipment (including switches); (c) subordination of a Term Note of $800,000. This Term Note was executed in July 2004 by Xfone 018 in favor of the Company; (d) assignment of rights by way of pledge on the Partner Communications Company Ltd. contract, the Cellcom Israel Ltd. contract, the Pelephone Communications Ltd. contract, and the credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson, which includes a pledge on 1,000,000 shares of common stock of the Company owned by Mr. Keinan, and an undertaking to provide Bank Hapoalim with an additional financial guarantee of up to $500,000 under certain circumstances. We agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral; (f) We and Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank; (g) subordination of the Minority Partner Loan (as defined below). As of December 31, 2007, we have a balance due of 2,365,447 NIS ($615,041) under the credit facility.

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

As of December 31, 2007, our Israeli subsidiary activities were financed by the shareholders loans and by using 2,365,447 NIS ($615,041) of the credit facility from Bank Hapoalim.

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

On December 13, 2007, the Company accepted offers, for the issuance of securities to Israeli institutional investors, for total gross proceeds of NIS 100,382,100 (approximately $25,562,032) par value bonds (Series A) (the “Bonds”). The Bonds were issued for an amount equal to their par value.  A summary of the main terms of the Bonds is described above under "Overview".

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

Effective January 1, 2007, we changed our functional and reporting currency from the Great Britain Pounds ("GBP") to the U.S. dollar for the reason that the majority of our transactions and balances are denominated in U.S. dollars. Consistent with SFAS No. 52 “Foreign Currency Translation,” the change in functional currency will be accounted for prospectively; therefore, there is no effect on our historical consolidated financial statements. The translated amounts for non-monetary assets at December 31, 2006 became the accounting basis for those assets as of January 1, 2007. 54.3% and 18.2% of our revenues in the 2007 were derived from our U.K. and Israeli operations, respectively. In 2007, approximately 32% of the direct traffic costs in Israel were in GBP and the rest were in New Israeli Shekels (“NIS”).

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
CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2007
CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Xfone, Inc.

We have audited the accompanying consolidated balance sheet of Xfone, Inc. as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Xfone 018, Ltd., a 69% owned subsidiary, which statements reflect 5.5% of total consolidated assets as of December 31, 2007 and 18.3% of consolidated revenues for the year ended December 31, 2007. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Xfone 018, Ltd. as of December 31, 2007 and for the year ended December 31, 2007 and 2006 is based solely on the report of the other auditor.

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

/s/ Stark Winter Schenkein & Co., LLP
Stark Winter Schenkein & Co., LLP
Denver, Colorado
March 31, 2008

Xfone, Inc. and Subsidiaries

BALANCE SHEET

December 31,
2007

CURRENT ASSETS:

Cash	$5,835,608
Restricted cash	25,562,032
Accounts receivable, net	5,886,499
Prepaid expenses and other receivables (Note 3)	3,985,307

Total current assets	41,269,446

MINORITY INTEREST	7,190

LONG TERM ASSETS (including $1,753,503 of bonds issuance cost, net)	2,076,061

FIXED ASSETS, NET (NOTE 4)	5,747,758

OTHER ASSETS, NET (NOTE 5)	17,948,872

Total assets	$67,049,327

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

BALANCE SHEET

December 31,
2007

CURRENT LIABILITIES:
Notes payable - current portion (Note 7)	$1,094,339
Trade payables	8,287,420
Other liabilities and accrued expenses (Note 6)	5,322,045
Obligations under capital leases - current portion (note 9)	89,654
Current maturities of Bonds (note 8)	3,268,476
Total current liabilities	18,061,934

DEFERRED TAXES (NOTE 10)	1,103

NOTES PAYABLE (NOTE 7)	1,013,808

BONDS (NOTE 8)	22,083,892

OBLIGATIONS UNDER CAPITAL LEASES (NOTE 9)	31,893

SEVERANCE PAY	148,600

Total liabilities	41,341,230

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 11)

SHAREHOLDERS' EQUITY:

Common stock:
75,000,000 shares authorized
13,467,928 issued and outstanding	13,468
Contributions in excess of par value	26,494,985
Foreign currency translation adjustment	(1,564,814)
Deferred stock compensation	(295,155)
Retained earnings	1,059,613

Total shareholders' equity	25,708,097

Total liabilities and shareholders' equity	$67,049,327

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF OPERATIONS
	Years Ended
	December 31,
	2007	2006

Revenues	$44,723,934	$37,914,037
Cost of revenues	19,626,322	21,968,998

Gross profit	25,097,612	15,945,039

Operating expenses:
Research and development	47,609	45,709
Marketing and selling	10,886,883	4,937,007
General and administrative	12,335,759	9,927,301
Non- recurring loss (note 11)	2,856,803	-

Total operating expenses	26,127,054	14,910,017

Operating profit (loss)	(1,029,442)	1,035,022
Financing expenses, net	(515,562)	(540,688)
Equity in income of affiliated company	132,867	60,574
Loss from a change of holding of affiliated company	-	(58,472)
Other income	-	84,723

Income (loss) before minority interest and taxes	(1,412,137)	581,159

Minority interest	(297,860)	81,802

Income (loss) before taxes	(1,709,997)	662,961

Income tax benefit (expense)	426,105	(2,265)

Net income (loss)	$(1,283,892)	$660,696

Basic net profit (loss) per share	$(0.109)	$0.065

Diluted net profit (loss) per share	$(0.109)	$0.065

Weighted average number of shares used for computing:
Basic profit (loss) per share	11,777,645	10,135,874

Diluted profit (loss) per share	11,777,645	10,135,874

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2006 and 2007

	Number of Ordinary Shares	Share Capital	Contributions in excess of par value	Foreign currency translation adjustments	Deferred Stock Compensation	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2006	8,172,671	$8,684	$8,354,964	$(228,043)	$-	$1,682,809	$9,818,414
Deferred stock compensation, net	-	-	739,131	-	(739,131)	-	-
Amortization of deferred compensation	-	-	-	-	227,738	-	227,738
Redemption of stock	(100,000)	(100)	(269,762)	-	-	-	(269,862)
Stock issued during the period, net of issuance expenses :
For services	40,629	47	27,381	-	-	-	27,428
For cash	663,825	709	1,020,717	-	-	-	1,021,426
For acquisitions	1,544,761	1,610	5,920,870	-	-	-	5,922,480
For loan repayment	831,931	204	2,790,652	-	-	-	2,790,856
Warrants granted to consultants for services and others	-	-	425,740	-	-	-	425,740
Currency translation	-	-	-	(1,152,658)	-	-	(1,152,658)
Net income	-	-	-	-	-	660,696	660,696

Balance at December 31, 2006	11,153,817	$11,154	$19,009,693	$(1,380,701)	$(511,393)	$2,343,505	$19,472,258

Balance at January 1, 2007	11,153,817	$11,154	$19,009,693	$(1,380,701)	$(511,393)	$2,343,505	$19,472,258
Deferred stock compensation, net	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	216,238		216,238
Stock issued during the period, net oof	-	-	-	-	-	-	-
of issuance expenses :
For cash	2,294,828	2,295	6,489,955	-	-	-	6,492,250
For acquisitions	20,026	20	(20)	-	-	-	-
Exercise of options options	6,300	6	22,044	-	-	-	22,050
Shares cancelled	(7,043)	(7)	7	-	-	-	-
Fair value of warrants granted to bonds holders	-	-	973,306	-	-	-	973,306
Currency translation	-	-	-	(184,113)	-	-	(184,113)
Net loss	-	-	-	-	-	(1,283,892)	(1,283,892)

Balance at December 31, 2007	13,467,928	$13,468	$26,494,985	$(1,564,814)	$(295,155)	$1,059,613	$25,708,097

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31 ,
	2007	2006
Cash flow from operating activities:
Net income (loss)	$(1,283,892)	$660,696
Adjustments required to reconcile net income
to net cash provided by (used in)
operating activities:
Depreciation and amortization	1,211,798	1,092,085
Compensation in connection with the issuance of warrants and options issued for professional services	216,238	255,166
Minority interest	297,860	(81,802)
Currency differences on convertible notes and loans	-	368
Loss from a change of holding of affiliated company	-	58,472
Changes in earnings of equity investments	(132,868)	(60,574)
Decrease (increase) in account receivables	2,796,353	(1,335,519)
Decrease (increase) in long term assets	373,258	-
Decrease (increase) in other receivables	(1,703,548)	771,517
Decrease in shareholder loans receivable	-	242,847
Increase (decrease) in trade payables	663,601	(1,305,973)
Increase (decrease) in other liabilities and accrued expenses	2,523,797	(390,947)
Increase (decrease) in severance pay	57,160	63,305
Decrease in deferred taxes	(180,026)	(51,657)

Net cash provided by (used in) operating activities	4,839,731	(82,016)

Cash flow from investing activities:
Investment in short- term deposit	(24,998,173)	-
Purchase of other assets	-	(1,258)
Purchase of equipment	(1,322,908)	(871,998)
Change in prepaid acquisition costs	(479,502)	-
Change in long- term receivables	-	(106,254)
Acquisition of EBI	-	(99,372)
Acquisition of Canufly	-	(506,684)
Acquisition of I-55 Internet Services	-	(104,560)
Acquisition of I-55 Telecommunications	-	(30,196)
Net cash acquired from the acquisition of Equitalk	-	146,878
Net cash acquired from the acquisition of Story Telecom	-	65,579
Net cash acquired from the acquisition of Auracall	(612,607)	-
Net cash (used in) investing activities	(27,413,190)	(1,507,865)

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS (Continued)

	Years Ended
	December 31 ,
	2007	2006

Cash flow from financing activities:
Repayment of long term loans from banks and others	(1,051,079)	(2,544,945)
Increase in capital lease obligation	(105,968)	52,511
Increase (decrease) in short-term bank credit, net	(1,821,597)	240,647
Proceeds from long term loans from banks	199,437	307,412
Repayment of convertible notes	-	(623,812)
Issuance of bonds, net of issuance expenses	22,821,827	-
Proceeds from exercise of options	22,050	-
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	7,465,555	751,564
Net cash provided by (used in) financing activities	27,530,225	(1,816,623)

Effect of exchange rate changes on cash and cash equivalents	(339,550)	(262,660)
Net increase (decrease) in cash and cash equivalents	4,617,216	(3,669,164)

Cash and cash equivalents at the beginning of year	1,218,392	4,887,556
Cash and cash equivalents at the end of year	$5,835,608	$1,218,392

The accompanying notes are an integral part of these consolidated financial statements

Supplemental disclosure of non cash investing and financing activities:

Cash paid for:

Interest paid	$129,308	$290,404

Tax paid	$986	$111,859

Acquisition of EBI	$-	$176,326

Acquisition of Canufly	$-	$354,412

Acquisition of I-55 Internet Services	$-	$3,195,299

Acquisition of I-55 Telecommunication	$-	$818,513

Acquisition of Equitalk	$-	$279,475

Purchase of fixed assets	$830,000	$-

Purchase of fixed assets via capital lease	$26,510	$-

Capitalization of finance expenses related with acquisition costs of NTS Communications	$213,179	$-

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

Xfone's holdings in subsidiaries as of December 31, 2007 were as follows:

•	Swiftnet Limited ("Swiftnet") - wholly owned U.K. subsidiary.

•	Equitalk.co.uk Limited ("Equitalk") - wholly owned U.K. subsidiary.

•	Auracall Limited ("Auracall") - wholly owned U.K. subsidiary of Swiftnet.

•	Xfone USA, Inc. and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. (collectively, " Xfone USA ") - wholly owned U.S. subsidiary.

•	Story Telecom, Inc. and its wholly owned U.K. subsidiary, Story Telecom Limited (collectively, " Story Telecom ") - majority owned U.S. subsidiary, in which Xfone holds a 69.6% ownership share.

•	Xfone 018 Ltd. ("Xfone 018") - majority owned Israeli subsidiary in which Xfone holds a 69% ownership share.

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

 The following table summarizes the fair values of the assets acquired and liabilities assumed, as of July 3, 2006:

Equitalk.co.uk Limited

Current assets, excluding cash acquired	$276,442
Fixed assets	4,251
Other assets	-
Total assets acquired	280,693

Current liabilities	446,478
Long-term liabilities	141,200
Total liabilities	587,678
Net liabilities assumed	$(306,985

Purchase price:
Cash acquired, net	$(155,030
Acquisition costs	13,875
Fair market value of stock and warrant issued	1,420,567
Total	$1,279,412

Goodwill	$1,395,513
Customer relations	$$190,884

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

As of December 31, 2007 the accounts receivable are presented net of an allowance for doubtful accounts of $1,090,572. Bad debt expenses for the years ended 2007 and 2006 are $641,477 and $290,998 respectively.

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
4,025,260

$5,747,758

Note 5 - Other Assets

Cost:
Goodwill	$16,872,088
Customer relations	982,448
Trade name	73,478
License	330,365
18,258,379

Accumulated amortization:
Customer relations	232,475
Trade name	17,145
License	59,887
309,507

Other assets, net	$17,948,872

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

Note 6 - Other Liabilities and Accrued Expenses

Corporate taxes	$62,648
Government authorities	372,156
Payroll and other taxes	94,232
Accrued expense (1)	4,495,861
Others	297,148

$5,322,045

(1) includes accrued expenses related to the issuance of bonds and the private placement during October - December 2007 of $811,676 and accrued legal and interest expenses payable to MCI WorldCom Limited of $1,494,640 (see also note 11).

  Note 7 - Notes Payable

	Annual Interest
	rate

Convertible note (1)	Prime + 1.5%	$623,643
Note payable to others, due on demand, monthly interest payments only	5% - 7%	327,587
Bank loans	0%	50,120
Loans payable over 5 years	Prime + 1.0%	615,041
Loan (2)	Israeli Consumer Price Index + 4.0%	491,756
		2,108,147

less current portion		1,094,339

Long term portion		$1,013,808

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

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

Note 7 - Notes Payable (Cont.)

The notes payable matures as follows:

Year
2008	$1,094,339
2009	325,607
2010	134,307
2011	553,894

$2,108,147

Note 8- Bonds

A.	Issuance of Bonds

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

The Company attributed the composition of the proceeds from the offering as follows:

Bonds Series A (1)	$24,588,726
Stock Purchase Warrants (2)	973,306
Total	$25,562,032

(1)	As of December 31, 2007, the outstanding balance increased by $763,642 due to interest accrued, linkage to the CPI and effect of the exchange rate of the new Israeli Shekel.
(2)	Presented as part of shareholders' equity.

Note 9 - Capital Lease Obligations

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense.

Future minimum lease payments under capital leases as of December 31, 2007 are:

2008	$89,654
2009	31,893

Total	$121,547

Total minimum lease payments	$136,274
Less: amount representing interest	(14,727)

Present value of net minimum lease payment	$121,547

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

 The following table reflects the Company's deferred tax assets and (liabilities):

Deferred Tax Liabilities:
Accelerated tax write off of fixed assets	$1,103

Deferred Tax Assets:
Carry forward losses	363,768
Accrued vacation and severance pay	67,108

Net deferred taxes liabilities	$429,773

The provision for income taxes differs from the amount computed by applying the statutory income tax rates to income before taxes as follows:

Income tax computed at statutory rate	$(628,809)

Effect of tax authority adjustments	35,642
Current income (losses) for which no deferred tax expense (benefit) has been recorded	39,860
Difference between income reported for tax purposes and income for financial reporting purposes - net	30,073
Deferred taxes on losses (utilization of losses)	(506,877)
Taxes on losses for which a valuation allowance was not provided	603,686
Taxes in respect of prior years	320
Provision for income taxes	$(426,105)

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

On 19 March 2008, the court handed down judgment in this dispute and awarded £1,278,942 ($2,564,036) plus legal costs and interest in favour of MCI. The Company's financial statements have carried the full amount Swiftnet calculated that it owed to MCI based on the data held in Swiftnet’s billing systems. The net effect of this judgment including estimation of the Company's legal fees, MCI’s legal costs and interest payable is approximately £1,427,737 ($2,856,803) which is presented as a non-recurring loss in the Statement of Operations. Swiftnet is in the process of taking legal advice as to whether it will seek an appeal to the English Court of Appeal.

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

HH.
On February 26, 2008, the Company completed the issuance of 800,000 Units (as defined below) to XFN-RLSI Investments, LLC, an entity affiliated with Richard L. Scott Investments, LLC, a U.S. institutional investor, and 500,000 Units to certain investors affiliated with or who are customers of Gagnon Securities LLC, pursuant to Subscription Agreements entered into with each of the investors on December 13, 2007.  Each “Unit” consists of two shares of the Company’s Common Stock and one warrant to purchase one share of Common Stock, exercisable for a period of five years from the date of issuance at an exercise price of $3.10 per share.  The Units were sold at a price of $6.20 per Unit, for an aggregate purchase price of $8,060,000, which was held in escrow for the benefit of the Company pending the receipt by the Company of approvals from the American Stock Exchange and the Tel Aviv Stock Exchange for the listing of the shares (including those underlying the warrants), as well as the closing of the acquisition of NTS (see also note 18).

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007

Note 12 - Capital Structure, Stock Options (Cont.)

Shares and Warrants (Cont.)

	Number of warrants	Weighted average exercise price
Warrants outstanding at the beginning of the year	4,622,219	$3.91
Granted	1,486,778	$3.13
Forfeited	(4,838)	$3.38
Warrants outstanding and exercisable at the end of the year	6,104,159	$3.72

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

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007
Note 12 - Capital Structure, Stock Options (Cont.)

Stock Option Plan (Cont.)

	Number of options	Weighted average exercise price
Options outstanding at the beginning of the year	5,350,000	$3.69
Granted (a)	740,000	$3.31
Exercised	(6,300)	$3.50
Forfeited	(368,700)	$3.50
Options outstanding at the end of the year	5,715,000	$3.65

Options vested and exercisable	3,689,063	$3.50

Weighted average fair value of options granted		$1.13

(a) Include options under contractual obligation as specified in note 12L.

The following table summarizes information about options vested and exercisable at December 31, 2007:

	Options vested and exercisable
Range price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price

3.50	3,689,063	4.8	$3.02

Note 13 - Earnings Per Share
	Year Ended December 31 , 2007
	Weighted Average
	Income	Shares	Per Share
			Amounts

Net Income	$(1,283,892)
Basic EPS:
Income available to common stockholders	$(1,283,892)	11,777,645	$(0.109)
Effect of dilutive securities:
Options and warrants (*)	-	-
Diluted EPS:
Income available to common stockholders	$(1,283,892)	11,777,645	$(0.109)

	Year Ended December 31 , 2006
	Weighted Average
	Income	Shares	Per Share
			Amounts

Net Income	$660,696
Basic EPS:
Income available to common stockholders	$660,696	10,135,874	$0.065
Effect of dilutive securities:
Options and warrants (*)	-	-	-
Diluted EPS:
Income available to common stockholders	$660,696	10,135,874	$0.065
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
(**) Due to the consolidation of Auracell Limited these amounts are eliminated in the consolidated report.

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

D.
Mr. Haim Nissenson, father of Mr. Guy Nissenson, our President, Chief Executive Officer, and Director, is the Managing Director of Dionysos Investments. Dionysos Investments is owned and controlled by certain members of the Nissenson family, other than Mr. Guy Nissenson. On February 8, 2007, pursuant to the recommendations of the Audit Committee of the Company and the resolutions of its Board of Directors dated December 25, 2006, and February 4, 2007, the Company and Dionysos Investments entered into a First Amendment to the of the Dionysos Investments Consulting Agreement from earlier date. As a result, Dionysos Investments will be compensated by the Company for the Services provided to the Company in the amount of GBP 8,000 ($16,876) per month, beginning on January 1, 2007 and will entitled for a success fee for any future investments in the Company made by Israeli investors during fiscal year 2007, provided such investments were a direct or indirect result of the Services provided to the Company. The success fee will be equal to 0.5% (half percent) of the gross proceeds of such investments. On January 28, 2008, in accordance with the recommendation of the Audit Committee and in recognition of and following the successful efforts of Dionysos in raising capital for the Company in Israel during the Company’s 2007 fiscal year, the Board of Directors of the Company approved and confirmed by resolution the engagement of Dionysos to serve as the Company’s consultant for the fiscal year ended December 31, 2008 at the same level of compensation which was agreed to and paid for the fiscal year ended December 31, 2007.

E.	The Company has commission agreements with various agents that are entitled to commission of approximately 5%-12% of the total sale amount less any bad debts.

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

Note 17 - Segment Information

The percentage of the Company's revenues is derived from the following Geographical segments:
	Years Ended
	December 31,
	2007	2006
Revenues:
United Kingdom	$24,263,610	$16,951,119
United States	12,290,891	15,474,206
Israel	8,169,433	5,488,712

Total revenues	44,723,934	37,914,037

Cost of revenues
United Kingdom	10,696,915	11,834,466
United States	5,904,797	7,684,708
Israel	3,024,610	2,449,824

Total cost of revenues	19,626,322	21,968,998

Direct Gross Profit:
United Kingdom	13,566,695	5,116,653
United States	6,386,094	7,789,497
Israel	5,144,823	3,038,889

	25,097,612	15,945,039

Operating expenses:
United Kingdom	12,556,993	3,582,173
United States	* 6,466,501	* 6,658,270
Israel	2,963,461	3,209,436

	* 21,986,955	* 13,449,879

Operating Profit:
United Kingdom	1,009,702	1,534,480
United States	* (80,407)	* 1,131,227
Israel	2,181,362	(170,547)

	* 3,110,657	* 2,495,160

Non- recurring loss	2,856,803	-

Expenses related to Headquarter in the US	* 1,283,296	* 1,460,138

Operating Income (Loss)	$(1,029,442)	$1,035,022

(*) Amounts were reclassified in order to present segment information without the effect of expenses related to operating a Headquarters in the US.

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

Xfone Inc., as the parent company of Xfone 018, has agreed to sign a letter of guarantee with respect to the Second Installment and the Third Installment.  The agreement provides for a 60-day period during which Xfone 018 shall perform a legal and accounting due diligence examination of Robomatix, Tadiran Telecom and Tadiran Telecom LP.  Xfone 018 has undertaken to maintain confidentiality of all information delivered to Xfone 018, and has entered into a Confidentiality Undertaking.

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

ITEM 13.                      EXHIBITS

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.2a	Bylaws of the Company.(1)
3.2b	Amended Bylaws of the Company.(4)
3.3	Memorandum of Association of Swiftnet Limited.(1)
3.4	Articles of Association of Swiftnet Limited.(1)
3.6	Bylaws of Xfone USA, Inc.(7)
3.8.	Amended and Restated Bylaws of the Company dated March 12, 2006.(22)
3.9	Reamended and Restated Bylaws of the Company dated February 5, 2007.(32)
4.	Specimen Stock Certificate.(1)
5.	Opinion of Gersten Savage LLP.(30) (21.1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
10.16
As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Platinum Partners Value Arbitrage Fund LP, Countrywide Partners LLC and WEC Partners LLC. (6)

10.17
As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Simon Langbart, Robert Langbart, Arik Ecker, Zwi Ecker, Michael Derman, Errol Derman, Yuval Haim Sobel, Zvi Sobel, Tenram Investment Ltd., Michael Zinn, Michael Weiss. (6)

10.18
As to Form: Shares and Warrant Purchase Agreement, Irrevocable Proxy, Warrant A, Warrant B and Registration Rights Agreement of Selling Shareholders Southridge Partners LP and Southshore Capital Fund Ltd. (6)

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

10.51	Common Stock Purchase Warrant, dated September 27, 2005, by the Company in favor of Laurus Master Fund, Ltd. (16)
10.52	Registration Rights Agreement, dated September 27, 2005, by and between the Company and Laurus Master Fund, Ltd. (16)
10.53	Master Security Agreement, dated September 27, 2005, by and between the Company, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc., and Laurus Master Fund, Ltd. (16)
10.54	Stock Pledge Agreement, dated September 27, 2005, by and between the Company, Xfone USA, Inc., and Laurus Master Fund, Ltd. (16)

10.55	Subsidiary Guarantee dated September 27, 2005, by Xfone USA, Inc., eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. in favor of Laurus Master Fund, Ltd. (16)
10.56	Funds Escrow Agreement, dated September 27, 2005, by and between the Company, Laurus Master Fund, Ltd. and Loeb & Loeb LLP; Disbursement Letter, dated September 27, 2005. (16)
10.57	Incremental Funding Side Letter, dated September 27, 2005, by and between the Company and Laurus Master Fund, Ltd. (16)
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

10.61	Escrow Agreement, dated September 28, 2005, by and between the Company, the Purchasers and Feldman Weinstein LLP. (16)
10.62	Management Agreement dated October 11, 2005.(17)
10.63	First Amendment to Agreement and Plan of Merger (to acquire I-55 Internet Services, Inc.), dated October 10, 2005. (17)
10.64	Letter Agreement with MCG Capital Corporation dated October 10, 2005.(17)
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

10.69	Management Agreement with I-55 Telecommunications, LLC dated October 12, 2005.(19)
10.70	Agreement - General Terms and Conditions with EBI Comm, Inc., dated January 1, 2006.(21)
10.71	Asset Purchase Agreement with Canufly.net, Inc., dated January 10, 2006.(21)
10.72	Stock Purchase Agreement dated May 10, 2006, by and among the Company, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited. (23)
10.73	Agreement dated May 25, 2006, by and among the Company and the shareholders of Equitalk.co.uk Limited. (24)
10.74	Securities Purchase Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.75	Registration Rights Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.76	Common Stock Purchase Warrant, dated June 19, 2006, by the Company in favor of the Purchasers.(25)
10.77	Escrow Agreement, dated June 19, 2006, by and between the Company, the Escrow Agent, and the Purchasers. (25)
10.78	Form of Indemnification Agreement between the Company and its Directors and Officers.(27)
10.79	Agreement to Purchase Promissory Note dated October 31, 2005, with Randall Wade James Tricou.(27)
10.80	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Tricou Construction. (27)
10.81	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Estates. (27)
10.82	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Utility. (27)
10.83	Agreement to Purchase Promissory Note dated February 3, 2006, with Danny Acosta.(27)
10.84	Letter Agreement dated November 15, 2005, with Oberon Securities, LLC.(27)
10.85	Letter Agreement dated June 15, 2006, with Oberon Securities, LLC.(27)
10.86	Second Amendment to Agreement and Plan of Merger (to acquire WS Telecom, Inc.), dated June 28, 2006. (27)
10.87	General Contract for Services dated January 1, 2005, by and between the Company and Swiftnet Limited. (27)
10.88	Service Agreement dated December 6, 2005, by and between the Company and Elite Financial Communications Group, LLC. (27)

10.89	Agreement for Market Making in Securities dated July 31, 2006, by and between the Company and Excellence Nessuah Stock Exchange Services Ltd. (27)
10.90	Shareholders Loan Agreement, dated September 27, 2006, by and between Auracall Limited, Swiftnet Limited, and Dan Kirschner. (28)
10.91	Service Agreement, dated November 7, 2006, by and between the Company and Institutional Marketing Services, Inc. (28)
10.92	Consultancy Agreement, dated November 20, 2006, by and between the Company and Crestview Capital Partners, LLP. (29)
10.93	Agreement dated December 24, 2006, by and between the Company, Halman-Aldubi Provident Funds Ltd., and Halman-Aldubi Pension Funds Ltd. [translation from Hebrew]. (31)
10.94	First Amendment to Financial Services and Business Development Consulting Agreement dated February 8, 2007, by and between the Company and Dionysos Investments (1999) Ltd. (33)
10.95	Agreement dated February 8, 2007, by and between the Company, Swiftnet Limited, Campbeltown Business, Ltd., and Mr. Abraham Keinan. (33)
10.96	First Amendment to General Contract for Services, dated March 14, 2007, by and between the Company and Swiftnet Limited. (34)
10.97	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Abraham Keinan.(34)
10.98	Consulting Agreement, dated March 28, 2007, between the Company and Abraham Keinan. (34)
10.99	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Guy Nissenson.(34)
10.100	Consulting Agreement, dated March 28, 2007, between the Company and Guy Nissenson.(34)
10.101	Settlement Agreement and Release dated May 31, 2007, by and among Embarq Logistics, Inc, Xfone USA, Inc. and the Company. (35)
10.102	Promissory Note dated May 31, 2007, by Xfone USA, Inc.(35)
10.103	Parent Guarantee dated as of May 31, 2007 by the Company in favor of Embarq Logistics, Inc.(35)
10.104	Share Purchase Agreement dated August 15, 2007, by and between Dan Kirschner, as Seller, Swiftnet Limited, as Buyer, and Xfone, Inc. (36)
10.105	Inter-Company Loan Agreement dated August 15, 2007, by and between Auracall Limited, as Lender, and Swiftnet Limited, as Borrower. (36)
10.106	Stock Purchase Agreement dated August [20], 2007, by and among the Company, NTS Communications, Inc., and the Shareholders of NTS Communications, Inc. (37)
10.107	Letter of Joint Venture dated June 15, 2007, by and among the Company and NTS Holdings, Inc.(37)
10.107.1	Form of Free Cash Flow Participation Agreement to be Entered into between the Company and NTS Holdings, Inc. Upon Consummation of the Acquisition. (37)
10.107.2	Form of Employment Agreement to be entered into between NTS Communications, Inc. and Barbara Baldwin upon Consummation of the Acquisition. (37)
10.107.3	Form of Employment Agreement to be entered into between NTS Communications, Inc. and Jerry Hoover upon Consummation of the Acquisition. (37)
10.107.4	Form of Employment Agreement to be entered into between NTS Communications, Inc. and Brad Worthington upon Consummation of the Acquisition. (37)
10.108	Employment Contract signed on August 26, 2007, by and between the Company’s Israeli based Subsidiary Xfone 018 ltd. and Roni Haliva. (38)
10.109	Subscription Agreement for the Purchase of Shares of Common Stock of the Company Dated October 23, 2007. (39)
10.110	Subscription Agreement for the Purchase of Shares of Common Stock of the Company Dated November 1, 2007. (41)
10.111	Form of Subscription Agreement for the Purchase of Units Consisting of Two Shares of Common Stock and One Common Stock Purchase Warrant. (42)
10.112	Form of Common Stock Purchase Warrant.(42)
10.113	First Amendment to Stock Purchase Agreement.(43)
10.114.1	Employment agreement dated as of February 26, 2008, by and among NTS Communications, Inc. and Barbara Baldwin. (44)
10.114.2	Employment agreement dated as of February 26, 2008, by and among NTS Communications, Inc. and Jerry Hoover. (44)
10.114.3	Employment agreement dated as of February 26, 2008, by and among NTS Communications, Inc. and Brad Worthington .(44)
10.115	Free cash flow participation agreement dated as of February 26, 2008, by and among Xfone, Inc. and NTS Holdings, Inc. (44)
10.116
Escrow agreement dated as of February 26, 2008, by and among Xfone, Inc., Chris Chelette, Robert Healea and Kevin Buxkemper the NTS shareholders representatives, and Trustmark National Bank, as Escrow Agent. (44)

10.117	Release, effective as of February 26, 2008, entered into by each of Barbara Baldwin, Jerry Hoover and Brad Worthington (44)
10.118
Noncompetition, nondisclosure and nonsolicitation agreement dated as of February 26, 2008, by and among Xfone, Inc., Telephone Electronics Corporation, Joseph D. Fail, Chris Chelette, Robert Healea, Joey Garner, and Walter Frank. (44)

10.119
Second amendment to stock purchase agreement entered into by each of February 26, 2008 by and among Xfone, Inc., NTS Communications, Inc. and Chris Chelette, Robert Healea and Kevin Buxkemper, as the NTS shareholders representatives. (44)

10.120	Modification of Financial Consulting Agreement between Xfone, Inc. and Oberon Securities, LLC in connection with NTS Communications Transaction. (45)
10.121	Fees Due to Oberon Securities, LLC from Xfone, Inc. in connection with services provided in conjunction with the acquisition of NTS Communications, Inc. (45)
10.122	Agreement of Principles dated March 17, 2008 by and between Xfone 018 Ltd. and Tiv Taam Holdings 1 Ltd. [Free Translation from Hebrew]. (46)
10.123	Compromise Agreement dated March 25, 2008, between Xfone, Inc., Story Telecom, Inc., Story Telecom Limited, Trecastle Holdings Limited and Nir Davison. (47)
10.124	Securities Purchase Agreement dated March 25, 2008, between Xfone, Inc., Trecastle Holdings Limited and Nir Davison. (47)
16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C. to the Securities and Exchange Commission. (20)
21.1	List of Subsidiaries (Amended as of March 31, 2008)
23	Consent of Stark, Winter, Schenkein & Co., LLP
23.1	Consent of Chaifetz & Schreiber, P.C.(30) (22.1)
23.2	Consent of Gersten Savage LLP - incorporated in the legal opinion filed as Exhibit 5.
23.3	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006.(21.1)
23.4	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006.(21.1)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 registration statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 registration statement.
(4)	Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.’s Form 8-K.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 registration statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K/A #1.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(21.1)	Denotes previously filed exhibits: filed on February 7, 2006 with Xfone, Inc.’s Form SB-2 Amendment 3.
(22)	Denotes previously filed exhibit: filed on March 15, 2006 with Xfone, Inc.’s Form 8-K.

(22.1)	Denotes previously filed exhibit: filed on March 31, 2006 with Xfone, Inc.’s Form 10-KSB.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(26)	[Reserved.]
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(30)	Denotes previously filed exhibits: filed on November 30, 2006 with Xfone, Inc.’s Form SB-2.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(32)	Denotes previously filed exhibit: filed on February 5, 2007 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(40)	Denotes previously filed exhibit: filed on October 25, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFONE, INC.

Date: April 15, 2008	By:	/s/ Guy Nissenson
Guy Nissenson
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abraham Keinan	Chairman of the Board	April 15, 2008
Abraham Keinan

/s/Guy Nissenson	President, Chief Executive Officer, and Director	April 15, 2008
Guy Nissenson

/s/ Itzhak Almog	Director and Chairman of the Audit Committee and the Nominating Committee	April 15, 2008
Itzhak Almog

/s/Eyal J. Harish	Director	April 15, 2008
Eyal J. Harish

/s/ Israel Singer	Director and member of the Audit Committee	April 15, 2008
Israel Singer

/s/ Niv Krikov	Treasurer, Chief Financial Officer, and Principal Accounting Officer	April 15, 2008
Niv Krikov