Form 10-Q
period 2008-03-31
XFONE INC
filed 2008-05-15
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number:  001-32521

XFONE, INC.
(Exact name of registrant as specified in its charter)

Nevada	11-3618510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5307 W. Loop 289
Lubbock, Texas 79414
 (Address of principal executive offices)

806-771-5212
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer,, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

As of May 14, 2008, 18,438,925 shares of the Company’s common stock, $0.001 par value, were issued and outstanding

XFONE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND CONDENSED NOTES (UNAUDITED) - PERIOD ENDED MARCH 31, 2008

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2008	2007
	Unaudited
CURRENT ASSETS:

Cash	$8,673,077	$5,835,608
Restricted cash	-	25,562,032
Accounts receivable, net	9,470,827	5,886,499
Prepaid expenses and other receivables	6,196,353	3,985,307

Total current assets	24,340,257	41,269,446

INVENTORY	374,153	-

MINORITY INTEREST	-	7,190

LONG TERM ASSETS (*)	2,033,110	2,076,061

FIXED ASSETS, NET	46,294,415	5,747,758

OTHER ASSETS, NET	29,827,932	17,948,872

Total assets	$102,869,867	$67,049,327

* Including $1,708,937 and $1,753,503 of bonds issuance cost, net in March 31, 2008 and December 31, 2007, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2008	2007
	Unaudited

CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$1,931,848	$1,094,339
Trade payables	11,845,891	8,287,420
Other liabilities and accrued expenses	8,456,637	5,322,045
Current maturities of obligations under capital leases	132,167	89,654
Current maturities of Bonds	4,140,106	3,268,476

Total current liabilities	26,506,649	18,061,934

DEFERRED TAXES	6,443,357	1,103

NOTES PAYABLE	3,831,884	1,013,808

BONDS	24,163,911	22,083,892

OBLIGATIONS UNDER CAPITAL LEASES	54,209	31,893

SEVERANCE PAY	91,132	148,600

MINORITY INTEREST	89,664

Total liabilities	61,180,806	41,341,230

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value:
75,000,000 shares authorized at December 31, 2007 and March 31, 2008;
13,467,928 and 18,434,820 issued and outstanding at December 31, 2007 and March 31, 2008, respectively	18,435	13,468
Additional paid-in capital	41,013,554	26,494,985
Foreign currency translation adjustment	(1,699,473)	(1,564,814)
Stock compensation fund	1,215,802	(295,155)
Retained earnings	1,140,743	1,059,613)

Total shareholders' equity	41,689,061	25,708,097

Total liabilities and shareholders' equity	$102,869,867	$67,049,327

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,
	2008	2007

Revenues	$15,793,098	$11,523,716
Cost of revenues	7,656,273	5,193,222

Gross profit	8,136,825	6,330,494

Operating expenses:
Research and development	15,010	15,778
Marketing and selling	2,665,629	2,731,976
General and administrative	4,311,720	2,921,291

Total operating expenses	6,992,359	5,669,045

Operating profit	1,144,466	661,449

Financing expenses, net	(903,169)	(139,869)
Equity in income of affiliated company	-	79,136
Other income	-	34,505

Income before minority interest and taxes	241,297	635,221

Minority interest	(82,474)	(92,135)

Income before taxes	158,823	543,086

Tax expense	(77,693)	(98,691)

Net income	$81,130	$444,395

Earnings Per Share:
Basic	$0.005	$0.039

Diluted	$0.005	$0.039

Weighted average shares outstanding:
Basic	15,323,690	11,479,609

Diluted	15,392,258	11,479,609

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flow from operating activities
Net income	$81,130	$444,395
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	507,210	254,998
Compensation in connection with the issuance of warrants and options	98,450	57,197
Interest and currency differences on bonds	750,423
Minority interest	96,854	92,135
Equity in earnings of affiliated company	-	(79,135)
Increase in account receivables	(148,896)	(561,198)
Increase in inventories	(12,763)
Decrease in severance pay	(67,861)	(5,242)
Decrease (increase) in prepaid expenses and other receivables	711,175	(520,750)
Decrease in long term receivables	20,906	-
Increase in trade payables	1,210,262	376,798
Increase (decrease) in other payables	(1,933,566)	327,368
Decrease (increase) in deferred taxes	(44,837)	683

Net cash provided by (used in) operating activities	1,268,487	387,249

Cash flow from investing activities
Purchase of equipment	(791,129)	(210,344)
Proceeds from short term deposit	27,467,049	-
Change in other assets and long-term receivables	-	54,318
Acquisition of minority part in Story Telecom, Inc.	(690,207)	-
Acquisition of NTS Communications, Inc.	(38,812,656)	-

Net cash used in investing activities	(12,826,943)	(156,026)

Cash flow from financing activities
Repayment of long term loans from banks and others	(189,978)	(274,878)
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	14,523,536	853,649
Iincrease in capital lease obligation	(22,285)	(43,945)
Increase (decrease) in short term loan and bank credit	360,540	(166,222)

Net cash provided by (used in) financing activities	14,671,813	368,604

Effect of exchange rate changes on cash and cash equivalents	(275,887)	(97,455)

Net increase (decrease) in cash	2,837,470	502,372

Cash at the beginning of the period	5,835,607	1,218,392

Cash at the end of the period	$8,673,077	$1,720,764

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008 (Unaudited)

Note 1 - Organization and Nature of Business

A.
Xfone, Inc. ("Xfone") was incorporated in Nevada, U.S.A. in September 2000 and is a provider of voice, video and data telecommunications services, including: local, long distance and international telephony services; video prepaid and postpaid calling cards; cellular services; Internet services; messaging services (Email/Fax Broadcast, Email2Fax and Cyber-Number); and reselling opportunities, with operations in the United States, the United Kingdom and Israel.

Xfone's holdings in subsidiaries as of March 31, 2008 were as follows:

-	Swiftnet Limited ("Swiftnet") - wholly owned U.K. subsidiary.

-	Equitalk.co.uk Limited ("Equitalk") - wholly owned U.K. subsidiary.

-	Auracall Limited ("Auracall") - wholly owned U.K. subsidiary.

-	Xfone USA, Inc. and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. - wholly owned U.S. subsidiary.

-	Story Telecom, Inc. and its wholly owned U.K. subsidiary, Story Telecom Limited (collectively, " Story Telecom ") - wholly owned U.S. subsidiary.

-
NTS Communications, Inc. and its six wholly owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers Inc., NTS telephone Company, LLC and NTS management Company, LLC - wholly U.S. subsidiary.

-	Xfone 018 Ltd. ("Xfone 018") - majority owned Israeli subsidiary in which Xfone holds a 69% ownership share.

B.
On July 12, 2007, Story Telecom Limited (“Story Telecom UK”),  notified Mr. Davison, its Managing Director, that it was terminating his employment, effective as of September 10, 2007. On July 25, 2007, the Company received notification of a claim filed on July 23, 2007 by Mr. Davison with the United Kingdom Employment Tribunals against Story Telecom UK, alleging wrongful termination of his employment as Managing Director. The claim did not seek any specific damages. On August 21, 2007, the Company responded to the United Kingdom Employment Tribunal by rejecting Mr. Davison's claim.

On March 25, 2008, Story Telecom UK settled the above mentioned claim.

In connection with the settlement, the Company purchased the shares of common stock of Story Telecom, Inc., the parent company of Story Telecom UK ("Story Telecom US"), owned by Mr. Davison and owned by Trecastle Holdings Limited, a company owned and controlled by Mr. Davison (“Trecastle”), which increased the Company's ownership interest in Story Telecom US from 69.6% to 100%. The aggregate purchase price was £270,000 ($538,083). As a result, Story Telecom US became a wholly owned subsidiary of the Company.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008 (Unaudited)

Note 1 - Organization and Nature of Business (Cont.)

As part of the settlement, Story Telecom UK agreed to pay Mr. Davison £30,000 ($59,787) as compensation for loss of employment, which payment was made without admission of liability.  In addition, Mr. Davison agreed to file a Withdrawal of Claim with the United Kingdom Employment Tribunal which was filed on March 31, 2008.

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of March 25, 2008:

Story Telecom, Inc.	U.K.£	U.S.$
Current Assets, excluding cash acquired	£915,664	$1,820,479
Fixed assets	5,015	9,970
Total Assets acquired	920,679	1,830,449

Current liabilities	(844,709)	(1,679,409)
	(1,207,559)	(2,400,809)

Net liabilities assumed	(1,131,589)	(2,249,769)

Acquired net assets (30.4%)**	-	-

Purchase price:
Cash acquired, net	206,523	410,598
Acquisition costs	140,638	279,609

Goodwill	£347,161	$690,207

** The minority has not been attributed losses

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008 (Unaudited)

Note 1 - Organization and Nature of Business (Cont.)

C.
On February 26, 2008 (the “Closing Date”), the Company completed its acquisition of NTS Communications, Inc. ("NTS") pursuant to that certain Stock Purchase Agreement (the “Purchase Agreement”) entered into on August 22, 2007 with NTS, and the equity owners of NTS as sellers (the “NTS Shareholders”), as amended on February 14, 2008 and February 26, 2008 .

Upon closing of the acquisition, NTS and its six wholly owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers, Inc., NTS Telephone Company, LLC, and NTS Management Company, LLC, became the Company's wholly owned subsidiaries.

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

On April 25, 2008, the Company entered into a Third Amendment to the Purchase Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the parties agreed to an extension of time for the calculation and payment of the post closing working capital  adjustment under  the Purchase Agreement and  agreed that the Company would obtain and deliver to the Sellers' Representatives by May 30, 2008 an audit report with respect to the balance sheet of NTS as of the closing of the acquisition "Closing"), together with  the Company's calculation of Working Capital (as such term is defined in the Purchase Agreement) as of the Closing and any amounts to be paid by the Company or the Sellers. The Sellers would have the right to make any objections to the Company's working capital determination by June 20, 2008, and in the event that the Company and Sellers can not agree as to the post closing working capital adjustment by June 30, 2008, then the parties shall submit the determination of the post closing working capital adjustment to arbitration in accordance with the Purchase Agreement.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008 (Unaudited)

Note 1 - Organization and Nature of Business (Cont.)

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of February 26, 2008*:

NTS Communications, Inc.	U.S.$
Current Assets, excluding cash acquired	$6,482,743
Fixed assets	35,181,889
Total Assets acquired	41,664,632

Current liabilities	8,084,713
Long Term liabilities	4,308,601
Total liabilities acquired	12,393,315

Net assets assumed	29,271,317

Acquired net assets (100%)	29,271,317

Purchase price:
Cash acquired, net	28,376,217
Fair market value of stock and options issued	7,897,792
Acquisition costs	3,951,154
Total	40,225,163

Customer Relationship	2,498,000

License	250,000

Goodwill	$8,205,846

* The company is still in the process of allocating the Intangible Assets from this acquisition.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008 (Unaudited)

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

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008 (Unaudited)

Note 2 - Significant Accounting Policies (Cont.)

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

Accounts receivable are presented net of an allowance for doubtful accounts of $1,172,453 and $1,881,228 at March 31, 2008 and 2007, respectively.

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

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008 (Unaudited)

Note 2 - Significant Accounting Policies (Cont.)

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

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008 (Unaudited)

Note 3 - Capital Structure

On February 26, 2008, the Company completed the issuance of 800,000 Units (as defined below) to XFN-RLSI Investments, LLC, an entity affiliated with Richard L. Scott Investments, LLC, a U.S. institutional investor, and 500,000 Units to certain investors affiliated with or who are customers of Gagnon Securities LLC, pursuant to Subscription Agreements entered into with each of the investors on December 13, 2007.  Each “Unit” consists of two shares of the Company’s Common Stock and one warrant to purchase one share of Common Stock, exercisable for a period of five years from the date of issuance at an exercise price of $3.10 per share.  The Units were sold at a price of $6.20 per Unit, for an aggregate purchase price of $8,060,000.

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

On March 25, 2008, the Company issued the holders of the Bonds, for no additional consideration, 956,020 (non-tradable) warrants, each exercisable at an exercise price of $3.50 with a term of 4 years.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008 (Unaudited)

Note 4 - Capital Structure, Stock Options
	Three months ended March 31, 2008
	Number of options	Weighted average exercise price
Options outstanding at the beginning of the period (a)	5,715,000	$3.65
Granted (b)	1,851,000	$3.75
Exercised	-	$-
Forfeited	(825,000)	$4.52
Options outstanding at the end of the period	6,741,000	$3.57

Options vested and exercisable	4,943,750	$3.38

Weighted average fair value of options granted

(a) Include options under contractual obligation as specified in note 6A.
(b) Include options under contractual obligation as specified in note 6B.

The following table summarizes information about options outstanding and exercisable at March 31, 2008:

Range price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price

2.794 - 5	4,739,063 (a)	3.7	$3.34

(a) Include options under contractual obligation as specified in note 6A-B.

A.
On August 26, 2007, the Company entered into a contractual obligation to grant the General Manager of Xfone 018 the following number of options to purchase shares of the Company’s common stock, $0.001 par value per share (“Common Stock”), under the Company’s 2007 Stock Incentive Plan (the “Plan”)):

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

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008 (Unaudited)

Note 4 - Capital Structure, Stock Options (Cont.)

B.
On February 26, 2008, NTS Communications, Inc. entered into Employment Agreements with each of Barbara Baldwin, who, prior to the closing, served as NTS’ President and CEO, Jerry Hoover, who, prior to the closing, served as NTS’ Executive Vice President - Chief Financial Officer, and Brad Worthington, who, prior to the closing, served as NTS’ Executive Vice President - Chief Operating Officer (each an “Officer,” and collectively the “Officers”).  The Employment Agreements provide for continued employment of the Officers with NTS in their respective capacities, and are for five-year terms each, effective as of the Closing Date.

Pursuant to the terms of the Employment Agreements, the Officers were granted the following stock option awards under the Company’s 2007 Stock Incentive Plan on the Closing Date: Ms. Baldwin was granted options to purchase 250,000 shares of the Company’s Common Stock, and each of Messrs. Hoover and Worthington was granted options to purchase 400,000 shares of the Company’s Common Stock.  Each option is immediately exercisable, expires five years from the grant date, and has an exercise price of $2.794, which is 10% over the average closing price of the Company’s Common Stock for the ten trading days immediately proceeding August, 22, 2007, the execution date of the Purchase Agreement.  Additionally, the Employment Agreements provide that at the end of each Officer’s second year of his or her employment, he or she will be granted options to purchase 267,000 shares of the Company’s Common Stock, which will be immediately exercisable at $5.00 per share, and will expire five years from such grant date.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008 (Unaudited)

Note 5 - Segment Information

Geographical segments

	Three months ended
	March 31,
	2008	2007
Revenues:
United Kingdom	$4,807,424	$6,095,938
United States	8,707,504	3,419,093
Israel	2,278,170	2,008,685

Total revenues	15,793,098	11,523,716

Cost of revenues:
United Kingdom	1,699,124	2,879,870
United States	4,987,869	1,593,826
Israel	969,280	719,526

Total cost of revenues	7,656,273	5,193,222

Direct gross profit:
United Kingdom	3,108,300	3,216,068
United States	3,719,635	1,825,267
Israel	1,308,890	1,289,159

	8,136,825	6,330,494

Operating expenses:
United Kingdom	2,104,044	2,822,519
United States	3,455,169	1,561,910
Israel	924,131	658,986

	6,483,344	5,043,415

Operating Profit (Loss)
United Kingdom	1,004,256	393,549
United States	264,466	263,357
Israel	384,759	630,173

	1,653,481	1,287,079

Operating expenses related to the Headquarters in the US	509,015	625,630

Operating Profit	$1,144,466	$661,449

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008 (Unaudited)

Note 6 – Subsequent events

A.	An agreement in Principle to acquire a majority stake in Tadiran Telecom - Communication Services In Israel LP.

On March 17, 2008, Xfone 018 entered into an Agreement of Principles ( the "Agreement") with Tiv Taam Holdings 1 Ltd., an Israeli public company (“Tiv Taam”), pursuant to which Xfone 018 agreed to purchase from Tiv Taam, and Tiv Taam agreed to sell to Xfone 018, approximately 89% of the outstanding share capital (approximately 69% of its fully diluted share capital) of Robomatix Technologies Ltd. (“Robomatix”) which Tiv Taam currently owns.  Robomatix owns approximately 90% of the issued share capital of Tadiran Telecom-Communication Services In Israel Ltd. (“Tadiran Telecom”), which is the general partner of Tadiran Telecom-Communication Services In Israel – Limited Partnership (“Tadiran Telecom LP”), an Israeli entity dealing with the distribution, maintenance, assistance services and sale of switchboards for the business community in Israel.  Accordingly, upon consummation of the acquisition, Xfone 018 will also acquire control over Tadiran Telecom and Tadiron Telecom LP.  The purchase price for the acquisition is NIS 44,000,000 (approximately $12,503,552), subject to adjustment as set forth in the Agreement, payable in three installments, as follows:

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The information set forth in Management's Discussion and Analysis of Financial Condition and Results of  Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

In May 2008, we moved our principal executive offices from the Flowood, Mississippi location to Lubbock, Texas, to share executive office space with our wholly owned U.S. subsidiaries, Xfone USA, Inc. and NTS Communications, Inc.

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

On May 10, 2006, we, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited, a company controlled by Mr. Davison, entered into a Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, we increased our ownership interest in Story Telecom from 39.2% to 69.6%. The stock purchase pursuant to the Stock Purchase Agreement was completed on May 16, 2006. Story Telecom, Inc., a telecommunication service provider, operated in the United Kingdom through its two wholly owned subsidiaries, Story Telecom Limited and Story Telecom (Ireland) Limited (which was dissolved on February 23, 2007). Story Telecom operates as a division of our operations in the United Kingdom and offers international calling services to U.K. customers. On March 25, 2008, in connection with a settlement of a legal proceeding before the UK Employment Tribunal initiated by Mr. Nir Davison, we purchased from Mr. Davison and Trecastle Holdings Limited, the shares of common stock of Story Telecom, Inc. that each party owned, respectively, for an aggregate purchase price of £270,000 ($524,826), pursuant to the terms of a Compromise Agreement and a Securities Purchase Agreement entered into between the parties on that date. Upon acquisition of the shares of common stock of Story Telecom, Inc. from Mr. Davison and Trecastle Holdings, Story Telecom, Inc. became our wholly owned subsidiary.

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

•	$35,414,715 was paid in cash; and

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

On April 25, 2008, we entered into a Third Amendment to the NTS Purchase Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the parties agreed to an extension of time for the calculation and payment of the post closing working capital  adjustment under the NTS Purchase Agreement and  agreed that we would obtain and deliver to the NTS Sellers' Representatives by May 30, 2008 an audit report with respect to the balance sheet of NTS as of the closing of the acquisition ("Closing"), together with  our calculation of Working Capital (as such term is defined in the NTS Purchase Agreement) as of the Closing and any amounts to be paid by us or the NTS Sellers. The NTS Sellers would have the right to make any objections to our working capital determination by June 20, 2008, and in the event that we and the NTS Sellers can not agree as to the post closing working capital adjustment by June 30, 2008, then the parties shall submit the determination of the post closing working capital adjustment to arbitration in accordance with the NTS Purchase Agreement.

Financial Information - Percentage of Revenues
	Three months ended March 31,
	2008	2007
Revenues	100%	100%
Cost of Revenues	-48.5%	-45.1%
Gross Profit	51.5%	54.9%
Operating Expenses:
Research and Development	-0.1%	-0.1%
Marketing and Selling	-16.9%	-23.7%
General and Administrative	-27.5%	-25.4%
Total Operating Expenses	-44.5%	-49.2%
Income before Taxes	0.8%	4.7%
Net Income	0.3%	3.9%

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS PERIODS ENDED MARCH 31, 2008 AND MARCH 31, 2007

Revenues.  Revenues for the three months ended March 31, 2008 increased 37% to $15,793,098 from $11,523,716 for the same period in 2007. The increase of $4,269,382 in the consolidated revenues is attributed to the $5,288,411 increase in our revenues in the United States and $269,485 increase in the Israel market which is offset by a $1,288,514 decrease in revenues in the United Kingdom.

Revenues in the United States for the three months ended March 31, 2008 increased 154.7% to $8,707,504 from $3,419,093 for the same period in 2007. Approximately $6,000,000 of the increase was contributed by NTS Communications, Inc. ("NTS"), our recent acquisition that was consummated on February 26, 2008 and which was consolidated for the first time in the first quarter of 2008. Notwithstanding the increase in revenues was offset by a decrease in revenues from other carriers and due to attrition of residential customers.

Revenues in Israel for the three months ended March 31, 2008 increased 13.4% to $2,278,170 from $2,008,685 for the same period in 2007. This increase is mainly attributed to increase of our marketing efforts. The revaluation of the NIS to the U.S dollars have also attributed to the increase in the revenues.

Revenues in the United Kingdom for the three months ended March 31, 2008 decreased 21.1% to $4,807,424 from $6,095,938 for the same period in 2007. The decrease in sales in the UK was wholly attributable to a change in the tariff structure by the mobile operator O2.

A high proportion of UK subsidiaries' customers have O2 mobile phones and use Xfone's services by dialing an Xfone access number from their O2 phone. During the fourth quarter of 2007, O2 changed the pricing on the access numbers, so that they were no longer cost effective for customers to dial.

This change affected not only Xfone, but all alternative suppliers of international calls in the UK.

UK subsidiaries undertook a marketing campaign to promote their other services to these customers, which customers can connect to via alternative, low cost access numbers. This has been successful in terms of migrating customers and the number of minutes switched by the company is growing well.

Notwithstanding the aforesaid the decrease in revenues was partially offset by the revaluation of the GBP in relation with the U.S dollars.

Our primary geographic markets are the United States, the United Kingdom and Israel.  However, we serve customers worldwide.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues for the three months ended March 31, 2008 increased 47.4% to $7,656,273 from $5,193,222 for the same period in 2007. Cost of revenues as a percentage of revenues in the three months ended March 31, 2008 increased to 48.5% from 45.1% in the same period in 2007.

Cost of revenues as a percentage of revenues in the United States in the three months ended March 31, 2008 increased to 57.3% from 46.6% in the same period in 2007. The increase is mainly attributed to NTS which was consolidated for the first time during the first quarter of 2008. Within our group, NTS presents higher cost of revenues than the other subsidiaries in the group. Strategically, NTS decided to migrate its customers from the current copper-based services to its new Fiber-based infrastructure. As a result of this strategy we expect to  reduce the cost of revenues gradually.

As a result of ongoing product improvements and an increase in the sales of higher margin services we achieved a decrease in cost of revenues as percentage of revenues in the United Kingdom where cost of revenues as percentage of revenues decrease to 35.3% compared to 47.2% in the same period in 2007. Following the change in the tariff structure by the mobile operator O2, the cost of revenues of UK subsidiaries is expected to be slightly higher on alternative products.

Cost of revenues as a percentage of revenues in Israel in the three months ended March 31, 2008 increased to 42.5% from 35.8% in the same period in 2007. The increase is mainly attributed to Xfone 018's ability to negotiate lower prices with the communication carriers.

Research and Development. Research and development expenses for the three months ended March 31, 2008 and for the same period in 2007 were 0.1% of total revenues. The research and development activities are located in the U.K only and we estimate that the research and development expenses will remain in the same level until the end of 2008.

Marketing and Selling Expenses. Marketing and selling expenses consist primarily of commissions to agents and resellers. Other marketing and selling expenses are related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the three months ended March 31, 2008 decreased 2.4% (or $66,347) to $2,665,629 from $2,731,976 for the same period in 2007.

Marketing and selling expenses as a percentage of revenues decreased to 16.9% for the three months ended March 31, 2008 from 23.7% for the same period in 2007. Decrease in marketing and selling expenses is mainly attributed to the decrease in sales commissions in the U.K due to the decrease in revenues.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2008 increased 47.6% to $4,311,720 from $2,921,291 for the same period in 2007. This increase was contributed by NTS which was consolidated for the first time during the first quarter of 2008.

Financing Expenses. Financing expenses, net, for the three months ended March 31, 2008 increased to $903,169 from $139,869 for the same period in 2007. $313,545 of the increase in the financial expenses is attributed to the effect of fluctuation in the exchange rate of the NIS on our Bonds stated in NIS and $211,820 is attributed to the interest payable on the Bonds. The remaining increase in the financial expenses, net consists of interest expenses on our interest bearing obligations and the effect of currency exchange rate on intercompany balances with our subsidiaries who reports with NIS and GBP as its functional  currencies.

Net Income. Net income for the three months ended March 31, 2008 was $81,130 compared to $444,395 for the same period in 2007.

Earning Per Share. Diluted net earning per share of common stock for the three months ended March 31, 2008 was $0.005, compared to $0.039 for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of March 31, 2008, amounted to $8,673,077 compared to $5,835,608 as of December 31, 2007, an increase of $2,837,469. Net cash provided by operating activities in the three months ended March 31, 2008, was $1,268,487. Cash used for investing activities in the three months ended March 31, 2008, was $12,826,943 mainly attributable to acquisition of NTS less proceeds from the issuance of bonds during December 2007 which were held in escrow in short term bank deposits. Net cash provided in financing activities for the three months ended March 31, 2008, was $14,671,813 mainly attributable to issuance of shares and warrants for cash of $14,523,536, repayment of financial obligations of $212,263 and the decrease in short-term bank credit of $360,540.

Our capital investments are primarily for the purchase of equipment and software for services that we provide or intend to provide.

Capital lease obligations: We are the lessee of switching and other telecom equipment under capital leases expiring on various dates from 2008 through 2009.

The minimum future lease payments are:

Date	U.S. Dollar
2008	$132,157
2009	$54,209
$186,366

We shall continue to finance our operations and fund the current commitments for capital expenditures mainly from the cash provided from operating activities and from private and/or public placements.

Xfone, Inc.

On December 13, 2007, and in conjunction with a private offering of the same date, the Company issued an aggregate of NIS 100,382,100 (approximately $25,562,032, based on the exchange rate as of December 13, 2007) bonds (Series A) (the “Bonds”) to Israeli institutional investors.  The Bonds are rated A3 by Midroog (an affiliate of Moody's) and will pay an initial annual interest at a rate of 9% that will be paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive).  Commencing on the date of listing of the Bonds on the TASE, the interest rate payable for the unpaid balance of the Bonds will be reduced by 1%, to an annual interest rate of 8%.  The principal of the Bonds will be repaid in eight equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Bonds is linked to the Israeli Consumer Price Index.

On February 26, 2008, the Company completed the issuance of 800,000 Units (as defined below) to XFN-RLSI Investments, LLC, an entity affiliated with Richard L. Scott Investments, LLC, a U.S. institutional investor, and 500,000 Units to certain investors affiliated with or who are customers of Gagnon Securities LLC, pursuant to Subscription Agreements entered into with each of the investors on December 13, 2007.  Each “Unit” consists of two shares of the Company’s Common Stock and one warrant to purchase one share of Common Stock, exercisable for a period of five years from the date of issuance at an exercise price of $3.10 per share.  The Units were sold at a price of $6.20 per Unit, for an aggregate purchase price of $8,060,000.

In connection with the closing of the acquisition on February 26, 2008, the Company issued 2,366,892 shares of the Company’s Common Stock to certain former NTS Shareholders who elected to reinvest all or a portion of their allocable sale price in the Company’s Common Stock, pursuant to the terms of the Purchase Agreement.  The Company’s Board of Directors determined, in accordance with the Purchase Agreement, the number of shares of the Company’s Common Stock to be delivered to each participating NTS Shareholder by dividing the portion of such NTS Shareholder’s allocable sale price that the NTS Shareholder elected to receive in shares of the Company’s Common Stock by 93% of the average closing price of the Company’s Common Stock on the American Stock Exchange for the ten consecutive trading days preceding the trading day immediately prior to the Closing Date (i.e., $2.74).  The aggregate sales price reinvested by all such NTS Shareholders was $6,485,284.

On March 25, 2008, the Company issued the holders of the Bonds, for no additional consideration, 956,020 (non-tradable) warrants, each exercisable at an exercise price of $3.50 with a term of 4 years.

On July 17, 2007, Story Telecom Limited, our UK subsidiary, agreed to loan us up to £400,000 ($783,884) that it had as cash surplus in its bank account. The loan bears fixed interest rate at 4% over the interest payable by the bank for deposits under the same terms. The loan is for a one-year term but can be accelerated by Story Telecom if it requires additional financing to continue to operate as a going concern. The loan is guaranteed by our wholly-owned UK subsidiary, Swiftnet Limited and by amounts owed to us by Story Telecom. In addition, Story Telecom has the right to set-off repayments under the loan against sums due to us by Story Telecom. The loan is pre-payable at any time upon 30 days’ notice. On July 18, 2007 and on September 25, 2007, we borrowed £350,000 ($685,899) and £50,000 ($97,986), respectively, of the loan. On October 8, 2007, Story Telecom agreed to increase the loan ceiling by £300,000 to a maximum of £700,000. Further borrowings of £100,000 ($195,971) were made on October 9, 2007. As of March 31, 2008, the aggregate outstanding borrowings were £500,000 ($979,855).

US subsidiaries
Our U.S. subsidiary, Xfone USA, Inc., has certain loan facilities with certain liens on our fixed assets in the form of installment loan agreements. The total aggregate amount of these loans as of March 31, 2008 is $304,186.

Our U.S subsidiary, NTS communication, Inc., has short-term bank facilities of $4,000,000 and approximately $644,000 notes payable for the purchase of certain fixed assets. These notes payable are secured by fixed assets in the form of installment loan agreements. In addition, a wholly owned subsidiary of NTS received a non-recourse long term note to finance the build-out of the fiber network in Levelland, Texas, collateralized by the project. The total aggregate amount of these loans as of March 31, 2008 is $3,433,876.

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

On September 27, 2005, we entered into a Securities Purchase Agreement for a $2,000,000 financial transaction with Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment, which took the form of a convertible term note secured by our United States assets, has a 3 year term and bears interest at a rate equal to prime plus 1.5% per annum. The Term Note is convertible, under certain conditions, into shares of our common stock at an initial conversion price equal to $3.48 per share. In conjunction with the financial transaction, we issued to Laurus Master Fund 157,500 warrants which are exercisable at $3.80 per share for a period of five years. The closing of the financing was on September 28, 2005. As of August 1, 2007, Laurus Master Fund, Ltd. assigned to Valens U.S. SPV I, LLC a principal amount equal to $169,925.11 of the Term Note, and to Valens Offshore Fund SPV I, Ltd. a principal amount equal to $549,289.76 of the Term Note. Net proceeds from the financing were mainly used for procurement of capital equipment and general working capital purposes for us and Xfone USA, eXpeTel Communications and Gulf Coast Utilities, Inc. The conversion of the Term Note will result in dilution in the percentage of common stock owned by our existing shareholders, although the conversion price was in excess of the net tangible book value per share and accordingly was not economically dilutive. The potential or actual resale of the shares underlying the note could have an adverse effect on the price of our common stock. The balance as of March 31, 2008 due to Laurus Master Fund is $423,642.

UK subsidiaries
On April 18, 2002 Bank Leumi (UK) plc issued company credit cards to two directors of Swiftnet Limited, and by way of securing the balances on these cards, took a First Party Charge over Swiftnet to the sum of £50,000 ($97,986).

As of April 10, 2003, Equitalk.co.uk Limited, our U.K. based subsidiary since July 2006, has received loan facilities from Barclays Bank plc in the form of a Government Small Firms Loan Guarantee Scheme Loan Agreement whereby Barclays would lend Equitalk £150,000 ($293,957). The loan plus interest is repaid monthly and payments are up to date. As part of the agreement a Debenture charge was raised on all the assets of Equitalk. The balance as of March 31, 2008 due is £16,667 ($32,662).

Israeli subsidiary
Our Israel based subsidiary, Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel in order to finance its activities. As of March 31, 2008, the credit facilities include a revolving credit line of 500,000 NIS ($144,928), a short-term credit line of 2,250,000 NIS ($652,174), and long-term credit line of 1,290,000 NIS ($373,913). In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS ($913,043) to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; (b) a fixed charge on its telecommunication equipment (including switches); (c) subordination of a Term Note of $800,000. This Term Note was executed in July 2004 by Xfone 018 in favor of the Company; (d) assignment of rights by way of pledge on the Partner Communications Company Ltd. contract, the Cellcom Israel Ltd. contract, the Pelephone Communications Ltd. contract, and the credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson, which includes a pledge on 1,000,000 shares of common stock of the Company owned by Mr. Keinan, and an undertaking to provide Bank Hapoalim with an additional financial guarantee of up to $500,000 under certain circumstances. We agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral; (f) We and Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank; (g) subordination of the Minority Partner Loan (as defined below). As of March 31, 2008, we have a balance due of 3,741,743 NIS ($1,053,122) under the credit facility.

According to an agreement between us, Xfone 018 Ltd. and our 26% minority interest partner in Xfone 018 (the “Minority Partner”), the Minority Partner provided in 2004 a bank guarantee of 10,000,000 NIS ($2,898,551) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by the Company in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the agreement, the Company agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge.

According to the above-mentioned agreement with the Minority Partner, the Minority Partner provided in the fourth quarter of 2004, a shareholder loan of approximately $400,000 to Xfone 018 (the “Minority Partner Loan”). The Minority Partner Loan is payable after four years with annual interest of 4% and linkage to the Israeli consumer price index. As of March 31, 2008, the balance of the Minority Partner Loan is 1,897,718 NIS ($534,117).

As of March 31, 2008, we provided to Xfone 018 a shareholder loan in an aggregate amount of $1,321,924.

As of March 31, 2008, our Israeli subsidiary activities were financed by the shareholders loans and by using 3,741,743 NIS ($1,053,122) of the credit facility from Bank Hapoalim.

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

During February 2008, Xfone 018 Ltd. has received a capital lease facilities to purchase certain communication equiptment amounting to $ 75,095 to be paid in 23 equal instalments. The balance as of March 31, 2008 due is $ 71,830.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

30.4% and 14.4% of our revenues in the first quarters of 2008 were derived from our U.K. and Israeli operations, respectively, compared to 55% and 17% in the same period in 2007. In the first quarter of 2008, approximately 30% of the direct traffic costs in Israel were in GBP and the rest were in New Israeli Shekels (“NIS”), compared to 29% in the same period in 2007. We believe that the U.S. and Israeli portions of our revenues will increase in the next three quarters of 2008.

For continuing transactions made in currencies other then US dollar we use a current conversion rate. For noncontingent past transactions made in currencies other then US dollar we use the conversion rate of the time of transaction.

Our costs of revenues are mainly in U.S.

Most of our assets, liabilities (except the Bonds), revenues and expenditures are in U.S. dollars and GBP. The remainder of the assets, liabilities, revenues and expenditures are in NIS. We anticipate that in the second half of 2007 the portion of U.S. dollars will continue to grow although the portion of GBP will stay significant.

Notwithstanding having our Bonds stated in NIS and linked to the Israeli CPI, during the three months period ended March 31, 2008, the revaluation of the NIS in relation with the U.S. dollar and the inflation increased our outstanding debt by approximately $2,175,000 and $100,000, respectively. We may use foreign currency exchange contracts and other derivatives instruments to be the appropriate tool for managing such exposure.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T.	Controls and Procedures

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

PART II:

OTHER INFORMATION

Item 1.	Legal Proceedings

I. MCI WorldCom Limited (Currently Operating as “Verizon Business”)

Swiftnet Limited, the Company’s wholly-owned U.K. based subsidiary, was served with a claim on October 11, 2005 that was filed by MCI WorldCom Limited (currently operating as Verizon UK Limited) (“MCI”) in an English court for the sum of £1,640,440 ($3,188,687) plus interest accruing at a daily rate of £401 ($779) which at the date of claim had amounted to £92,317 ($179,445).  MCI’s claim was for telecommunication services provided to Swiftnet. Swiftnet had been in dispute with MCI regarding amounts due to MCI for telecommunications services provided by MCI to Swiftnet.  Swiftnet alleged that the disputed charges were improperly billed by MCI to its account and therefore MCI should credit Swiftnet for a certain amount of the claim. A substantial element of Swiftnet’s counterclaim for credits was based upon special rates agreed verbally by Swiftnet and MCI, which were not applied by MCI in its invoices.  Swiftnet pleaded a counterclaim and that £275,574 ($535,660) owed in relation to traffic terminated through the Xfone network in Israel should be deducted.

On March 19, 2008, the Judge handed down judgment in this dispute and awarded £1,278,942 ($2,486,007) plus legal costs and interest in favor of MCI. Our financial statements carried the full amount Swiftnet calculated that it owed to MCI based on the data held in Swiftnet’s billing systems. The net effect of this judgment was that Swiftnet’s costs were increased by £705,645 ($1,371,632), plus MCI’s legal costs and interest payable. This change in costs was reflected in Swiftnet and in the Company’s financial statements for 2007, and legal costs and interest were accrued for.

On April 15, 2008, MCI and Swiftnet agreed that Swiftnet would pay MCI a total of £1,679,515.71 ($3,264,642.63) inclusive of all taxes, costs and any interest and payments due from MCI to Swiftnet for Israeli traffic, through January 31, 2008. The net effect of this agreement was a reduction to the MCI accrual which is reflected in the Company’s consolidated financial statements for the first quarter ended March 31, 2008 included elsewhere in this Quarterly Report.

II. David Espinoza vs. NTS Communications, Inc. and Schindler Elevator Corp.

On June 29, 2007, David Espinoza filed a personal injury suit against NTS Communications, Inc. (“NTS”), a wholly-owned U.S. based subsidiary of the Company as of February 26, 2008, and Schindler Elevator Corp., in the 237th District Court of Lubbock County, Texas.  Espinoza was an employee of one of the tenants in Metro Tower, a building owned by NTS Communications.  The complaint alleges that the claim arises from an incident that occurred on July 20, 2005 when Espinoza fell in an elevator at Metro Tower and sustained injuries to his knee and shoulder.  Espinoza is seeking unspecified damages for personal injuries.  The case was in mediation in April 2008.  No settlement was reached in the mediation, and jury trial is scheduled for the week of July 21, 2008. The matter is currently being handled by NTS Communications’ insurance carrier.

III. Nir Davison

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

On March 25, 2008, the Company, Story Telecom, Inc., Story Telecom Limited, Nir Davison and Trecastle Holdings Limited, a company owned and controlled by Mr. Davison, entered into a Compromise Agreement (the “Compromise Agreement”). (Story Telecom, Inc., Story Telecom Limited, and the Company, together with their associated companies are collectively referred to in the Compromise Agreement as the Xfone Group.)  Pursuant to the Compromise Agreement, the Xfone Group and Mr. Davison settled all claims which Mr. Davison had or may have had against the Xfone Group and any of their respective present or former directors, officers, shareholders, employees or workers (excluding Mr. Davison and Trecastle Holdings) arising out of Mr. Davison’s employment or its termination, his status as a director of any company in the Xfone Group, his rights as a shareholder, stockholder or option holder of any company in the Xfone Group, and any other claims of whatsoever nature, howsoever and wherever arising, which he may have had, whether or not any such claims existed or were known to or contemplated by the parties or recognized by law at the date of the Compromise Agreement.  Additionally, Trecastle Holdings and the Xfone Group settled any claims of whatsoever nature and wherever arising which Trecastle Holdings may have had against the Xfone Group and any of their respective present or former directors, officers, shareholders, employees or workers (excluding Mr. Davison and Trecastle Holdings) whether arising out of Trecastle Holdings’ rights as a stockholder of any company in the Xfone Group, whether or not such claims existed or were known to or contemplated by the parties or recognized by law at the date of the Compromise Agreement.

As part of the settlement, Story Telecom Limited agreed to pay Mr. Davison £30,000 ($58,314) as compensation for loss of employment, which payment was made without admission of liability.  In addition, Mr. Davison filed a Withdrawal of Claim with the United Kingdom Employment on March 31, 2008.

In connection with the Compromise Agreement, Nir Davison, Trecastle Holdings and the Company entered into a Securities Purchase Agreement on the same date, pursuant to which Mr. Davison and Trecastle Holdings agreed to sell to the Company, and the Company agreed to purchase from each of Mr. Davison and Trecastle Holdings, the shares of common stock of Story Telecom, Inc. that each party owned, respectively, for an aggregate purchase price of £270,000 ($524,826).  Upon acquisition of the shares of common stock of Story Telecom from Mr. Davison and Trecastle Holdings, Story Telecom, Inc. became the Company’s wholly owned subsidiary.

The Securities Purchase Agreement also contains non-competition and non-solicitation provisions, which bind Mr. Davison for a period of two years from the closing of the sale of the shares.

IV. Richard C. Mixon and Onsite Guardian, LLC

Xfone USA, Inc., the Company’s wholly-owned U.S. based subsidiary, commenced a lawsuit (the “Lawsuit”) on August 27, 2007, against former employee Richard Clay Mixon, a resident of Louisiana, and his company OnSite Guardian, LLC (collectively, the "Defendants"), alleging violations of the Louisiana Trade Secrets Act, LRS 51:1431 et seq., and the Louisiana Unfair Trade Practices and Consumer Protection Act, LRS 51:1401 et seq.  Mr. Mixon began his employment with Xfone USA on March 31, 2006, and he resigned from employment on June 11, 2007.  The complaint alleged that the Defendants, particularly Mr. Mixon, unlawfully competed with Xfone USA and unlawfully solicited and diverted clients from Xfone USA to Mr. Mixon’s competing business during the time that Mr. Mixon was employed and earning a salary as an Xfone USA employee.  Further, the complaint alleged that Mr. Mixon was in possession of proprietary and confidential information that he did not return to Xfone USA upon his resignation.  OnSite Guardian was a direct beneficiary of Mr. Mixon’s unlawful conduct.  Xfone USA sought at least $100,000 in monetary damages from Defendants.

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

The case was pending in federal district court in New Orleans, Louisiana.  Effective as of May 1, 2008, the parties settled the Lawsuit pursuant to a certain Confidential Settlement Agreement and Mutual Release entered into between the parties.  As part of the settlement, Xfone USA agreed to pay Defendants $3,000.  Additionally, pursuant to the agreement, Xfone USA agreed to secure dismissal of the Lawsuit, and the Defendants agreed to dismiss and forever discharge all claims they had or may have had against Xfone USA.  The parties also mutually released the other parties from all claims of any nature known or unknown, vested or contingent, suspected or unsuspected, which such party had, may have had or may have, relating directly or indirectly to the allegations in the Lawsuit.

V. E.B.I. Comm, Inc.

On January 4, 2008, E.B.I. Comm, Inc. (“EBI”) filed a Complaint against the Company’s wholly-owned U.S.-based subsidiary, Xfone USA, Inc. in the County Court of Lowndes County, Mississippi, alleging that Xfone USA was in default under the terms of the agreement related to the acquisition, in January 2006, of the Internet Service Provider business of E.B.I. Specifically, the complaint alleged that Xfone USA had failed to pay required consideration of $69,215.91 related to the acquisition and demanded payment of this amount, together with pre-and post judgment interest and attorneys fees. On January 25, 2008, Xfone USA made payment to E.B.I. in the amount of $75,000.00 as final settlement of this matter, and on January 29, 2008, E.B.I. dismissed the lawsuit with prejudice.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.2a	Bylaws of the Company.(1)
3.2b	Amended Bylaws of the Company.(4)
3.3	Memorandum of Association of Swiftnet Limited.(1)
3.4	Articles of Association of Swiftnet Limited.(1)
3.6	Bylaws of Xfone USA, Inc.(7)
3.8.	Amended and Restated Bylaws of the Company dated March 12, 2006.(22)
3.9	Reamended and Restated Bylaws of the Company dated February 5, 2007.(32)
4.	Specimen Stock Certificate.(1)
5.	Opinion of Gersten Savage LLP. (49)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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
10.125
Third Amendment to Stock Purchase Agreement entered into as of April 25, 2008 by and among Chris Chelette, Robert Healea and Kevin Buxkemper, as Sellers’ Representative, NTS Communications, Inc. and Xfone, Inc. (48)

16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C. to the Securities and Exchange Commission. (20)
21.1	List of Subsidiaries (Amended as of March 31, 2008) (26)
23	Consent of Stark Winter Schenkein & Co., LLP (49)
23.1	Consent of Chaifetz & Schreiber, P.C.(30) (22.1)
23.2	Consent of Gersten Savage LLP - incorporated in the legal opinion filed as Exhibit 5.
23.3	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006.(21.1)
23.4	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006.(21.1)
23.5	Consent of Phillips & Associates, CPA's dated April 16, 2008. (49)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(4)	Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.’s Form 8-K.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.

(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K/A #1.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(21.1)	Denotes previously filed exhibits: filed on February 7, 2006 with Xfone, Inc.’s Form SB-2 Amendment 3.
(22)	Denotes previously filed exhibit: filed on March 15, 2006 with Xfone, Inc.’s Form 8-K.
(22.1)	Denotes previously filed exhibit: filed on March 31, 2006 with Xfone, Inc.’s Form 10-KSB.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(26)	Denotes previously filed exhibit; filed on April 15, 2008 with Xfone, Inc.’s Form 10-KSB/A.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(30)	Denotes previously filed exhibits: filed on November 30, 2006 with Xfone, Inc.’s Form SB-2.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(32)	Denotes previously filed exhibit: filed on February 5, 2007 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(40)	Denotes previously filed exhibit: filed on October 25, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25, 2008 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibits: filed on May 1, 2008 with Xfone, Inc.’s Form 8-K.
(49)	Denotes previously filed exhibits: filed on April 18, 2008 with Xfone, Inc.’s Form S-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XFONE, INC.

Date: May 15, 2008	By:	/s/ Guy Nissenson
Guy Nissenson
President, Chief Executive Officer and Director (principal executive officer)

Date: May 15, 2008	By:	/s/ Niv Krikov
Niv Krikov
Principal Accounting Officer, Treasurer and Chief Financial Officer (principal accounting and financial officer)