Form 10KSB/A
period 2007-12-31
XFONE INC
filed 2008-07-25
CIK 1126216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This amendment on Form 10-KSB/A (Amendment No. 2) amends the Annual Report on Form 10-KSB of Xfone, Inc. (the “Company”) for the fiscal year ended December 31, 2007, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2007, as amended on April 15, 2008 (the “Original Report”), and is being filed to include the Report of the Independent Registered Public Accounting Firm of Xfone 018, Ltd., our majority owned Israel-based subsidiary  (“Xfone 018”), within Item 7 (Financial Statements).

The Company does not believe such change is material.

In accordance with the rules of the SEC, the Company has set forth herein the complete texts of Items 7 (Financial Statements) and 13 (Exhibits) in their entirety.  The Company has also included an updated Consent of the Independent Registered Public Accounting Firm of the Company as Exhibit 23.1, and the Consent of the Independent Registered Public Accounting Firm of Xfone 018 as Exhibit 23.5. In addition, updated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 2.

This Amendment No. 2 is limited to the items of the Original Report set forth above and does not amend, update, or change any other items or disclosures contained in the Original Report. Accordingly, all other items that remain unaffected are omitted in this filing. The amendments to the Original Report reflected in this Amendment No. 2 did not result in a change to, or restatement of, the financial statements or other financial information included in the Original Report. The filing of this Amendment No. 2 shall not be deemed an admission that the Original Report, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

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

/s/ Stark Winter Schenkein & Co., LLP
Stark Winter Schenkein & Co., LLP
Denver, Colorado
March 31, 2008

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Xfone 018 Ltd.

We have audited the accompanying balance sheets of Xfone 018 Ltd. ("the Company") as of December 31, 2007 and 2006 and the related statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the result of the operations, shareholders' equity (deficiency) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Yarel + Partners C.P.A (Isr.)
Tel-Aviv, Israel March 24, 2008	An Independent Member of BKR International

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

10.126	Irrevocable Option Agreement dated as of July 1, 2008 by and between Abraham Keinen and Guy Nissenson (49)
16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C. to the Securities and Exchange Commission. (20)
21.1	List of Subsidiaries (Amended as of March 31, 2008) (26)
23	Consent of Stark Winter Schenkein & Co., LLP
23.1	Consent of Chaifetz & Schreiber, P.C.(30) (22.1)
23.2	Consent of Gersten Savage LLP - incorporated in the legal opinion filed as Exhibit 5.
23.3	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006.(21.1)
23.4	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006.(21.1)
23.5	Consent of Yarel & Partners C.P.A. (Isr.) dated July 21, 2008.
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(4)	Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.’s Form 8-K.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.

(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K/A #1.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(21.1)	Denotes previously filed exhibits: filed on February 7, 2006 with Xfone, Inc.’s Form SB-2 Amendment 3.
(22)	Denotes previously filed exhibit: filed on March 15, 2006 with Xfone, Inc.’s Form 8-K.
(22.1)	Denotes previously filed exhibit: filed on March 31, 2006 with Xfone, Inc.’s Form 10-KSB.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(26)	Denotes previously filed exhibit; filed on April 15, 2008 with Xfone, Inc.’s Form 10-KSB/A.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(30)	Denotes previously filed exhibits: filed on November 30, 2006 with Xfone, Inc.’s Form SB-2.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(32)	Denotes previously filed exhibit: filed on February 5, 2007 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(40)	Denotes previously filed exhibit: filed on October 25, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25, 2008 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibits: filed on May 1, 2008 with Xfone, Inc.’s Form 8-K.
(49)	Denotes previously filed exhibits: filed on July 1, 2008 with Xfone, Inc.'s Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFONE, INC.
Date: July 25, 2008	By:	/s/ Guy Nissenson
Guy Nissenson President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Abraham Keinan	Chairman of the Board	July 25, 2008
Abraham Keinan

/s/Guy Nissenson	President, Chief Executive Officer, and Director	July 25, 2008
Guy Nissenson

/s/ Itzhak Almog	Director and Chairman of the Audit Committee and the Nominating Committee	July 25, 2008
Itzhak Almog

/s/Eyal J. Harish	Director	July 25, 2008
Eyal J. Harish

/s/ Israel Singer	Director and member of the Audit Committee	July 25, 2008
Israel Singer

/s/ Niv Krikov	Treasurer, Chief Financial Officer, and Principal Accounting Officer	July 25, 2008
Niv Krikov