Form 10-Q
period 2008-06-30
XFONE INC
filed 2008-08-14
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer,, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                  ☐                                                                                                   Accelerated filer                 ☐

Non-accelerated filer                    ☐                                                                                      Smaller reporting company            ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     ☐        No     ☒

As of August 14, 2008, 18,376,075 shares of the Company’s common stock, $0.001 par value, were issued and outstanding

XFONE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND CONDENSED NOTES (UNAUDITED) - PERIOD ENDED JUNE 30, 2008

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	Unaudited
CURRENT ASSETS:

Cash	$5,447,700	$5,835,608
Restricted cash	-	25,562,032
Accounts receivable, net	8,672,620	5,886,499
Prepaid expenses and other receivables	7,548,721	3,985,307

Total current assets	21,669,041	41,269,446

INVENTORY	335,640	-

MINORITY INTEREST	-	7,190

LONG TERM ASSETS	1,922,373	2,076,061

FIXED ASSETS, NET	47,748,078	5,747,758

OTHER ASSETS, NET	3,298,259	1,076,784

GOODWILL	27,151,710	16,872,088

Total assets	$102,125,101	$67,049,327

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	Unaudited

CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$4,791,497	$1,094,339
Trade payables	8,332,911	8,287,420
Other liabilities and accrued expenses	8,475,737	5,322,045
Current maturities of obligations under capital leases	105,791	89,654
Current maturities of Bonds	3,925,758	3,268,476

Total current liabilities	25,631,694	18,061,934

DEFERRED TAXES	5,519,503	1,103

NOTES PAYABLE	3,538,725	1,013,808

BONDS	26,069,791	22,083,892

OBLIGATIONS UNDER CAPITAL LEASES	26,983	31,893

SEVERANCE PAY	106,768	148,600

MINORITY INTEREST	171,869	-

Total liabilities	61,065,333	41,341,230

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value:
75,000,000 shares authorized June 30, 2008;
13,467,928 and 18,376,075 issued and outstanding at December 31, 2007 and June 30, 2008, respectively	18,376	13,468
Additional paid-in capital	43,295,304	26,494,985
Foreign currency translation adjustment	(1,596,032)	(1,564,814)
Stock compensation fund	(835,265)	(295,155)
Retained earnings	177,385	1,059,613

Total shareholders' equity	41,059,768	25,708,097

Total liabilities and shareholders' equity	$102,125,101	$67,049,327

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$41,645,820	$23,153,522	$25,852,722	$11,629,806
Cost of revenues	21,017,261	10,323,243	13,360,988	5,130,021
Gross profit	20,628,559	12,830,279	12,491,734	6,499,785

Operating expenses:
Research and development	32,580	31,796	17,570	16,018
Marketing and selling	6,138,804	5,474,506	3,473,175	2,742,530
General and administrative	11,415,388	5,846,730	7,103,668	2,959,944
Total operating expenses	17,586,772	11,353,032	10,594,413	5,718,492

Operating profit	3,041,787	1,477,247	1,897,321	781,293

Financing expenses, net	(3,995,580)	(306,695)	(3,092,411)	(166,826)
Equity profit in income of affiliated company	-	112,585	-	33,449

Income (loss) before minority interest and taxes	(953,793)	1,283,137	(1,195,090)	647,916

Minority interest	(179,059)	(173,131)	(96,585)	(80,996)

Income (loss) before taxes	(1,132,852)	1,110,006	(1,291,675)	566,920

Income tax expense (benefit)	250,624	(254,172)	328,317	(155,481)

Net income (loss)	$(882,228)	$855,834	$(963,358)	$411,439

Earnings (Loss) Per Share:
Basic	$(0.052)	$0.075	$(0.052)	$0.036

Diluted	$(0.052)	$0.075	$(0.052)	$0.036

Weighted average shares outstanding:
Basic	16,864,161	11,481,080	18,404,632	11,521,916

Diluted	16,864,161	11,481,080	18,404,632	11,531,220

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flow from operating activities
Net income (loss)	$(882,228)	$855,834
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,747,552	526,688
Compensation in connection with the issuance of warrants and options	342,206	121,610
Interest and currency differences on bonds	4,016,886	-
Minority interest	179,059	173,131
Equity in earnings of affiliated company	-	(112,585)
Decrease (increase) in account receivables	872,769	(1,548,524)
Decrease in inventories	25,750	-
Increase (decrease) in severance pay	(56,388)	66,313
Increase in prepaid expenses and other receivables	(1,322,344)	(173,028)
Decrease in long term receivables	111,316	-
Increase in trade payables	76,319	906,804
Decrease in accrual for non-recurring loss (note 6)	(3,890,191)	-
Increase in other payables	93,213	259,037
Increase (decrease) in deferred taxes	(852,917)	1,083

Net cash provided by operating activities	461,002	1,076,363

Cash flow from investing activities
Purchase of equipment	(3,793,465)	(598,246)
Proceeds from short term deposit	27,467,049	-
Change in other assets and long-term receivables	-	128,203
Change in prepaid expenses and other receivables	(116,513)
Acquisition of minority interest in Story Telecom, Inc.	(690,207)	-
Acquisition of NTS Communications, Inc.	(39,180,509)	-

Net cash (used in) investing activities	(16,313,645)	(470,043)

Cash flow from financing activities
Repayment of long term loans from banks and others	(458,874)	(484,170)
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	14,496,036	853,649
Proceeds from long term loans from banks	3,488,679	20,466
Proceeds from exercise of options	14,368	22,050
Changes in capital lease obligation	10,125	22,545
Payment of first installment interest on Bonds	(1,334,924)	-
Repayment of convertible notes	(400,000)	(397,025)
Increase (decrease) in short term loan and bank credit	-	(584,786)

Net cash provided by (used in) financing activities	15,815,410	(547,271)

Effect of exchange rate changes on cash and cash equivalents	(350,675)	(75,355)

Net (decrease) in cash	(387,908)	(16,306)

Cash at the beginning of the period	5,835,608	1,218,392

Cash at the end of the period	$5,447,700	$1,202,086

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008 (Unaudited)

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

Xfone's holdings in subsidiaries as of June 30, 2008 were as follows:

●	Swiftnet Limited ("Swiftnet") - wholly owned U.K. subsidiary.

●	Equitalk.co.uk Limited ("Equitalk") - wholly owned U.K. subsidiary.

●	Auracall Limited ("Auracall") - wholly owned U.K. subsidiary.

●	Xfone USA, Inc. and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. - wholly owned U.S. subsidiary.

●	Story Telecom, Inc. and its wholly owned U.K. subsidiary, Story Telecom Limited (collectively, " Story Telecom ") - wholly owned U.S. subsidiary.

●
NTS Communications, Inc. and its six wholly owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers Inc., NTS telephone Company, LLC and NTS management Company, LLC - wholly owned U.S. subsidiary.

●	Xfone 018 Ltd. ("Xfone 018") - majority owned Israeli subsidiary in which Xfone holds a 69% ownership share.

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

On March 25, 2008, Story Telecom UK settled the above mentioned claim.

In connection with the settlement, the Company purchased the shares of common stock of Story Telecom, Inc., the parent company of Story Telecom UK ("Story Telecom US"), owned by Mr. Davison and owned by Trecastle Holdings Limited, a company owned and controlled by Mr. Davison, which increased the Company's ownership interest in Story Telecom US from 69.6% to 100%. The aggregate purchase price was £270,000 ($538,083). As a result, Story Telecom US became a wholly owned subsidiary of the Company.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008 (Unaudited)

Note 1 - Organization and Nature of Business (Cont.)

As part of the settlement, Story Telecom UK agreed to pay Mr. Davison £30,000 ($59,787) as compensation for loss of employment, which payment was made without admission of liability.  In addition, Mr. Davison agreed to file a Withdrawal of Claim with the United Kingdom Employment Tribunal which was filed on March 31, 2008.

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of March 25, 2008:

Story Telecom, Inc.
Current Assets, excluding cash acquired	$1,820,479
Fixed assets	9,970
Total Assets acquired	1,830,449

Current liabilities	(1,679,409)
Long term liabilities	(2,400,809)
Total liabilities acquired	4,080,218

Net liabilities assumed	$(2,249,769)

Acquired net assets (30.4%)*	$-

Purchase price:
Cash acquired, net	$410,598
Acquisition costs	279,609
Total	690,207

Goodwill	$690,207

* The minority has not been attributed losses

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008 (Unaudited)

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

On April 25, 2008, we entered into a Third Amendment to the purchase agreement, pursuant to which we agreed to an extension of time for the calculation and payment of the post closing working capital adjustment under the NTS Purchase Agreement.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008 (Unaudited)

Note 1 - Organization and Nature of Business (Cont.)

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of February 26, 2008**

NTS Communications, Inc.
Current Assets, excluding cash acquired	$5,913,441
Fixed assets	39,631,997
Total Assets acquired	45,545,438

Current liabilities	8,076,112
Long Term liabilities	9,237,411
Total liabilities acquired	17,313,523

Net assets assumed	$28,231,915

Acquired net assets (100%)	$28,231,915

Purchase price:
Cash paid, net(*)	$34,860,688
Fair market value of stock and options issued	1,412,507
Acquisition costs	3,951,154
Total	40,224,329

Customer Relationship	2,153,000

License	250,000

Goodwill	$9,589,414

* Includes accured expenses at the amount of $368,687 and cash in the amount of $6,485,284 that was recieved for the issuance of 2,366,892 Shares of the Company's Common stock.
** The Company is still in the process of allocating the Intangible Assets from this acquisition.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008 (Unaudited)

Note 2 - Significant Accounting Policies

The financial statements are prepared in accordance with generally accepted accounting principles in the United States. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are as follows:

A.	Principles of Consolidation and Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. A minority interest in the loss of a subsidiary will be recorded according to the respective equity interest of the minority and up to its exposure and/or legal obligation to cover the subsidiary losses in case of equity reduced to zero or below.

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

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are re-measured into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All gains and losses of the re-measurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate. The Company's functional currency is US$, the Company's financial records are maintained in US$, and the Company's financial statements are prepared in US$. The functional currency of Swiftnet, Equitalk and Story Telecom is GBP, the financial records of these subsidiaries are maintained in GBP and the financial statements of these subsidiaries are prepared in GBP. The functional currency of Xfone 018 is New Israeli Shekels ("NIS"), the financial records of Xfone 018 are maintained in NIS, and the financial statements of Xfone 018 are prepared in NIS.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008 (Unaudited)

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

Accounts receivable are presented net of an allowance for doubtful accounts of $1,860,368 and $1,090,572 at June 30, 2008 and December 31, 2007, respectively.

D.	Other Intangible Assets

Other intangible assets with determinable lives consist of license to provide communication services in Israel and are amortized over the 20 year term of the license.

Customer relations and trade name related to mergers and acquisitions are amortized over a period between 2-13 years from the date of the purchase.

E.	Long Term Assets

Long term assets are include $1,682,334 and $1,753,503 of net Bonds issuance cost, net in June 30, 2008 and December 31, 2007, respectively.

Bonds issuance cost is amortized over a period of 8 years from the date of issuance.

F.	Earnings Per Share

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

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008 (Unaudited)

Note 2 - Significant Accounting Policies (Cont.)

G.	Stock-Based Compensation

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

H.	Goodwill and Indefinite- Lived Purchased Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), establishes a method of testing goodwill and other indefinite-lived intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company’s assessments involve determining an estimate of the fair value of the Company’s reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill and other indefinite-lived assets exists. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Fair values are derived based on an evaluation of past and expected future performance of the Company’s reporting units. A reporting unit is an operating segment or one level below an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and the Company’s executive management team regularly reviews the operating results of that component. In addition, the Company combines and aggregates two or more components of an operating segment as a single reporting unit if the components have similar economic characteristics. The Company’s reportable segments under the guidance of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” are its reporting units.

The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

The Company utilizes the discounted cash flow approach when determining the fair value of each reporting unit as part of its annual assessments. As stated above, goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of the Company’s analysis indicated that no reduction in the carrying amount of goodwill was required.

I.	Reclassification

Certain prior period balances in the consolidated balance sheets and statement of cash flows were reclassified to appropriately present amounts of purchased goodwill and net cash used in operating activities and net cash used in financing activities and effect of exchange rate changes on cash and cash equivalents. The reclassification had no effect on previously reported net income and shareholders' equity.

J.	Basis of Presentation

The Company was incorporated in Nevada, U.S.A. in September 2000 and is a provider of voice, video and data telecommunications services, including: local, long distance and international telephony services; video; prepaid and postpaid calling cards; cellular services; Internet services; messaging services (Email/Fax Broadcast, Email2Fax and Cyber-Number); and reselling opportunities, with operations in the United States, the United Kingdom and Israel. The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information, including note disclosures, normally included in financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America ('US GAAP') has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the condensed consolidated balance sheet as of June 30, 2008 (unaudited) and December 31, 2007 (audited), the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K, as amended, for the year ended December 31, 2007.

K.	Income Taxes

The Company and its subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ('SFAS 109'). This statement prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax base of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008 (Unaudited)

Note 3 - Capital Structure, stock options, warrants

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

In connection with the closing of the acquisition on February 26, 2008, the Company issued 2,366,892 shares of the Company’s Common Stock to certain NTS Shareholders who elected to reinvest all or a portion of their allocable sale price in the Company’s Common Stock, pursuant to the terms of the NTS Purchase Agreement.  The Company’s Board of Directors determined, in accordance with the Purchase Agreement, the number of shares of the Company’s Common Stock to be delivered to each participating NTS Shareholder by dividing the portion of such NTS Shareholder’s allocable sale price that the NTS Shareholder elected to receive in shares of the Company’s Common Stock by 93% of the average closing price of the Company’s Common Stock on the American Stock Exchange for the ten consecutive trading days preceding the trading day immediately prior to the Closing Date (i.e., $2.74).  The aggregate sales price reinvested by all such NTS Shareholders was $6,485,284.

On March 25, 2008, the Company issued the holders of the Bonds, for no additional consideration, 956,020 (non-tradable) warrants, each exercisable at an exercise price of $3.50 with a term of 4 years.

On April 7, 2008, Rafael Dick, the former Managing Director of the Company's Israeli subsidiary Xfone 018 Ltd. exercised 4,105 of his outstanding options under the Company's 2004 Stock Option Plan, at an exercise price of $3.50 per share.

In 2006, in conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Internet Services, we issued a total of 789,863 shares of our Common Stock valued at $2,380,178 and 603,939 warrants exercisable for a period of five years into shares of our Common Stock, with an exercise price of $3.31, valued based on the Black Scholes option-pricing model (the “Xfone Stock and Warrant Consideration”). A portion of the Xfone Stock and Warrant Consideration issued at closing was placed in an escrow account, to be held pending certain adjustments. The Company subsequently made the following two claims against such escrow account: Claim #1: The Company made a claim on March 27, 2007 to adjust the total consideration based upon the changes in customer billings as determined pursuant to a formula set forth in the First Amendment to the Merger Agreement (the “Customer Billing Adjustment Amount”), which the Company had determined was $247,965.57. Claim #2: The Company determined an undisclosed liability, in accordance with Article 6.03 of the I-55 Internet Services, Inc. Merger Agreement (as amended), in the amount of $147,550 and on November 28, 2006, sent a claim for this amount. The Shareholder Representatives of I-55 Internet Services disputed the amounts in both claims submitted and so the parties entered into negotiations on May 2, 2007, where they agreed to reduce the amount claimed in Claim #1 by $104,948.46, which represents adjustments made to the 90-Day column, Trade Accounts, and certain accounts that had previously been listed as having 90-Day balances but were subsequently confirmed as not having 90-Day balances, and by the final amount billed to EBI Comm, Inc. (“EBI”) in 2005 prior to the assets of EBI being purchased by Xfone USA, and agreed to reduce the original Loss amount claimed in Claim #2 by $6,800.00, representing additional services purchased with Zipa, Inc. under the direction of Xfone USA during the Management Agreement period from October 2005 through March 2006. Upon settlement of the claims, two Joint Deposition Notices for the escrow agent, Trustmark National Bank, were delivered to the Shareholder Representatives of I-55 Internet Services for execution, however, a Shareholder Representative refused to execute the notices pending approval of the claims by the shareholders of I-55 Internet Services.  On June 7, 2007, the shareholders met and rejected the figure agreed upon with respect to Claim #1 and accepted the figure agreed upon with respect to Claim #2.  On or about May 12, 2008, after further negotiations, Xfone USA and I-55 agreed to value Claim #1 at $143,017.11 and Claim #2 at $140,750.00 for a total agreed loss of $283,767.11.  This resulted in the Company’s receipt of 62,850 shares of Xfone Common Stock and 44,470 Xfone Stock Warrants from the Escrow Account in satisfaction of these claims (the “Returned Xfone Stock and Warrant Consideration”) and the balance of the Xfone Common Stock and Xfone Stock Warrants remaining in the Escrow Account was distributed to the selling I-55 Internet shareholders and the escrow account was closed out on June 16, 2008. The components of the Returned Xfone Stock and Warrant Consideration were cancelled by the Company on June 3, 2008.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008 (Unaudited)

Note 3 - Capital Structure, stock options, warrants (Cont.)
	Six months ended June 30, 2008
	Number of options	Weighted average exercise price
Options outstanding at the beginning of the period (a)	5,715,000	$3.65
Granted (b)	1,851,000	$3.75
Exercised	(4,105)	$3.50
Forfeited	(1,195,895)	$4.34
Options outstanding at the end of the period	6,366,000	$3.55

Options vested and exercisable	4,644,688	$2.71

Weighted average fair value of options granted		$1.24

(a) Include options under contractual obligation as specified in note 3A, below.
(b) Include options under contractual obligation as specified in note 3B, below.

The following table summarizes information about options outstanding and exercisable at June 30, 2008:

Range price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price

2.794-5.00	4,644,688	3.50	$2.71

(a) Include options under contractual obligation as specified in note 3A-B, below.

A.
On August 26, 2007, the Company entered into a contractual obligation to grant the General Manager of Xfone 018 the following number of options to purchase shares of the Company’s common stock, $0.001 par value per share (“Common Stock”), under the Company’s 2007 Stock Incentive Plan (the “Plan”):

i.
Within 30 days of adoption of the Plan, the Company will grant options to purchase 300,000 shares of Common Stock, at an exercise price of $3.50 per share, of which (i) options to purchase 75,000 shares will vest on August 26, 2008; and (ii) options to purchase 18,750 shares will be vest at the end of every 3 month period thereafter.

ii.
At the end of each calendar year between 2008 and 2011, and upon the achievement by Xfone 018 100% of its Targets (as determined in the General Manager's employment agreement) for each such year, the General Manager of Xfone 018 will be granted options to purchase 25,000 shares of the Company’s Common Stock under the Plan, for an exercise price of $3.50 per share, which will be exercisable 30 days after the Company publishes its annual financial statements for such year.

The options will expire 120 days after termination of employment with Xfone 018.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008 (Unaudited)

Note 3 - Capital Structure, stock options, warrants (Cont.)

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

Pursuant to the terms of the Employment Agreements, the Officers were granted the following stock option awards under the Company’s 2007 Stock Incentive Plan on the Closing Date: Ms. Baldwin was granted options to purchase 250,000 shares of the Company’s Common Stock, and each of Messrs. Hoover and Worthington was granted options to purchase 400,000 shares of the Company’s Common Stock.  Each option is immediately exercisable, expires five years from the grant date, and has an exercise price of $2.794.  The total value of the options, based on Black-Scholes option pricing model is $1,412,507. Additionally,  at the end of each Officer’s second year employment, the officer will be granted options to purchase 267,000 shares of the Company’s Common Stock, which will be immediately exercisable at $5.00 per share, and will expire five years from such grant date. The total value of the options, based on Black-Scholes option-pricing-model is $882,316.

	Six months ended June 30, 2008
	Number of Warrants	Weighted average exercise price
Warrants outstanding at the beginning of the period	6,104,159		$3.72
Granted	956,020		$3.5
Forfeited	(44,470)		$3.31
Warrants outstanding at the end of the period	7,015,709	$

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008 (Unaudited)

Note 4 - Segment Information

Geographical segments

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
United Kingdom	$9,520,525	$12,574,190	$4,713,101	$6,478,252
United States	27,470,618	6,610,958	18,763,114	3,191,865
Israel	4,654,677	3,968,374	2,376,507	1,959,689

Total revenues	41,645,820	23,153,522	25,852,722	11,629,806

Cost of revenues:
United Kingdom	3,525,538	5,751,199	1,826,414	2,871,329
United States	15,591,329	3,145,489	10,603,460	1,551,663
Israel	1,900,394	1,426,555	931,114	707,029

Total cost of revenues	21,017,261	10,323,243	13,360,988	5,130,021

Direct gross profit:
United Kingdom	5,994,987	6,822,991	2,886,687	3,606,923
United States	11,879,289	3,465,469	8,159,654	1,640,202
Israel	2,754,283	2,541,819	1,445,393	1,252,660

	20,628,559	12,830,279	12,491,734	6,499,785

Operating expenses:
United Kingdom	4,481,117	5,834,126	2,377,073	3,011,607
United States	10,159,870	3,129,573	6,704,701	1,602,168
Israel	1,962,378	1,314,942	1,038,247	655,956

	16,603,365	10,278,641	10,120,021	5,269,731

Operating Profit
United Kingdom	1,513,870	988,865	509,614	595,316
United States	1,719,419	335,896	1,454,953	38,034
Israel	791,905	1,226,877	407,146	596,704

	4,025,194	2,551,638	2,371,713	1,230,054

Operating expenses related to the Headquarters in the US	983,407	1,074,391	474,392	448,761

Operating Profit	$3,041,787	$1,477,247	$1,897,321	$781,293

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008 (Unaudited)

Note 5 – Potential acquistions

An agreement in principle to acquire a majority stake in Tadiran Telecom - Communication Services In Israel LP.

On March 17, 2008, Xfone 018 entered into an Agreement of Principles with Tiv Taam Holdings 1 Ltd., an Israeli public company (“Tiv Taam”), pursuant to which Xfone 018 agreed to purchase from Tiv Taam, and Tiv Taam agreed to sell to Xfone 018, approximately 89% of the outstanding share capital (approximately 69% of its fully diluted share capital) of Robomatix Technologies Ltd. (“Robomatix”) which Tiv Taam currently owns (the “Agreement of Principles”).  Robomatix owns approximately 90% of the issued share capital of Tadiran Telecom-Communication Services In Israel Ltd. (“Tadiran Telecom”), which is the general partner of Tadiran Telecom-Communication Services In Israel – Limited Partnership (“Tadiran Telecom LP”), an Israeli entity dealing with the distribution, maintenance, assistance services and sale of switchboards for the business community in Israel.  Accordingly, upon consummation of the acquisition, Xfone 018 will also acquire control over Tadiran Telecom and Tadiron Telecom LP.  Pursuant to the Agreement of Principles, the purchase price for the acquisition is NIS 44,000,000 (approximately $12,418,854), subject to adjustment as set forth in the agreement, payable in three installments, as follows:

•	On the closing date, NIS 15,500,000 (approximately $4,374,824) (the “First Installment”);

•	By November 20, 2008, NIS 15,500,000 (approximately $4,374,824), subject to adjustment resulting from linkage to the Consumer Price Index (the “Second Installment”); and

•	By November 1, 2009, NIS 13,000,000 (approximately $3,669,207), subject to adjustment resulting from linkage to the Consumer Price Index (the “Third Installment”).

Xfone 018 will have all rights as a shareholder of Robomatix upon closing of the acquisition and payment of the First Installment.

Pursuant to the Agreement of Principles, we, as the parent company of Xfone 018, have agreed to sign a letter of guarantee with respect to the Second Installment and the Third Installment.

As of the date of this filing, negotiations between Xfone 018, Tiv Taam and the management and employees of Tadiran Telecom LP have not been exhausted. There is no assurance that the transaction will be successfully concluded.

Note 6 - MCI WorldCom Limited (Currently Operating as “Verizon Business”)

Swiftnet Limited, the Company’s wholly-owned U.K. based subsidiary, was served with a claim on October 11, 2005 that was filed by MCI WorldCom Limited (currently operating as Verizon UK Limited) (“MCI”) in an English court for the sum of £1,640,440 ($3,188,687) plus interest accruing at a daily rate of £401 ($779) which at the date of claim had amounted to £92,317 ($179,445).  MCI’s claim was for telecommunication services provided to Swiftnet. Swiftnet had been in dispute with MCI regarding amounts due to MCI for telecommunications services provided by MCI to Swiftnet.  Swiftnet alleged that the disputed charges were improperly billed by MCI and therefore MCI should credit Swiftnet for a certain amount of the claim. A substantial element of Swiftnet’s counterclaim for credits was based upon special rates agreed verbally by Swiftnet and MCI, which were not applied by MCI in its invoices.  Swiftnet pleaded a counterclaim and that £275,574 ($535,660) owed in relation to traffic terminated through the Company’s network in Israel should be deducted.

On March 19, 2008, the Judge handed down judgment in this dispute and awarded £1,278,942 ($2,486,007) plus legal costs and interest in favor of MCI. Our financial statements carried the full amount Swiftnet calculated that it owed to MCI based on the data held in Swiftnet’s billing systems. The net effect of this judgment was that Swiftnet’s costs were increased by £705,645 ($1,371,632), plus MCI’s legal costs and interest payable. This change in costs was reflected in Swiftnet and the Company’s financial statements for 2007, and legal costs and interest were accrued for accordingly.

On April 15, 2008, MCI and Swiftnet agreed that Swiftnet would pay MCI a total of £1,679,515.71 ($3,264,642.63) inclusive of all taxes, costs and any interest and payments due from MCI to Swiftnet for Israeli traffic, through January 31, 2008. The net effect of this agreement was a reduction to the MCI accrual.
As of the date of this report, Swiftnet has fully paid its obligations in connection with the MCI litigation.

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

OVERVIEW

Xfone, Inc. was incorporated in Nevada, U.S.A. in September 2000. The Company is a holding and managing company providing international voice, video and data communications services with operations in the United States, the United Kingdom and Israel offering a wide range of services, including: local, long distance and international telephony services; video; prepaid and postpaid calling cards; cellular services; Internet services; messaging services (Email/Fax Broadcast, Email2Fax and Cyber-Number); and reselling opportunities. The Company serves customers worldwide.

In February 2007, the Company moved its principal executive offices from the UK to Flowood, Mississippi, and shared executive office space with its wholly owned U.S. subsidiary, Xfone USA, Inc. The headquarters of Xfone USA and its principal executive offices recently moved from the Flowood, Mississippi location to Lubbock, Texas, to the existing headquarters of NTS Communications, Inc. ("NTS"), which the Company acquired in February 2008.

On October 4, 2000, the Company acquired Swiftnet Limited which had a business plan to provide comprehensive range of telecommunication services and products, integrated through one website. Swiftnet was incorporated in 1990 under the laws of the United Kingdom and is headquartered in London, England. Until 1999, the main revenues for Swiftnet were derived from messaging and fax broadcast services. During 2000, Swiftnet shifted its business focus to voice services and now offers a comprehensive range of calling services to resellers and end customers. Utilizing automation and proprietary software packages, Swiftnet’s strategy is to grow without the need for heavy investments and with lower expenses for operations and registration of new customers.

On April 15, 2004, the Company established an Israel based subsidiary, Xfone Communication Ltd. (which changed its name to Xfone 018 Ltd. in March 2005). On July 4, 2004, the Ministry of Communications of the State of Israel granted Xfone 018 a license to provide international telecom services in Israel. The Company started providing services in Israel through Xfone 018 as of mid-December 2004. Headquartered in Petach Tikva, Israel, Xfone 018 Ltd. is a telecommunications service provider that owns and operates its own facilities-based telecommunications switching system. Xfone 018 provides residential and business customers with high quality international and local carrier services.

On May 28, 2004, the Company entered into an agreement and Plan of Merger to acquire WS Telecom, Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., through the merger of WS Telecom into our wholly owned U.S. subsidiary Xfone USA, Inc. On July 1, 2004, Xfone USA entered into a management agreement with WS Telecom which provided that Xfone USA provide management services to WS Telecom pending the consummation of the merger. The management agreement provided that all revenues generated from WS Telecom business operations would be assigned and transferred to Xfone USA. The term of the management agreement commenced on July 1, 2004, and continued until the consummation of the merger on March 10, 2005. Xfone USA, Inc. is an integrated telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system and network. Xfone USA provides residential and business customers with high quality local, long distance and high-speed broadband Internet services, as well as cable television services in certain planned residential communities in Mississippi. Xfone USA is licensed to provide telecommunications services in Alabama, Florida, Georgia, Louisiana and Mississippi. Xfone USA utilizes integrated multi-media offerings - combining digital voice, data and video services over broadband technologies to deliver services to customers throughout its service areas.

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

In conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Internet Services, the Company issued a total of 789,863 shares of our Common Stock valued at $2,380,178 and 603,939 warrants exercisable for a period of five years into shares of our Common Stock, with an exercise price of $3.31, valued based on the Black Scholes option-pricing model (the “Xfone Stock and Warrant Consideration”). A portion of the Xfone Stock and Warrant Consideration issued at closing was placed in an escrow account, to be held pending certain adjustments. The Company subsequently made the following two claims against such escrow account: Claim #1: The Company made a claim on March 27, 2007 to adjust the total consideration based upon the changes in customer billings as determined pursuant to a formula set forth in the First Amendment to the Merger Agreement (the “Customer Billing Adjustment Amount”), which the Company had determined was $247,965.57. Claim #2: The Company determined an undisclosed liability, in accordance with Article 6.03 of the I-55 Internet Services, Inc. Merger Agreement (as amended), in the amount of $147,550 and on November 28, 2006, sent a claim for this amount. The Shareholder Representatives of I-55 Internet Services disputed the amounts in both claims submitted and so the parties entered into negotiations on May 2, 2007, where they agreed to reduce the amount claimed in Claim #1 by $104,948.46, which represents adjustments made to the 90-Day column, Trade Accounts, and certain accounts that had previously been listed as having 90-Day balances but were subsequently confirmed as not having 90-Day balances, and by the final amount billed to EBI Comm, Inc. (“EBI”) in 2005 prior to the assets of EBI being purchased by Xfone USA, and agreed to reduce the original Loss amount claimed in Claim #2 by $6,800.00, representing additional services purchased with Zipa, Inc. under the direction of Xfone USA during the Management Agreement period from October 2005 through March 2006. Upon settlement of the claims, two Joint Deposition Notices for the escrow agent, Trustmark National Bank, were delivered to the Shareholder Representatives of I-55 Internet Services for execution, however, a Shareholder Representative refused to execute the notices pending approval of the claims by the shareholders of I-55 Internet Services.  On June 7, 2007, the shareholders met and rejected the figure agreed upon with respect to Claim #1 and accepted the figure agreed upon with respect to Claim #2.  On or about May 12, 2008, after further negotiations, Xfone USA and I-55 agreed to value Claim #1 at $143,017.11 and Claim #2 at $140,750.00 for a total agreed loss of $283,767.11.  This resulted in the Company’s receipt of 62,850 shares of Xfone Common Stock and 44,470 Xfone Stock Warrants from the Escrow Account in satisfaction of these claims (the “Returned Xfone Stock and Warrant Consideration”) and the balance of the Xfone Common Stock and Xfone Stock Warrants remaining in the Escrow Account was distributed to the selling I-55 Internet shareholders and the escrow account was closed out on June 16, 2008. The components of the Returned Xfone Stock and Warrant Consideration were cancelled by the Company on June 3, 2008.

In conjunction with that certain Letter Agreement dated October 10, 2005 with MCG Capital Corporation, a major creditor of I-55 Internet Services, and upon the consummation of the merger on March 31, 2006, the Company issued to MCG Capital 667,998 shares of our Common Stock, valued at fair value of $2,010,006, in return for   retiring its loan with I-55 Internet Services.

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

In conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Telecommunications, LLC, the Company issued a total of 223,702 shares of our Common Stock valued at $671,687 and 79,029 warrants exercisable for a period of five years into shares of our Common Stock, with an exercise price of $3.38, valued based on the Black Scholes option-pricing model (the “Xfone Stock and Warrant Consideration”). A portion of the Xfone Stock and Warrant Consideration issued at closing was placed in an escrow account. The Company determined a breach of the representations and warranties in the Merger Agreement resulting from the failure of I-55 Telecommunications to disclose the liability due and payable to the Louisiana Universal Service Fund (“LA USF”) through the period of October 2005, at which time Xfone USA undertook the management role of I-55 Telecommunications.  Pursuant to Section 1(g) of the Escrow Agreement dated as of March 31, 2006 by and among Xfone USA, the Escrow Agent, and the President and Sole Member of I-55 Telecommunications, and in accordance with Article 6.02 of the Merger Agreement, Xfone USA notified the other parties that it believed that it had suffered a Loss of $30,625.52, pursuant to the provisions of Article 6.02 of the Merger Agreement dated as of August 26, 2005. Having not received any response from the President and Sole Member of I-55 Telecommunications, nor from his counsel, on October 15, 2007, and after the allotted response time allowed, Xfone USA instructed the Escrow Agent (Trustmark National Bank) to deliver from the Escrow Fund of the President and Sole Member of I-55 Telecommunications, to the Company, 7,043 shares of Common Stock and 4,838 Xfone Stock Warrants.  The 7,043 shares of Common Stock and 4,838 Xfone Stock Warrants were returned to the Company for cancellation on October 31, 2007.

In conjunction with certain Agreements to Purchase Promissory Notes dated October 31, 2005 / February 3, 2006 with Randall Wade James Tricou; Rene Tricou - Tricou Construction; Rene Tricou - Bon Aire Estates; Rene Tricou - Bon Aire Utility; and Danny Acosta, creditors of I-55 Telecommunications (the “Creditors”), and upon the consummation of the merger on March 31, 2006, the Company issued to the Creditors an aggregate of 163,933 restricted shares of Common Stock and an aggregate of 81,968 warrants, exercisable at $3.38 per share, at a total value of $492,220, in return for retiring their individual loans with I-55 Telecommunications.

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

On September 27, 2005, a Securities Purchase Agreement was entered into for a $2,000,000 financial transaction by and among us, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment took the form of a convertible term note secured by our United States assets. The Term Note has a 3 year term, bears interest at a rate equal to prime plus 1.5% per annum, and is convertible, under certain conditions, into shares of our common stock at an initial conversion price equal to $3.48 per share. In conjunction with the financial transaction, the Company issued to Laurus Master Fund 157,500 warrants which are exercisable at $3.80 per share for a period of five years. The closing of the financial transaction was on September 28, 2005. As of August 1, 2007, Laurus Master Fund, Ltd. assigned to Valens U.S. SPV I, LLC a principal amount equal to $169,925.11 of the Term Note, and to Valens Offshore Fund SPV I, Ltd. a principal amount equal to $549,289.76 of the Term Note. The conversion of the Term Note will result in dilution in the percentage of common stock owned by the company’s existing shareholders, although the conversion price was in excess of the net tangible book value per share and accordingly was not economically dilutive.

On September 28, 2005, a Securities Purchase Agreement was entered into for a $2,212,500 financial transaction by and among us, Crestview Capital Master, LLC, Burlingame Equity Investors, LP, Burlingame Equity Investors II, LP, Burlingame Equity Investors (Offshore), Ltd., and Mercantile Discount - Provident Funds. Upon the closing of the financial transaction on October 31, 2005, the Company issued to the investors an aggregate of 885,000 shares of common stock at a purchase price of $2.50 per share together with, 221,250 warrants exercisable at $3.00 per share and 221,250 warrants exercisable at $3.25 per share. The financial transaction resulted in dilution in the percentage of common stock owned by the Company’s existing shareholders, although the price paid was in excess of the net tangible book value per share and accordingly was not economically dilutive.

On November 23, 2005, a Securities Purchase Agreement was entered into for a $810,000 financial transaction by and among us, Mercantile Discount-Provident Funds, Hadar Insurance Company Ltd., the Israeli Phoenix Assurance Company Ltd., and Gaon Gemel Ltd. In conjunction with the financial transaction, the Company issued an aggregate of 324,000 shares of common stock at a purchase price of $2.50 per share together with 81,000 warrants exercisable at $3.00 per share for a period of five years and 81,000 warrants exercisable at $3.25 per share for a period of five years. The financial transaction was closed on April 6, 2006. The financial transaction resulted in dilution in the percentage of common stock owned by the Company’s existing shareholders, although the price paid was in excess of the net tangible book value per share and accordingly was not economically dilutive.

On January 1, 2006, Xfone USA, Inc., our wholly owned subsidiary, entered into an Agreement with EBI Comm, Inc. (“EBI”), a privately held Internet Service Provider, to purchase the assets of EBI. EBI provided a full range of Internet access options for both commercial and residential customers in north Mississippi. Based in Columbus, Mississippi, EBI’s services included Dial-up, DSL, T1 Dedicated Access and Web Hosting. The customer base, numbering approximately 1,500 Internet users, is largely concentrated in the Golden Triangle area, which includes Columbus, West Point and Starkville, Mississippi. The acquisition was structured as an asset purchase, providing for Xfone USA to pay EBI total consideration equal to 50% of the monthly collected revenue from the customer base during the first 12 months, beginning January 2006. Acquired assets include the customer base and customer lists, trademarks and all related intellectual property, fixed assets and all account receivables. As a result of further negotiations between us and EBI, the Company have agreed to pay the total consideration of this acquisition in cash in the amount of $85,699 in monthly payments of $10,000 until paid in full, and the Company made the first of such payments on June 1, 2007 and final payment on January 25, 2008. The acquisition was not significant from an accounting perspective.

On January 10, 2006 (effective as of January 1, 2006), Xfone USA, Inc., our wholly owned subsidiary, entered into an Asset Purchase Agreement with Canufly.net, Inc. (“Canufly.net”), an Internet Service Provider based in Vicksburg, Mississippi, and its principal shareholder, Mr. Michael Nassour. Canufly.net provided residential and business customers with high-speed Internet services and utilized the facilities-based network of Xfone USA, as an alternative to BellSouth, to provide Internet connectivity to its customers. Canufly.net also provided Internet services through a small wireless application in certain areas in Vicksburg, Mississippi. The transaction was closed on January 24, 2006. The Company agreed to pay a total purchase price of up to $710,633, payable as follows: (i) $185,000 in cash payable in twelve equal monthly payments, the first installment was paid at closing, and as of December 31, 2006, the entire amount was paid in full and in accordance with the Asset Purchase Agreement; (ii) $255,633 in cash, paid at closing, to pay off the loan with the B&K Bank; (iii) 33,768 restricted shares of Common Stock and 24,053 warrants exercisable at $2.98 per share for a period of five years were issued to the shareholders of Canufly.net during May 2006. Following the closing in 2006 and due to the satisfaction of certain earn out provisions in the Asset Purchase Agreement the Company issued in March 2007 an additional 20,026 restricted shares of Common Stock and 14,364 warrants exercisable at $2.98 per share for a period of five years to the shareholders of Canufly.net. The acquisition was not significant from an accounting perspective.

On May 10, 2006, the Company, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited, a company owned and controlled by Mr. Davison, entered into a Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, the Company increased our ownership interest in Story Telecom from 39.2% to 69.6% in a cash transaction valued at $1,200,000. $900,000 of the total consideration was applied to payables owed by Story Telecom to us and our subsidiary Swiftnet Limited for back-end telecommunications services. The balance of $300,000 was paid to Story Telecom to be used as working capital. Story Telecom, Inc., a telecommunication service provider, operated in the United Kingdom through its two wholly owned subsidiaries, Story Telecom Limited and Story Telecom (Ireland) Limited (which was dissolved on February 23, 2007). Following the acquisition, Story Telecom operates as a division of our operations in the United Kingdom. The stock purchase pursuant to the Stock Purchase Agreement was completed on May 16, 2006. The transaction contemplated by the Stock Purchase Agreement was not significant from an accounting perspective.

On March 25, 2008, in connection with a settlement of a legal proceeding before the UK Employment Tribunal initiated by Mr. Nir Davison, the Company purchased from Mr. Davison and Trecastle Holdings Limited, the shares of common stock of Story Telecom, Inc. that each party owned, respectively, for an aggregate purchase price of £270,000 ($538,083), pursuant to the terms of a Compromise Agreement and a Securities Purchase Agreement entered into between the parties on that date. Upon acquisition of the shares of common stock of Story Telecom, Inc. from Mr. Davison and Trecastle Holdings, Story Telecom, Inc. became our wholly owned subsidiary.

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

On October 23, 2007, the Company entered into Subscription Agreements with 15 investors affiliated with Gagnon Securities, Inc. who agreed to purchase an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.001 per share at a price of $3.00 per share, for a total subscription amount of $3,000,000. This offering was made by the Company, acting without a placement agent, pursuant to the Company’s Registration Statement on Form SB-2 (File No. 333-143618) which was declared effective by the U.S. Securities and Exchange Commission on August 6, 2007.  The 1,000,000 shares were issued on November 6, 2007. Following the effectiveness of the Registration Statement on Form SB-2 (File No. 333-143618) described above, pursuant to which the offerings on October 23, 2007 and November 4, 2007 described above were made, the Company did not file a prospectus supplement within the required time period containing the final fixed offering price of $3.00 per share due to an unintentional error.  Instead, the Company filed Current Reports on Form 8-K on October 23, 2007 and November 5, 2007 following its entry into the related subscription agreements with the purchasers of the shares, and filed a Post-Effective Amendment on November 7, 2007, each of which disclosed such final fixed price.  The Post-Effecitve Amendment filed on November 7, 2007 was never declared effective.  The Company is relying upon the cure provision provided by Rule 424(b)(8) under the Securities Act in filing of the Post-Effective Amendment, as it filed such Post-Effective Amendment as soon as practicable upon discovery of the unintentional failure to file the prospectus supplement.

On November 4, 2007, the Company entered into Subscription Agreements with: (i) XFN - RLSI Investments, LLC, an entity affiliated with Richard L. Scott Investments, LLC, a U.S. institutional investor, which agreed to purchase 250,000 shares of the Company’s common stock, par value $0.001 per share at a price of $3.00 per share, for a total subscription amount of $750,000 (the “U.S. Offering”); and (ii) certain Israeli institutional investors, which agreed to purchase an aggregate of 700,000 shares of the Company’s Common Stock, at a price of $3.00 per share, for a total subscription amount of $2,100,000 (the “Israeli Offering”). The U.S. Offering and Israeli Offering were made by the Company pursuant to the Company’s Registration Statement on Form SB-2 (File No. 333-143618) which was declared effective by the U.S. Securities and Exchange Commission on August 6, 2007.  Following the effectiveness of the Registration Statement on Form SB-2 (File No. 333-143618) described above, pursuant to which the offerings on October 23, 2007 and November 4, 2007 described above were made, the Company did not file a prospectus supplement within the required time period containing the final fixed offering price of $3.00 per share due to an unintentional error.  Instead, the Company filed Current Reports on Form 8-K on October 23, 2007 and November 5, 2007 following its entry into the related subscription agreements with the purchasers of the shares, and filed a Post-Effective Amendment on November 7, 2007, each of which disclosed such final fixed price.  The Post-Effective Amendment filed on November 7, 2007 was never declared effective.  The Company is relying upon the cure provision provided by Rule 424(b)(8) under the Securities Act in filing of the Post-Effective Amendment, as it filed such Post-Effective Amendment as soon as practicable upon discovery of the unintentional failure to file the prospectus supplement.  The U.S. Offering was made by the Company acting without a placement agent. The Israeli Offering was made by the Company with the services of First International & Co. - Underwriting & Investments Ltd., one of the Israeli investors, acting as placement agent, for which it is entitled to a placement fee equal to 5% (plus VAT, if applicable) of the gross proceeds of the Israeli Offering.  In addition, the Company will pay its consultant, Dionysos Investments (1999) Ltd. (“Dionysos”) a success fee equal to 0.5% of the gross precedes of the Israeli Offering, pursuant to that certain First Amendment to Financial Services and Business Development Consulting Agreement by and among the Company and Dionysos dated February 8, 2007. During 2008 a total amount of NIS 501,910 ($130,502) was paid to Dionysos.

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

The Bonds accrue annual interest at a rate of 9% that will be paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive). The principal of the Bonds will be repaid in eight equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Bonds is linked to the Israeli Consumer Price Index (“CPI”).

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

According to an agreement entered into as of December 12, 2007, between the Company and Excellence Nessuah (1993) Ltd. (“Excellence Underwriters”) and First International & Co. - Underwriting and Investments Ltd. (“First International Underwriters”) (the "December 12, 2007 Agreement"), Excellence Underwriters and First International Underwriters undertook to serve as the pricing underwriters for the prospectus to be filed with the Israeli Securities Authority and the TASE for the listing for trade of the Bonds on the TASE (“Commitment to Serve as a Pricing Underwriter”). The Commitment to Serve as a Pricing Underwriter is subject to the fulfillment of the requirements of the Israeli Securities Law in connection with the prospectus, that every irregularity found during the due diligence, if any, will be corrected, and that the Company and said underwriters will enter into a customary underwriting agreement. In connection with Excellence Underwriters and First International Underwriters Commitment to Serve as a Pricing Underwriter and the services rendered by them to the Company in connection with the Bonds offering, the Company agreed to pay Excellence Underwriters and First International Underwriters a fee equal to 3% of the proceeds of the offering, 1% to be paid upon the receipt of the proceeds of the offering by the Trustee, and the additional 2% to be paid upon the release to the Company of the proceeds of the offering by the Trustee. In the event that the conditions set forth in 1.6 above are not met, the Company will not be paid back the 1% payment. During 2008 a total amount of NIS 3,000,000 ($829,823) was paid to Excellence Underwriters.

In addition, the Company paid its consultant, Dionysos Investments (1999) Ltd. (“Dionysos”) a success fee equal to 0.5% of the proceeds of the offering, pursuant to that certain First Amendment to Financial Services and Business Development Consulting Agreement by and among the Company and Dionysos dated February 8, 2007. During 2008 a total amount of NIS 501,910 ($130,502) was paid to Dionysos.

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

On August 22, 2007, the Company entered into a Stock Purchase Agreement (the “NTS Purchase Agreement”) with NTS Communications, Inc. (“NTS”), a provider of integrated voice, data and video solutions headquartered in Lubbock, Texas, and the owners of approximately 85% of the equity interests in NTS, to acquire NTS. Subsequently, all of the remaining shareholders of NTS executed the Agreement, bringing the total percentage of equity interests in NTS owned by NTS shareholders that entered into the Agreement (the “NTS Sellers”) to 100%.   On February 14, 2008, the Company entered into a First Amendment to the NTS Purchase Agreement to amend the agreement to further extend the expiration date for the closing of our acquisition of NTS.  On February 26, 2008, the Company entered into a Second Amendment to the NTS Purchase Agreement which amended, among other things, the definition and elements of working capital, as such term is defined in the NTS Purchase Agreement, and increased the escrow amount. On April 25, 2008, the Company entered into a Third Amendment, pursuant to which the Company agreed to an extension of time for the calculation and payment of the post closing working capital adjustment under the NTS Purchase Agreement.

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

•
2,366,892 shares of our Common Stock were issued to certain NTS Sellers who elected to reinvest all or a portion of their allocable sale price in our Common Stock, pursuant to the terms of the NTS Purchase Agreement. Our Board of Directors determined, in accordance with the NTS Purchase Agreement, the number of shares of our Common Stock to be delivered to each participating NTS Seller by dividing the portion of such NTS Seller’s allocable sale price that the NTS Seller elected to receive in shares of our Common Stock by 93% of the average closing price of our Common Stock on the American Stock Exchange for the ten consecutive trading days preceding the trading day immediately prior to the Closing Date (i.e., $2.74). The aggregate sales price reinvested by all such NTS Sellers was $6,485,284.

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

On March 17, 2008, Xfone 018 entered into an Agreement of Principles with Tiv Taam Holdings 1 Ltd., an Israeli public company (“Tiv Taam”), pursuant to which Xfone 018 agreed to purchase from Tiv Taam, and Tiv Taam agreed to sell to Xfone 018, approximately 89% of the outstanding share capital (approximately 69% of its fully diluted share capital) of Robomatix Technologies Ltd. (“Robomatix”) which Tiv Taam currently owns (the “Agreement of Principles”).  Robomatix owns approximately 90% of the issued share capital of Tadiran Telecom-Communication Services In Israel Ltd. (“Tadiran Telecom”), which is the general partner of Tadiran Telecom-Communication Services In Israel – Limited Partnership (“Tadiran Telecom LP”), an Israeli entity dealing with the distribution, maintenance, assistance services and sale of switchboards for the business community in Israel.  Accordingly, upon consummation of the acquisition, Xfone 018 will also acquire control over Tadiran Telecom and Tadiron Telecom LP.  Pursuant to the Agreement of Principles, the purchase price for the acquisition is NIS 44,000,000 (approximately $12,418,854), subject to adjustment as set forth in the agreement, payable in three installments, as follows:

•	On the closing date, NIS 15,500,000 (approximately $4,374,824) (the “First Installment”);

•	By November 20, 2008, NIS 15,500,000 (approximately $4,374,824), subject to adjustment resulting from linkage to the Consumer Price Index (the “Second Installment”); and

•	By November 1, 2009, NIS 13,000,000 (approximately $3,669,207), subject to adjustment resulting from linkage to the Consumer Price Index (the “Third Installment”).

Xfone 018 will have all rights as a shareholder of Robomatix upon closing of the acquisition and payment of the First Installment.

Pursuant to the Agreement of Principles, the Company, as the parent company of Xfone 018, have agreed to sign a letter of guarantee with respect to the Second Installment and the Third Installment.

As of the date of this report, negotiations between Xfone 018, Tiv Taam and the management and employees of Tadiran Telecom LP have not been exhausted. There is no assurance that the transaction will be successfully concluded.

Financial Information - Percentage of Revenues
	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Revenues	100%	100%	100%	100%
Cost of Revenues	50.5%	44.6%	51.7%	44.1%
Gross Profit	49.5%	55.4%	48.3%	55.9%
Operating Expenses:
Research and Development	0.1%	0.1%	0.1%	0.1%
Marketing and Selling	14.7%	23.6%	13.4%	23.6%
General and Administrative	27.4%	25.3%	27.5%	25.5%
Total Operating Expenses	42.2%	49.0%	41%	49.2%
Income (loss) before Taxes	-2.7%	4.8%	-5%	4.9%
Net Income (loss)	-2.1%	3.7%	-7.2%	3.5%

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS PERIODS ENDED JUNE 30, 2008 AND JUNE 30, 2007

Revenues.  Revenues for the six months ended June 30, 2008 increased 79.9% to $41,645,820 from $23,153,522 for the same period in 2007. The increase of $18,492,298 in the consolidated revenues is attributed to $20,859,660 increase in our revenues in the United States and $686,303 increase in Israel which is offset by a $3,053,665 decrease in revenues in the United Kingdom. In the first six months of 2008, revenues in the United States as a percentage of total revenues increased to 66% from 28.6% for the same period in 2007, whereas revenues in the United Kingdom and Israel as a percentage of total revenues decreased to 22.9% and 11.2% from 54.3% and 17.1%, respectively.

Revenues in the United States for the six months ended June 30, 2008 increased 315.5% to $27,470,618 from $6,610,958 for the same period in 2007. Approximately $22,200,000 of the increase was contributed by NTS Communications, Inc. ("NTS"), our wholly-owned subsidiary as of February 26, 2008 and which was consolidated for the first time in the first quarter of 2008. The increase in revenues was offset by a decrease of approximately $1,300,000 in revenues from other carriers and due to attrition of residential customers.

Revenues in the United Kingdom for the six months ended June 30, 2008 decreased 24.3% to $9,520,525 from $12,574,190 for the same period in 2007. The decrease in sales in the UK was wholly attributable to a change in the tariff structure by the mobile operator O2.

Revenues in Israel for the six months ended June 30, 2008 increased 17.3% to $4,654,677 from $3,968,374 for the same period in 2007. This increase is mainly attributed to ongoing marketing efforts and the revaluation of the NIS to the U.S dollar.

Our primary geographic markets are the United States, the United Kingdom and Israel.  However, we serve customers worldwide.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues for the six months ended June 30, 2008 increased 103.6% to $21,017,261 from $10,323,243 for the same period in 2007. Cost of revenues as a percentage of revenues in the six months ended June 30, 2008 increased to 50.5% from 44.6% in the same period in 2007.

Cost of revenues as a percentage of revenues in the United States in the six months ended June 30, 2008 increased to 56.8% from 47.6% in the same period in 2007. The increase is mainly attributed to NTS which was consolidated for the first time in the first quarter of 2008. Within our group, NTS presents higher cost of revenues than the other subsidiaries in the group. Strategically, NTS decided to migrate its customers from the current copper-based services to its new Fiber-based infrastructure. As a result of this strategy we expect to reduce the cost of revenues gradually.

Cost of revenues in the UK for the second quarter of 2008, include the cost of Auracall which was acquired on August 15, 2007 and was not consolidated in the same period of 2007. The consolidation of high margin products which were sold by Auracall, together with the ongoing product improvements we achieved a decrease in cost of revenues as percentage of revenues in the United Kingdom where cost of revenues as percentage of revenues decrease to 37% compared to 45.7% in the same period in 2007. Following the change at the end of 2007 in the tariff structure by the mobile operator O2, the cost of revenues of our UK subsidiaries is expected to be slightly higher on alternative products.

Cost of revenues as a percentage of revenues in Israel in the six months ended June 30, 2008 increased to 40.8% from 35.9% in the same period in 2007. The increase is attributed to introduction of commission- based services, which have generated lower gross margins.

Research and Development. Research and development expenses for the six months ended June 30, 2008 and for the same period in 2007 were 0.1% of total revenues. The research and development activities are located in the U.K only and include the payroll of those who are engaged in the development activities. We estimate that the research and development expenses will remain in the same level until the end of 2008.

Marketing and Selling Expenses. Marketing and selling expenses consist primarily of commissions to agents and resellers. Other marketing and selling expenses are related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the six months ended June 30, 2008 increased 12.1% (or $664,298) to $6,138,804 from $5,474,506 for the same period in 2007. Marketing and selling expenses as a percentage of revenues decreased to 14.7% for the six months ended June 30, 2008 from 23.6% for the same period in 2007. Approximately $1,250,000 in marketing expenses for the six months ended June 30, 2008 is contributed by NTS which was consolidated for the first time in the first quarter of 2008. An increase of approximately $250,000 in Israel is attributed to ongoing marketing campaigns during the first half of 2008. A decrease of approximately $800,000 in the U.K is attributed to the decrease in sales.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel and consulting fees. General and administrative expenses for the six months ended June 30, 2008 increased 95.2% to $11,415,388 from $5,846,730 for the same period in 2007. Approximately $5,700,000 in general and administrative expenses for the six months ended June 30, 2008 is contributed by NTS which was consolidated for the first time in the first quarter of 2008.

Financing Expenses. Financing expenses, net, for the six months ended June 30, 2008 increased to $3,995,580 from $306,695 for the same period in 2007. $2,756,406 of the increase in the financial expenses is attributed to the effect of fluctuation in the exchange rate of the NIS on our Bonds stated in NIS and linkage to the Israeli CPI expenses and $765,083 is attributed to the interest payable on the Bonds. The remaining increase in the financial expenses, net consists of interest expenses on our interest bearing obligations and the effect of currency exchange rate on intercompany balances with our subsidiaries who reports in NIS and GBP as their functional currencies.

Net Income (Loss). Net loss for the six months ended June 30, 2008 was $882,228 compared to net income of $855,834 for the same period in 2007.

Earning (Loss) Per Share. Diluted net loss per share of common stock for the six months ended June 30, 2008 was ($0.052), compared to diluted net income per share of common stock $0.075 for the same period in 2007.

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2008 AND JUNE 30, 2007

Revenues.  Revenues for the quarter ended June 30, 2008 increased 122.3% to $ 25,852,722 from $11,629,806 for the same period in 2007. This increase in the consolidated revenues is attributed to an increase of $15,571,249 and $416,818 in the United States and Israel, respectively, which is offset by a decrease of $1,765,151 in the revenues in the U.K. In the second quarter of 2008, revenues in the United States as a percentage of total revenues increased to 72.6% from 27.4% for the same period in 2007, whereas revenues in the United Kingdom and Israel as a percentage of total revenues decreased to 18.2% and 9.2% from 55.7% and 16.9%, respectively.

Revenues in the United States for the quarter ended June 30, 2008 increased 487.8% to $18,763,114 from $3,191,865 for the same period in 2007. Approximately $16,200,000 of the increase was contributed by NTS, our wholly-owned subsidiary as of February 26, 2008 and which was consolidated for the first time in the first quarter of 2008. Notwithstanding the increase in revenues was offset by a decrease in revenues from other carriers and due to attrition of residential customers.

Revenues in the United Kingdom for the quarter ended June 30, 2008 decreased 27.2% to $4,713,101 from $6,478,252 for the same period in 2007. The decrease in sales in the UK was wholly attributable to a change in the tariff structure by the mobile operator O2.

Revenues in Israel for the quarter ended June 30, 2008 increased 21.3% to $2,376,507 from $1,959,689 for the same period in 2007. This increase is mainly attributed to ongoing marketing efforts and the revaluation of the NIS to the U.S dollar.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues for the quarter ended June 30, 2008 increased 160.4% to $13,360,988 from $5,130,021 for the same period in 2007. The increase in the cost of revenues is primarily attributed to the operations in the United States and Israel. Cost of revenues as a percentage of revenues in the quarter ended June 30, 2008, increased to 51.7% from 44.1% in the same period in 2007.

Cost of revenues as a percentage of revenues in the United States in the three months ended June 30, 2008 increased to 56.5% from 48.6% in the same period in 2007. The increase is mainly attributed to NTS which was consolidated for the first time in the first quarter of 2008. Within our group, NTS presents higher cost of revenues than the other subsidiaries in the group. Strategically, NTS decided to migrate its customers from the current copper-based services to its new Fiber-based infrastructure. As a result of this strategy we expect to reduce the cost of revenues gradually.

Cost of revenues in the UK for the second quarter of 2008, include the cost of Auracall which was acquired on August 15, 2007 and was not consolidated in the same period of 2007. The consolidation of high margin products which were sold by Auracall, together with the ongoing product improvements we achieved a decrease in cost of revenues as percentage of revenues in the United Kingdom where cost of revenues as percentage of revenues in the three months ended June 30, 2008 decrease to 38.8% compared to 44.3% in the same period in 2007. Following the change at the end of 2007 in the tariff structure by the mobile operator O2, the cost of revenues of our UK subsidiaries is expected to be slightly higher on alternative products.

Cost of revenues as a percentage of revenues in Israel in the three months ended June 30, 2008 increased to 39.3% from 36.1% in the same period in 2007. The increase is attributed to introduction of commission- based services, which have generated lower gross margins.

Research and Development. Research and development expenses for the quarter ended June 30, 2008 and for the same period in 2007 were 0.1% of total revenues. We estimate that the research and development expenses will remain in the same level during the second half of 2008.

Marketing and Selling Expenses. Marketing and selling expenses consist primarily of commissions to agents and resellers. Other marketing and selling expenses are related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the quarter ended June 30, 2008 increased 26.6% (or $730,645) to $ 3,473,175 from $2,742,530 for the same period in 2007. Marketing and selling expenses as a percentage of revenues decreased to 13.4% for the quarter ended June 30, 2008 from 23.6% for the same period in 2007. Approximately $900,000 in marketing expenses for the quarter ended June 30, 2008 is contributed by NTS which was consolidated for the first time in the first quarter of 2008. An increase of approximately $150,000 in Israel is attributed to ongoing marketing campaigns during the second quarter of 2008. A decrease of approximately $800,000 in the U.K is attributed to the decrease in sales.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel and consulting fees. General and administrative expenses for the quarter ended June 30, 2008 increased 140% to $7,103,668 from $2,959,944 for the same period in 2007. Approximately $4,000,000 in General and Administrative expenses for the quarter ended June 30, 2008 is contributed by NTS which was consolidated for the first time in the first quarter of 2008.

Financing Expenses. Financing expenses, net, for the quarter ended June 30, 2008 increased to $3,092,411 from $166,826 for the same period in 2007. $2,442,861 of the increase in the financial expenses is attributed to the effect of fluctuation in the exchange rate of the NIS on our Bonds stated in NIS and linkage to the Israeli CPI expenses and $553,263 is attributed to the interest payable on the Bonds. The remaining increase in the financial expenses, net consists of interest expenses on our interest bearing obligations and the effect of currency exchange rate on intercompany balances with our subsidiaries who reports in NIS and GBP as their functional currencies.

Net Income (Loss). Net loss for the quarter ended June 30, 2008 was ($963,358) compared to net income of $411,439 for the same period in 2007.

Earning (Loss) Per Share. Diluted net loss per share of common stock for the quarter ended June 30, 2008 was ($0.052), compared to diluted net profit of $0.036 for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of June 30, 2008, amounted to $5,447,700 compared to $5,835,608 as of December 31, 2007, a decrease of $387,908. Net cash provided by operating activities in the six months ended June 30, 2008, was $461,002. Cash used for investing activities in the six months ended June 30, 2008, was $16,313,645 mainly attributable to the purchase of fixed assets and to the acquisition of NTS less proceeds from the issuance of bonds during December 2007 which were held in escrow in short term bank deposits. Net cash provided in financing activities for the six months ended June 30, 2008, was $15,815,410 mainly attributable to issuance of shares and warrants for cash of $14,496,036, proceeds from long-term line of credit from a bank, the payment of semi-annual interest coupon of the company's Bonds and the repayment of financial obligations of $858,874.

Our capital investments are primarily for the build-out of our fiber network, the purchase of equipment and software for services that we provide or intend to provide.

Capital lease obligations: We are the lessee of switching and other telecom equipment under capital leases expiring on various dates from 2008 through 2009.

As of June 30, 2008, the minimum future lease payments are:

Date
2008	$86,201
2009	46,573
$132,774

We will continue to finance our operations and fund the current commitments for capital expenditures mainly from the cash provided from operating activities and from private and/or public placements.

Xfone, Inc.

On December 13, 2007, and in conjunction with a private offering of the same date, the Company issued an aggregate of NIS 100,382,100 (approximately $25,562,032, based on the exchange rate as of December 13, 2007) bonds (Series A) (the “Bonds”) to Israeli institutional investors.  The Bonds are rated A3 by Midroog (an affiliate of Moody's) and will pay an initial annual interest at a rate of 9% that will be paid semi-annually on the 1 of June and on the 1 of December of every year from 2008 until 2015 (inclusive).  Commencing on the date of listing of the Bonds on the TASE, the interest rate payable for the unpaid balance of the Bonds will be reduced by 1%, to an annual interest rate of 8%.  The principal of the Bonds will be repaid in eight equal annual payments on the 1 of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Bonds is linked to the Israeli Consumer Price Index.

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

On July 17, 2007, Story Telecom Limited, our UK subsidiary, agreed to loan us up to £400,000 ($786,976) that it had as cash surplus in its bank account. The loan bears fixed interest rate at 4% over the interest payable by the bank for deposits under the same terms. The loan is for a one-year term but can be accelerated by Story Telecom if it requires additional financing to continue to operate as a going concern. The loan is guaranteed by our wholly-owned UK subsidiary, Swiftnet Limited and by amounts owed to us by Story Telecom. In addition, Story Telecom has the right to set-off repayments under the loan against sums due to us by Story Telecom. The loan is pre-payable at any time upon 30 days’ notice. On July 18, 2007 and on September 25, 2007, the Company borrowed £350,000 ($688,604) and £50,000 ($98,372), respectively, of the loan. On October 8, 2007, Story Telecom agreed to increase the loan ceiling by £300,000 to a maximum of £700,000. Further borrowings of £100,000 ($196,744) were made on October 9, 2007. As of June 30, 2008, the aggregate outstanding borrowings were £500,000 ($995,331).

On June 3, 2008, the Company canceled 62,850 shares of its Common Stock, and 44,470 warrants which were returned to it by Trustmark National Bank, acting as escrow agent in conjunction with an escrow set up in connection with the consummation of the Company’s acquisition of I-55 Internet Services, Inc. on March 31, 2006. The Company made the following two claims against the escrow account: Claim #1: The Company made a claim on March 27, 2007 to adjust the total consideration based upon the changes in customer billings as determined pursuant to a formula set forth in the First Amendment to the Merger Agreement, which the Company had determined was $247,965.57. Claim #2: The Company determined an undisclosed liability, in accordance with Article 6.03 of the I-55 Internet Services, Inc. Merger Agreement (as amended), in the amount of $147,550 and on November 28, 2006, sent a claim for this amount.  On or about May 12, 2008, Xfone USA and the shareholder representatives of I-55 Internet Services reached an agreement to value Claim #1 at $143,017.11 and Claim #2 at $140,750.00 for a total agreed loss of $283,767.11.  This resulted in the Company’s receipt of 62,850 shares of Xfone Common Stock and 44,470 Xfone Stock Warrants from the Escrow Account in satisfaction of these claims.

US subsidiaries

Our U.S. subsidiary, Xfone USA, Inc., has certain loan facilities with certain liens on its fixed assets in the form of installment loan agreements. The total aggregate amount of these loans as of June 30, 2008 is $162,075.

Our U.S subsidiary, NTS Communications, Inc., has short-term bank facilities of $4,000,000 and approximately $461,000 notes payable for the purchase of certain fixed assets. These notes payable are secured by fixed assets in the form of installment loan agreements. In addition, a wholly owned subsidiary of NTS received a non-recourse long term note to finance the build-out of the fiber network in Levelland, Texas, collateralized by the project. The total aggregate amount of these loans as of June 30, 2008 is $6,742,473.

Upon the assignment of the Interconnection Agreement between WS Telecom, Inc. and BellSouth Telecommunications, Inc. to Xfone USA, Inc., and consummation of the merger on March 10, 2005, Xfone, Inc. and its subsidiaries Swiftnet Limited and Xfone 018 Ltd., individually and/or jointly, agreed to guarantee all undisputed debts owed to BellSouth Telecommunications by Xfone USA in accordance with the assigned Interconnection Agreement. The guarantee was given on December 16, 2004, and became effective upon the consummation of the merger on March 10, 2005.

On September 27, 2005, the Company entered into a Securities Purchase Agreement for a $2,000,000 financial transaction with Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment, which took the form of a convertible term note secured by our United States assets, has a 3 year term and bears interest at a rate equal to prime plus 1.5% per annum. The Term Note is convertible, under certain conditions, into shares of our common stock at an initial conversion price equal to $3.48 per share. In conjunction with the financial transaction, the Company issued to Laurus Master Fund 157,500 warrants which are exercisable at $3.80 per share for a period of five years. The closing of the financing was on September 28, 2005. As of August 1, 2007, Laurus Master Fund, Ltd. assigned to Valens U.S. SPV I, LLC a principal amount equal to $169,925.11 of the Term Note, and to Valens Offshore Fund SPV I, Ltd. a principal amount equal to $549,289.76 of the Term Note. Net proceeds from the financing were mainly used for procurement of capital equipment and general working capital purposes for us and Xfone USA, eXpeTel Communications and Gulf Coast Utilities, Inc. The conversion of the Term Note will result in dilution in the percentage of common stock owned by our existing shareholders, although the conversion price was in excess of the net tangible book value per share and accordingly was not economically dilutive. The potential or actual resale of the shares underlying the note could have an adverse effect on the price of our common stock. The balance as of June 30, 2008 due to Laurus Master Fund is $223,642.

UK subsidiaries

On April 18, 2002 Bank Leumi (UK) plc issued company credit cards to two directors of Swiftnet Limited, and by way of securing the balances on these cards, took a First Party Charge over Swiftnet to the sum of £50,000 ($98,397).

As of April 10, 2003, Equitalk.co.uk Limited, our U.K. based subsidiary since July 2006, has received loan facilities from Barclays Bank plc in the form of a Government Small Firms Loan Guarantee Scheme Loan Agreement whereby Barclays would lend Equitalk £150,000 ($285,191). The loan plus interest is repaid monthly and payments are up to date. As part of the agreement a Debenture charge was raised on all the assets of Equitalk. The balance as of June 30, 2008 due is £8,334 ($16,590).

Israeli subsidiary

Our Israel based subsidiary, Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel in order to finance its activities. As of June 30, 2008, the credit facilities include a revolving credit line of 500,000 NIS ($141,123), a short-term credit line of 2,250,000 NIS ($635,055), and long-term credit line of 1,290,000 NIS ($364,098). In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS ($889,077) to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; (b) a fixed charge on its telecommunication equipment (including switches); (c) subordination of a Term Note of $800,000. This Term Note was executed in July 2004 by Xfone 018 in favor of the Company; (d) assignment of rights by way of pledge on the Partner Communications Company Ltd. contract, the Cellcom Israel Ltd. contract, the Pelephone Communications Ltd. contract, and the credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson, which includes a pledge on 1,000,000 shares of common stock of the Company owned by Mr. Keinan, and an undertaking to provide Bank Hapoalim with an additional financial guarantee of up to $500,000 under certain circumstances. The Company agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral; (f) The Company and Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank; (g) subordination of the Minority Partner Loan (as defined below). As of June 30, 2008, Xfone 018 has a balance due of 2,106,033 NIS ($628,291) under the credit facility.

According to an agreement between us, Xfone 018 Ltd. and the 26% minority interest partner in Xfone 018 (the “Minority Partner”), the Minority Partner provided in 2004 a bank guarantee of 10,000,000 NIS ($2,822,467) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by the Company in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the agreement, the Company agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge.

According to the above-mentioned agreement with the Minority Partner, the Minority Partner provided in the fourth quarter of 2004, a shareholder loan of approximately $400,000 to Xfone 018 (the “Minority Partner Loan”). The Minority Partner Loan is payable after four years with annual interest of 4% and linkage to the Israeli consumer price index. As of June 30, 2008, the balance of the Minority Partner Loan is 1,943,535 NIS ($579,813).

As of June 30, 2008, the Company provided to Xfone 018 a shareholder loan in an aggregate amount of $1,295,161.

As of June 30, 2008, our Israeli subsidiary activities were financed by the shareholders loans and by using 2,106,033NIS ($628,291) of the credit facility from Bank Hapoalim.

On November 5, 2007, Bank Hapoalim B.M. in Israel provided a bank guarantee of 322,500 NIS ($91,025) to the Ministry of Communications of the State of Israel in connection with a November 7, 2007 license to commence an experimental deployment of Local Telephone Services utilizing Voice over Broadband (VoB) technology, which was granted to Xfone 018. In connection with the bank guarantee, Xfone 018 executed an indemnification agreement in favor of Bank Hapoalim. The bank guarantee will expire on April 30, 2009.

During February 2008, Xfone 018 Ltd. has received a capital lease facilities to purchase certain communication equipment amounting to $ 75,095 to be paid in 23 equal installments. The balance as of June 30, 2008 is $66,163.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

22.9% and 11.2% of our revenues in the first two quarters of 2008 were derived from our U.K. and Israeli operations, respectively, compared to 54.3% and 17.1% in the same period, in 2007. In the first half of 2008, approximately 30% of the direct traffic costs in Israel were in GBP and the rest were in New Israeli Shekels (“NIS”), compared to 68% in the same period in 2007. The Company believes that the U.S. and Israeli portions of our revenues will increase in the next two quarters of 2008.

For continuing transactions made in currencies other then US dollar the Company use a current conversion rate. For noncontingent past transactions made in currencies other then US dollar the Company use the conversion rate of the time of transaction.

Our revenues and costs of revenues are mainly in U.S.

Most of our assets, liabilities (except the Bonds), revenues and expenditures are in U.S. dollars and GBP. The remainder of the assets, liabilities, revenues and expenditures are in NIS. The Company anticipates that in the second half of 2008 the portion of U.S. dollars will continue to grow although the portion of GBP will stay significant.

Notwithstanding having our Bonds stated in NIS and linked to the Israeli CPI, during the six months period ended June 30, 2008, the revaluation of the NIS in relation with the U.S. dollar and the inflation increased our outstanding debt by approximately $3,873,100 and $860,000 respectively. The Company may use foreign currency exchange contracts and other derivatives instruments to be the appropriate tool for managing such exposure.

Inflation in any of the countries where the Company operates would affect our operational results if we will not be able to match our revenues with growing expenses caused by inflation.

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

II. David Espinoza vs. NTS Communications, Inc. and Schindler Elevator Corp.

On June 29, 2007, David Espinoza filed a personal injury suit against NTS Communications, Inc. ("NTS"), a wholly-owned U.S. based subsidiary of the Company as of February 26, 2008, and Schindler Elevator Corp., in the 237th District Court of Lubbock County, Texas.  Espinoza was an employee of one of the tenants in Metro Tower, a building owned by NTS Communications.  The complaint alleges that the claim arises from an incident that occurred on July 20, 2005 when Espinoza fell in an elevator at Metro Tower and sustained injuries to his knee and shoulder.  Espinoza sought unspecified damages for personal injuries. On or about June 3, 2008, all parties signed a Settlement Agreement.  The terms of the Agreement are confidential.  Any amounts payable by NTS will be paid by its insurance carrier.  Subsequent to the quarter ended June 30, 2008, on July 24, 2008, an Order Granted Plaintiff’s Motion to Dismiss filed with the 237th District Court of Lubbock County, Texas was signed, and the case was dismissed.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 7, 2008, Rafael Dick, the former Managing Director of the Company's Israeli subsidiary, Xfone 018 Ltd., exercised 4,105 of his outstanding options under the Company's 2004 Stock Option Plan, at an exercise price of $3.50 per share.

On June 3, 2008, the Company canceled 62,850 shares of its Common Stock, and 44,470 warrants which were returned to it by Trustmark National Bank, acting as Escrow Agent in conjunction with an escrow set up in connection with the consummation of the Company’s acquisition of I-55 Internet Services, Inc. on March 31, 2006. The Company made the following two claims against the escrow account: Claim #1: The Company made a claim on March 27, 2007 to adjust the total consideration based upon the changes in customer billings as determined pursuant to a formula set forth in the First Amendment to the Merger Agreement, which the Company had determined was $247,965.57. Claim #2: The Company determined an undisclosed liability, in accordance with Article 6.03 of the I-55 Internet Services, Inc. Merger Agreement (as amended), in the amount of $147,550 and on November 28, 2006, sent a claim for this amount. On or about May 12, 2008, Xfone USA and the shareholder representatives of I-55 Internet Services reached an agreement to value Claim #1 at $143,017.11 and Claim #2 at $140,750.00 for a total agreed loss of $283,767.11.  This resulted in the Company’s receipt and cancellation of 62,850 shares of Xfone Common Stock and 44,470 Xfone Stock Warrants from the Escrow Account in satisfaction of these claims.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits
Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.2a	Bylaws of the Company.(1)
3.2b	Amended Bylaws of the Company.(4)
3.3	Memorandum of Association of Swiftnet Limited.(1)
3.4	Articles of Association of Swiftnet Limited.(1)
3.6	Bylaws of Xfone USA, Inc.(7)
3.8.	Amended and Restated Bylaws of the Company dated March 12, 2006.(22)
3.9	Reamended and Restated Bylaws of the Company dated February 5, 2007.(32)
4.	Specimen Stock Certificate.(1)
5.	Opinion of Gersten Savage LLP. (50)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)

10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.126	Irrevocable Option Agreement dated as of July 1, 2008 by and between Abraham Keinan and Guy Nissenson (49)
16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C. to the Securities and Exchange Commission. (20)
21.1	List of Subsidiaries (Amended as of March 31, 2008) (26)
23	Consent of Stark Winter Schenkein & Co., LLP dated August 6, 2008 (50)
23.1	Consent of Chaifetz & Schreiber, P.C.(30) (22.1)
23.2	Consent of Gersten Savage LLP - incorporated in the legal opinion filed as Exhibit 5.
23.3	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006.(21.1)
23.4	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006.(21.1)
23.5	Consent of Phillips & Associates, CPA's dated August 5, 2008. (50)
23.6	Consent of Yarel & Partners C.P.A. (Isr.) dated August 6, 2008. (50)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(4)	Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.’s Form 8-K.

(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K/A #1.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(21.1)	Denotes previously filed exhibits: filed on February 7, 2006 with Xfone, Inc.’s Form SB-2 Amendment 3.
(22)	Denotes previously filed exhibit: filed on March 15, 2006 with Xfone, Inc.’s Form 8-K.
(22.1)	Denotes previously filed exhibit: filed on March 31, 2006 with Xfone, Inc.’s Form 10-KSB.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(26)	Denotes previously filed exhibit; filed on April 15, 2008 with Xfone, Inc.’s Form 10-KSB/A.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(30)	Denotes previously filed exhibits: filed on November 30, 2006 with Xfone, Inc.’s Form SB-2.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(32)	Denotes previously filed exhibit: filed on February 5, 2007 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(40)	Denotes previously filed exhibit: filed on October 25, 2007 with Xfone, Inc.’s Form 8-K.

(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(50)	Denotes previously filed exhibits: filed on August 6, 2008 with Amendment No. 1 to Xfone, Inc.’s Registration Statement on Form S-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XFONE, INC.

Date: August 14, 2008	By:	/s/ Guy Nissenson
Guy Nissenson
President, Chief Executive Officer and Director (principal executive officer)

Date: August 14, 2008	By:	/s/ Niv Krikov
Niv Krikov
Principal Accounting Officer, Treasurer and Chief Financial Officer (principal accounting and financial officer)