Form 10-Q
period 2008-09-30
XFONE INC
filed 2008-11-13
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number:  001-32521

XFONE, INC.
(Exact name of registrant as specified in its charter)

Nevada	11-3618510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer,, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒
As of November 13, 2008, 18,376,075 shares of the Company’s common stock, $0.001 par value, were issued and outstanding

XFONE, INC. AND SUBSIDIARIES

PART I:

FINANCIAL INFORMATION

Item 1:	Financial Statements and Condensed Notes (Unaudited) - Period Ended September 30, 2008

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	Unaudited
CURRENT ASSETS:

Cash	$4,872,507	$5,835,608
Restricted cash	-	25,562,032
Accounts receivable, net	9,424,256	5,886,499
Prepaid expenses and other receivables	9,308,649	3,985,307

Total current assets	23,605,412	41,269,446

INVENTORY	385,279	-

MINORITY INTEREST	-	7,190

LONG TERM ASSETS	2,141,094	2,076,061

FIXED ASSETS, NET	49,267,972	5,747,758

OTHER ASSETS, NET	3,031,845	1,076,784

GOODWILL	27,151,710	16,872,088

Total assets	$105,583,312	$67,049,327

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	Unaudited

CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$5,340,566	$1,094,339
Trade payables	9,199,155	8,287,420
Other liabilities and accrued expenses	8,484,447	5,322,045
Current maturities of obligations under capital leases	91,132	89,654
Current maturities of bonds	3,925,758	3,268,476

Total current liabilities	27,041,058	18,061,934

DEFERRED TAXES	5,472,892	1,103

NOTES PAYABLE	4,176,580	1,013,808

BONDS	27,054,300	22,083,892

OBLIGATIONS UNDER CAPITAL LEASES	9,725	31,893

SEVERANCE PAY	104,444	148,600

MINORITY INTEREST	187,770	-

Total liabilities	64,046,769	41,341,230

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value:
75,000,000 shares authorized September 30, 2008;
13,467,928 and 18,376,075 issued and outstanding at December 31, 2007 and September 30, 2008, respectively	18,376	13,468
Additional paid-in capital	43,295,304	26,494,985
Foreign currency translation adjustment	(1,910,383)	(1,564,814)
Stock compensation fund	(681,778)	(295,155)
Retained earnings	815,024	1,059,613

Total shareholders' equity	41,536,543	25,708,097

Total liabilities and shareholders' equity	$105,583,312	$67,049,327

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$67,608,521	$35,298,441	$25,962,701	$12,144,919
Cost of revenues	34,536,276	15,232,960	13,519,015	4,909,717
Gross profit	33,072,245	20,065,481	12,443,686	7,235,202

Operating expenses:
Research and development	47,519	38,245	14,939	6,449
Marketing and selling	9,517,132	8,598,893	3,378,328	3,124,387
General and administrative	18,506,824	9,102,552	7,091,436	3,255,822
Non- recurring loss	189,610	-	189,610	-
Total operating expenses	28,261,085	17,739,690	10,674,313	6,386,658

Operating profit	4,811,160	2,325,791	1,769,373	848,544

Financing expenses, net	(5,031,403)	(380,347)	(1,035,823)	(73,652)
Equity profit in income of affiliated company	-	132,868	-	20,283

Income (loss) before minority interest and taxes	(220,243)	2,078,312	733,550	795,175

Minority interest	(194,960)	(218,138)	(15,901)	(45,007)

Income (loss) before taxes	(415,203)	1,860,174	717,649	750,168

Income tax (expense) benefit	170,614	(438,873)	(80,010)	(184,701)

Net income (loss)	$(244,589)	$1,421,301	$637,639	$565,467

Earnings (Loss) Per Share:
Basic	$(0.014)	$0.124	$0.035	$0.049

Diluted	$(0.014)	$0.124	$0.035	$0.049

Weighted average shares outstanding:
Basic	17,371,811	11,495,871	18,376,075	11,528,181

Diluted	17,371,811	11,495,871	18,390,518	11,528,181

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flow from operating activities
Net income (loss)	$(244,589)	$1,421,301
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,004,635	823,384
Compensation in connection with the issuance of warrants and options	495,693	225,835
Accrued interest and exchange rate on bonds	3,446,803	-
Minority interest	194,960	218,138
Equity in earnings of affiliated company	-	(132,868)
Increase in account receivables	(75,330)	(1,135,322)
Increase in inventories	(23,889)	-
Increase in prepaid expenses and other receivables	(3,259,426)	(688,233)
Decrease in long term receivables	111,316	-
Increase in trade payables	1,164,560	933,978
Increase (decrease) in severance pay	(57,139)	71,950
Decrease in accrual for non-recurring loss	(3,832,228)	-
Increase in other payables	326,826	1,401,202
Increase (decrease) in deferred taxes	(900,556)	125,165

Net cash provided by operating activities	351,635	3,264,530

Cash flow from investing activities
Purchase of equipment	(6,521,045)	(881,096)
Proceeds from short term deposit	27,467,049	-
Change in other assets and long-term receivables	-	4,954
Non recurring acquisition expenses	(189,610)	-
Acquisition of minority interest in Auracall Limited	-	(527,339)
Acquisition of minority interest in Story Telecom, Inc.	(690,207)	-
Acquisition of NTS Communications, Inc.	(39,180,509)	-

Net cash used in investing activities	(19,114,322)	(1,403,481)

Cash flow from financing activities
Repayment of long term loans from banks and others	(827,709)	(688,788)
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	14,496,037	853,648
Proceeds from long term loans from banks	5,807,828	20,419
Proceeds from exercise of options	14,368	22,050
Changes in capital lease obligation	(72,203)	(83,300)
Repayment of convertible notes	(914,942)	(533,239)
Increase (decrease) in short term loan and bank credit	335	(1,338,704)

Net cash provided by (used in) financing activities	18,503,714	(1,747,914)

Effect of exchange rate changes on cash and cash equivalents	(704,129)	(202,936)

Net decrease in cash	(963,101)	(89,801)

Cash at the beginning of the period	5,835,608	1,218,392

Cash at the end of the period	$4,872,507	$1,128,591

The accompanying notes are an integral part of these consolidated financial statements.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (Unaudited)

Note 1 - Organization and Nature of Business

A.
Xfone, Inc. ("Xfone") was incorporated in Nevada, U.S.A. in September 2000 and is a provider of voice, video and data telecommunications services, including: local, long distance and international telephony services; video; prepaid and postpaid calling cards; cellular services; Internet services; messaging services (Email/Fax Broadcast, Email2Fax and Cyber-Number); and reselling opportunities, with operations in the United States, United Kingdom and Israel.

Xfone's holdings in subsidiaries as of September 30, 2008 were as follows:

●	Swiftnet Limited ("Swiftnet") - wholly owned U.K. subsidiary.

●	Equitalk.co.uk Limited ("Equitalk") - wholly owned U.K. subsidiary.

●	Auracall Limited ("Auracall") - wholly owned U.K. subsidiary.

●	Xfone USA, Inc. and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. - wholly owned U.S. subsidiary.

●	Story Telecom, Inc. and its wholly owned U.K. subsidiary, Story Telecom Limited (collectively, "Story Telecom") - wholly owned U.S. subsidiary.

●
NTS Communications, Inc. and its six wholly owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers Inc., NTS telephone Company, LLC and NTS management Company, LLC - wholly owned U.S. subsidiary.

●	Xfone 018 Ltd. ("Xfone 018") - majority owned Israeli subsidiary in which Xfone holds a 69% ownership share.

B.
On July 12, 2007, Story Telecom Limited (“Story Telecom UK”) notified Mr. Davison, its Managing Director, that it was terminating his employment, effective as of September 10, 2007. On July 25, 2007, the Company received notification of a claim filed on July 23, 2007 by Mr. Davison with the United Kingdom Employment Tribunals against Story Telecom UK, alleging wrongful termination of his employment as Managing Director. The claim did not seek any specific damages. On August 21, 2007, the Company responded to the United Kingdom Employment Tribunal by rejecting Mr. Davison's claim.

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

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (Unaudited)

Note 1 - Organization and Nature of Business (Cont.)

As part of the settlement, Story Telecom UK agreed to pay Mr. Davison £30,000 ($59,787) as compensation for loss of employment, which payment was made without admission of liability.  In addition, Mr. Davison agreed to file a Withdrawal of Claim with the United Kingdom Employment Tribunal, which was filed on March 31, 2008.

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of March 25, 2008:

Story Telecom, Inc.
Current Assets, excluding cash acquired	$1,820,479
Fixed assets	9,970
Total Assets acquired	1,830,449

Current liabilities	(1,679,409)
Long term liabilities	(2,400,809)
Total liabilities acquired	(4,080,218)

Net liabilities assumed	$(2,249,769)

Acquired net assets (30.4%)*	$-

Purchase price:
Cash acquired, net	$410,598
Acquisition costs	279,609
Total	690,207

Goodwill	$690,207

* The minority has not been attributed losses.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (Unaudited)

Note 1 - Organization and Nature of Business (Cont.)

C.
On February 26, 2008 (the “Closing Date”), the Company completed its acquisition of NTS Communications, Inc.. ("NTS") pursuant to that certain Stock Purchase Agreement (the “Purchase Agreement”) entered into on August 22, 2007 with NTS, and the equity owners of NTS as sellers (the “NTS Shareholders”), as amended on February 14, 2008 and February 26, 2008.

Upon closing of the acquisition, NTS and its six wholly owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers, Inc., NTS Telephone Company, LLC, and NTS Management Company, LLC, became the Company's wholly owned subsidiaries.

The purchase price for the acquisition was approximately $42,000,000 (excluding acquisition related costs), plus (or less) (i) the difference between NTS’ estimated working capital and the working capital target for NTS as set forth in the Purchase Agreement, and (ii) the difference between amounts allocated by NTS for its fiber optic network build-out project anticipated in Texas and any indebtedness incurred by NTS in connection with this project, each of which was subject to the Company’s advance written approval.  After applying this formula, the final aggregate purchase price was calculated as $41,900,000, and was paid by the Company as follows: $35,414,715 was paid in cash; and 2,366,892 shares of the Company’s common stock, were issued to certain NTS Shareholders who elected to reinvest all or a portion of their allocable sale price in the Company’s Common Stock, pursuant to the terms of the Purchase Agreement. The Company’s Board of Directors determined, in accordance with the Purchase Agreement, the number of shares of the Company’s Common Stock to be delivered to each participating NTS Shareholder by dividing the portion of such NTS Shareholder’s allocable sale price that the NTS Shareholder elected to receive in shares of the Company’s Common Stock by 93% of the average closing price of the Company’s Common Stock on the American Stock Exchange (recently renamed to the NYSE Altermext US, LLC) for the ten consecutive trading days preceding the trading day immediately prior to the Closing Date (i.e., $2.74). The aggregate sales price reinvested by all such NTS Shareholders was $6,485,284.

On April 25, 2008, the Company entered into a Third Amendment to the purchase agreement, pursuant to which the Company agreed to an extension of time for the calculation and payment of the post closing working capital adjustment under the NTS Purchase Agreement.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (Unaudited)

Note 1 - Organization and Nature of Business (Cont.)

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of February 26, 2008*

NTS Communications, Inc.
Current Assets, excluding cash acquired	$5,913,441
Fixed assets	39,631,997
Total Assets acquired	45,545,438

Current liabilities	8,076,112
Long Term liabilities	9,237,411
Total liabilities acquired	17,313,523

Net assets assumed	$28,231,915

Acquired net assets (100%)	$28,231,915

Purchase price:
Cash paid, net(**)	$34,860,668
Fair market value of stock and options issued	1,412,507
Acquisition costs	3,951,154
Total	40,224,329

Customer Relationship	2,153,000

License	250,000

Goodwill	$9,589,414

* The Company is still in the process of allocating the Intangible Assets from this acquisition.
** Includes accrued expenses of $368,687 and cash of $6,485,284 that was received for the issuance of 2,366,892 shares of the Company's common stock.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (Unaudited)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (Unaudited)

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

Accounts receivable are presented net of an allowance for doubtful accounts of $1,983,087 and $1,090,572 at September 30, 2008 and December 31, 2007, respectively.

D.	Other Intangible Assets

Other intangible assets with determinable lives consist of license to provide communication services in Israel and are amortized over the 20 year term of the license.

Customer relations and trade name related to mergers and acquisitions are amortized over a period between 2-13 years from the date of the purchase.

E.	Long Term Assets

Long term assets are including $2,070,015 and $1,753,503 of net bonds issuance cost, at September 30, 2008 and December 31, 2007, respectively.

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

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (Unaudited)

Note 2 - Significant Accounting Policies (Cont.)

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

In management’s opinion, the condensed consolidated balance sheet as of September 30, 2008 (unaudited) and December 31, 2007 (audited), the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K, as amended, for the year ended December 31, 2007.

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

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (Unaudited)

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

In connection with the closing of the acquisition of NTS Communications, Inc. on February 26, 2008, the Company issued 2,366,892 shares of the Company’s Common Stock to certain NTS Shareholders who elected to reinvest all or a portion of their allocable sale price in the Company’s Common Stock, pursuant to the terms of the NTS Purchase Agreement.  The Company’s Board of Directors determined, in accordance with the Purchase Agreement, the number of shares of the Company’s Common Stock to be delivered to each participating NTS Shareholder by dividing the portion of such NTS Shareholder’s allocable sale price that the NTS Shareholder elected to receive in shares of the Company’s Common Stock by 93% of the average closing price of the Company’s Common Stock on the American Stock Exchange for the ten consecutive trading days preceding the trading day immediately prior to the Closing Date (i.e., $2.74).  The aggregate sales price reinvested by all such NTS Shareholders was $6,485,284.

On March 25, 2008, the Company issued the holders of the Bonds, for no additional consideration, 956,020 (non-tradable) warrants, each exercisable at an exercise price of $3.50 with a term of 4 years, commencing on September 2, 2008.

On April 7, 2008, Rafael Dick, the former Managing Director of the Company's Israeli subsidiary Xfone 018 Ltd. exercised 4,105 of his outstanding options under the Company's 2004 Stock Option Plan, at an exercise price of $3.50 per share.

In 2006, in conjunction with the consummation of the merger and in exchange for all of the capital stock of I-55 Internet Services, the Company issued a total of 789,863 shares of Common Stock valued at $2,380,178 and 603,939 warrants exercisable for a period of five years into shares of Common Stock, with an exercise price of $3.31, valued based on the Black Scholes option-pricing model (the “Xfone Stock and Warrant Consideration”). A portion of the Xfone Stock and Warrant Consideration issued at closing was placed in an escrow account, to be held pending certain adjustments. The Company subsequently made the following two claims against such escrow account: Claim #1: The Company made a claim on March 27, 2007 to adjust the total consideration based upon the changes in customer billings as determined pursuant to a formula set forth in the First Amendment to the Merger Agreement (the “Customer Billing Adjustment Amount”), which the Company had determined was $247,965.57. Claim #2: The Company determined an undisclosed liability, in accordance with Article 6.03 of the I-55 Internet Services, Inc. Merger Agreement (as amended), in the amount of $147,550 and on November 28, 2006, sent a claim for this amount. The Shareholder Representatives of I-55 Internet Services disputed the amounts in both claims submitted and so the parties entered into negotiations on May 2, 2007, where they agreed to reduce the amount claimed in Claim #1 by $104,948.46, which represents adjustments made to the 90-Day column, Trade Accounts, and certain accounts that had previously been listed as having 90-Day balances but were subsequently confirmed as not having 90-Day balances, and by the final amount billed to EBI Comm, Inc. (“EBI”) in 2005 prior to the assets of EBI being purchased by Xfone USA, and agreed to reduce the original Loss amount claimed in Claim #2 by $6,800.00, representing additional services purchased with Zipa, Inc. under the direction of Xfone USA during the Management Agreement period from October 2005 through March 2006. Upon settlement of the claims, two Joint Deposition Notices for the escrow agent, Trustmark National Bank, were delivered to the Shareholder Representatives of I-55 Internet Services for execution, however, a Shareholder Representative refused to execute the notices pending approval of the claims by the shareholders of I-55 Internet Services.  On June 7, 2007, the shareholders met and rejected the figure agreed upon with respect to Claim #1 and accepted the figure agreed upon with respect to Claim #2.  On or about May 12, 2008, after further negotiations, Xfone USA and I-55 agreed to value Claim #1 at $143,017.11 and Claim #2 at $140,750.00 for a total agreed loss of $283,767.11.  This resulted in the Company’s receipt of 62,850 shares of Xfone Common Stock and 44,470 Xfone Stock Warrants from the Escrow Account in satisfaction of these claims (the “Returned Xfone Stock and Warrant Consideration”) and the balance of the Xfone Common Stock and Xfone Stock Warrants remaining in the Escrow Account was distributed to the selling I-55 Internet shareholders and the escrow account was closed out on June 16, 2008. The components of the Returned Xfone Stock and Warrant Consideration were cancelled by the Company on June 3, 2008.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (Unaudited)

Note 3 - Capital Structure, stock options, warrants (Cont.)
	Nine months ended September 30, 2008
	Number of options	Weighted average exercise price
Options outstanding at the beginning of the period (a)	5,715,000	$3.65
Granted (b)	1,851,000	$3.75
Exercised	(4,105)	$3.50
Forfeited	(1,195,895)	$4.34
Options outstanding at the end of the period	6,366,000	$3.55

Options vested and exercisable	4,755,625	$2.73

Weighted average fair value of options granted		$1.24

(a) Include options under contractual obligation as specified in note 3A, below.

The following table summarizes information about options outstanding and exercisable at September 30, 2008:

Range price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price

2.79-5.00	4,755,625	3.28	$2.73

A.
On August 26, 2007, the Company entered into a contractual obligation to grant the General Manager of Xfone 018 the following number of options to purchase shares of the Company’s Common Stock, under the Company’s 2007 Stock Incentive Plan (the “Plan”):

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

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (Unaudited)

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

	Nine months ended September 30, 2008
	Number of Warrants	Weighted average exercise price
Warrants outstanding at the beginning of the period	6,104,159		$3.72
Granted	956,020		$3.50
Forfeited	(44,470)		$3.31
Warrants outstanding at the end of the period	7,015,709	$

The Company has a contractual obligation to issue warrants to purchase an aggregate of 482,179 shares of its Common Stock to two former employees of Xfone USA, Inc. 450,000 of such warrants are to be exercisable at $3.63 per share, 3,725 of such warrants are to be exercisable at $3.04 per share, and the remaining 28,454 shares are to be exercisable at $3.26 per share. The issuance of such warrants is subject to the approval of both the NYSE Alternext (formerly the American Stock Exchange) and the Tel Aviv Stock Exchange (“TASE”). The TASE granted approval on August 26, 2008. On October 3, 2008, the Company was advised by the NYSE Alternext that the approval of the shareholders of the Company is required in order to allow the issuance of the warrants and the listing of the underlying shares. The Company will seek such approval at its 2008 annual meeting of shareholders, scheduled to be held on December 16, 2008

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (Unaudited)

Note 4 - Segment Information

Geographical segments

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
United Kingdom	$14,747,449	$19,802,430	$5,226,924	$7,228,240
United States	45,636,605	9,416,464	18,165,987	2,805,506
Israel	7,224,467	6,079,547	2,569,790	2,111,173

Total revenues	67,608,521	35,298,441	25,962,701	12,144,919

Cost of revenues:
United Kingdom	5,947,831	8,599,767	2,422,293	2,848,568
United States	25,661,123	4,454,359	10,069,794	1,308,870
Israel	2,927,322	2,178,834	1,026,928	752,279

Total cost of revenues	34,536,276	15,232,960	13,519,015	4,909,717

Direct gross profit:
United Kingdom	8,799,618	11,202,663	2,804,631	4,379,672
United States	19,975,482	4,962,105	8,096,193	1,496,636
Israel	4,297,145	3,900,713	1,542,862	1,358,894

	33,072,245	20,065,481	12,443,686	7,235,202

Operating expenses:
United Kingdom	6,636,852	9,871,602	2,155,735	4,037,476
United States	16,677,009	4,383,633	6,517,139	1,254,060
Israel	3,332,649	2,109,371	1,370,271	794,429

	26,646,510	16,364,606	10,043,145	6,085,965

Operating Profit
United Kingdom	2,162,766	1,331,061	648,896	342,196
United States	3,298,473	578,472	1,579,054	242,576
Israel	964,496	1,791,342	172,591	564,465

	6,425,735	3,700,875	2,400,541	1,149,237

Operating expenses related to the Headquarters in the US	1,614,575	1,375,084	631,168	300,693

Operating Profit	$4,811,160	$2,325,791	$1,769,373	$848,544

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (Unaudited)

Note 5 – Potential acquisitions

An agreement in principle to acquire a majority stake in Tadiran Telecom - Communication Services In Israel LP.

On March 17, 2008, Xfone 018 had entered into an Agreement of Principles with Tiv Taam Holdings 1 Ltd., an Israeli public company (“Tiv Taam”), pursuant to which Xfone 018 had agreed to purchase from Tiv Taam, and Tiv Taam had agreed to sell to Xfone 018, approximately 89% of the outstanding share capital (approximately 69% of its fully diluted share capital) of Robomatix Technologies Ltd. (“Robomatix”) which Tiv Taam owns (the “Agreement of Principles”).  Robomatix was the owner of approximately 90% of the issued share capital of Tadiran Telecom-Communication Services In Israel Ltd. (“Tadiran Telecom”), the general partner of Tadiran Telecom-Communication Services In Israel – Limited Partnership (“Tadiran Telecom LP”), an Israeli entity dealing with the distribution, maintenance, assistance services and sale of switchboards for the business community in Israel.  Accordingly, upon consummation of the acquisition, Xfone 018 would have also acquired control over Tadiran Telecom and Tadiran Telecom LP.  Pursuant to the Agreement of Principles, the purchase price for the acquisition was NIS 44,000,000 ($11,351,909), subject to adjustment as set forth in the agreement, payable in three installments. Pursuant to the Agreement of Principles, the Company, as the parent company of Xfone 018, had agreed to sign a letter of guarantee with respect to the Second Installment and the Third Installment.

On September 2, 2008, Robomatix entered into an agreement with a third party to sell its holdings of common stock of Tadiran Telecom and its rights in Tadiran Telecom LP.  Accordingly, the negotiations between Xfone 018 and Tiv Taam ceased. As a result, the Company recoded one-time expenses of $189,610 consist primarily of financing, legal and accounting fees.

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

I-55 Telecommunications provided voice, data and related services throughout Louisiana and Mississippi to both individuals and businesses. Prior to the merger with and into Xfone USA, I-55 Telecommunications was a licensed facility based CLEC operating in Louisiana and Mississippi with a next generation class 5 carrier switching platform. I-55 Telecommunications provided a complete package of local and long distance services to residential and business customers across both states. As a result of the merger, Xfone USA has now expanded its On-Net (facilities) service area, through I-55 Telecommunications, into New Orleans, Louisiana and surrounding areas, including Hammond, Louisiana. Xfone USA is expanding its sales offices to include New Orleans, in an effort to continue revenue growth and increase market share in the revitalized city, as well as into Hammond, Louisiana. The competition in secondary markets, such as Jackson, Mississippi, as opposed to Tier 1 markets such as Atlanta, Georgia, is also rapidly declining due to the removal of UNE-P and the decline in the competitive local exchange providers that had been dependent on UNE-P as their only source for providing competitive local telephone services in those markets. This provides for a unique opportunity for Xfone USA to gain market share, by utilizing its existing network and to expand its facilities into these opportunity areas becoming a primary alternative to the monopoly Incumbent Local Exchange Company.

On September 27, 2005, a Securities Purchase Agreement was entered for a $2,000,000 financial transaction by and among us, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment took the form of a convertible term note secured by our United States assets. The Term Note has a 3 year term, bears interest at a rate equal to prime plus 1.5% per annum, and is convertible, under certain conditions, into shares of our common stock at an initial conversion price equal to $3.48 per share. In conjunction with the financial transaction, the Company issued to Laurus Master Fund 157,500 warrants which are exercisable at $3.80 per share for a period of five years. The closing of the financial transaction was on September 28, 2005. As of August 1, 2007, Laurus Master Fund, Ltd. assigned to Valens U.S. SPV I, LLC a principal amount equal to $169,925.11 of the Term Note, and to Valens Offshore Fund SPV I, Ltd. a principal amount equal to $549,289.76 of the Term Note. The Term Note was fully paid off in cash on September 26, 2008.

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

On March 25, 2008, in connection with a settlement of a legal proceeding initiated by Mr. Nir Davison and due to come before the UK Employment Tribunal Service, the Company purchased from Mr. Davison and Trecastle Holdings Limited, the shares of common stock of Story Telecom, Inc. that each party owned, respectively, for an aggregate purchase price of £270,000 ($538,083), pursuant to the terms of a Compromise Agreement and a Securities Purchase Agreement entered into between the parties on that date. Upon acquisition of the shares of common stock of Story Telecom, Inc. from Mr. Davison and Trecastle Holdings, Story Telecom, Inc. became our wholly owned subsidiary.

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

On August 15, 2007, the Company, Swiftnet Limited, our wholly owned U.K.-based subsidiary (“Swiftnet”), and Dan Kirschner entered into a definitive Share Purchase Agreement to be completed on the same date, pursuant to which Swiftnet purchased from Mr. Kirschner the 67.5% equity interest in Auracall Limited (“Auracall”) that he beneficially owned, thereby increasing Swiftnet’s ownership interest in Auracall from 32.5% to 100%. Swiftnet had acquired the 32.5% interest in Auracall through several transactions that occurred since October 16, 2001. The purchase price for the shares was £810,918 (approximately $1,616,158), payable as follows: £500,000 (approximately $996,500) was paid in cash upon signing of the Share Purchase Agreement, and the remaining £304,000, plus interest of £6,918 (approximately $619,658), was payable in monthly installments beginning in September 2007 and continued through March 2008. In connection with the acquisition, Auracall and Swiftnet entered into an Inter-Company Loan Agreement, pursuant to which Auracall agreed to lend Swiftnet £850,000 (approximately $1,694,050) for the sole purpose of and in connection with Swiftnet’s acquisition of the Auracall shares. The loan is unsecured, bears interest at a rate of 5% per annum, and is to be repaid in five years (i.e., August 15, 2012), but may be repaid earlier without charge or penalty. As a result of the terms of the transaction, Mr. Kirschner no longer serves as Auracall’s Managing Director or as a member of its board of directors.

On October 23, 2007, the Company entered into Subscription Agreements with 15 investors affiliated with Gagnon Securities, Inc. who agreed to purchase an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.001 per share at a price of $3.00 per share, for a total subscription amount of $3,000,000. This offering was made by the Company, acting without a placement agent, pursuant to the Company’s Registration Statement on Form SB-2 (File No. 333-143618) which was declared effective by the U.S. Securities and Exchange Commission on August 6, 2007.  The 1,000,000 shares were issued on November 6, 2007. Following the effectiveness of the Registration Statement on Form SB-2 (File No. 333-143618) described above, pursuant to which the offerings on October 23, 2007 and November 4, 2007 described above were made, the Company did not file a prospectus supplement within the required time period containing the final fixed offering price of $3.00 per share due to an unintentional error.  This constituted a technical violation of Section 5(b)(2) of the Securities Act. The Company filed Current Reports on Form 8-K on October 23, 2007 and November 5, 2007 following its entry into the related subscription agreements with the purchasers of the shares, and filed a Post-Effective Amendment on November 7, 2007, each of which disclosed such final fixed price.  The Post-Effective Amendment filed on November 7, 2007 was never declared effective by the SEC.  The Company is relying upon the cure provision provided by Rule 424(b)(8) under the Securities Act in order to cure such violation.  The Company believes that such violation was cured under Rule 424(b)(8) upon filing of the Post-Effective Amendment, as it made a good faith effort to file such Post-Effective Amendment as soon as practicable upon discovery of the unintentional failure to file the prospectus supplement, and because the filing with the SEC of the Post-Effective Amendment and other filings related to the sale of the shares satisfied the prospectus delivery requirements of Section 5(b)(2) under the “access equals delivery” model adopted by the SEC.

On November 4, 2007, the Company entered into Subscription Agreements with: (i) XFN - RLSI Investments, LLC, an entity affiliated with Richard L. Scott Investments, LLC, a U.S. institutional investor, which agreed to purchase 250,000 shares of the Company’s common stock, par value $0.001 per share at a price of $3.00 per share, for a total subscription amount of $750,000 (the “U.S. Offering”); and (ii) certain Israeli institutional investors, which agreed to purchase an aggregate of 700,000 shares of the Company’s Common Stock, at a price of $3.00 per share, for a total subscription amount of $2,100,000 (the “Israeli Offering”). The U.S. Offering and Israeli Offering were made by the Company pursuant to the Company’s Registration Statement on Form SB-2 (File No. 333-143618) which was declared effective by the U.S. Securities and Exchange Commission on August 6, 2007.  Following the effectiveness of the Registration Statement on Form SB-2 (File No. 333-143618) described above, pursuant to which the offerings on October 23, 2007 and November 4, 2007 described above were made, the Company did not file a prospectus supplement within the required time period containing the final fixed offering price of $3.00 per share due to an unintentional error.  This constituted a technical violation of Section 5(b)(2) of the Securities Act. The Company filed Current Reports on Form 8-K on October 23, 2007 and November 5, 2007 following its entry into the related subscription agreements with the purchasers of the shares, and filed a Post-Effective Amendment on November 7, 2007, each of which disclosed such final fixed price.  The Post-Effective Amendment filed on November 7, 2007 was never declared effective by the SEC.  The Company is relying upon the cure provision provided by Rule 424(b)(8) under the Securities Act in order to cure such violation.  The Company believes that such violation was cured under Rule 424(b)(8) upon filing of the Post-Effective Amendment, as it made a good faith effort to file such Post-Effective Amendment as soon as practicable upon discovery of the unintentional failure to file the prospectus supplement, and because the filing with the SEC of the Post-Effective Amendment and other filings related to the sale of the shares satisfied the prospectus delivery requirements of Section 5(b)(2) under the “access equals delivery” model adopted by the SEC.  The U.S. Offering was made by the Company acting without a placement agent. The Israeli Offering was made by the Company with the services of First International & Co. - Underwriting & Investments Ltd., one of the Israeli investors, acting as placement agent, for which it is entitled to a placement fee equal to 5% (plus VAT, if applicable) of the gross proceeds of the Israeli Offering.  In addition, the Company will pay its consultant, Dionysos Investments (1999) Ltd. (“Dionysos”) a success fee equal to 0.5% of the gross precedes of the Israeli Offering, pursuant to that certain First Amendment to Financial Services and Business Development Consulting Agreement by and among the Company and Dionysos dated February 8, 2007. During 2008 a total amount of NIS 501,910 ($130,502) was paid to Dionysos.

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

On December 13, 2007 (the “Date of Issuance”), the Company accepted offers, for the issuance of securities to Israeli institutional investors, for total gross proceeds of NIS 100,382,100 (approximately $25,562,032, based on the exchange rate as of December 13, 2007) par value non-convertible bonds (Series A) (the “Bonds”). The Bonds were issued for an amount equal to their par value.

The Bonds accrue annual interest that is paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive). The principal of the Bonds is repaid in eight equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Bonds are linked to the Israeli Consumer Price Index.

On November 4, 2008, the Company filed a public prospectus (the “Prospectus”) with the Israel Securities Authority (the “ISA”) and the Tel Aviv Stock Exchange ("TASE") for listing of the Bonds for trading on the TASE.  On November 11, 2008 (the “Date of Listing”), the Bonds commenced trading on the TASE. From the Date of Issuance until the Date of Listing, the Bonds accrued annual interest at a rate of 9%. As of the Date of Listing, the interest rate for the unpaid balance of the Bonds was reduced by 1% to an annual interest rate of 8%

The Bonds were rated A3 by Midroog Limited, an Israeli rating company affiliated with Moody’s Investor Services. The Bonds may only be traded in Israel.

On March 25, 2008, in conjunction with the issuance of the Bonds, the Company issued the holders of the Bonds, for no additional consideration, 956,020 (non-tradable) warrants, each exercisable at an exercise price of $3.50 with a term of 4 years, commencing on September 2, 2008.

The 956,020 shares underlying the warrants have been registered in accordance with the Securities Act pursuant to the Company's Registration Statement on Form S-1 (File No. 333-150305, declared effective by the SEC on September 2, 2008).

Each of the institutional investors represented that it is an institutional investor classified as a type of investor listed in the first supplement to the Israeli Securities Law, for the purposes of Section 15a(b)(1) of the Israeli Securities Law; that its offer was for itself and/or for customers that are investors listed in Section 5a(b)(1) of the Israeli Securities Law, respectively.

Each of the institutional investors has also declared that it knows and understands, that the private placement is being done in Israel only (and not in the U.S.) and is intended only for Israeli residents, that are in Israel (and not in the U.S.) and not for U.S. persons (“U.S. Person”) as they are defined in Regulation S regulated under the Securities Act.  Each of the institutional investors declared and confirmed, that it is incorporated and active in Israel, and that it is not a U.S. Person, and that it is not located outside of Israel at the time of the filing of the offer.  Each of the institutional investors has declared that it knows that it will not be allowed to take action to sell the Bonds and Warrants in the U.S. and/or to a U.S. Person. Each of the institutional investors declared and confirmed that the Bonds, Warrants and shares that may result from the exercise of the Warrants, are not acquired for the purpose of “distribution” (as this term is defined in the US securities laws) in the U.S.

According to an agreement entered into as of December 12, 2007, between the Company and Excellence Nessuah Underwriting (1993) Ltd. (“Excellence Underwriters”) and First International & Co. - Underwriting and Investments Ltd. (“First International Underwriters”) (the "December 12, 2007 Agreement"), Excellence Underwriters and First International Underwriters undertook to serve as the pricing underwriters for the prospectus to be filed with the ISA and the TASE for the listing for trade of the Bonds on the TASE. On November 2, 2008, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Excellence Underwriters and First International Underwriters in connection with the publication of the Prospectus and the listing of the Bonds on the TASE. Pursuant to the terms of the December 12, 2007 Agreement and the Underwriting Agreement, in connection with Excellence Underwriters and First International Underwriters service as Pricing Underwriters, including the services rendered by them to the Company in connection with the Bonds offering, publication of the Prospectus and listing of the Bonds on the TASE, the Company paid Excellence Underwriters and First International Underwriters a fee equal to 3% of the proceeds of the offering. During 2008 a total amount of NIS 3,000,000 ($829,823) was paid to Excellence Underwriters.

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

On February 26, 2008, and in connection with the closing of the acquisition, the parties entered into the following material definitive agreements:

A.            Free Cash Flow Participation Agreement.

The Company entered into a Free Cash Flow Participation Agreement (the “Participation Agreement”) with NTS Holdings, an entity owned by Barbara Baldwin, NTS’ President and CEO, Jerry Hoover, NTS’ Executive Vice President – Chief Financial Officer, and Brad Worthington, NTS’ Executive Vice President - Chief Operating Officer, pursuant to which NTS Holdings will be entitled to a payment from the Company of an amount equal to 5% of the aggregate excess free cash flow generated by the Company’s U.S. Operations, which is defined in the Participation Agreement as the operations of the Company and its U.S. subsidiaries, which include Xfone USA, Inc. and NTS, and their respective subsidiaries, as well as any U.S. entity that the Company acquires directly, or indirectly through its subsidiaries in the future (a “Future Acquisition”). NTS Holdings will be entitled to the participation amount beginning at such time as the Company has received a full return of its initial invested capital, plus an additional 8% return per year, in connection with the NTS acquisition (as well as in connection with any Future Acquisition).

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

RESULTS OF OPERATIONS

Financial Information - Percentage of Revenues
	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Revenues	100%	100%	100%	100%
Cost of Revenues	51.1%	43.2%	52.1%	40.4%
Gross Profit	48.9%	56.8%	47.9%	59.6%
Operating Expenses:
Research and Development	0.1%	0.1%	0.1%	0.1%
Marketing and Selling	14.1%	24.4%	13%	25.7%
General and Administrative	27.4%	25.8%	27.3%	26.8%
Non-recurring expense	0.3%	-	0.7%	-
Total Operating Expenses	41.8%	50.3%	41.1%	52.6%
Income (loss) before Taxes	-0.6%	5.3%	2.8%	6.2%
Net Income (loss)	0.4%	4%	2.5%	4.7%

COMPARISON OF THE NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

Revenues.  Revenues for the nine months ended September 30, 2008 increased 91.5% to $67,608,521 from $35,298,441 for the same period in 2007. The increase of $32,310,080 in the consolidated revenues is attributed to $36,220,141 increase in our revenues in the United States and $1,144,920 increase in Israel which is offset by a $5,054,981 decrease in revenues in the United Kingdom. In the first nine months of 2008, revenues in the United States as a percentage of total revenues increased to 67.5% from 26.7% for the same period in 2007, whereas revenues in the United Kingdom and Israel as a percentage of total revenues decreased to 21.8% and 10.7% from 56.1% and 17.2%, respectively.

Revenues in the United States for the nine months ended September 30, 2008 increased 384.6% to $45,636,605 from $9,416,464 for the same period in 2007. Approximately $37,500,000 of the increase was contributed by NTS Communications, Inc. ("NTS"), our wholly-owned subsidiary as of February 26, 2008 and which was consolidated for the first time in the first quarter of 2008. The increase in revenues was offset by a decrease of approximately $1,300,000 in revenues from other carriers and due to attrition of residential customers.

Revenues in the United Kingdom for the nine months ended September 30, 2008 decreased 25.5% to $14,747,449 from $19,802,430 for the same period in 2007. The decrease in sales in the UK was attributable to a change in the tariff structure by the mobile operator O2 and to the devaluation of the GBP to the U.S. dollar during the third quarter of 2008.

Revenues in Israel for the nine months ended September 30, 2008 increased 18.8% to $7,224,467 from $6,079,547 for the same period in 2007. This increase is mainly attributed to revaluation of the NIS to the U.S dollar and ongoing marketing efforts.

Our primary geographic markets are the United States, the United Kingdom and Israel.  However, we serve customers worldwide.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues for the nine months ended September 30, 2008 increased 126.7% to $34,536,276 from $15,232,960 for the same period in 2007. Cost of revenues as a percentage of revenues in the nine months ended September 30, 2008 increased to 51.1% from 43.2% in the same period in 2007.

Cost of revenues as a percentage of revenues in the United States in the nine months ended September 30, 2008 increased to 56.2% from 47.3% in the same period in 2007. The increase is mainly attributed to NTS which was consolidated for the first time in the first quarter of 2008. Within our group, NTS presents higher cost of revenues than the other subsidiaries in the group. Strategically, NTS decided to migrate its customers from the current copper-based services to its new Fiber-based infrastructure. As a result of this strategy we expect to reduce the cost of revenues gradually.

Cost of revenues in the UK for the first three quarters of 2008, include the cost of Auracall which was acquired in its entirety on August 15, 2007 and was consolidated for only half of the third quarter of 2007. As a result of the consolidation of low cost products which were sold by Auracall, together with the ongoing product improvements we achieved a decrease in cost of revenues as percentage of revenues in the United Kingdom where cost of revenues as percentage of revenues decrease to 40.3% compared to 43.4% in the same period in 2007. Such decrease in the cost of revenues was offset by a devaluation of the GBP to the U.S. dollar during the third quarter of 2008. Following the change at the end of 2007 in the tariff structure by the mobile operator O2, the cost of revenues of our UK subsidiaries is expected to be slightly higher on alternative products.

Cost of revenues as a percentage of revenues in Israel in the nine months ended September 30, 2008 increased to 40.5% from 35.8% in the same period in 2007. The increase is attributed to introduction of commission- based services, which have generated lower gross margins.

Research and Development. Research and development expenses for the nine months ended September 30, 2008 and for the same period in 2007 were 0.1% of total revenues. The research and development activities are located in the U.K only and include the payroll of those who are engaged in the development activities. We estimate that the research and development expenses will remain in the same level until the end of 2008.

Marketing and Selling Expenses. Marketing and selling expenses consist primarily of commissions to agents and resellers. Other marketing and selling expenses are related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the nine months ended September 30, 2008 increased 10.7% to $9,517,132 from $8,598,893 for the same period in 2007. Marketing and selling expenses as a percentage of revenues decreased to 14.1% for the nine months ended September 30, 2008 from 24.4% for the same period in 2007. Approximately $2,085,000 in marketing expenses for the nine months ended September 30, 2008 is contributed by NTS which was consolidated for the first time in the first quarter of 2008. An increase of approximately $425,000 in Israel is attributed to ongoing marketing campaigns during the first nine months of 2008. A decrease of approximately $1,600,000 in the U.K is attributed to the decrease in sales.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel and consulting fees. General and administrative expenses for the nine months ended September 30, 2008 increased 103.3% to $18,506,824 from $9,102,552 for the same period in 2007. Approximately $10,000,000 in general and administrative expenses for the nine months ended September 30, 2008 is contributed by NTS which was consolidated for the first time in the first quarter of 2008.

Non- recurring Expense. On March 17, 2008, Xfone 018 Ltd. (“Xfone 018”) entered into an Agreement of Principles with Tiv Taam Holdings 1 Ltd. (“Agreement of Principles”) for the acquisition of control over Tadiran Telecom-Communication Services In Israel - Limited Partnership (“Tadiran Telecom LP”). During the third quarter of 2008, negotiations between Xfone 018, Tiv Taam and the management and employees of Tadiran Telecom LP have ceased. As a result, we recoded one-time expenses of $189,610 consist primarily of financial, legal and accounting fees.

Financing Expenses. Financing expenses, net, for the nine months ended September 30, 2008 increased to $5,031,403 from $380,347 for the same period in 2007. Approximately $3,200,000 of the increase in the financial expenses is attributed to the effect of fluctuation in the exchange rate of the NIS on our Bonds which are stated in NIS and linked to the Israeli CPI and approximately $1,200,000 is attributed to the interest payable on the Bonds. The remaining increase in the financial expenses, net, consists of interest expenses on our interest bearing obligations and the effect of currency exchange rate on intercompany balances with our subsidiaries who reports in NIS and GBP as their functional currencies.

Net Income (Loss). Net loss for the nine months ended September 30, 2008 was ($244,589) compared to net profit of $1,421,301 for the same period in 2007.

Earning (Loss) Per Share. Diluted net loss per share of common stock for the nine months ended September 30, 2008 was ($0.014), compared to diluted net income per share of common stock $0.124 for the same period in 2007.

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

Revenues.  Revenues for the quarter ended September 30, 2008 increased 113.8% to $25,962,701 from $12,144,919 for the same period in 2007. This increase in the consolidated revenues is attributed to an increase of $15,360,481 and $458,617 in the United States and Israel, respectively, which is offset by a decrease of $2,001,316 in the revenues in the U.K. In the third quarter of 2008, revenues in the United States as a percentage of total revenues increased to 70% from 23.1% for the same period in 2007, whereas revenues in the United Kingdom and Israel as a percentage of total revenues decreased to 20.1% and 9.9% from 59.5% and 17.4%, respectively.

Revenues in the United States for the quarter ended September 30, 2008 increased 547.5% to $18,165,987 from $2,805,506 for the same period in 2007. Approximately $15,350,000 of the increase was contributed by NTS, our wholly-owned subsidiary as of February 26, 2008 and which was consolidated for the first time in the first quarter of 2008. The increase in revenues was offset by a decrease in revenues from other carriers and due to attrition of residential customers.

Revenues in the United Kingdom for the quarter ended September 30, 2008 decreased 27.7% to approximately $5,226,924 from $7,228,240 for the same period in 2007. The decrease in sales in the UK was wholly attributable to a change in the tariff structure by the mobile operator O2.

Revenues in Israel for the quarter ended September 30, 2008 increased 21.7% to approximately $2,569,790 from $2,111,173 for the same period in 2007. This increase is mainly attributed to the revaluation of the NIS to the U.S dollar and to ongoing marketing efforts.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues for the quarter ended September 30, 2008 increased 175.4% to approximately $13,519,015 from $4,909,717 for the same period in 2007. The increase in the cost of revenues is primarily attributed to the operations in the United States and Israel. Cost of revenues as a percentage of revenues in the quarter ended September 30, 2008, increased to 52.1% from 40.4% in the same period in 2007.

Cost of revenues as a percentage of revenues in the United States for the three months ended September 30, 2008 increased to 55.4% from 46.7% in the same period in 2007. The increase is mainly attributed to NTS which was consolidated for the first time in the first quarter of 2008. Within our group, NTS presents higher cost of revenues than the other subsidiaries in the group. Strategically, NTS decided to migrate its customers from the current copper-based services to its new Fiber-based infrastructure. As a result of this strategy we expect to reduce the cost of revenues gradually.

Cost of revenues in the UK for the third quarter of 2008 include the cost of Auracall which was acquired in its entirety on August 15, 2007 and was not consolidated in the same period of 2007. Despite the consolidation of low cost products which were sold by Auracall and ongoing product improvements, cost of revenues as percentage of revenues in the three months ended September 30, 2008 increased to 46.3% compared to 39.4% in the same period in 2007. Following the change at the end of 2007 in the tariff structure by the mobile operator O2, the cost of revenues of our UK subsidiaries is expected to be slightly higher on alternative products.

Cost of revenues as a percentage of revenues in Israel in the three months ended September 30, 2008 increased to 40% from 35.6% in the same period in 2007. The increase is attributed to introduction of commission- based services, which have generated lower gross margins.

Research and Development. Research and development expenses for the quarter ended September 30, 2008 and for the same period in 2007 were 0.1% of total revenues. We estimate that the research and development expenses will remain at the same level during the fourth quarter of 2008.

Marketing and Selling Expenses. Marketing and selling expenses consist primarily of commissions to agents and resellers. Other marketing and selling expenses are related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the quarter ended September 30, 2008 increased 8.1% to $3,378,328 from $3,124,387 for the same period in 2007. Marketing and selling expenses as a percentage of revenues decreased to 13% for the quarter ended September 30, 2008 from 25.7% for the same period in 2007. Approximately $850,000 in marketing expenses for the quarter ended September 30, 2008 is contributed by NTS which was consolidated for the first time in the first quarter of 2008. An increase of approximately $175,000 in Israel is attributed to ongoing marketing campaigns during the third quarter of 2008. A decrease of approximately $1,100,000 in the U.K is attributed to the decrease in sales.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel and consulting fees. General and administrative expenses for the quarter ended September 30, 2008 increased 117.8% to approximately $7,091,436 from $3,255,822 for the same period in 2007. Approximately $4,300,000 in General and Administrative expenses for the quarter ended September 30, 2008 is contributed by NTS which was consolidated for the first time in the first quarter of 2008.

Non- recurring Expense. On March 17, 2008, Xfone 018 Ltd. (“Xfone 018”) entered into an Agreement of Principles with Tiv Taam Holdings 1 Ltd. (“Agreement of Principles”) for the acquisition of control over Tadiran Telecom-Communication Services In Israel - Limited Partnership (“Tadiran Telecom LP”). During the third quarter of 2008, negotiations between Xfone 018, Tiv Taam and the management and employees of Tadiran Telecom LP have ceased. As a result, we recoded one-time expenses of $189,610 consist primarily of financial, legal and accounting fees.

Financing Expenses. Financing expenses, net, for the quarter ended September 30, 2008 increased to $1,035,823 from $73,652 for the same period in 2007. Of such increase, $301,704 is attributed to the effect of fluctuation in the exchange rate of the NIS on our Bonds which are stated in NIS and linked to the Israeli CPI, and $652,139 is attributed to the interest payable on the Bonds. The remaining increase in the financial expenses, net, consists of interest expenses on our interest bearing obligations and the effect of currency exchange rate on intercompany balances with our subsidiaries which report in NIS and GBP as their functional currencies.

Net Income. Net profit for the quarter ended September 30, 2008 was $637,639 compared to net profit of $565,467 for the same period in 2007.

Earning Per Share. Diluted net profit per share of common stock for the quarter ended September 30, 2008 was $0.035, compared to diluted net profit of $0.049 for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of September 30, 2008, amounted to $4,872,507 compared to $5,835,608 as of December 31, 2007, a decrease of $963,101. Net cash provided by operating activities in the nine months ended September 30, 2008, was $351,635 including the payment of semi-annual interest coupon of the Company's bonds amounting to $1,334,924. Cash used for investing activities in the nine months ended September 30, 2008 was $19,114,322, and is primarily attributable to the purchase of fixed assets and to the acquisition of NTS less proceeds from the issuance of Bonds during December 2007 which were held in escrow in short term bank deposits. Net cash provided in financing activities for the nine months ended September 30, 2008 was $18,503,714, and is primarily attributable to issuance of shares and warrants for cash of $14,496,037, proceeds from long-term line of credit from a bank and the repayment of financial obligations of $1,742,651 including the full repayment of the loan from Laurus Master Fund.

Our capital investments are primarily for the build-out of our fiber network, the purchase of equipment and software for services that we provide or intend to provide.

Capital lease obligations: We are the lessee of switching and other telecom equipment under capital leases expiring on various dates from 2008 through 2009.

As of September 30, 2008, the minimum future lease payments are:

Date
2008	$56,329
2009	44,528
$100,857

We will continue to finance our operations and fund the current commitments for capital expenditures mainly from the cash provided from operating activities and from private and/or public placements.

Xfone, Inc.

On December 13, 2007 (the “Date of Issuance”), the Company accepted offers, for the issuance of securities to Israeli institutional investors, for total gross proceeds of NIS 100,382,100 (approximately $25,562,032, based on the exchange rate as of December 13, 2007) par value non-convertible bonds (Series A) (the “Bonds”). The Bonds were issued for an amount equal to their par value.

The Bonds accrue annual interest that is paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive). The principal of the Bonds is repaid in eight equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Bonds are linked to the Israeli Consumer Price Index.

On November 4, 2008, the Company filed a public prospectus (the “Prospectus”) with the Israel Securities Authority (the “ISA”) and the Tel Aviv Stock Exchange ("TASE") for listing of the Bonds for trading on the TASE.  On November 11, 2008 (the “Date of Listing”), the Bonds commenced trading on the TASE. From the Date of Issuance until the Date of Listing, the Bonds accrued annual interest at a rate of 9%. As of the Date of Listing, the interest rate for the unpaid balance of the Bonds was reduced by 1% to an annual interest rate of 8%

The Bonds were rated A3 by Midroog Limited, an Israeli rating company affiliated with Moody’s Investor Services. The Bonds may only be traded in Israel.

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

In connection with the closing of the acquisition on February 26, 2008 of NTS Communications, Inc., the Company issued 2,366,892 shares of the Company’s Common Stock to certain former NTS Shareholders who elected to reinvest all or a portion of their allocable sale price in the Company’s Common Stock, pursuant to the terms of the Purchase Agreement.  The Company’s Board of Directors determined, in accordance with the Purchase Agreement, the number of shares of the Company’s Common Stock to be delivered to each participating NTS Shareholder by dividing the portion of such NTS Shareholder’s allocable sale price that the NTS Shareholder elected to receive in shares of the Company’s Common Stock by 93% of the average closing price of the Company’s Common Stock on the American Stock Exchange for the ten consecutive trading days preceding the trading day immediately prior to the Closing Date (i.e., $2.74).  The aggregate sales price reinvested by all such NTS Shareholders was $6,485,284.

On March 25, 2008, the Company issued the holders of the Bonds, for no additional consideration, 956,020 (non-tradable) warrants, each exercisable at an exercise price of $3.50 with a term of 4 years, commencing on September 2, 2008.

On July 17, 2007, Story Telecom Limited, our UK subsidiary, agreed to loan us up to £400,000 ($613,220) that it had as cash surplus in its bank account. The loan bears fixed interest rate at 4% over the interest payable by the bank for deposits under the same terms. The loan matures on July 16, 2009, but can be accelerated by Story Telecom if it requires additional financing to continue to operate as a going concern. The loan is guaranteed by our wholly-owned UK subsidiary, Swiftnet Limited and by amounts owed to us by Story Telecom. In addition, Story Telecom has the right to set-off repayments under the loan against sums due to us by Story Telecom. The loan is pre-payable at any time upon 30 days’ notice. On July 18, 2007 and on September 25, 2007, the Company borrowed £350,000 ($536,567) and £50,000 ($76,652), respectively, of the loan. On October 8, 2007, Story Telecom agreed to increase the loan ceiling by £300,000 to a maximum of £700,000. Further borrowings of £100,000 ($153,305) were made on October 9, 2007. As of September 30, 2008, the aggregate outstanding borrowings were £500,000 ($766,525).

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

US subsidiaries

Our U.S. subsidiary, Xfone USA, Inc., has certain loan facilities with certain liens on its fixed assets in the form of installment loan agreements. The total aggregate amount of these loans as of September 30, 2008 is $126,752.

Our U.S subsidiary, NTS Communications, Inc., has short-term bank facilities of $4,000,000 and $910,147 notes payable for the purchase of certain fixed assets. These notes payable are secured by fixed assets in the form of installment loan agreements. In addition, a wholly owned subsidiary of NTS received a non-recourse long term note to finance the build-out of the fiber network in Levelland, Texas, collateralized by the project. The total aggregate amount of these loans as of September 30, 2008 is $7,449,369.

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

On September 27, 2005, the Company entered into a Securities Purchase Agreement for a $2,000,000 financial transaction with Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment, which took the form of a convertible term note secured by our United States assets, has a 3 year term and bears interest at a rate equal to prime plus 1.5% per annum. The Term Note is convertible, under certain conditions, into shares of our common stock at an initial conversion price equal to $3.48 per share. In conjunction with the financial transaction, the Company issued to Laurus Master Fund 157,500 warrants which are exercisable at $3.80 per share for a period of five years. The closing of the financing was on September 28, 2005. As of August 1, 2007, Laurus Master Fund, Ltd. assigned to Valens U.S. SPV I, LLC a principal amount equal to $169,925.11 of the Term Note, and to Valens Offshore Fund SPV I, Ltd. a principal amount equal to $549,289.76 of the Term Note. Net proceeds from the financing were mainly used for procurement of capital equipment and general working capital purposes for us and Xfone USA, eXpeTel Communications and Gulf Coast Utilities, Inc. On September 26, 2008, the Company repaid the loan to Laurus Master Fund in full.

UK subsidiaries

On April 18, 2002 Bank Leumi (UK) plc issued company credit cards to two directors of Swiftnet Limited, and by way of securing the balances on these cards, took a First Party Charge over Swiftnet to the sum of £50,000 ($76,652).

As of April 10, 2003, Equitalk.co.uk Limited, our U.K. based subsidiary since July 2006, has received loan facilities from Barclays Bank plc in the form of a Government Small Firms Loan Guarantee Scheme Loan Agreement whereby Barclays would lend Equitalk £150,000 ($229,957). As part of the agreement a Debenture charge was raised on all the assets of Equitalk.  During the third quarter of 2008, Equitalk paid-off the loan to Barclays Bank in full.

Israeli subsidiary

Our Israel based subsidiary, Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel in order to finance its activities. As of September 30, 2008, the credit facilities include a revolving credit line of 500,000 NIS ($128,999), a short-term credit line of 2,250,000 NIS ($580,495), and long-term credit line of 1,290,000 NIS ($332,817). In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS ($812,693) to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; securities, banknotes, unissued capital stock, reputation, and any property and right including profits thereof Xfone 018 has or may have at any time and in any manner; (b) a fixed charge on its telecommunication equipment (including switches) and insurance rights thereof; (c) subordination of a Term Note of $800,000. This Term Note was executed in July 2004 by Xfone 018 in favor of the Company; (d) assignment of rights by way of pledge on the Partner Communications Company Ltd. contract, the Cellcom Israel Ltd. contract, the Pelephone Communications Ltd. contract, and the credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson, which includes a pledge on 1,000,000 shares of the Company’s common stock owned by Mr. Keinan, and an undertaking to provide Bank Hapoalim with an additional financial guarantee of up to $500,000 under certain circumstances. The Company agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral; (f) The Company and Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank; (g) subordination of the Minority Partner Loan (as defined below). As of September 30, 2008, Xfone 018 has a balance due of 1,836,919 NIS ($473,921) under the credit facility.

According to an agreement between us, Xfone 018 Ltd. and the 26% minority interest partner in Xfone 018 (the “Minority Partner”), the Minority Partner provided in 2004 a bank guarantee of 10,000,000 NIS ($2,579,979) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by the Company in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the agreement, the Company agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge.

According to the above-mentioned agreement with the Minority Partner, the Minority Partner provided in the fourth quarter of 2004, a shareholder loan of approximately $400,000 to Xfone 018 (the “Minority Partner Loan”). The Minority Partner Loan is payable after four years with annual interest of 4% and linkage to the Israeli consumer price index. As of September 30, 2008, the balance of the Minority Partner Loan is 2,003,148 NIS ($516,808).

According to the above-mentioned Term Note and agreement with Minority Partner, as of September 30, 2008, the Company provided to Xfone 018 a shareholder loan in an aggregate amount of $1,305,797.

As of September 30, 2008, our Israeli subsidiary activities were financed by the shareholders loans and by using 1,144 NIS ($335) of the credit facility from Bank Hapoalim.

On November 5, 2007, Bank Hapoalim B.M. in Israel provided a bank guarantee of 322,500 NIS ($83,204) to the Ministry of Communications of the State of Israel in connection with a November 7, 2007 license to commence an experimental deployment of Local Telephone Services utilizing Voice over Broadband (VoB) technology, which was granted to Xfone 018. In connection with the bank guarantee, Xfone 018 executed an indemnification agreement in favor of Bank Hapoalim. The bank guarantee will expire on April 30, 2009.

During February 2008, Xfone 018 Ltd. has received a capital lease facilities to purchase certain communication equipment amounting to $75,095 to be paid in 23 equal installments. The balance as of September 30, 2008 is $56,368.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

21.8% and 10.7% of our revenues in the first three quarters of 2008 were derived from our U.K. and Israeli operations, respectively, compared to 56.1% and 17.2% in the same period, in 2007. In the first nine months of 2008, approximately 30% of the direct traffic costs in Israel were in GBP and the rest were in NIS compared to 35% in the same period in 2007. We believe that the U.S. and Israeli portions of our revenues will increase in the next quarter of 2008.

For continuing transactions made in currencies other then US dollar, we use a current conversion rate. For non-contingent past transactions made in currencies other then US dollar, we use the conversion rate of the time of transaction.

Our revenues and costs of revenues are mainly in U.S. dollars.

Most of our assets, liabilities (except the Bonds), revenues and expenditures are in U.S. dollars and GBP. The remainder of the assets, liabilities, revenues and expenditures are in NIS. We anticipate that the portion of U.S. dollars will continue to grow although the portion of GBP will stay significant.

Notwithstanding having our Bonds stated in NIS and linked to the Israeli CPI, during the nine months period ended September 30, 2008, the revaluation of the NIS in relation with the U.S. dollar and the inflation increased our outstanding debt by approximately $3,516,000 and $1,522,000 respectively. During the three months period ended September 30, 2008, the devaluation of the NIS in relation with the U.S. dollar and the inflation increased (decreased) our outstanding debt by approximately ($357,000) and $662,000 respectively. We may use foreign currency exchange contracts and other derivatives instruments to be the appropriate tool for managing such exposure.

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

II. David Espinoza vs. NTS Communications, Inc. and Schindler Elevator Corp.

On June 29, 2007, David Espinoza filed a personal injury suit against NTS Communications, Inc. ("NTS"), a wholly-owned U.S. based subsidiary of the Company as of February 26, 2008, and Schindler Elevator Corp., in the 237th District Court of Lubbock County, Texas.  Espinoza was an employee of one of the tenants in Metro Tower, a building owned by NTS Communications.  The complaint alleges that the claim arises from an incident that occurred on July 20, 2005 when Espinoza fell in an elevator at Metro Tower and sustained injuries to his knee and shoulder.  Espinoza sought unspecified damages for personal injuries. On or about June 3, 2008, all Parties signed a Settlement Agreement.  The terms of the Agreement are confidential.  Any amounts payable by NTS will be paid by its insurance carrier.  On July 24, 2008 the case was dismissed.

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

10.126	Irrevocable Option Agreement dated as of July 1, 2008 by and between Abraham Keinan and Guy Nissenson (49)
10.127	Indenture, entered into on December 13, 2007, as amended and restated on October 27, 2008, between Xfone, Inc. and Ziv Haft Trusts Company Ltd. (free translation from Hebrew). (51)
10.128	Form of warrant (free translation from Hebrew). (51)
10.129
Underwriting Agreement between Xfone, Inc., Excellence Nessuah Underwriting (1993) Ltd. and The First International & Co. - Underwriting and Investments Ltd., dated November 2, 2008 (free translation from Hebrew). (52)

16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C. to the Securities and Exchange Commission. (20)
21.1	List of Subsidiaries (Amended as of March 31, 2008) (26)
23	Consent of Stark Winter Schenkein & Co., LLP dated August 28, 2008 (50)
23.1	Consent of Chaifetz & Schreiber, P.C.(30) (22.1)

23.2	Consent of Gersten Savage LLP - incorporated in the legal opinion filed as Exhibit 5.
23.3	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006.(21.1)
23.4	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006.(21.1)
23.5	Consent of Phillips & Associates, CPA's dated August 28, 2008. (50)
23.6	Consent of Yarel & Partners C.P.A. (Isr.) dated August 28, 2008. (50)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(4)	Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.’s Form 8-K.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K/A #1.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(21.1)	Denotes previously filed exhibits: filed on February 7, 2006 with Xfone, Inc.’s Form SB-2 Amendment 3.
(22)	Denotes previously filed exhibit: filed on March 15, 2006 with Xfone, Inc.’s Form 8-K.
(22.1)	Denotes previously filed exhibit: filed on March 31, 2006 with Xfone, Inc.’s Form 10-KSB.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.

(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(26)	Denotes previously filed exhibit; filed on April 15, 2008 with Xfone, Inc.’s Form 10-KSB/A.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(30)	Denotes previously filed exhibits: filed on November 30, 2006 with Xfone, Inc.’s Form SB-2.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(32)	Denotes previously filed exhibit: filed on February 5, 2007 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(40)	Denotes previously filed exhibit: filed on October 25, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(50)	Denotes previously filed exhibits: filed on August 28, 2008 with Amendment No. 1 to Xfone, Inc.’s Registration Statement on Form S-1.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XFONE, INC.

Date: November 13, 2008	By:	/s/ Guy Nissenson
Guy Nissenson
President, Chief Executive Officer and Director (principal executive officer)

Date: November 13, 2008	By:	/s/ Niv Krikov
Niv Krikov Principal Accounting Officer, Treasurer and Chief Financial Officer (principal accounting and financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.2a	Bylaws of the Company.(1)
3.2b	Amended Bylaws of the Company.(4)
3.3	Memorandum of Association of Swiftnet Limited.(1)
3.4	Articles of Association of Swiftnet Limited.(1)
3.6	Bylaws of Xfone USA, Inc.(7)
3.8.	Amended and Restated Bylaws of the Company dated March 12, 2006.(22)
3.9	Reamended and Restated Bylaws of the Company dated February 5, 2007.(32)
4.	Specimen Stock Certificate.(1)
5.	Opinion of Gersten Savage LLP. (50)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.126	Irrevocable Option Agreement dated as of July 1, 2008 by and between Abraham Keinan and Guy Nissenson (49)
10.127	Indenture, entered into on December 13, 2007, as amended and restated on October 27, 2008, between Xfone, Inc. and Ziv Haft Trusts Company Ltd. (free translation from Hebrew). (51)
10.128	Form of warrant (free translation from Hebrew). (51)
10.129
Underwriting Agreement between Xfone, Inc., Excellence Nessuah Underwriting (1993) Ltd. and The First International & Co. - Underwriting and Investments Ltd., dated November 2, 2008 (free translation from Hebrew). (52)

16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C. to the Securities and Exchange Commission. (20)
21.1	List of Subsidiaries (Amended as of March 31, 2008) (26)
23	Consent of Stark Winter Schenkein & Co., LLP dated August 28, 2008 (50)
23.1	Consent of Chaifetz & Schreiber, P.C.(30) (22.1)

23.2	Consent of Gersten Savage LLP - incorporated in the legal opinion filed as Exhibit 5.
23.3	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006.(21.1)
23.4	Consent of Postlethwaite & Netterville, APAC dated February 7, 2006.(21.1)
23.5	Consent of Phillips & Associates, CPA's dated August 28, 2008. (50)
23.6	Consent of Yarel & Partners C.P.A. (Isr.) dated August 28, 2008. (50)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(4)	Denotes previously filed exhibit: filed on December 5, 2002 with Xfone, Inc.’s Form 8-K.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K/A #1.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(21.1)	Denotes previously filed exhibits: filed on February 7, 2006 with Xfone, Inc.’s Form SB-2 Amendment 3.
(22)	Denotes previously filed exhibit: filed on March 15, 2006 with Xfone, Inc.’s Form 8-K.
(22.1)	Denotes previously filed exhibit: filed on March 31, 2006 with Xfone, Inc.’s Form 10-KSB.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.

(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(26)	Denotes previously filed exhibit; filed on April 15, 2008 with Xfone, Inc.’s Form 10-KSB/A.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(30)	Denotes previously filed exhibits: filed on November 30, 2006 with Xfone, Inc.’s Form SB-2.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(32)	Denotes previously filed exhibit: filed on February 5, 2007 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(40)	Denotes previously filed exhibit: filed on October 25, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(50)	Denotes previously filed exhibits: filed on August 28, 2008 with Amendment No. 1 to Xfone, Inc.’s Registration Statement on Form S-1.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.