Form 10-K
period 2008-12-31
XFONE INC.
filed 2009-04-01
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________

Commission file number 001-32521

Xfone, Inc.
(Exact name of registrant as specified in its charter)

Nevada	11-3618510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5307 W Loop 289
Lubbock, Texas 79414
(Address of principal executive offices) (Zip Code)

806-771-5212
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
Common Stock	NYSE Amex LLC
Common Stock	Tel Aviv Stock Exchange

Securities registered under Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2008, 18,376,075 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2008, the last business day of the 2nd fiscal quarter, was approximately $41,709,229 based on the closing price of $2.99 for the registrant’s common stock as reported on the NYSE Amex LLC (formerly, the American Stock Exchange and the NYSE Alternext US LLC). Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of March 30, 2009, there were 18,376,075 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS

PART I

ITEM 1.   BUSINESS

General

As used in this Annual Report, references to “the Company”, “we”, “our”, “ours” and “us” refer to Xfone, Inc. and consolidated subsidiaries, unless otherwise indicated. References to “Xfone” refer to Xfone, Inc. In addition, references to our “financial statements” are to our consolidated financial statements except as the context otherwise requires.

We prepare our financial statements in United States dollars and in accordance with generally accepted accounting principles as applied in the United States, referred to as U.S. GAAP. In this Annual Report, references to “$” and “dollars” are to United States dollars, “£”, “UKP”, or “GBP” are to British Pound Sterling, and references to “NIS” and “shekels” are to New Israeli Shekels.

Background

Xfone, Inc.

Xfone, Inc. was incorporated in Nevada, U.S.A. in September 2000. We are a holding and managing company with operations in the United States, the United Kingdom and Israel offering a wide range of services, including: local, long distance and international telephony services; video; prepaid and postpaid calling cards; cellular services; Internet services; messaging services (Email/Fax Broadcast, Email2Fax and Cyber-Number); and reselling opportunities. We serve customers worldwide.

In February 2007, we moved our principal executive offices from the UK to Flowood, Mississippi, and shared executive office space with our wholly owned U.S. subsidiary, Xfone USA, Inc. In May 2008, the headquarters of Xfone USA and our principal executive offices moved from the Flowood, Mississippi location to Lubbock, Texas, to the existing headquarters of NTS Communications, Inc., which we acquired in February 2008. See “NTS Communications, Inc.” below.

Our Common Stock is traded on the NYSE Amex LLC (“NYSE Amex”) and the Tel Aviv Stock Exchange (“TASE”) under the symbol “XFN”. On March 30, 2009, the closing price of our Common Stock was $0.51 (NYSE Amex) / NIS 2.132 (TASE).

We have two wholly owned subsidiaries in the United Kingdom, three wholly owned subsidiaries in the United States, and one majority owned subsidiary in Israel. These subsidiaries, and their consolidated subsidiaries, are shown in the following diagram:

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

Xfone 018 Ltd.

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd., which changed its name to Xfone 018 Ltd. in March 2005. Headquartered in Petach Tikva, Israel, Xfone 018 Ltd. is a telecommunications service provider that owns and operates its own facilities-based telecommunications switching system. Xfone 018 provides residential and business customers with high quality international and local carrier services. We have been providing international telecom services in Israel through Xfone 018 since mid-December 2004. In July 2008, we launched an experimental deployment of our local telecom services, and introduced our Internet access services in December 2008.

WS Telecom, Inc. / Xfone USA, Inc.

On May 28, 2004, we entered into an agreement and Plan of Merger to acquire WS Telecom, Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., through the merger of WS Telecom with and into our wholly owned U.S. subsidiary Xfone USA, Inc. On July 1, 2004, Xfone USA entered into a management agreement with WS Telecom which provided that Xfone USA provide management services to WS Telecom pending the consummation of the merger. The management agreement provided that all revenues generated from WS Telecom business operations would be assigned and transferred to Xfone USA. The term of the management agreement commenced on July 1, 2004, and continued until the consummation of the merger on March 10, 2005. Xfone USA, Inc. is an integrated telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system and network. Xfone USA provides residential and business customers with high quality local, long distance and high-speed broadband Internet services, as well as cable television services in certain planned residential communities in Mississippi. Xfone USA utilizes integrated multi-media offerings - combining digital voice, data and video services over broadband technologies to deliver services to customers throughout its service areas. Xfone USA is currently licensed to provide telecommunications services in Florida, Louisiana and Mississippi. During fiscal 2008, Xfone USA was also licensed in Alabama and Georgia, however, we withdrew these licenses during the first quarter of fiscal 2009.

I-55 Internet Services, Inc.

On August 18, 2005, we entered into an Agreement and Plan of Merger to acquire I-55 Internet Services, Inc. ("I-55 Internet Services"), a Louisiana corporation (the “I-55 Internet Merger Agreement”). On September 13, 2005, we filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the I-55 Internet Merger Agreement. On October 10, 2005, we entered into a First Amendment to the Merger Agreement, by and among I-55 Internet Services, Xfone, Xfone USA, our wholly-owned United States subsidiary, and Hunter McAllister and Brian Acosta, key employees of I-55 Internet Services, in order to induce Xfone, and Xfone USA not to terminate the I-55 Internet Merger Agreement due to the material adverse effect that Hurricane Katrina has had on the assets and business of I-55 Internet Services. As part of the amendment and since, at that time, the merger of I-55 Internet Services with and into Xfone USA had not been consummated yet, in the interim, the parties agreed and entered into on October 11, 2005 a Management Agreement (the “I-55 Internet Management Agreement”) that provided that I-55 Internet Services hired and appointed Xfone USA as manager to be responsible for the operation and management of all of I-55 Internet Services business operations, including among other things personnel, accounting, contracts, policies and budget. In consideration of the management services provided under the I-55 Internet Management Agreement, I-55 Internet Services assigned and transferred to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the I-55 Internet Management Agreement. The term of the I-55 Internet Management Agreement commenced on October 11, 2005 and continued until the consummation of the merger on March 31, 2006.

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

I-55 Telecommunications, LLC

On August 26, 2005, we entered into an Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC ("I-55 Telecommunications"), a Louisiana corporation (the “I-55 Telecom Merger Agreement”). On September 13, 2005, we filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the I-55 Telecom Merger Agreement. In order to demonstrate our intention to continue on with the transaction contemplated by the I-55 Telecom Merger Agreement, the parties entered into on October 12, 2005 a Management Agreement (the “I-55 Telecom Management Agreement”) that provided that I-55 Telecommunications hired and appointed Xfone USA as manager to be responsible for the operation and management of all of I-55 Telecommunications’ business operations. In consideration of the management services provided under the I-55 Telecom Management Agreement, I-55 Telecommunications assigned and transferred to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the I-55 Telecom Management Agreement. The term of the I-55 Telecom Management Agreement commenced on October 12, 2005 and continued until the consummation of the merger on March 31, 2006.

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

On March 25, 2008, we purchased from Mr. Davison and Trecastle Holdings Limited, the shares of common stock of Story Telecom, Inc. that each party owned, respectively, for an aggregate purchase price of £270,000 ($538,083), pursuant to the terms of a Securities Purchase Agreement entered into between the parties on that date. Upon acquisition of the shares of common stock of Story Telecom, Inc. from Mr. Davison and Trecastle Holdings, Story Telecom, Inc. became our wholly owned subsidiary.

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

NTS Communications, Inc.

On August 22, 2007, we entered into a Stock Purchase Agreement (the “NTS Purchase Agreement”) with NTS Communications, Inc. (“NTS”), a provider of integrated voice, data and video solutions headquartered in Lubbock, Texas, and the owners of approximately 85% of the equity interests in NTS, to acquire NTS. Subsequently, all of the remaining shareholders of NTS executed the Agreement, bringing the total percentage of equity interests in NTS owned by NTS shareholders that entered into the Agreement (the “NTS Sellers”) to 100%.  On February 14, 2008, we entered into a First Amendment to the NTS Purchase Agreement to amend the agreement to further extend the expiration date for the closing of our acquisition of NTS.  On February 26, 2008, we entered into a Second Amendment to the NTS Purchase Agreement which amended, among other things, the definition and elements of Working Capital, as such term is defined in the NTS Purchase Agreement, and increased the escrow amount. On April 25, 2008, we entered into a Third Amendment, pursuant to which we agreed to an extension of time for the calculation and payment of the post closing working capital adjustment under the NTS Purchase Agreement.

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

Cybergate, Inc.

On November 26, 2008, Xfone USA, Inc., our wholly owned subsidiary, entered into a Sale and Purchase Agreement (the “Agreement”) with Cybergate, Inc. (“Cybergate”), pursuant to which Cybergate agreed to sell to Xfone USA, and Xfone USA agreed to purchase, all of Cybergate’s assets, as set forth in the agreement (the “Assets”).  Cybergate is a provider of Internet services, including Internet access, web and server hosting, data services and e-mail.  Pursuant to the Agreement Xfone USA also agreed to assume certain of the liabilities of Cybergate. The purchase price was an amount equal to 50% of collected receivables derived from the Assets up to $500,000.00, which is to be paid to Cybergate in monthly installments equal to 50% of the prior month’s collected receivables derived from the Assets as the same shall be billed on a regular basis by Xfone USA.  The Agreement contains customary representations and warranties by the parties, as well as covenants and conditions which are customary for transactions of this nature. The Agreement and the closing of the sale and purchase have an effective date of November 1, 2008.  The acquisition was not significant from an accounting perspective.

Our Principal Services and Their Markets

United States

We provide through our United States operations (NTS Communications and Xfone USA) the following telecommunication products / services:

Services provided by NTS Communications

Retail Services
•
Local Services: NTS delivers local telephony service to its customers through an “on-net” UNE-L connection, including voice mail, caller ID, forwarding, 3-way calling, blocking, and PBX services.  In addition, NTS sells ”off-net” total service resale lines which contribute less than  10% of total local service revenue.  NTS provides UNE-L services in Lubbock, Abilene, Amarillo, Midland, Odessa, Pampa, Plainview, and Wichita Falls, Texas.  NTS provides local services via FTTP in Lubbock and Wolfforth.  NTS provides resold local services throughout Texas via its resale agreement with AT&T.

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

•
Fiber-Based Services (“Fiber to the Premise or FTTP”): As an integrated telecom provider, NTS is capable of providing quality triple play (voice, digital video & data) on one bill at competitive prices to its FTTP customers.  NTS offers a full selection of video services, including basic cable, video on demand, HDTV and DVR.  NTS is a member of the National Cable Television Cooperative and as a member obtains favorable programming rates from most major networks.  NTS provides FTTP service in Lubbock and Wolfforth, Texas.

•
Customer Premise Equipment (“CPE”): NTS resells a variety of CPE and CPE related services to its customers.  Primarily, these sales involve NTS acting as an authorized dealer for Toshiba phone systems. These systems are sold to customers either on a stand-alone basis, or in conjunction with the purchase of local, long distance, and/or data services from the company.

Wholesale Services
•
Private Line Services: NTS offers aggregation and resale of leased fiber transport network from AT&T and other fiber network operators.  This service is mostly provided for carrier customers that need direct network connectivity, as well as enterprises that require dedicated branch office connections.  Services are generally offered under 1-year contracts for a fixed amount per month.  NTS provides private line service nationwide.

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

Future Plans

Levelland/Smyer FTTP Opportunity

NTS, through its wholly owned subsidiary, NTS Telephone Company, LLC, is in the process of extending its FTTP network to the nearby communities of Levelland (located 30 miles west of Lubbock) and Smyer (approximately 15 miles west of Lubbock).  Upon project completion, these communities will add approximately 6,200 passings to the NTS FTTP footprint and bring total FTTP passings to approximately 21,000.  NTS Telephone Company, LLC, has received approval from the Rural Utilities Service (“RUS”) for an $11.8 million, 17-year debt financing to complete this overbuild.  The RUS loan is non-recourse to NTS and all other NTS subsidiaries and interest is charged at the average rate of U.S. government obligations (equivalent to approximately 2.5% a year at today’s rates).  Data from marketing surveys indicated a very strong demand for triple play (voice, data/Internet, and video) service offerings and projected a market penetration for NTS of 69% in approximately three years from project completion.  NTS’ capital investment in the project is a $2.5 million equity contribution that serves as credit support for the loan.  NTS will provision voice, data, and video services for NTS Telephone Company.  NTS will receive a management fee from NTS Telephone Service equal to 15% of its revenues. NTS began marketing its triple-play service to limited areas of Levelland in the first quarter of 2009 with more areas becoming available as overbuild construction is completed.  NTS completed Phase 2 of the project during 2008 and is currently nearing completion of Phase 3. Project completion could be delayed by any number of factors including but not limited to weather and the availability of contractors and materials.

Services provided by Xfone USA

•
Local Telephone Service: Using our own network in concentrated local areas throughout Mississippi and Louisiana and utilizing the underlying network of BellSouth Telecommunications, Inc. (the new ATT), outside of our local areas, we provide local dial tone and calling features, such as hunting, call forwarding and call waiting to both business and residential customers throughout Louisiana and Mississippi, including T-1 and PRI local telephone services to business customers.

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

•
Customer Premise Equipment (“CPE”): Xfone USA also resells a variety of CPE and CPE related services to its customers.  Primarily, these sales involve acting with NTS Communications, Inc., as an authorized dealer for Toshiba phone systems. These systems are sold to customers either on a stand-alone basis, or in conjunction with the purchase of local, long distance, and/or data services from the company.

Our US based subsidiary, Xfone USA, Inc., owns and operates its own facilities-based telecommunications carrier class-switching platform.

United Kingdom

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

Israel

We provide through our Israeli operations (Xfone 018) the following telecommunication products / services:

•
International Telephony Services: We provide international telephony services with the prefix code of “018”. We provide these services both to our subscribers and to occasional customers. The service is offered to both residential and business customers.

•
Local Telephony Services: We provide to Israeli subscribers local telephony services with the prefix code of “078-818”.  The service is offered to both residential and business customers in the framework of an experimental deployment of Local Telephone Services utilizing Voice over Broadband (VoB) technology.

•	XFONECARD: We provide an international toll free calling card service, available in over 40 countries around the globe.

•
SIMPLE: The SIMPLE is a pre programmed, rechargeable, mobile SIM card which can be used with any unlocked GSM (Global System for Mobiles) mobile phone virtually anywhere in the world. SIMPLE allows us to deliver call savings, by diverting the customer dialing command away from the local mobile operator that the phone is connected to, and instead it sends the call to one of the mobile operators with whom we hold a special agreement. We offer for sale or rent three types of SIM Cards which may be used in over 120 countries around the globe - "SIMPLE+", "SIMPLE World" and "SIMPLE Europe". We also offer a special SIM Card for use in the U.S.A- "SIMPLE USA".

•	International Telephony Access: We provide international telephony access to the Israeli telephone network by selling incoming call minutes to various international operators across the globe.

•	Internet Services: We provide Internet access services which include various surfing speeds via any kind of available infrastructure (ADSL, Cable, etc.).

Internet Based Customer Service
•	Our Internet based customer service and on-line registration (found at www.018.co.il) includes full details on all our products and services.

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

•	Administration Division - Our Administration Division provides the billing, collection, credit control, and customer support aspects of our business.

•	Research and Development Division - The function of our Research and Development Division is to develop and improve our billing system, switch and telephony platforms, websites and special projects.

•	Marketing Division - Our Marketing Division is responsible for our marketing and selling campaigns that target potential and existing retail customers.

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

Xfone USA, also operates in a highly competitive markets in Mississippi and Louisiana. In these markets Xfone USA competes against the dominate ILEC, BellSouth Telecommunications, as well as many smaller CLECs.

The U.K. Market

The communications and information services industry in the U.K. is highly competitive and varied. In 2008, we had only approximately 0.026% of the market share of the United Kingdom telecommunication market (not including mobiles revenues), based on our revenues of approximately £10 million during 2008, compared with the total U.K. market revenues of approximately £38 billion (including mobiles revenues). The source of the market size is the United Kingdom communications regulatory body, known as Ofcom, the website of which may be accessed at www.ofcom.org.uk (the latest statistics are for 2007).

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

During 2006, two significant mergers occurred in the Israeli international telephony market, leaving only four companies in the competition. The aforementioned mergers enabled Xfone 018 to execute, as of December 2006, a new business strategy, according to which it re-priced its services by distinguishing the rates for its subscribed customers from the rates for its non-subscribed customers. The new strategy has proved to be successful, and in 2007 and 2008 Xfone 018 revenues were significantly increased.

In 2008, the Israeli international telephony market was estimated to be 3 billion minutes (incoming and outgoing). We estimate our market share as of December 31, 2008, as approximately 5.5% of the Israeli market.

The local telephony market in Israel is dominated by six major competitors, two of which own the physical infrastructures and are required by law to offer use of these infrastructures to other competitors. In July 2008, Xfone 018 entered that market in an experimental capacity.

Internet services via ADSL and/or Cable became available to the general public in Israel in 2001. Since then prices have dropped considerably and steadily, resulting, at the end of 2008, in a household penetration rate of approximately 72% and approximately 1.68 million broadband lines, according to the MOCSIL.

In Israel, Internet infrastructure and Internet access services are provided separately. The Internet access services market, into which Xfone 018 has recently entered, is divided between six major competitors.

Principal Suppliers

In 2008, our principal suppliers of telephone routing and switching services according to the percentage of the costs of revenues were:

•	AT&T Inc. - 45%

•	British Telecommunications - 4.2%

•	Bezeq The Israel Telecommunication Corp - 2%

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

•
Governmental agencies - Including the United Nations World Economic Forum, certain embassies and the Bank of Israel. We also provide cities, counties, schools and universities in Texas with a host of services, including local, long distance, internet and private line services.

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

•
Mobile Users - including customers who can access our switch utilizing our access number and thereafter are able to make low-cost international calls; customers who purchase, via a reversed billed SMS, pre-paid credit for international calls and those using our international roaming SIM cards.

Certain Telecommunication operators act as collection channels for the Company. In 2008, we had two major collection channels, one in the U.K. and one in Israel. Collections through these channels accounted to approximately 4.4% and 4.9% of our total revenues in 2008, respectively, and 22% and 6% of our total revenues in 2007, respectively. With respect to collection of monies for us, these Telecommunication operators are not deemed to be customers of the Company.

In 2008 our largest non-affiliated reseller was WorldNet Global Communications Ltd. which generated under 1% of our total revenues. We provide WorldNet Global Communications with the billing system. We anticipate that WorldNet will continue to contribute approximately the same amount of UKP to our revenues in year 2009.

Collectively, in 2008 the United States accounts for approximately 69.3% of our revenues, the United Kingdom accounts for approximately 20.2% of our revenues and Israel accounts for approximately 10.5% of our revenues.

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

Patents and Trademarks

In the U.S.

The Mark “XFONE” was registered by the United States Patent and Trademark Office (the “USPTO”) on July 15, 2008.

The Mark, “NTS Communications” related to the provision of telephone telecommunications services in the United States, was registered by the USPTO on September 4, 1984, and renewed through the year 2014.

The Mark, “NTS Communications (with design)” related to the provision of telephone communications services in the United States, was registered by the USPTO on October 12, 1993, and has been renewed through the year 2013.

The Mark, “NTS-ONLINE (with design)” related to the provision of web hosting, on-line message boards and information, was registered by the USPTO on August 15, 2000.

On February 6, 2007, NTS filed an application with the USPTO to register the Mark, “NTS-ONLINE” related to the provision of expanded telecom services, web hosting services, and domain name services.  The application also seeks to eliminate the design associated with the mark.  On May 27, 2008, the USPTO issued a Notice of Allowance. NTS’ Statement of Use was accepted by the USPTO on January 3, 2009. The mark was registered by the USPTO on February 10, 2009.

On April 22, 2005, Xfone USA received notification from the USPTO that as of April 12, 2005, its Mark, “eXpeTel” was registered by that government agency.

In the U.K

On September 14, 2000, Equitalk received notification from the Trademarks Registry Office of Great Britain that its trademark, “Equitalk”, was registered by that government agency.

On January 9, 2004, we received notification from the Trademarks Registry Office of Great Britain that as of August 8, 2003, our trademark, “Xfone”, was registered by that government agency.

In Israel

On August 6, 2007, Xfone 018 received notification from the Israeli Patent Office that as of March 30, 2007, its Mark, “Xfone 018”, was registered by that government agency.

We do not have any other patents or registered trademarks.

Regulatory Matters

We provide our services in many countries, all of which have different regulations, standards and controls related to licensing, telecommunications, import/export, currency and trade. We believe that we are in substantial compliance with these laws and regulations.

In the U.S

Xfone USA is currently licensed as a CLEC and an Inter-exchange Carrier to provide local telephone and long distance services in the states of Florida, Louisiana and Mississippi. During fiscal 2008, Xfone USA was also licensed in Alabama and Georgia, however, we withdrew these licenses during the first quarter of fiscal 2009. Internet and data services provided by Xfone USA are not regulated services.

As of March 10, 2005, and upon consummation of the merger of WS Telecom, with and into Xfone USA, we became subject to applicable US state and federal telecommunications laws and regulations. Compliance with such laws involved higher costs than we had in Europe.

On March 9, 2005, the Mississippi Public Service Commission (“MSPSC”) issued an Order opening a Generic Change of Law Proceeding (“MSPSC Proceeding”) to consider amendments to existing Interconnection Agreements between BellSouth Telecommunications, Inc. and all CLECs in Mississippi. As an interested party and as a CLEC, Xfone USA petitioned and was granted permission to intervene in the MSPSC Proceeding for regulatory purposes. On October 26, 2005, the MSPSC held its hearing on the MSPSC Proceeding and took the results of the proceeding under advisement. On October 20, 2006 the MSPSC issued its Order in this matter, requiring various changes to Interconnection Agreements between BellSouth Telecommunications, Inc. and all CLECs in Mississippi, including the Interconnection Agreement under which Xfone USA operates. The issues addressed by the MSPSC in this proceeding were regulatory in nature and did not involve monetary damages.

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

Certain required annual regulatory reports to be filed by Xfone USA with the MSPSC were not made in a timely manner.  The most recent filings have been made and we are working diligently to remediate all other omissions.  Xfone USA still faces some risk that these late filings could result in a monetary penalty.

On February 14, 2008, Xfone and NTS received domestic and international Section 214 authorization from the United States Federal Communications Commission to transfer control of NTS to the Company.

NTS has certain domestic and international Section 214 authority, which authorizes NTS to provide long distance service in the United States.

NTS is registered re-seller of long-distance services in the states of Arizona, Colorado, Kansas, New Mexico, Oklahoma and Texas.  NTS is also registered to provide local services in New Mexico and Texas.  Further, in Texas, NTS has the authority to provide local telecommunications services throughout the state of Texas, to provide cable television services in Lubbock and Wolfforth, and has permits to provide video services in designated areas within Lubbock, Wolfforth, Smyer and Levelland. In addition, NTS has entered into 9-1-1 Emergency Service Agreements with the applicable 9-1-1 entities in the markets it serves.

On May 19, 2008 a petition was filed with the Federal Communications Commission (In the Matter of NTS Communications, Inc., Petition for Extension of Waiver of Section 76.1204(a)(1) of the Commission’s Rules, CS Docket No. 97-80 filed May 19, 2008). This Petition seeks a two-year extension of the relief previously granted from Commission Rules banning the use of integrated set-top boxes by cable service providers.  The original waiver, granted on July 23, 2007, expired on July 1, 2008.

On June 27, 2008, a petition was filed with the Federal Communications Commission (In the Matter of Xfone USA, Inc., Petition for Waiver of Sections 54.307(c) and 54.802(a) of the Commissions Rules, CS Docket No. 96-45, filed June 27, 2008).  This Petition seeks relief from the failure to timely file reports necessary to receive FUSF reimbursement for the provision of telecommunications service in high cost areas of Mississippi.  If granted, Xfone USA anticipates it will receive approximately $100,000.00 in unpaid reimbursements.

The May 19, 2008 and June 27, 2008 petitions are currently pending.

 Effect of Probable Governmental Regulations

As an ETC (Eligible Telecommunications Carrier), there are numerous actions proposed at both the state and federal level which could limit NTS and Xfone USA’s future access to reimbursement from various Universal Service Funds (“USF”).  NTS currently only receives minimal reimbursement from USF for its provision of Lifeline and LinkUp services While Xfone USA received significant support for services provided in high cost areas of Mississippi.  These measures could limit NTS and Xfone USA’s ability to obtain reimbursement for services provided in high cost areas.  In areas where it has not deployed its own last mile facilities, NTS and Xfone USA continue to rely on AT&T for access to high cap interoffice and last mile copper loop facilities.  AT&T’s obligation to provide these facilities is created by the Federal Telecommunications Act of 1996 and corresponding regulations of the FCC and memorialized in interconnection agreements between NTS and Xfone USA and Incumbent Local Exchange Carriers.  Should laws or regulations be changed to limit and or eliminate competitive access to these essential facilities, NTS business could be adversely affected.  The FCC has been considering access charge reform to address issues created by VoIP traffic, namely the compensation due, if any, to terminating carriers for VoIP originated calls.  Resolution of this issue will clarify legal and regulatory uncertainty about the treatment of these calls and could have the effect of opening the door to new markets for NTS’ wholesale switched services.

In the U.K

In 1996, Swiftnet Limited, which became our subsidiary in 2000, was granted a license to operate a telecommunications system from the Secretary of State for Trade and Industry of the United Kingdom. On July 25, 2003, the regulatory situation within the United Kingdom changed dramatically with the ending of the licensing regime and the withdrawal and revocation of the Telecommunication Act.

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

On May 31, 2006, Xfone 018 was granted permission by the MOCSIL to commence an experimental deployment of International Telephone Services utilizing Voice over Broadband (VoB) technology. On May 31, 2007 the permission expired. On May 4, 2008, the MOCSIL approved an amendment to the International Telecommunications Services License which included International Telephone Services utilizing Voice over Broadband (VoB) technology within our International Telecommunications Services License.

On August 21, 2006, the MOCSIL granted Xfone 018 a license to operate in Israel as an ISP, thus enabling Xfone 018 to provide Internet access, Email and EDI (electronic data interchange) services.

On August 2, 2007, Xfone 018 was granted permission by the MOCSIL to provide international SMS services.

On November 7, 2007, the MOCSIL granted Xfone 018 a license to commence an experimental deployment of Local Telephone Services utilizing Voice over Broadband (VoB) technology. Unless extended by the MOCSIL, the license will expire on April 30, 2009.

On May 24, 2007, the MOCSIL informed Xfone 018 that it is considering imposing on it a financial sanction as a result of Xfone 018’s failure to provide the new "Mobilization of Telephone Numbers" service (the "Service"), as of September 1, 2006, as required by law. On June 14, 2007, Xfone 018 responded to the MOCSIL and explained the reasons for the delay in the implementation of the Service, In December 2007, the Service was implemented in Israel by all telecom service providers, including Xfone 018. Xfone 018 has not received any additional communications from the MOCSIL in this regard since its implementation of the Service, and accordingly, believes the matter to be resolved.

Effect of Probable Governmental Regulations

There are numerous actions proposed in 2008 by the Grunow Committee, an advisory committee appointed by the Ministry of Communications of the State of Israel, which could affect our business in the future. Below are the significant recommendations of the committee that could apply to us if adopted:

•
Naked ADSL: A proposal was made to separate between the telephony and internet access in the "Last Mile". Said proposal, which was recently adopted, could be beneficial to Xfone 018, as it would provide Xfone 018 with the opportunity to penetrate the market with its VOB local calls services.

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

Research and Development Activities

During fiscal years ended December 31, 2007 and 2008 we spent $49,101, $47,609, $60,094, respectively, on research and development activities. Other than developing and expanding our telecommunications applications and our websites, we do not intend to undertake any significant research and development activities in 2009.

Cost of Compliance with Environmental Laws

During 2007, NTS incurred approximately $31,000 in expenses related to the encapsulation of asbestos insulation located on certain of the basement piping and basement boiler jacket of the Metro Tower, a property owned in Lubbock, Texas, and in connection with the replacement of the roof of the building to remediate a potential interior mold problem with originated from a roof leak.  NTS will from time to time incur additional similar expenses in the future to monitor and encapsulate, where necessary, isolated areas of asbestos. On March 21, 2008, NTS received notice that the remediation project at Metro Tower had been completed, and accordingly does not anticipate significant future expenses related to mold remediation at this property over and above those normally associated with customary and usual building maintenance.

We currently have no other costs associated with compliance with environmental regulations. We do not anticipate any other future costs associated with environmental compliance; however, there can be no assurance that we will not incur such costs in the future.

Employees

We currently have 319 employees in the United States, 28 employees in the United Kingdom, and 44 employees in Israel.

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

Our principal executive offices are located at 5307 W Loop 289, Lubbock, Texas 79414, USA.

In the U.S

Real Property Owned by NTS and subsidiaries

Our Video headend and operations center is located at 8902 Alcove Avenue, Wolfforth, Texas 79382.  This is a single story 3,500 square foot building built in 2004.  The building is used for equipment storage warehouse, office space, and the video and data headend.  A satellite farm is located adjacent to the building.  The building sits on two (2) fenced acres within a ten (10) acre lot.

Our retail and Toshiba sales offices, is located in the Metro Tower, which is a 20-story building located at 1220 Broadway, Lubbock, Texas 79401. The building also houses local switching, local provisioning and outside technicians. Each floor of the building measures approximately 5,000 square feet. We lease office space in the building to various businesses including many technology and telecommunications companies.  We also lease roof space to companies to house communications antennas.

We own two buildings at 615 N. Price Road, Pampa, Texas 79065. One single story building is used as office space for sales and technicians.  The first building measures an estimated 3,552 square feet. The second building is a single story 9 bay garage with a small shop area and is used for equipment storage.  The second building measures an estimated 3,000 square feet.

We own a building at 400 S. Columbia, Plainview, Texas 79072.  The single story building measures an estimated 1,000 square feet and is used as office space for sales and technicians.

We own a 7,700 square foot single story building at 601 College Avenue, Levelland, Texas, 79336.  The building will house our operations in Levelland.

Real Property Leased through NTS and subsidiaries

•
Our corporate offices, Network Control Center, Customer Care, and Internet help desk are located at 5307 W. Loop 289, Lubbock, TX, measuring 45,072 sq. ft. on three floors with annual triple net base rent of $518,328.  The lease expires July 31, 2013 and contains three (3) options for five (5) year renewal terms. We believe the building has sufficient space for its operations.

•	Local sales offices located at 801 S. Fillmore, Suite 130, Amarillo, TX, measuring 3,958 sq. ft. with annual rent of $45.516. The lease expires on 11/20/2010 and has no renewal option.

•
Point of Presence (“POP”) site and fiber node located at 201 E Main, Ste. 104, El Paso Texas, measuring 950 sq. ft. (including 850 linear feet of conduit) with annual rent of $52,250.  The lease expires 02/28/2010 and contains one (1) option for five (5) year renewal term.

•
Local sales office located at 450E 10 Desta Drive Midland, TX, measuring 2,981 sq. ft. with annual rent of $27,574. The lease expires 02/29/2011 and contains one (1) option for a two (2) year renewal term.

•
POP, switch site and fiber node located at 500 Chestnut, Suite 936, Abilene, TX, measuring 4,763 sq. ft. (including roof space for one (1) GPS antenna) with annual rent of $47,520.  The lease expires 12/30/2009 and contains one (1) option for four (4) year renewal term.

•
Local sales office located at 400 Pine Street, Suite 980, Abilene, TX measuring 2,205 sq. ft. with annual rent of $52,920.00 through August 2010 and $28,872 from September 2010 through August 2011. The lease will expire August 2011, with an option to renew for one (1) additional year.

•	POP located at 201 Robert S. Kerr, Suite 1070, Oklahoma City, OK, measuring 4,092 sq. ft. with annual rent of $16,926. The lease expires 04/30/2011 and we now rent on a month-to-month basis.

•	Equipment room located at 8212 Ithaca, Room W-12, Lubbock, TX, of approximately 16 sq. ft. of wall space with annual rent of $480. The lease is on a month-to-month term.

•
Local sales and technician offices located at 4214 Kell, Suite 104 Wichita Falls, TX, measuring 2,400 sq. ft. with annual rent of $39,600. The lease expires in August 2011 and has options to renew for two (2) additional 36 month terms.

•	POP site located at United Center, 1049 N. 3rd, Abilene, TX, measuring approximately 300 sq. ft. with annual rent of $6,600. The lease is on a month-to-month term.

•	POP, switch site, and fiber node located at Petroleum Building, 203 W. 8th Street Suite 102, Amarillo, TX, measuring 3,056 sq. ft. with annual rent of $36,672. The lease is on a month-to-month term.

•
POP, switch site, and fiber node located at 710 Lamar Street, Suite 10-25, Wichita Falls, TX, measuring approximately 890 sq. ft. plus 200 sq. ft. to house a gas generator at 714 Travis, 6th Floor, Wichita Falls.   Annual rent for both spaces totals $11,377.  The lease expires 04/30/2010 and has two (2) options for three (3) year renewal terms.

•	POP and switch site located at 4316 Bryan, Dallas, TX, measuring 3,816 sq. ft. with annual rent of $155,870. The lease expires on 10/31/2009 and has no renewal option.

Real Property Leased through Xfone USA
•
Local sales and operations center located at 2506 Lakeland Drive, Flowood, Mississippi 39232, measuring 4,753 sq. ft. The lease will expire on September 30, 2011 with no option to renew. The monthly base rent is $5,941.

•
Upper level customer support, field technicians and the company’s web design division located at 211 E. Thomas Street in downtown Hammond, Louisiana. We recently executed a new 3-year lease. The lease expires on November 20, 2010. The monthly lease payments are $5,000 including utilities.

•	Equipment storage located at Suite 1015 at 650 Poydras Office Building. The lease expires on May 15, 2011. The monthly lease payments are $16,750.

•
Sales office located at 3636 S. I-10 Service Road, Suite 214, Metairie, Louisiana. The premises measures 2,022 square feet. The lease will expire September 30, 2011, with one option to renew for an additional three-year term. The monthly base rent is $2,907.

•
Baton Rouge Sales Office and sales support is located at 3636 South Sherwood Forest Boulevard, measuring 2,100 sq. ft. The lease for the premises was executed in June 2007 for a 3-year term beginning July 1, 2007, and is due to expire in June 2010. The yearly lease payments are $28,644.

•
Housing of communication equipment is located at 408 West Thomas Street, Hammond, Lourisiana, measuring 2,500 sq. ft.  The term of the lease is August 1, 2008 through July 31, 2013, and the payments are $4,400 per month.

•	We lease a fiber riser at 1515 Poydras in New Orleans, LA for $1,000.00 per month. The term of the lease is month-to-month.

•	We hold 21 collocations facilities in Texas through NTS, and 8 collocations facilities in Mississippi and 6 collocations facilities in Louisiana through Xfone USA.

Easements and Private Rights of Way through NTS and subsidiaries

•	Perpetual Construction and Utility Easement from Benny Judah for facility hut at 10508 Topeka, Lubbock, Texas, 79424.

•	Perpetual Construction and Utility Easement from CDC-Lubbock, LLC, for a manhole at 10th & T in Lubbock, Texas.

•	Perpetual Facilities Easement from Stellar Land Company, Ltd., for a facilities cabinet in the Vintage Township Addition to the City of Lubbock, Texas.

•	Perpetual Underground Utility Easement from Stellar Land Company, Ltd., for underground facilities in the Vintage Township Addition to the City of Lubbock.

•	Right of Way Use Permit: City of Midland, Texas, Right of Way Use Permit for S. Marienfeld Street and W. Missouri Avenue.

In the U.K

The headquarters of Swiftnet, Equitalk, Auracall and Story Telecom are located at 960 High Road, London N12 9RY - United Kingdom. We lease space on the fifth and sixth floors. For our office on the fifth floor we renewed our lease for a period of ten years on December 20, 2002, with a five-year cancellation option. Our current lease for the fifth floor expires on December 20, 2012 and the annual lease payments are £49,134 ($69,574). This 3,000 square foot facility has a switch and computer room, open plan office and a board room. In December 2006, we took a lease for the sixth floor, ending on April 5, 2009. In March 2007, we extended this lease for 10 years, ending April 5, 2019, with a 5-year cancellation option. This 3,000 square foot facility has an open-plan administration area plus two offices and a computer room. The annual lease payments are £40,119 ($56,809).

On November 1, 2007, Auracall acquired serviced office facilities at Charlottenstr 68, 10117, Berlin, Germany. These offices are in the central business district and include reception and meeting facilities, purchased on a ‘pay as you use’ basis, plus business address and mail forwarding services. The contract can be terminated with one month’s notice.

On November 1, 2007, Swiftnet entered in to a 24 month agreement to lease a single rack space on the Second Floor of Telehouse North, Coriander Avenue, London E14 2AA at a cost of £850 ($1,204) per month (including power).

In Israel

The headquarters of Xfone 018 are located at 1 Haodem Street, Petach Tikva, Israel. This 3,593 square foot facility is located in the third floor and has offices, a board room, a computer room, an operation room and a call center with costumer service stations. These premises are leased on a five-year term which is due to expire on August 1, 2009. However, we have the option to extend the term of the lease for an additional five-year period, subject to prior notice to be given no later than June 1, 2009. The monthly lease payments for the first 7 months of 2008 were set at a rate of $6 per 1 square meter (10.76 square foot). As of August 1, 2008, the monthly lease payments are set at a rate of NIS 26 ($6) per 1 square meter (10.76 square foot), with an annual increase of 5%.

As of September 1, 2006, Xfone 018 also leases an additional 2,367 square foot facility with offices and a boardroom, in the first floor of the same building, under the same monthly rate as the lease described above. These premises are leased on a thirty-five months term which is due to expire on August 1, 2009. However, we have the option to extend the term of the lease for an additional five-year period, subject to a prior notice to be given no later than June 1, 2009.

As of January 1, 2009, an additional 451 square foot facility with offices, in the first floor of the same building, is leased. These premises are leased on a seven months term which is due to expire on August 1, 2009. However, we have the option to extend the term of the lease for an additional five-year period, subject to a prior notice to be given no later than June 1, 2009. The lease payments are NIS 1,100 ($260) per month.

Xfone, Inc. has guaranteed all Xfone 018 obligations under these lease agreements.

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

II. Omer Fleisig vs. Israel 10 - Shidury Haruts Hahadash Ltd. and Xfone 018 Ltd.

On December 16, 2008, Omer Fleisig filed a request to approve a claim as a class action (the "Class Action Request") against Xfone 018 Ltd. ("Xfone 018"), a 69% owned Israel based subsidiary of the Company, and Israel 10 - Shidury Haruts Hahadash Ltd., an entity unrelated to the Company ("Israel 10"), in the District Court in Petach Tikva, Israel.  Fleisig attempted to participate in a television call-in game show, which was produced by Israel 10, using Xfone 018’s international telecom services. The claim alleges that although Fleisig's two attempts to participate in the show were unsuccessful because he received a busy signal when trying to call in, he was billed by Xfone 018 for both attempts. Fleisig seeks damages for the billed attempts. He was billed approximately $2.50 for the calls. The Class Action Request states total damages of NIS 24,750,000 (approximately $5,856,602) which reflects Fleisig's estimation of damages caused to all participants in the game show which (pursuant to the Class Action Request)  allegedly received a busy signal while trying to call in to the game during a certain  period defined in the Class Action Request. All parties are currently attempting to reach an understanding regarding the scope of the Class Action Request and its justification, if at all. As of March 31, 2009, this matter is pending.

III. Teresa Leffler vs. Marshall Wingard and Xfone USA

On February 24, 2009, Teresa Leffler, a former employee of Xfone USA, Inc., filed a complaint with the Circuit court of Rankin County, Mississippi, alleging sexual discrimination and sexual harassment by a former employee of Xfone USA and Xfone USA. The filing of the complaint follows Ms. Leffler’s receipt of a Notice of Right to Sue (the “Notice”) issued by the U.S. Equal Employment Opportunity Commission (the “EEOC”) on November 21, 2008.  The Notice also stated that the EEOC was terminating its processing of the charge.  The Company intends to vigorously contest and defend the allegations against it in this matter.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 16, 2008, an Annual Meeting of Stockholders of the Company was held at the offices of Gersten Savage LLP in New York, New York. The following four items were approved by our stockholders at the Annual Meeting:

1.      The re-election of the following three Class A directors, each such director to serve until the 2011 Annual Meeting of Stockholders and until his successor is duly elected and qualified or until his earlier resignation, removal or death:

Director
Abraham Keinan
Guy Nissenson
Shemer Shimon Schwarz

The other directors, Eyal Josef Harish, Aviu Ben-Horrin, Itzhak Almog, Morris Mansour and Israel Singer did not stand for re-election at this meeting. They will next stand for re-election at our 2009 Annual Meeting of Stockholders.

2.      The appointment of Stark, Winter, Schenkein & Co., LLP as our Independent Certified Public Accountants, for the fiscal year ending December 31, 2008, and the first three quarters of the fiscal year ending December 31, 2009.

3.      The approval and authorization of the issuance of an aggregate of 321,452 warrants to purchase shares of our common stock to Wade Spooner, former President and Chief Executive Officer of Xfone USA, Inc., pursuant to the terms of a certain Separation Agreement and Release dated August 15, 2008 between Mr. Spooner, Xfone USA, Inc. and the Company, as well as the issuance of the aggregate 321,452 shares of our common stock upon exercise of such common stock purchase warrants; and

4.      The approval and authorization of the issuance of an aggregate of 160,727 warrants to purchase shares of our common stock to Ted Parsons, former Executive Vice President and Chief Marketing Officer of Xfone USA, Inc., pursuant to the terms of a certain Separation Agreement and Release dated August 15, 2008 between Mr. Parsons, Xfone USA, Inc. and the Company, as well as the issuance of the aggregate 160,727 shares of our common stock upon exercise of such common stock purchase warrants.

Following is a summary of the votes cast at the meeting:

Item	Votes For	Votes Against	Abstain
Re-election of Abraham Keinan	13,407,470	1,748,111	-
Re-election of Guy Nissenson	13,965,933	1,189,644	-
Re-election of Shemer Shimon Schwarz	13,965,731	1,189,856	-
Approval of appointment of Stark, Winter, Schenkein & Co., LLP	14,398,105	834,399	3,624
Issuance of Warrants to Wade Spooner	10,438,503	989,518	27,111
Issuance of Warrants to Ted Parsons	10,446,423	981,598	27,111

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock was quoted and began trading on the NYSE Amex LLC (formerly named the American Stock Exchange and the NYSE Alternext US LLC) (the “NYSE Amex”) on June 8, 2005 under the symbol “XFN.”

As of July 24, 2006, our Common Stock is also quoted and traded under the symbol “XFN” on the Tel Aviv Stock Exchange (“TASE”).

On March 30, 2009, the closing price of our Common Stock was $0.51 (NYSE Amex) / NIS 2.132 (TASE).

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

Below is the market information pertaining to the range of the high and low closing price of our Common Stock for each quarter since 2007. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	Low	High
2008
2008
Fourth Quarter	$0.57	$2.70
Third Quarter	$2.60	$3.09
Second Quarter	$2.90	$3.90
First Quarter	$2.82	$3.60

2007
Fourth Quarter	$2.84	$3.88
Third Quarter	$2.34	$3.05
Second Quarter	$2.50	$3.70
First Quarter	$2.40	$2.89

The source of the above information is http://www.nyse.com.

Holders

On March 30, 2009, there were 320 holders of record of our Common Stock.

Dividends

No cash dividend was declared in 2005, 2006, 2007, or 2008.

Securities Authorized For Issuance under Equity Compensation Plans

Equity Compensation Plan Information
as of December 31, 2008

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	13,863,888	3.62	7,123,595
Equity compensation plans not approved by security holders	-	-	-
Total	13,863,888	3.62	7,123,595

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

Recent Sales of Unregistered Securities

On February 26, 2008, and in conjunction with a December 13, 2007 Subscription Agreements we issued an aggregate of 2,600,000 restricted shares of Common Stock to: (i) certain investors affiliated with or who are customers of Gagnon Securities LLC: Atkinson Investment Management - 20,115 shares; Benjamin Atkinsn & Paula Atkinsn JTWROS - 1,645 shares; Mr. Neil J. Gagnon & Mrs. Lois E. Gagnon JTWROS - 3,435 shares; Gagnon Securities LLC P/S Plan & Trust DTD 4/26/01, Neil Gagnon & Maureen Drew - 1,165 shares; Mrs. Wendy L. Allen & Mr. Peter L. Allen JTWROS - 2,500 shares; Brian Joseph Gagnon - 5,000 shares; Darwin Partnership - 20,000 shares; Fallen Angel Partnership - 40,000 shares; Gagnon Family Partnership - 35,000 shares; The Lois E. & Neil J. Gagnon Foundation Inc - 20,690 shares; Mr. Neil Gagnon - 150,000 shares; Neil J. Gagnon IRA/R/O Bear Stearns Sec Corp Cust - 25,000 shares; Mrs. Lois E. Gagnon - 100,000 shares; Mrs. Virginia Gagnon - 1,200 shares; Gagnon 1999 Grandchildren's Trust STS 2/1/99 Maureen Drew TTEE - 32,000 shares; Gagnon Securities LLC P/S Plan & Trust DTD 10/1/00 N. Gagnon & M. Drew TTEES - 1,600 shares; Gagnon Investment Associates Master Fund - 326,000 shares; Amy Lynn Stauffer - 3,300 shares; Darwin Partnership - 31,515 shares; Fallen Angel Partnership - 54,365 shares; Neil J. Gagnon IRA - 6,490 shares; Mr. Neil Gagnon & Mrs. Lois Gagnon JTWROS - 7,785 shares; Gagnon Securit s LLC P/S Plan and Trust DTD 4/26/01 Neil Gagnon & Maureen Drew – 685 shares; Upland Associates L. P. - 59,755 shares; Maureen Keyes Revocable Living Trust Agreement DTD 6/28/07, Maureen Keyes Trustee - shares;640 Mr, Dwight Lee IRA/SEP  Bear Stearns Sec CorpCust – 115 shares; Mr. Henry C. Beinstein - 50,000 shares; and (ii) XFN-RLSI Investments, LLC, an entity affiliated with Richard L. Scott Investments, LLC, a U.S. institutional investor - 1,600,000 shares. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the shares issued were restricted as to transfer and the certificates representing the shares were marked with a restrictive legend; and (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment.

On February 26, 2008, and in conjunction with the acquisition of NTS Communications, we issued an aggregate of 2,366,892 shares of our Common Stock to certain former shareholders of NTS who elected to reinvest all or a portion of their allocable sale price in our Common Stock, pursuant to the terms of the NTS Purchase Agreement: Dawn Lin Ambrose - 12,123 shares; Trustmark National Bank As Escrow Agent For Dawn Lin Ambrose - 2,191 shares; Barbara A. Baldwin - 561,313 shares; Trustmark National Bank As Escrow Agent For Barbara A. Baldwin - 101,460 shares; David W. Cleveland - 347,965 shares; Trustmark National Bank As Escrow Agent For David W. Cleveland - 62,896 shares; Richard A. & Sandra V. Crosswhite - 61,819 shares; Trustmark National Bank As Escrow Agent For Richard A. & Sandra V. Crosswhite - 11,174 shares; Frank R. & Polly C. Farrar - 38,636 shares; Trustmark National Bank As Escrow Agent For Frank R. & Polly C. Farrar - 6,984 shares; Nelson & Deborah C. Fox - 1,855 shares; Trustmark National Bank As Escrow Agent For Nelson & Deborah C. Fox - 336 shares; Jerry E. & Martha S. Hoover - 10,102 shares; Trustmark National Bank As Escrow Agent For Jerry E. & Martha S. Hoover - 1,826 shares; Robert D. & Ethel Mcleod - 18,503 shares; Trustmark National Bank As Escrow Agent For Robert D. & Ethel Mcleod - 3,344 shares; David Fate Moore Trust - 452,922 shares; Trustmark National Bank As Escrow Agent For David Fate Moore Trust - 81,867 shares; Shawn Troy Wallace T St - 452,922 shares; Trustmark National Bank As Escrow Agent For Shawn Troy Wallace Trust - 81,867 shares; Brad Worthington - 16,093 shares; Trustmark National Bank As Escrow Agent For Brad Worthington - 2,909 shares; Brad & Tracy Worthington - 30,307 shares; Trustmark National Bank As Escrow Agent For Brad & Tracy Worthington - 5,478 shares. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because: (i) the offer and sale of the securities did not involve a public offering or an underwriter; (ii) the shares issued were restricted as to transfer and the certificates representing the shares were marked with a restrictive legend; and (iii) the investor represented that he was sophisticated enough to evaluate the merits of his investment.

On March 18, 2008, and in conjunction with Employment Agreements dated February 26, 2008, we granted under our 2007 Stock Incentive Plan the following options: Barbara Baldwin, President, CEO and Director of our U.S. subsidiaries NTS Communications and Xfone USA - 250,000 options; Brad Worthington, Executive Vice President - Chief Operating Officer of NTS Communications - 400,000 options; Jerry Hoover, Executive Vice President - Chief Financial Officer of NTS Communications and Treasurer of Xfone USA - 400,000 options. Each option is immediately exercisable, expires five years from the grant date, and has an exercise price of $2.794. We relied upon the exemption from registration provided by Section 4(2) of the Act. We believed that the exemption was available because the offer and sale of the securities did not involve a public offering or an underwriter.

On March 25, 2008, and in conjunction with a December 13, 2007 private offering of NIS 100,382,100 bonds (Series A) (the “Bonds”) to Israeli institutional investors, we issued the Bonds holders, for no additional consideration, an aggregate of 956,020 (non-tradable) warrants, each exercisable at an exercise price of $3.50 with a term of 4 years, beginning on September 2, 2008 (the "Warrants"). The Warrants were issued as follows: Provident fund of the employees of the Hebrew University of Jerusalem Ltd - 10,000 warrants; Millennium provident/education funds - 20,000 warrants; Millennium provident funds - 45,000 warrants; Millennium employees termination funds - 1,900 warrants; Shomera Insurance Co. Ltd - 10,000 warrants; Bank of Jerusalem - 19,500 warrants; Provident fund of the Union Bank - 9,000 warrants; Hilat Shoam - Shoam tagmulim - 8,350 warrants; Hilat Shoam - Shoam pitsuim - 6,000 warrants; Hilat Shoam - Shoam ishtalmut - 2,150 warrants; Prisma provident fund - Prisma Si'on - Savings fund for self - employed persons - 10,000 warrants; Prisma provident fund - Prisma Ya'ad - Savings fund for self - employed persons - 3,000 warrants; Prisma provident fund - Prisma Pitzuyim - General Track II - Central Severance Pay Fund - 25,000 warrants; Prisma provident fund - Signon Savings Fund Bond Track - 1,500 warrants; Prisma provident fund - Signon Savings Fund Index Track - 3,500 warrants; Prisma provident fund - Prisma Zahav - Cautious Investments - 2,500 warrants; Prisma provident fund - Prisma Katzir - 9,500 warrants; Prisma provident fund - Prisma Teutsa - 5,000 warrants; Prisma provident fu  - Prisma Keren Or - 30,000 warrants; Union bank of Israel - Nostro - 10,500 warrants; IBI provident fund general - 9,870 warrants; Perfect provident fund Ltd - Perfect Central Compensation Fund - 1,300 warrants; Perfect provident fund Ltd - Perfect Provident Fund - 28,950 warrants; Perfect provident fund Ltd - Perfect Study Fund - 17,350 warrants; Tamir Fishman Provident and Education Funds Ltd., for Tamir Fishman Severance Pay Fund - General - 920 warrants; Tamir Fishman Provident and Education Funds Ltd., for Tamir Fishman Provident Fund - General - 9,690 warrants; Tamir Fishman Provident and Education Funds Ltd., for Tamir Fishman Provident Fund - Shares - 810 warrants; Tamir Fishman Provident and Education Funds Ltd., for Tamir Fishman Provident Fund - Bonds - 1,360 warrants; Tamir Fishman Provident and Education Funds Ltd., for Tamir Fishman Education Fund - General - 7,640 warrants; Tamir Fishman Provident and Education Funds Ltd., for Tamir Fishman Education Fund - Shares - 510 warrants; Tamir Fishman Provident and Education Funds Ltd., for Tamir Fishman Severance Pay Fund - Value - 1,060 warrants; Tamir Fishman Pr ident and Education Funds Ltd., for Tamir Fishman Education Fund - Bonds - 810 warrants; Menora Mivtachim Participating Policies - 70,000 warrants; Menora Mivtachim Participating Policies - 6,000 warrants; Menora Mivtachim Participating Policies - 4,000 warrants; Menora Mivtachim Insurance ltd - 40,000 warrants; Menora mivtachim heshtalmut ("Mivtachim" - Maba Le'mishtalem) - 5,000 warrants; Masad heshtalmut - 800 warrants; Morag - meerkazit le'pizuim - 2,500 warrants; Menora Gemel Amir Dalled - 6,000 warrants; Menora Gemel Amir Allef - 700 warrants; Menora Gemel Peles Allef - 1,000 warrants; Menora Gemel Peles Dalled - 3,000 warrants; Menora Gemel clali - 4,000 warrants; Menora Gemel General B - 1,500 warrants; Menora heshtalmut clali - 3,000 warrants; Menora heshtalmut General B - 1,000 warrants; Menora merkazit lepituim clali - 1,300 warrants; Menora merkazit lepituim clali b - 200 warrants; Hadas Mercantile provident fund – Index - 1,100 warrants; Hadas Mercantile education fund - General - 15,350 warrants; Hadas Mercantile education fund - Bonds - 300 warrants; Hadas Mercantile illnes payment fund - 850 warrants; Hadas Mercantile provident fund - General - 8,000 warrants; Mercantile Workers Provident fund  5,500 warrants; Bar Yaziv Provident fund Ltd - 42,000 warrants; Hadas Mercantile central severance fund - 5,900 warrants; Yevul Kibutz Members Provident fund - 1,000 warrants; Keren hahisachon litsva hakeva limited - 28,600 warrants; Migdal Platinum Tagmulim Klali - 5,300 warrants; Migdal Platinum Kaal Maoz - 3,800 warrants; Migdal Gemel Platinum Ltd - Bonds - 7,500 warrants; Migdal Gemel Platinum Ltd – General - 5,300 warrants; Yashir investment house (provident funds) trustee account for Yashir hishtalmut klali - 9,900 warrants; Yashir investment house (provident funds) trustee account for Yashir gemel klali - 16,000 warrants; Yashir investment house (provident funds) trustee account for Yashir pitzuim klali - 1,680 warrants; Yashir investment house (provident funds) trustee account for Yashir hishtalmut agach - 900 warrants; Yashir investment house (provident funds) trustee account for Yashir gemel agach - 1,400 warrants; Yashir investment house (provident funds) trustee account for etgarim gemel klali - 9,540 warrants; Yashir investment house (provident funds) trustee account for etgarim pitzuim klali - 4,380 warrants; Yashir investment house (p vident funds) trustee account for etgarim gemel madad - 220 warrants; Yashir investment house (provident funds) trustee account for etgarim pitzuim madad - 1,030 warrants; Yashir I.D.I insurance company - Nostro - 21,200 warrants; Yashir I.D.I insurance company trustee account for agach klali - 1,600 warrants; Yashir Provident fund trustee account for Yashir miron - 16,200 warrants; Yashir Provident fund trustee account for Yashir merkazit le Pitzuim - 13,000 warrants; Yashir Provident fund trustee account for Yashir atidot - 13,000 warrants; Yashir Provident fund trustee account for Yashir Mishtalem B - 12,500 warrants; Yashir Provident fund trustee account for Yashir teuza - 300 warrants; Yashir Provident fund trustee account for Yashir matan - 300 warrants; Yashir Provident fund trustee account for Yashir menifa - 300 warrants; Yashir Provident fund trustee account for Yashir keren hashefa - 21,000 warrants; Yashir Provident fund trustee account for Yashir Mishtalem A - 18,000 warrants; Yashir Provident fund trustee account for Yashir hamelacha - 200 warrants; Yashir Provident fund trustee account for Yashir pitzuim hamelacha -  0 warrants; The Phoenix Insurance Company Ltd - Unit Link - 38,000 warrants; The Phoenix Provident Fund - 7,600 warrants; The Phoenix Provident Fund - For Education - 11,400 warrants; The Phoenix Pension and provident fund - 38,000 warrants; Harel Insurance Company Ltd - 28,000 warrants; Harel Insurance Company Ltd - 11,900 warrants; Dikla Insurance Company Ltd - 2,400 warrants; Dikla Insurance Company Ltd - 660 warrants; Harel Pension Fund Management Company Ltd - 16,700 warrants; Harel Pension Fund Management Company Ltd - 400 warrants; Harel Insurance Company Ltd - 4,360 warrants; Harel Insurance Company Ltd - 180 warrants; Harel Insurance Company Ltd - 120 warrants; Nativ Keren Pensia Shel Poalei Veovdei Mifelei Meshek Hahistadrut Ltd - 2,000 warrants; Harel Provident Funds ltd - 25,280 warrants; Harel Provident Funds ltd - 5,740 warrants; Harel Provident Funds ltd - 400 warrants; Atidit Provident Funds ltd - 160 warrants; Harel Provident Funds ltd - 2,800 warrants; Harel Provident Funds ltd - 2,960 warrants; Harel Provident Funds ltd - 380 warrants; Atidit Provident Funds ltd - 180 warrants; Atidit Provident Funds ltd - 100 warrants; Atidit Provident Funds ltd - 280 warrants. The offering of the Bonds was not registered under the Act, as it was made in accordance with Regulation S promulgated under the Act (“Regulation S”).  We believed that the exemption was available because each of the institutional investors (i) represented that it is an institutional investor classified as a type of investor listed in the first supplement to the Israeli Securities Law, for the purposes of Section 15a(b)(1) of the Israeli Securities Law; that its offer was for itself and/or for customers that are investors listed in Section 5a(b)(1) of the Israeli Securities Law, respectively; (ii) declared that it knows and understands, that the private placement is being done in Israel only (and not in the U.S.) and is intended only for Israeli residents, that are in Israel (and not in the U.S.) and not for U.S. persons (“U.S. Person”) as they are defined in Regulation S; (iii) declared and confirmed, that it is incorporated and active in Israel, and that it is not a U.S. Person, and that it is not located outside of Israel at the time of the filing of the offer; (iv) declared that it knows that it will not be allowed to take action to sell the Bonds and Warrants in the U.S. and/or to a U.S. Person; and (v) declared and confirmed that the Bonds, Warrants and shares that may result from the exercise of the Warrants, are not acquired for the purpose of “distribution” (as this term is defined in the US securities laws) in the U.S.

On April 7, 2008, Rafael Dick, the former Managing Director of our Israeli subsidiary Xfone 018 Ltd. exercised 4,105 options under the Company's 2004 Stock Option Plan, at an exercise price of $3.50 per share.

On June 3, 2008, the Company cancelled 62,850 shares of its Common Stock, and 44,470 warrants which were returned to it by Trustmark National Bank, acting as escrow agent in conjunction with an escrow set up in connection with the consummation of the Company’s acquisition of I-55 Internet Services, Inc. on March 31, 2006. The Company made the following two claims against the escrow account: Claim #1: The Company made a claim on March 27, 2007 to adjust the total consideration based upon the changes in customer billings as determined pursuant to a formula set forth in the First Amendment to the Merger Agreement, which the Company had determined was $247,965.57. Claim #2: The Company determined an undisclosed liability, in accordance with Article 6.03 of the I-55 Internet Services, Inc. Merger Agreement (as amended), in the amount of $147,550 and on November 28, 2006, sent a claim for this amount.  On or about May 12, 2008, Xfone USA and the shareholder representatives of I-55 Internet Services reached an agreement to value Claim #1 at $143,017.11 and Claim #2 at $140,750.00 for a total agreed loss of $283,767.11.  This resulted in the Company’s receipt of 62,850 total shares of Xfone Common Stock and 44,470 of Xfone Stock Warrants from the Escrow Account in satisfaction of these claims.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of  Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

In February 2007, we moved our principal executive offices from the UK to Flowood, Mississippi, and shared executive office space with our wholly owned U.S. subsidiary, Xfone USA, Inc. In May 2008 the headquarters of Xfone USA and our principal executive offices recently moved from the Flowood, Mississippi location to Lubbock, Texas, to the existing headquarters of NTS Communications, Inc., which we acquired in February 2008.

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

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd., which changed its name to Xfone 018 Ltd. in March 2005. Headquartered in Petach Tikva, Israel, Xfone 018 Ltd. is a telecommunications service provider that owns and operates its own facilities-based telecommunications switching system. Xfone 018 provides residential and business customers with high quality international and local carrier services. We have been providing international telecom services in Israel through Xfone 018 since mid-December 2004. In July 2008, we launched an experimental deployment of our local telecom services, and introduced our Internet access services in December 2008.

On May 28, 2004, we entered into an agreement and Plan of Merger to acquire WS Telecom, Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., through the merger of WS Telecom with and into our wholly owned U.S. subsidiary Xfone USA, Inc. On July 1, 2004, Xfone USA entered into a management agreement with WS Telecom which provided that Xfone USA provide management services to WS Telecom pending the consummation of the merger. The management agreement provided that all revenues generated from WS Telecom business operations would be assigned and transferred to Xfone USA. The term of the management agreement commenced on July 1, 2004, and continued until the consummation of the merger on March 10, 2005. Xfone USA, Inc. is an integrated telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system and network. Xfone USA provides residential and business customers with high quality local, long distance and high-speed broadband Internet services, as well as cable television services in certain planned residential communities in Mississippi. Xfone USA utilizes integrated multi-media offerings - combining digital voice, data and video services over broadband technologies to deliver services to customers throughout its service areas. Xfone USA is currently licensed to provide telecommunications services in Florida, Louisiana and Mississippi. During fiscal 2008, Xfone USA was also licensed in Alabama and Georgia, however, we withdrew these licenses during the first quarter of fiscal 2009.

On August 18, 2005, we entered into an Agreement and Plan of Merger to acquire I-55 Internet Services, Inc. ("I-55 Internet Services"), a Louisiana corporation (the “I-55 Internet Merger Agreement”). On September 13, 2005, we filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the I-55 Internet Merger Agreement. On October 10, 2005, we entered into a First Amendment to the Merger Agreement, by and among I-55 Internet Services, Xfone, Xfone USA, our wholly-owned United States subsidiary, and Hunter McAllister and Brian Acosta, key employees of I-55 Internet Services, in order to induce Xfone and Xfone USA not to terminate the I-55 Internet Merger Agreement due to the material adverse effect that Hurricane Katrina has had on the assets and business of I-55 Internet Services. As part of the amendment and since, at that time, the merger of I-55 Internet Services with and into Xfone USA had not been consummated yet, in the interim, the parties agreed and entered into on October 11, 2005 a Management Agreement (the “I-55 Internet Management Agreement”) that provided that I-55 Internet Services hired and appointed Xfone USA as manager to be responsible for the operation and management of all of I-55 Internet Services business operations, including among other things personnel, accounting, contracts, policies and budget. In consideration of the management services provided under the I-55 Internet Management Agreement, I-55 Internet Services assigned and transferred to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the I-55 Internet Management Agreement. The term of the I-55 Internet Management Agreement commenced on October 11, 2005 and continued until the consummation of the merger on March 31, 2006.

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

On August 26, 2005, we entered into an Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC ("I-55 Telecommunications"), a Louisiana corporation (the “I-55 Telecom Merger Agreement”). On September 13, 2005, we filed a Form 8-K discussing the impact of Hurricane Katrina on the transaction contemplated by the I-55 Telecom Merger Agreement. In order to demonstrate our intention to continue on with the transaction contemplated by the I-55 Telecom Merger Agreement, the parties entered into on October 12, 2005 a Management Agreement (the “I-55 Telecom Management Agreement”) that provided that I-55 Telecommunications hired and appointed Xfone USA as manager to be responsible for the operation and management of all of I-55 Telecommunications’ business operations. In consideration of the management services provided under the I-55 Telecom Management Agreement, I-55 Telecommunications assigned and transferred to Xfone USA all revenues generated and expenses incurred in the ordinary course of business during the term of the I-55 Telecom Management Agreement. The term of the I-55 Telecom Management Agreement commenced on October 12, 2005 and continued until the consummation of the merger on March 31, 2006.

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

On September 27, 2005, a Securities Purchase Agreement was entered for a $2,000,000 financial transaction by and among us, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment took the form of a convertible term note secured by our United States assets. The Term Note had  a 3 year term, bore interest at a rate equal to prime plus 1.5% per annum, and was convertible, under certain conditions, into shares of our common stock at an initial conversion price equal to $3.48 per share. In conjunction with the financial transaction, we issued to Laurus Master Fund 157,500 warrants which are exercisable at $3.80 per share for a period of five years. The closing of the financial transaction was on September 28, 2005. As of August 1, 2007, Laurus Master Fund, Ltd. assigned to Valens U.S. SPV I, LLC a principal amount equal to $169,925.11 of the Term Note, and to Valens Offshore Fund SPV I, Ltd. a principal amount equal to $549,289.76 of the Term Note. The Term Note was fully paid off in cash on September 26, 2008.

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

On March 25, 2008, in connection with a settlement of a legal proceeding initiated by Mr. Nir Davison and due to come before the UK Employment Tribunal Service, we purchased from Mr. Davison and Trecastle Holdings Limited, the shares of common stock of Story Telecom, Inc. that each party owned, respectively, for an aggregate purchase price of £270,000 ($538,083), pursuant to the terms of a Compromise Agreement and a Securities Purchase Agreement entered into between the parties on that date. Upon acquisition of the shares of common stock of Story Telecom, Inc. from Mr. Davison and Trecastle Holdings, Story Telecom, Inc. became our wholly owned subsidiary.

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

On November 4, 2007, the Company entered into Subscription Agreements with: (i) XFN - RLSI Investments, LLC, an entity affiliated with Richard L. Scott Investments, LLC, a U.S. institutional investor, which agreed to purchase 250,000 shares of the Company’s common stock, par value $0.001 per share at a price of $3.00 per share, for a total subscription amount of $750,000 (the “U.S. Offering”); and (ii) certain Israeli institutional investors, which agreed to purchase an aggregate of 700,000 shares of the Company’s Common Stock, at a price of $3.00 per share, for a total subscription amount of $2,100,000 (the “Israeli Offering”). The U.S. Offering and Israeli Offering were made by the Company pursuant to the Company’s Registration Statement on Form SB-2 (File No. 333-143618) which was declared effective by the U.S. Securities and Exchange Commission on August 6, 2007.  Following the effectiveness of the Registration Statement on Form SB-2 (File No. 333-143618) described above, pursuant to which the offerings on October 23, 2007 and November 4, 2007 described above were made, the Company did not file a prospectus supplement within the required time period containing the final fixed offering price of $3.00 per share due to an unintentional error.  This constituted a technical violation of Section 5(b)(2) of the Securities Act. The Company filed Current Reports on Form 8-K on October 23, 2007 and November 5, 2007 following its entry into the related subscription agreements with the purchasers of the shares, and filed a Post-Effective Amendment on November 7, 2007, each of which disclosed such final fixed price.  The Post-Effective Amendment filed on November 7, 2007 was never declared effective by the SEC.  The Company is relying upon the cure provision provided by Rule 424(b)(8) under the Securities Act in order to cure such violation.  The Company believes that such violation was cured under Rule 424(b)(8) upon filing of the Post-Effective Amendment, as it made a good faith effort to file such Post-Effective Amendment as soon as practicable upon discovery of the unintentional failure to file the prospectus supplement, and because the filing with the SEC of the Post-Effective Amendment and other filings related to the sale of the shares satisfied the prospectus delivery requirements of Section 5(b)(2) under the “access equals delivery” model adopted by the SEC.  The U.S. Offering was made by the Company acting without a placement agent. The Israeli Offering was made by the Company with the services of First International & Co. - Underwriting & Investments Ltd., one of the Israeli investors, acting as placement agent, for which it was entitled to a placement fee equal to 5% (plus VAT) of the gross proceeds of the Israeli Offering.  In addition, the Company paid its consultant, Dionysos Investments (1999) Ltd. (“Dionysos”) a success fee equal to 0.5% of the gross precedes of the Israeli Offering, pursuant to that certain First Amendment to Financial Services and Business Development Consulting Agreement by and among the Company and Dionysos dated February 8, 2007.

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

The Bonds accrue annual interest that is paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive). The principal of the Bonds is repaid in eight equal annual payments on the 1 st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Bonds are linked to the Israeli Consumer Price Index.

On November 4, 2008, the Company filed a public prospectus (the “Prospectus”) with the Israel Securities Authority (the “ISA”) and the Tel Aviv Stock Exchange ("TASE") for listing of the Bonds for trading on the TASE.  On November 11, 2008 (the “Date of Listing”), the Bonds commenced trading on the TASE. From the Date of Issuance until the Date of Listing, the Bonds accrued annual interest at a rate of 9%. As of the Date of Listing, the interest rate for the unpaid balance of the Bonds was reduced by 1% to an annual interest rate of 8%

The Bonds may only be traded in Israel.  The Bonds were rated A3 by Midroog Limited, an Israeli rating company which is a subsidiary of Moody’s Investor Services. On February 19, 2009, Midroog filed its annual monitoring report (the “Monitoring Report”) with the Tel-Aviv Stock Exchange. According to the Monitoring Report, Midroog’s rating committee reaffirmed the A3 rating assigned to the Bonds. However, the rating committee decided on a negative outlook on the rating of the Bonds, largely, but not exclusively, due to the increase of the risk level in the business environment in which the Company operates, resulting from the increasing recession in the United States and the threat it poses on the Company's business, since the Company’s core activity is based in the U.S.  While the Monitoring Report recognizes that the Company shows relative stability in its financial results and adherence to its expected cash flow coverage ratios, it cites the Company s currency exposure resulting from the New Israeli Shekel index-linked bonds in relation to the U.S. dollar, which is the Company’s major activity currency.

On March 25, 2008, in conjunction with the issuance of the Bonds, the Company issued the holders of the Bonds, for no additional consideration, 956,020 (non-tradable) warrants, each exercisable at an exercise price of $3.50 with a term of 4 years, beginning on September 2, 2008. The 956,020 shares underlying the warrants have been registered in accordance with the Securities Act pursuant to the Company's Registration Statement on Form S-1 (File No. 333-150305, declared effective by the SEC on September 2, 2008).

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

In addition, the Company paid its consultant, Dionysos Investments (1999) Ltd. (“Dionysos”) a success fee equal to 0.5% of the proceeds of the Bonds offering, pursuant to that certain First Amendment to Financial Services and Business Development Consulting Agreement by and among the Company and Dionysos dated February 8, 2007. During 2008 a total amount of $152,486 was paid to Dionysos as success fee.

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

On August 22, 2007, we entered into a Stock Purchase Agreement (the “NTS Purchase Agreement”) with NTS Communications, Inc. (“NTS”), a provider of integrated voice, data and video solutions headquartered in Lubbock, Texas, and the owners of approximately 85% of the equity interests in NTS, to acquire NTS. Subsequently, all of the remaining shareholders of NTS executed the Agreement, bringing the total percentage of equity interests in NTS owned by NTS shareholders that entered into the Agreement (the “NTS Sellers”) to 100%.   On February 14, 2008, we entered into a First Amendment to the NTS Purchase Agreement to amend the agreement to further extend the expiration date for the closing of our acquisition of NTS.  On February 26, 2008, we entered into a Second Amendment to the NTS Purchase Agreement which amended, among other things, the definition and elements of Working Capital, as such term is defined in the NTS Purchase Agreement, and increased the escrow amount. On April 25, 2008, we entered into a Third Amendment, pursuant to which we agreed to an extension of time for the calculation and payment of the post closing working capital adjustment under the NTS Purchase Agreement.

The acquisition of NTS closed on February 26, 2008.  Upon closing of the acquisition, NTS and its six wholly owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers, Inc., NTS Telephone Company, LLC, and NTS Management Company, LLC, became our wholly owned subsidiaries.

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

On February 26, 2008, and in connection with the closing of the acquisition of NTS, the parties entered into the following material definitive agreements:

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

On March 5, 2008, the Company entered into a letter agreement (the “March 5, 2008 Agreement”) with  Oberon Securities, LLC, a New York City-based registered broker-dealer (“Oberon Securities”), pursuant to which the Company will pay Oberon Securities $1,200,000 in cash for its services to the Company as financial advisor in connection with the Company's acquisition of NTS, payable as follows: (i) $400,000 no later than March 7, 2008 (ii) $400,000 no later than May 1, 2008 and (iii) $400,000 no later than July 1, 2008. The March 5, 2008 Agreement sets forth the total and final fees due to Oberon Securities for its services in connection with the NTS acquisition, pursuant to the Company’s prior agreements with Oberon Securities and its affiliates. As of December 31, 2008 all payments were paid.

On November 26, 2008, Xfone USA, Inc., entered into a Sale and Purchase Agreement (the “Agreement”) with Cybergate, Inc. (“Cybergate”), pursuant to which Xfone USA purchased all of Cybergate’s customers base, agreements, fixed assets, account receivables and certain intangible assets (the “Assets”). Cybergate is a provider of Internet services including Internet access, web and server hosting, data services and e-mail. Pursuant to the Agreement Xfone USA also agreed to assume certain immaterial liabilities of Cybergate. The purchase price was an amount equal to 50% of collected receivables derived from the Assets up to $500,000.00, which is to be paid to Cybergate in monthly installments equal to 50% of the prior month’s collected receivables derived from the Assets as the same shall be billed on a regular basis by Xfone USA.  The Agreement contains customary representations and warranties by the parties, as well as covenants and conditions which are customary for transactions of this nature The Agreement and the closing of the sale and purchase have an effective date of November 1, 2008.  The acquisition was not significant from an accounting perspective.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008

Our primary geographic markets are the United States, the United Kingdom and Israel.  However, we serve customers worldwide.

U.S. Operations – 2008

In 2008, approximately 69.4% of our revenues were derived from our operations in the United States.

Our U.S. subsidiary, Xfone USA, Inc. provides voice, data and related services throughout Louisiana and Mississippi to both residential and business customers. Xfone USA is a licensed facility based CLEC operating in Louisiana and Mississippi with multiple next generation class 5-carrier switching platforms. Xfone USA offers a complete package of local, long distance and broadband services to residential and business customers across both states.

With continued cross-selling to existing Xfone USA customers as well as projected expansion into specific targeted wire centers, our goal is to continue revenue growth and increase market share. Competition in rural markets continues to decline due to the removal of UNE-P and the decline in the number of competitive local exchange providers that had been dependent on UNE-P as their only source for providing competitive local telephone services in those communities. We believe that this provides for a unique opportunity for Xfone USA to continue to gain market share, by utilizing its existing network and to expand it facilities into these areas becoming a primary alternative to the monopoly Incumbent Local Exchange Company.

The overall trend for 2008 continued to show improving wire line margins in the Business markets and maintaining margins in the Residential (Consumer) markets for facilities based providers.  Mergers and acquisitions continued throughout 2007 and 2008, as a component for offsetting the line loss felt throughout the CLEC industry due to the UNE-P regulatory changes. We expect that the industry will see continued merger and acquisition activity in 2009 and beyond for companies that have cash and public equity resources. These transactions will continue to change the landscape in the telecommunications industry. Our view is shared by any number of telecommunications analysts  who also believe that there will be more consolidation opportunities over the next several years in both wire line and wireless markets.

Demands in the market show continued interest in providing Telco TV, VOIP products and rapid growth in the broadband market, heating up competition with the Regional Bell Carriers and cable providers. DSL and other broadband services should continue to grow due to aggressive pricing with higher bandwidth speeds becoming the norm.

Xfone USA’s business plan for 2009 continues to include expansion of market share in both Business and Residential markets with focus in its specific geographic service areas, which are primarily in Mississippi and Louisiana, and in those markets where the company has deployed its own network and Central Offices (CO’s), which are the highest margin areas. The Business markets will continue to be expanded through available Direct Sales and Independent sales efforts, while the Residential markets will be expanded through radio, direct mail, email marketing and other low cost advertising and message delivery opportunities.

The Company’s business plan in 2008 also included growth through acquisitions, which made sense for several reasons: (i) faster results in achieving large top line revenue performance; (ii) significant synergies impact from consolidating corporate functions; and (iii) relatively easy integration of acquired companies because of facilities and network architecture.

As a facility-based integrated communications carrier, we believe that Xfone USA is well positioned in 2009 to continue to take advantage of the regulatory opportunities afforded to facilities-based providers as a result of the FCC TRRO ruling in 2005, as well as to take advantage of the consolidation momentum started in 2006.

Our other U.S. subsidiary, NTS Communications, Inc. provides integrated voice, data and video solutions. NTS operates the largest “non-ILEC” telecommunications network in West Texas, providing local, long distance, broadband data, and video and private line services to approximately 39,000 residential and business customers.

Like Xfone USA, NTS operates in a highly competitive environment which is generally characterized by the dominance of the Incumbent Local Exchange Carrier (ILEC).  With respect to its primary Texas markets, the dominant ILEC is AT&T (formerly Southwestern Bell Telephone Company).  NTS also competes with the Incumbent Cable TV Provider (ICTVP) in markets where that carrier provides voice, data and/or video services.  In its core Texas markets, the ICTVP is SuddenLink Communications or Time Warner Communications.  Within these same core markets, NTS also competes with a variety of widely dispersed smaller Competitive Local Exchange Carriers (CLEC).  With respect to its data and long distance products, the company competes with various national and regional players including AT&T, Verizon, Qwest, Level 3 and others.

NTS, through its wholly owned subsidiary, NTS Telephone Company, LLC, is in the process of extending its FTTP network to the nearby communities of Levelland (located 30 miles west of Lubbock) and Smyer (approximately 15 miles west of Lubbock).  Upon project completion, these communities will add approximately 6,200 passings to the NTS FTTP footprint and bring total FTTP passings to approximately 21,000.  NTS Telephone Company, LLC, has received approval from the Rural Utilities Service (“RUS”) for an $11.8 million, 17-year debt financing to complete this overbuild.  The RUS loan is non-recourse to NTS and all other NTS subsidiaries and interest is charged at the average rate of U.S. government obligations (equivalent to approximately 2.5% a year at today’s rates).  Data from marketing surveys indicated a very strong demand for triple play (voice, data/Internet, and video) service offerings and projected a market penetration for NTS of 69% in approximately three years from project completion.  NTS’ capital investment in the project is a $2.5 million equity contribution that serves as credit support for the loan.  NTS will provide voice, data, and video services for NTS Telephone Company.  NTS will receive a management fee from NTS Telephone Company equal to 15% of its revenues. NTS began marketing its triple-play service to limited areas of Levelland in the first quarter of 2009 with more areas becoming available as overbuild construction is completed.  NTS completed physical construction of the first three phases of this project in 2008 and is currently nearing the beginning of Phase 4.  Project completion should occur in 2009, however, this could be delayed by any number of factors including but not limited to weather and the availability of contractors and materials.  Of note, in the first quarter of 2009, the company signed its first FTTP customer in Levelland.  Our expectation is that significant new revenues should come online throughout 2009 on an incremental basis as additional network build-outs phases are completed.

U.K. Operations – 2008

In 2008, approximately 20.4% of our revenues were derived from our operations in the United Kingdom.

Our U.K. subsidiary, Swiftnet Limited operates switching and computer systems offering a range of innovative, in-house developed telecommunications services. Swiftnet's strategy is to grow without the need for heavy investments and with lower operational expenses through the use of automation. A comprehensive range of telecommunication services and products are sold directly to end-users, through a web site integrating all of Swiftnet's services. The services are mainly telephone-related services to customers dialing local and international destinations. Swiftnet provides value added services such as fax broadcast, email to fax and various other messaging services. Swiftnet also provides services for a range of resellers and partners to sell to their customers. These resellers and partners include Auracall Limited, Story Telecom Limited and Equitalk.co.uk Limited. Swiftnet's telecommunications services are used by subscribers in the U.K. and worldwide.

Our U.K. subsidiary, Equitalk.co.uk Limited is an automated e-telco providing post-paid, telecommunications services to customers across the whole of the U.K. These customers are typically making calls within the UK. Equitalk’s strategy is to grow through the acquisition of customers directly through sales and marketing activities.

Our U.K. subsidiary, Story Telecom Limited provides international calling services through calling cards and special access numbers available for use from mobile phones and landlines. Story Telecom's strategy is to grow through the addition of  products and services targeted at customers making international calls.

Our U.K. subsidiary, Auracall Limited provides international calling services through special access numbers available for use from mobile phones and landlines. Auracall’s strategy is to grow through the promotion of existing and new products via a network of agents.

In 2008, we had only approximately 0.026% of the market share of the United Kingdom telecommunication market (not including mobiles revenues), based on our revenues of £10 million during 2008, compared with the approximately £38 billion telecommunication market (not including mobiles revenues) in the United Kingdom.

We had four major types of customers in the U.K.: Residential, Commercial, Governmental agencies and Resellers. In 2008, our largest non-affiliated reseller was WorldNet Global Communications Ltd. which generated under 1% of our total revenues. We provide WorldNet Global Communications with the billing system. We anticipate that WorldNet will continue to contribute approximately the same amount of UKP to our revenues in year 2009.

However, should our agreements involving WorldNet be cancelled, our revenues will be negatively affected.

Israeli Operations – 2008

In 2008, approximately 10.2% of our revenues were derived from our operations in Israel.

Since the opening of the international telephony market in Israel to competition in 1996, and until 2004, only three companies have provided international telephony services in Israel. The market, estimated at that time to be 2 billion minutes per year, was more or less equally divided between the three companies. On July 4, 2004, the Ministry of Communications of the State of Israel granted our majority-owned subsidiary, Xfone 018 a license to provide international telecom services in Israel. We started providing services in Israel through Xfone 018 as of mid-December 2004. In 2004, two other new providers of international telephony services launched their services. The international telephony market is highly competitive and therefore all six providers had to offer low prices in order to attract or retain subscribers and call minutes.

During 2006, two significant mergers occurred in the Israeli international telephony market, leaving only four companies in the competition. The aforementioned mergers enabled Xfone 018 to execute, as of December 2006, a new business strategy, according to which it re-priced its services by distinguishing the rates for its subscribed customers from the rates for its non-subscribed customers. The new strategy has proved to be successful, and in 2007 and 2008 Xfone 018 revenues were significantly increased.

Xfone 018 is operating with significantly lower overhead than its three competitors in the Israeli market by utilizing and building on our previous business models. We therefore believe that Xfone 018 will increase its market share in the international communication market, will generate a greater part of our revenues and will have a major contribution to our expected growth.

In 2008, the Israeli international telephony market was estimated to be 3 billion minutes (incoming and outgoing). We estimate our market share as of December 31, 2008, as approximately 5.5% of the Israeli market.

The local telephony market in Israel is dominated by six major competitors, two of which own the physical infrastructures and are required by law to offer use of these infrastructures to other competitors. In July 2008, Xfone 018 entered that market in an experimental capacity.

Internet services via ADSL and/or Cable became available to the general public in Israel in 2001. Since then prices have dropped considerably and steadily, resulting, at the end of 2008, in a household penetration rate of approximately 72% and approximately 1.68 million broadband lines, according to the MOCSIL.

In Israel, Internet infrastructure and Internet access services are provided separately. The Internet access services market, into which Xfone 018 has recently entered, is divided between six major competitors.

We have two major types of customers in Israel: Residential and Commercial..

COMPARISON FINANCIAL INFORMATION YEARS ENDED DECEMBER 31, 2008 AND 2007 - PERCENTAGE OF REVENUES:

	Year Ended December 31,
	2008	2007
Revenues	100%	100%
Cost of Revenues	52%	44%
Gross Profit	48%	56%
Operating Expenses:
Research and Development	0%	0%
Marketing and Selling	14%	24%
General and Administrative	28%	28%
Non- recurring loss	0%	-6%
Total Operating Expenses	42%	58%
Income (loss) before Taxes	2%	-4%
Net Income (loss)	2%	-3%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Revenues. Revenues for the year ended December 31, 2008 increased 102% to $90,338,980 from $44,723,934 for the same period in 2007. The increase of $45,615,046 in consolidated revenues is attributed to $50,425,928 increase in our revenues in the United States and a $1,058,842 increase in Israel which is partially offset by a $5,869,724 decrease in revenues in the United Kingdom. In 2008 revenues in the United States as a percentage of total revenues increased to 69.4% from 27.5% for the same period in 2007, whereas revenues in the United Kingdom and Israel as a percentage of total revenues decreased to 20.4% and 10.2% from 54.3% and 18.3%, respectively.

Revenues in the United States for the year ended December 31, 2008 increased 410.3% to $62,716,819 from $12,290,891 for the same period in 2007. Approximately $52,300,000 of the increase was contributed by NTS Communications, Inc. ("NTS"), our wholly-owned subsidiary as of February 26, 2008 and which was consolidated for the first time in the first quarter of 2008. The increase in revenues was partially offset by a decrease of approximately $1,880,000 in revenues from other carriers and due to attrition of residential customers.

Revenues in the United Kingdom for the year ended December 31, 2008 decreased 24.2% to $18,393,886 from $24,263,610 for the same period in 2007. Approximately 76% (being $4,400,000) of the decrease is attributed to a change in the tariff structure by the mobile operator O2 and approximately 24% (being $1,400,000) of the decrease is attributed to the devaluation of the GBP to the U.S. dollar during 2008.

Revenues in Israel for the year ended December 31, 2008 increased 13% to $9,288,275 from $8,169,433 for the same period in 2007. This increase is mainly attributed to ongoing marketing efforts and revaluation of the NIS to the U.S dollar.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues for the year ended December 31, 2008 increased 140.1% to $47,132,313 from $19,626,322 for the same period in 2007. Cost of revenues as a percentage of revenues in the year ended December 31, 2008 increased to 52.2% from 43.9% in the same period in 2007.

Cost of revenues as a percentage of revenues in the United States in the year ended December 31, 2008 increased to 56.5% from 48% in the same period in 2007. The increase is mainly attributed to NTS which was consolidated for the first time in the first quarter of 2008. Within our group, NTS presents higher cost of revenues than the other subsidiaries in the group. Strategically, NTS decided to migrate its customers from the current copper-based services to its new Fiber-based infrastructure. As a result of this strategy we expect to reduce the cost of revenues gradually.

Cost of revenues in the UK for the year ended December 31, 2008, include the cost of Auracall which was acquired in its entirety on August 15, 2007 and was consolidated for four and a half months in 2007. Cost of revenues as percentage of revenues decreased to 42.1% compared to 44.1% in the same period in 2007. The decrease in cost of revenues and a percentage of revenues was achieved as a result ofthe consolidation of low cost products which were sold by Auracall, together with ongoing product improvements. Due to the fact that a certain part of our cost of revenues in the UK is nominated in USD, the decrease in the cost of revenues was offset by a devaluation of the GBP to the U.S. dollar during the second half of 2008. Furthermore, as a result of the change at the end of 2007 in the tariff structure by the mobile operator O2, the cost of revenues of our UK subsidiaries is expected to be slightly higher on alternative products.

Cost of revenues as a percentage of revenues in Israel in the year ended December 31, 2008 increased to 42.6% from 37% in the same period in 2007. Approximately 79% of the decrease is attributed to introduction of commission- based services, which have generated lower gross margins, and 21% of the decrease is attributed to the revaluation of the NIS in relation with the U.S. dollar.

Research and Development. Research and development expenses consist of labor costs of our research and development manager and other related costs and represent our product improvements efforts. Research and development expenses were $60,094 for the year ended December 31, 2008, which is an increase of 26.2% compared to our research and development costs of $47,609 during the year ended December 31, 2007. We estimate that research and development expenses will remain at or near the same level in 2009.

Marketing and Selling Expenses. Marketing and selling expenses consist primarily of commissions to agents and resellers. Other marketing and selling expenses are related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the year ended December 31, 2008, increased 14.1% to $12,422,391 from $10,886,883 for the same period in 2007. The increase in the marketing and selling expenses is primarily attributed to our operations in the U.S and Israel. Marketing and selling expenses as a percentage of revenues decreased to 14.1% for the year ended December 31, 2008 from 24.4% for the same period in 2007. Approximately $3,154,000 in marketing expenses for the year ended December 31, 2008 is contributed by NTS which was consolidated for the first time in the first quarter of 2008. An increase of approximately $745,000 in Israel is attributed to ongoing marketing campaigns during 2008. A decrease of approximately $2,400,000 in the U.K is attributed to the decrease in sales.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel and legal, accounting and consulting fees. General and administrative expenses for the year ended December 31, 2008 increased 108.5% to $25,720,376 from $12,335,759 for the same period in 2007. Approximately $14,209,000 in general and administrative expenses for the year ended December 31, 2008 is contributed by NTS which was consolidated for the first time in the first quarter of 2008.

Non- recurring Loss. On March 17, 2008, Xfone 018 Ltd. (“Xfone 018”) entered into an Agreement of Principles with Tiv Taam Holdings 1 Ltd. (“Agreement of Principles”) for the acquisition of control over Tadiran Telecom-Communication Services In Israel - Limited Partnership (“Tadiran Telecom LP”). During the third quarter of 2008, negotiations between Xfone 018, Tiv Taam and the management and employees of Tadiran Telecom LP ceased. As a result, we recoded one-time expenses of $189,610 which consisted primarily of financial, legal and accounting fees. On  March 19, 2008, the UK court handed down judgment in the dispute between Swiftnet and MCI and awarded £1,278,942 ($2,564,036) plus legal costs and interest in favor of MCI. The Company's financial statements for 2007 have carried the full amount Swiftnet calculated that it owed to MCI based on the data held in Swiftnet’s billing systems. The net effect of that judgment included estimation of the Company's legal fees, MCI’s legal costs and interest payable was approximately £1,427,737 ($2,856,803) which was presented as a non-recurring loss in the Statement Of Operations.

Financing Expenses. Financing expenses, net, for the year ended December 31, 2008 increased to $2,862,132 from $515,562 for the same period in 2007. Approximately $1,700,000 is attributed to the interest payable on the Bonds. The remaining increase in the financial expenses, net of approximately $650,000, consists of interest expenses on our interest bearing obligations and the effect of currency exchange rate on intercompany balances with our subsidiaries which report  in NIS and GBP as their functional currencies.

Net Income (Loss). Net income for the year ended December 31, 2008 was $2,047,237 compared with a net loss of $1,283,892 for the same period in 2007.  This is primarily due to the consolidation of NTS for the first time in the first quarter of 2008 and the revaluation of the NIS to the U.S dollar.

Earning (Loss) Per Share. Basic and diluted net profit per share of common stock for the year ended December 31, 2008 was $0.116 compared to basic and diluted net loss per share of 0.109 for the same period in 2007.

BALANCE SHEET

Comparison of the balance sheet as of December 31, 2008 and December 31, 2007

Current Assets. Current assets amounted to $17,999,587 as of December 31, 2008, as compared with $41,269,446 as of December 31, 2007. The decrease in the current assets is mainly attributable to the decrease in restricted cash in the amount of $25,562,032 provided by issuance of debentures. This cash was used for the NTS acquisition.

Fixed Assets. Fixed assets net, amounted to $50,020,597 as of December 31, 2008, as compared with $5,747,758 as of December 31, 2007. The increase is mainly attributed to fixed assets that were consolidated as a result of the acquisition of NTS as of February 26, 2008, which contributed $41,781,426.

Current Liabilities. As of December 31, 2008, current liabilities amounted to $26,440,029, as compared with $18,061,934 as of December 31, 2007. The increase in current liabilities is mainly attributed to the consolidation for the first time in the first quarter of 2008 of NTS and the revaluation of NIS in relation to the US dollar, which is partially offset by the devaluation of the GBP in relation to the US dollar.

Long-term liabilities. As of December 31, 2008, long-term liabilities amounted to $33,720,145, as compared with $23,279,296 as of December 31, 2007. The increase in long-term liabilities is mainly attributed to the consolidation for the first time in the first quarter of 2008 of NTS and the revaluation of NIS in relation to the U.S. dollar, which is being partially offset by the redemption of one eighth of the Bonds principle on December 1, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of December 31, 2008 amounted to $3,078,474, compared to $5,835,608 as of December 31, 2007, a decrease of $2,757,134. Net cash provided by operating activities in the year ended December 31, 2008, was $3,382,816 including two payments of semi-annual interest coupon of our Bonds amounting to $2,509,875. Cash used for investing activities in the year ended December 31, 2008 was $20,006,241, and is primarily attributable to the purchase of fixed assets of $8,446,396 and to the acquisition of NTS of $38,640,829 less proceeds from the issuance of Bonds during December 2007 of $27,467,049 which were held in escrow in short term bank deposits. Net cash provided in financing activities for the year ended December 31, 2008 was $15,666,895, and is primarily attributable to issuance of shares and warrants for cash of $14,513,478, payment of bonds of $3,318,309, proceeds from long-term line of credit from a bank of $7,212,863 and the repayment of financial obligations of $3,176,853 including repayment of one eighth of the Bond principal and the full repayment of the loan from Laurus Master Fund.

Our capital investments are primarily for the purchase of equipment and software for services that we provide or intend to provide.

Capital lease obligations: We are the lessee of switching and other telecom equipment under capital leases expiring on various dates from 2009 through 2012.

As of December 31, 2008, the minimum future lease payments are:

Year
2009	$288,688
2010	158,738
2011	127,158
2012	21,700
Total (present value)	$596,284

We shall continue to finance our operations and fund the current commitments for capital expenditures mainly from the cash provided from operating activities and from private and/or public placements.

Xfone, Inc.

On December 13, 2007 (the “Date of Issuance”), we accepted offers, for the issuance of securities to Israeli institutional investors, for total gross proceeds of NIS 100,382,100 (approximately $25,562,032, based on the exchange rate as of December 13, 2007) par value non-convertible bonds (Series A) (the “Bonds”). The Bonds were issued for an amount equal to their par value.

The Bonds accrue annual interest that is paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive). The principal of the Bonds is repaid in eight equal annual payments on the 1 st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Bonds are linked to the Israeli Consumer Price Index.

On November 4, 2008, we filed a public prospectus (the “Prospectus”) with the Israel Securities Authority (the “ISA”) and the Tel Aviv Stock Exchange ("TASE") for listing of the Bonds for trading on the TASE.  On November 11, 2008 (the “Date of Listing”), the Bonds commenced trading on the TASE. From the Date of Issuance until the Date of Listing, the Bonds accrued annual interest at a rate of 9%. As of the Date of Listing, the interest rate for the unpaid balance of the Bonds was reduced by 1% to an annual interest rate of 8%

The Bonds may only be traded in Israel.  The Bonds were rated A3 by Midroog Limited, an Israeli rating company which is a subsidiary of Moody’s Investor Services. On February 19, 2009, Midroog filed its annual monitoring report (the “Monitoring Report”) with the Tel-Aviv Stock Exchange. According to the Monitoring Report, Midroog’s rating committee reaffirmed the A3 rating assigned to the Bonds. However, the rating committee decided on a negative outlook on the rating of the Bonds, largely, but not exclusively, due to the increase of the risk level in the business environment in which we operate, resulting from the increasing recession in the United States and the threat it poses on our business, since our core activity is based in the U.S.  While the Monitoring Report recognizes that we show relative stability in our financial results and adherence to our expected cash flow coverage ratios, it cites our currency exposure resulting from the New Israeli Shekel index-linked bonds in relation to the U.S. dollar, which is our major activity currency.

On February 26, 2008, we completed the issuance of 800,000 Units (as defined below) to XFN-RLSI Investments, LLC, an entity affiliated with Richard L. Scott Investments, LLC, a U.S. institutional investor, and 500,000 Units to certain investors affiliated with or who are customers of Gagnon Securities LLC, pursuant to Subscription Agreements entered into with each of the investors on December 13, 2007. Each “Unit” consists of two shares of our Common Stock and one warrant to purchase one share of Common Stock, exercisable for a period of five years from the date of issuance at an exercise price of $3.10 per share. The Units were sold at a price of $6.20 per Unit, for an aggregate purchase price of $8,060,000.

In connection with the closing of the acquisition of NTS Communications, Inc., on February 26, 2008, we issued 2,366,892 shares of our Common Stock to certain former NTS Shareholders who elected to reinvest all or a portion of their allocable sale price in our Common Stock, pursuant to the terms of the Purchase Agreement.  Our Board of Directors determined, in accordance with the Purchase Agreement, the number of shares of our Common Stock to be delivered to each participating NTS Shareholder by dividing the portion of such NTS Shareholder’s allocable sale price that the NTS Shareholder elected to receive in shares of our Common Stock by 93% of the average closing price of our Common Stock on the NYSE Amex for the ten consecutive trading days preceding the trading day immediately prior to the Closing Date (i.e., $2.74).  The aggregate sales price reinvested by all such NTS Shareholders was $6,485,284.

On March 25, 2008, we issued the holders of the Bonds, for no additional consideration, 956,020 (non-tradable) warrants, each exercisable at an exercise price of $3.50 with a term of 4 years, commencing on September 2, 2008008.

On July 17, 2007, Story Telecom Limited, our UK subsidiary, agreed to loan us up to £400,000 ($787,175) that it had as cash surplus in its bank account. The loan bears fixed interest rate at 4% over the interest payable by the bank for deposits under the same terms. The loan matures on July 16, 2009, but can be accelerated by Story Telecom if it requires additional financing to continue to operate as a going concern. The loan is guaranteed by our wholly-owned UK subsidiary, Swiftnet Limited and by amounts owed to us by Story Telecom. In addition, Story Telecom has the right to set-off repayments under the loan against sums due to us by Story Telecom. The loan is pre-payable at any time upon 30 days’ notice. On July 18, 2007 and on September 25, 2007, we borrowed £350,000 ($688,778) and £50,000 ($98,397), respectively, of the loan. On October 8, 2007, Story Telecom agreed to increase the loan ceiling by £300,000 to a maximum of £700,000. Further borrowings of £100,000 ($196,794) were made on October 9, 2007. As of December 31, 2008, the aggregate outstanding borrowings were £500,000 ($729,629).

On December 1, 2008, we borrowed 400,000 NIS (approximately $105,208) (the “Loan”) from an individual lender unrelated to the Company pursuant to a Loan Agreement entered into on the same date, for general working capital purposes and/or for our repurchase of the Bonds.  The Loan is to be repaid no later than 12 months from the date of the Loan, or December 1, 2009. The Loan bears interest at an annual rate of 8% and is (including any interest accrued thereon) linked to the Israeli Consumer Price Index. The interest is payable quarterly, at the end of each three-month period, commencing from the Loan date and continuing until the Loan is fully repaid. The first interest payment on the amount of 7,985 NIS (approximately $1,889) was made on March 20, 2009.

We have a credit facility from Bank Leumi (UK) plc (“Bank Leumi”), of up to £150,000 ($212,353), which we obtained on November 26, 2008 for general working capital purposes (the “Credit Facility”).  The Credit Facility is available for six months, and will be reviewed by Bank Leumi in May 2009.  The Credit Facility is secured by a bank guarantee given to Bank Leumi by FIBI London. The guarantee is based upon a £150,000 deposit by Iddo Keinan, son of Abraham Keinan, our Chairman of the Board, and employee of our wholly-owned UK based subsidiary, Swiftnet Limited, with FIBI London.  The Credit Facility bears interest at a rate based on the London Interbank Offered Rate (“LIBOR”), plus one percent per annum, payable at the end of each three-month interest period. If we were to draw funds in excess of the agreed £150,000 amount without prior consent of Bank Leumi, we will be charged interest at the Base Rate, which is currently 5.5% plus 5% per annum for Sterling balances.  During fiscal 2008, we have drawn down the full £150,000 ($212,353) of this Credit Facility.  As of December 31, 2008, no payments of principal or interest have been made.

US subsidiaries

Our U.S. subsidiary, Xfone USA, Inc., has certain loan facilities with certain liens on our fixed assets in the form of installment loan agreements. The total aggregate amount of these loans as of December 31, 2008 is $104,028.

Upon the assignment of the Interconnection Agreement between WS Telecom, Inc. and BellSouth Telecommunications, Inc. to Xfone USA, Inc., and consummation of the merger on March 10, 2005, we, the ultimate parent company and our subsidiaries, Swiftnet Limited and Xfone 018 Ltd., individually and/or jointly, agreed to guarantee all undisputed debts owing to BellSouth Telecommunications by Xfone USA in accordance with the assigned Interconnection Agreement. The guarantee was given on December 16, 2004, and became effective upon the consummation of the merger on March 10, 2005.

On September 27, 2005, we entered into a Securities Purchase Agreement for a $2,000,000 financial transaction with Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment, which took the form of a convertible term note secured by our United States assets, had a 3 year term and bore interest at a rate equal to prime plus 1.5% per annum. The Term Note was convertible, under certain conditions, into shares of our common stock at an initial conversion price equal to $3.48 per share. In conjunction with the financial transaction, we issued to Laurus Master Fund 157,500 warrants which are exercisable at $3.80 per share for a period of five years. The closing of the financing was on September 28, 2005. As of August 1, 2007, Laurus Master Fund, Ltd. assigned to Valens U.S. SPV I, LLC a principal amount equal to $169,925.11 of the Term Note, and to Valens Offshore Fund SPV I, Ltd. a principal amount equal to $549,289.76 of the Term Note. The Term Note was fully paid off in cash on September 26, 2008.

Our U.S subsidiary, NTS Communications, Inc., has short-term bank facilities of $4,000,000 and approximately $3,000,000 notes payable for the purchase of certain fixed assets. These notes payable are secured by fixed assets in the form of installment loan agreements.

Our U.S subsidiary, NTS Telephone Company, LLC, a wholly owned subsidiary of NTS Communications, Inc. has received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million, 17-year debt facility to complete a telecommunications overbuild project in Levelland, Texas. The RUS loan is non-recourse to NTS and all other NTS subsidiaries and is cost-of-money loan, bearing interest at the average rate for 10-year U.S. Treasury obligations. Advances are requested as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The current average rate is approximately 2.75%.

The total aggregate amount of these loans as of December 31, 2008 is $1,404,971.

UK subsidiaries

On April 18, 2002 Bank Leumi (UK) plc issued company credit cards to two directors of Swiftnet Limited, and by way of securing the balances on these cards, took a First Party Charge over Swiftnet to the sum of £50,000 ($98,397).

As of April 10, 2003, Equitalk.co.uk Limited, our U.K. based subsidiary since July 2006, has received loan facilities from Barclays Bank plc in the form of a Government Small Firms Loan Guarantee Scheme Loan Agreement whereby Barclays would lend Equitalk £150,000 ($285,191). The loan plus interest is repaid monthly and payments are up to date. As part of the agreement a Debenture charge was raised on all the assets of Equitalk. As of December 31, 2008 the loan was fully repaid.

Israeli subsidiary

Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel in order to finance its activities. As of December 31, 2008, the credit facilities include a revolving credit line of NIS 500,000 ($128,999), a short-term credit line of NIS 2,250,000 ($580,495), and long-term credit line of NIS 1,290,000 ($332,817). In addition, the bank made available to Xfone 018 a long-term facility of NIS 3,150,000 ($812,693) to procure equipment. In 2008 the credit facilities were secured with: (a) a floating charge on Xfone 018 assets; securities, banknotes, unissued capital stock, reputation, and any property and right including profits thereof Xfone 018 has or may have at any time and in any manner; (b) a fixed charge on its telecommunication equipment (including switches) and insurance rights thereof; (c) subordination of a Term Note of $800,000. This Term Note was executed in July 2004 by Xfone 018 in favor of the Company; (d) assignment of rights by way of pledge on the Partner Communications Company Ltd. contract, the Cellcom Israel Ltd. contract, the Pelephone Communications Ltd. contract, and the credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson, which includes a pledge on 1,000,000 shares of our common stock owned by Mr. Keinan, and an undertaking to provide Bank Hapoalim with an additional financial guarantee of up to $500,000 under certain circumstances. We agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral; (f) We and Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank; (g) subordination of the Minority Partner Loan (as defined below). As of December 31, 2008, Xfone 018 has a balance due of 1,382,228 NIS ($363,553) under the foregoing credit facility.

On March 16, 2009, Xfone 018 assigned to the bank, by way of pledge, its rights pursuant to the agreement with the credit company Poalim Express Ltd. On March 17, 2009, Xfone 018 received the bank's approval for an increase in its short-term credit line to a total facility of 5,250,000 NIS ($1,242,310). Xfone 018 undertook to comply, as of March 31, 2009, with certain covenants concerning its capital and the annual ratio between its total liabilities and EBITDA.

On March 26, 2009 we received the bank's confirmation according to which the following guarantees are waived: (a) subordination of a Term Note of $800,000 (appears above as "(c)"); (b) a pledge on 1,000,000 shares of our common stock owned by Mr. Keinan, and an undertaking to provide Bank Hapoalim with an additional financial guarantee of up to $500,000 under certain circumstances (appears above as "(e)"); and (c) subordination of the Minority Partner Loan (appears above as "(g)").

According to an agreement between us, Xfone 018 Ltd. and the 26% minority interest partner in Xfone 018 (the “Minority Partner”), the Minority Partner provided in 2004 a bank guarantee of NIS 10,000,000 ($2,579,979) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by the Company in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the agreement, we agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge. On March 26, 2009, a payment of NIS 380,162 ($89,958) was made to the Minority Partner as consideration for interest loss imposed on the Minority Partner in connection with providing the bank guarantee.

According to the above-mentioned agreement with the Minority Partner, the Minority Partner provided in the fourth quarter of 2004, a shareholder loan of approximately $400,000 to Xfone 018 (the “Minority Partner Loan”). The Minority Partner Loan was established for four years, unless otherwise agreed between the parties, with annual interest of 4% and linkage to the Israeli consumer price index. As of December 31, 2008, the balance of the Minority Partner Loan is NIS 1,947,890 ($512,333). On March 26, 2009, a repayment, by way of off set, of NIS 995,433 ($235,550) was made to the Minority Partner in connection with the Minority Partner Loan.

According to the above-mentioned $800,000 Term Note and agreement with Minority Partner, as of December 31, 2008, the Company provided to Xfone 018 a shareholder loan in an aggregate amount of $1,225,606.

As of December 31, 2008, our Israeli subsidiary activities were financed by the shareholders loans and by using NIS 1,382,228 ($363,553) of the credit facility from Bank Hapoalim.

On November 5, 2007, Bank Hapoalim B.M. in Israel provided a bank guarantee of NIS 322,500 ($83,204) to the Ministry of Communications of the State of Israel in connection with a November 7, 2007 license to commence an experimental deployment of Local Telephone Services utilizing Voice over Broadband (VoB) technology, which was granted to Xfone 018. In connection with the bank guarantee, Xfone 018 executed an indemnification agreement in favor of Bank Hapoalim. The bank guarantee will expire on April 30, 2009.

During February 2008, Xfone 018 Ltd. has received a capital lease facilities to purchase certain communication equipment amounting to $75,095 to be paid in 23 equal installments. The balance as of December 31, 2008 is $57,619.

On December 11, 2008, we signed a Letter of Guarantee (the “Guarantee”), pursuant to which we agreed to guarantee the obligations of Xfone 018 under a certain contract dated March 13, 2008 (the “Contract”), entered into by and between Xfone 018 and Tikshoov Digital Ltd. (“Tikshoov”) and a certain Agreement dated December 11 2008, entered into by and between Xfone 018 and Tikshoov (the “Agreement”).  Pursuant to the Contract, Xfone 018 provides telephone services to Tikshoov for participants in a television call-in game show. Xfone 018 collects the telephone service fees from the participants and delivers the fees to Tikshoov, after deducting applicable monthly fees and costs.  Pursuant to the Guarantee, if for any reason Xfone 018 fails to comply with its obligations under the Contract and pursuant to the Agreement in whole or in part, we will pay to Tikshoov directly any amounts due and outstanding.  We have agreed to make any payments pursuant to the Guarantee within three (3) business days upon Tikshoov's first demand, without deducting any amounts that we may claim from Tikshoov and free of any taxes or withholdings.  The Guarantee terminates and becomes null and void upon the full satisfaction of Xfone 018's obligations.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

20.4% and 10.2% of our revenues in the 2008 were derived from our U.K. and Israeli operations, respectively, compared to 54.3% and 18.3% in the same period, in 2007. In 2008, approximately 37.4% of the direct traffic costs in Israel were in GBP and the rest were in NIS compared to 32% in the same period in 2007. We believe that the U.S. and Israeli portions of our revenues will increase in 2009.

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

Notwithstanding having our Bonds stated in NIS and linked to the Israeli Consumer Price Index, during 2008, the revaluation of the NIS in relation with the U.S. dollar and the inflation increased our outstanding debt by approximately $765,000 and $1,119,000 respectively. We may use foreign currency exchange contracts and other derivatives instruments to be the appropriate tool for managing such exposure.

Inflation in any of the countries where we operates would affect our operational results if we will not be able to match our revenues with growing expenses caused by inflation.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Xfone, Inc. and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2008
CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Xfone, Inc.

We have audited the accompanying consolidated balance sheets of Xfone, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Xfone 018, Ltd., a 69% owned subsidiary, which statements reflect 4.7% of total consolidated assets as of December 31, 2008 and 10.2% of consolidated revenues for the year ended December 31, 2008. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Xfone 018, Ltd. as of December 31, 2008 and 2007 and for the years then ended is based solely on the report of the other auditor.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, and based on that of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xfone, Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP
Stark Winter Schenkein & Co., LLP
Denver, Colorado
March 31, 2009

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Xfone 018 Ltd.

We have audited the accompanying balance sheets of Xfone 018 Ltd. ("the Company") as of December 31, 2008 and 2007 and the related statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the result of the operations, shareholders' equity (deficiency) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.
Yarel + Partners C.P.A (Isr.) /s/ Yarel + Partners
Tel-Aviv, Israel March 26, 2009	An Independent Member of BKR International

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

CURRENT ASSETS:

Cash	$3,078,474	$5,835,608
Restricted cash	-	25,562,032
Accounts receivable, net	7,834,003	5,886,499
Prepaid expenses and other receivables	4,291,637	3,554,431
Deferred taxes	2,795,473	430,876

Total current assets	17,999,587	41,269,446

INVENTORY	302,547	-

MINORITY INTEREST	-	7,190

BONDS ISSUANCE COSTS	1,696,278	1,753,503

DEFERRED TAXES	2,146,010	16,018

OTHER LONG TERM ASSETS	474,408	306,540

FIXED ASSETS, NET	50,020,597	5,747,758

OTHER ASSETS, NET	3,051,839	1,076,784

GOODWILL	27,413,481	16,872,088

Total assets	$103,104,747	$67,049,327

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2008	2007

CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$5,295,014	$1,094,339
Trade payables	9,689,330	8,287,420
Other liabilities and accrued expenses	7,674,870	5,322,045
Current maturities of obligations under capital leases	288,688	89,654
Current maturities of bonds	3,492,127	3,268,476

Total current liabilities	26,440,029	18,061,934

DEFERRED TAXES	8,362,920	1,103

NOTES PAYABLE, NET OF CURRENT MATURITIES	4,113,093	1,013,808

BONDS PAYABLES	20,062,127	22,083,892

OBLIGATIONS UNDER CAPITAL LEASES	307,596	31,893

OTHER LONG TERM LIABILITIES	537,252	-

SEVERANCE PAY	122,362	148,600

MINORITY INTEREST	214,795	-

Total liabilities	60,160,174	41,341,230

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value:
75,000,000 shares authorized December 31, 2008;
13,467,928 and 18,376,075 issued and outstanding at December 31, 2007 and December 31, 2008, respectively	18,376	13,468
Additional paid-in capital	43,312,744	26,494,985
Foreign currency translation adjustment	(2,953,651)	(1,564,814)
Stock compensation fund	(539,746)	(295,155)
Retained earnings	3,106,850	1,059,613

Total shareholders' equity	42,944,573	25,708,097

Total liabilities and shareholders' equity	$103,104,747	$67,049,327

Xfone, Inc. and Subsidiaries

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2008	2007

Revenues	$90,338,980	$44,723,934
Cost of revenues	47,132,313	19,626,322

Gross profit	43,206,667	25,097,612

Operating expenses:
Research and development	60,094	47,609
Marketing and selling	12,422,391	10,886,883
General and administrative	25,720,376	12,335,759
Non- recurring loss	189,610	2,856,803

Total operating expenses	38,392,471	26,127,054

Operating profit (loss)	4,814,196	(1,029,442)
Financing expenses, net	(2,862,132)	(515,562)
Equity in income of affiliated company	-	132,867

Income (loss) before minority interest and taxes	1,952,064	(1,412,137)

Minority interest	(221,985)	(297,860)

Income (loss) before taxes	1,730,079	(1,709,997)

Income tax benefit (expense)	317,158	426,105

Net income (loss)	$2,047,237	$(1,283,892)

Basic net profit (loss) per share	$0.116	$(0.109)

Diluted net profit (loss) per share	$0.116	$(0.109)

Weighted average number of shares used for computing:
Basic profit (loss) per share	17,624,249	11,777,645

Diluted profit (loss) per share	17,624,249	11,777,645

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2007 and 2008

	Number of Ordinary Shares	Common Stock	Additional pain in capital	Foreign currency translation adjustments	Deferred Stock Compensation	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2007	11,153,817	$11,154	$19,009,693	$(1,380,701)	$(511,393)	$2,343,505	$19,472,258
Amortization of deferred compensation	-	-	-	-	216,238		216,238
Stock issued during the period, net of issuance expenses :
For services
For cash	2,294,828	2,295	6,489,955	-	-	-	6,492,250
For acquisitions	20,026	20	(20)	-	-	-	-
Exercise of options	6,300	6	22,044	-	-	-	22,050
Shares cancelled	(7,043)	(7)	7	-	-	-	-
Currency translation	-	-	-	(184,113)	-	-	(184,113)
Net loss	-	-	-	-	-	(1,283,892)	(1,283,892)

Balance at December 31, 2007	13,467,928	$13,468	$26,494,985	$(1,564,814)	$(295,155)	$1,059,613	$25,708,097

Balance at January 1, 2008	13,467,928	13,468	26,494,985	(1,564,814)	(295,155)	1,059,613	25,708,097
Deferred stock compensation, net			2,312,263		(899,756)		1,412,507
Amortization of deferred compensation					655,165		655,165
Stock issued during the period, net of
of issuance expenses :
For cash	2,600,000	2,600	8,029,901				8,032,501
For acquisitions	2,366,892	2,367	6,461,169				6,463,536
Exercise of options	4,105	4	14,363				14,367
Shares cancelled	(62,850)	(63)	63				-
Fair value of warrants granted to bonds holders							-
Currency translation				(1,388,837)			(1,388,837)
Net income						2,047,237	2,047,237

Balance at December 31, 2008	18,376,075	$18,376	$43,312,744	$(2,953,651)	$(539,746)	$3,106,850	$42,944,573

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31 ,
	2008	2007
Cash flow from operating activities:
Net income (loss)	$2,047,237	$(1,283,892)
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,979,915	1,211,798
Compensation in connection with the issuance of warrants and options issued for professional services	655,165	216,238
Minority interest	221,985	297,860
Accrued interest and exchange rate on bonds	(2,843,410)	-
Changes in earnings of equity investments	-	(132,868)
Decrease (increase) in account receivables	772,021	2,796,353
Decrease (increase) in inventories	58,833	-
Decrease (increase) in long term receivables	111,316	373,258
Increase in prepaid expenses and other receivables	(1,075,683)	(1,703,548)
Increase (decrease) in trade payables	2,420,775	663,601
Decrease in accrual for non-recurring loss	(3,689,394)	-
Increase (decrease) in other liabilities and accrued expenses	(1,159,826)	2,523,797
Increase (decrease) in severance pay	(27,973)	57,160
Decrease in deferred taxes	1,929,295	(180,026)

Net cash provided by (used in) operating activities	3,400,256	4,839,731

Cash flow from investing activities:
Investment in short- term deposit	-	(24,998,173)
Proceeds from short term deposit	27,467,049	-
Purchase of other assets		-
Purchase of equipment	(8,446,396)	(1,322,908)
Non recurring acquisition expenses	(189,610)	-
Change in prepaid acquisition costs	-	(479,502)
Change in long- term receivables	493,752	-
Acquisition of Auracall		(612,607)
Acquisition of minority interest in Story Telecom, Inc.	(690,207)	-
Acquisition of NTS Communications, Inc. including acquisition expenses	(38,640,829)	-

Net cash (used in) investing activities	(20,006,241)	(27,413,190)

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS (Continued)

	Years Ended
	December 31 ,
	2008	2007

Cash flow from financing activities:
Repayment of long term loans from banks and others	(2,044,053)	(274,796)
Increase in capital lease obligation	203,490	(105,968)
Increase (decrease) in short-term bank credit, net	4,069,338	(1,821,597)
Proceeds from long term loans from banks	3,143,525	199,437
Repayment of bonds	(3,318,309)	-
Repayment of convertible notes	(914,942)	(776,283)
Issuance of bonds, net of issuance expenses	-	22,821,827
Proceeds from exercise of options	14,368	22,050
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	14,496,038	7,465,555
Net cash provided by (used in) financing activities	15,649,455	27,530,225

Effect of exchange rate changes on cash and cash equivalents	(1,800,604)	(339,550)
Net increase (decrease) in cash and cash equivalents	(2,757,134)	4,617,216

Cash and cash equivalents at the beginning of year	5,835,608	1,218,392
Cash and cash equivalents at the end of year	$3,078,474	$5,835,608

The accompanying notes are an integral part of these consolidated financial statements

Supplemental disclosure of cash flows activities:

Cash paid for:

Interest paid	$3,065,042	$129,308

Tax paid	$2,262	$986

Non-cash transactions:

Purchase of fixed assets	$-	$830,000

Acquisition of assets and liabilities of Cybergate, Inc.	$500,000	$-

Purchase of fixed assets via capital lease	$-	$26,510

Capitalization of finance expenses related with acquisition costs of NTS Communications	$955,016	$213,179

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

Note 1 - Organization and Nature of Business

A.
Xfone, Inc. ("Xfone" or "the Company") was incorporated in Nevada, U.S.A. in September 2000 and is a provider of voice, video and data telecommunications services, including: local, long distance and international telephony services; video; prepaid and postpaid calling cards; cellular services; Internet services; messaging services (Email/Fax Broadcast, Email2Fax and Cyber-Number); and reselling opportunities, with operations in the United States, United Kingdom and Israel. Xfone serves customers worldwide.

Xfone's holdings in subsidiaries as of December 31, 2008 were as follows:

●
NTS Communications, Inc. and its six wholly owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers Inc., and NTS telephone Company, LLC and NTS management Company, LLC (collectively "NTS") - wholly owned U.S. subsidiary.

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

B.
On July 12, 2007, Story Telecom Limited (“Story Telecom UK”) notified Mr. Davison, its Managing Director, that it was terminating his employment, effective as of September 10, 2007. On July 25, 2007, the Company received notification of a claim filed on July 23, 2007 by Mr. Davison with the United Kingdom Employment Tribunals against Story Telecom UK, alleging wrongful termination of his employment as Managing Director. The claim did not seek any specific damages. On August 21, 2007, Story Telecom UK responded to the United Kingdom Employment Tribunal by rejecting Mr. Davison's claim.

On March 25, 2008, Story Telecom UK settled the above mentioned claim.

In connection with the settlement, the Company purchased the shares of common stock of Story Telecom, Inc., the parent company of Story Telecom UK ("Story Telecom US"), owned by Mr. Davison and by Trecastle Holdings Limited, a company owned and controlled by Mr. Davison, which increased the Company's ownership interest in Story Telecom US from 69.6% to 100%. The aggregate purchase price was £270,000 ($538,083). As a result, Story Telecom US became a wholly owned subsidiary of the Company.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

Note 1 - Organization and Nature of Business (Cont.)

As part of the settlement, Story Telecom UK agreed to pay Mr. Davison £30,000 ($59,787) as compensation for loss of employment, which payment was made without admission of liability.  In addition, Mr. Davison filed a Withdrawal of Claim with the United Kingdom Employment Tribunal on March 31, 2008.

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

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

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

The purchase price for the acquisition was approximately $42,000,000 (excluding acquisition related costs), plus (or less) (i) the difference between NTS’ estimated working capital and the working capital target for NTS as set forth in the Purchase Agreement, and (ii) the difference between amounts allocated by NTS for its fiber optic network build-out project anticipated in Texas and any indebtedness incurred by NTS in connection with this project, each of which was subject to the Company’s advance written approval.  After applying this formula, the final aggregate purchase price was calculated as $41,900,000, and was paid by the Company as follows: $35,414,715 was paid in cash; and 2,366,892 shares of the Company’s common stock, were issued to certain NTS Shareholders who elected to reinvest all or a portion of their allocable sale price in the Company’s Common Stock, pursuant to the terms of the Purchase Agreement. The Company’s Board of Directors determined, in accordance with the Purchase Agreement, the number of shares of the Company’s Common Stock to be delivered to each participating NTS Shareholder by dividing the portion of such NTS Shareholder’s allocable sale price that the NTS Shareholder elected to receive in shares of the Company’s Common Stock by 93% of the average closing price of the Company’s Common Stock on the NYSE Amex LLC (formerly, the American Stock Exchange and the NYSE Altermext US, LLC) for the ten consecutive trading days preceding the trading day immediately prior to the Closing Date (i.e., $2.74). The aggregate sales price reinvested by all such NTS Shareholders was $6,485,284.

On April 25, 2008, the Company entered into a Third Amendment to the purchase agreement, pursuant to which the Company agreed to an extension of time for the calculation and payment of the post closing working capital adjustment under the Purchase Agreement.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

Note 1 - Organization and Nature of Business (Cont.)

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of February 26, 2008: *

NTS Communications, Inc.
Current Assets, excluding cash acquired	$5,913,441
Fixed assets	39,631,997
Total Assets acquired	45,545,438

Current liabilities	8,076,113
Long Term liabilities	9,317,151
Total liabilities acquired	17,393,264

Net assets assumed	$28,152,174

Acquired net assets (100%)	$28,152,174

Purchase price:
Cash paid, net(**)	$34,860,668
Fair market value of stock and options issued	1,412,507
Acquisition costs	4,081,154
Total	40,354,329

Customer Relationship	2,344,000

License	250,000

Goodwill	$9,608,155

* Allocation period has been ended ** Includes $6,485,284 that was received for the issuance of 2,366,892 shares of the Company's common stock.

D.
On November 26, 2008, Xfone USA, Inc., entered into a Sale and Purchase Agreement (the “Agreement”) with Cybergate, Inc. (“Cybergate”), pursuant to which Xfone USA purchased all of Cybergate’s operations. Cybergate is a provider of Internet services including Internet access, web and server hosting, data services and e-mail. The purchase price was an amount equal to 50% of collected receivables derived from Cybergate's operations up to $500,000, which is to be paid to Cybergate in monthly installments equal to 50% of the prior month’s collected receivables derived from Cybergate's operations as the same shall be billed on a regular basis by Xfone USA.  The Agreement and the closing of the sale and purchase have an effective date of November 1, 2008.  The acquisition was not significant from an accounting perspective.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

Note 2 -   Significant Accounting Policies

The financial statements are prepared in accordance with generally accepted accounting principles in the United States. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are as follows:

A.	Principles of Consolidation and Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. A minority interest in the loss of a subsidiary will be recorded according to the respective equity interest of the minority and up to its exposure and/or legal obligation to cover the subsidiary losses in case of equity reduced to zero or below.

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

At December 31, 2007 restricted cash include proceeds from the issuance of securities to Israeli institutional investors, for total gross proceeds of NIS 100,382,100 (approximately $25,562,032) par value bonds (Series A). The proceeds were invested in weekly interest-bearing deposits and were transferred to the Company's control upon the fulfillment of the following conditions: (i) that the Company raised an aggregate of at least $20.0 million in equity financings; and (ii) that the conditions for the consummation of the acquisition of NTS Communications, Inc had been met. These conditions were satisfied during February 2008.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007
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

As of December 31, 2008 and 2007 the accounts receivable are presented net of an allowance for doubtful accounts of $1,251,946 and $1,090,572 respectively. Bad debt expenses for the years ended December 31, 2008 and 2007 are $1,058,803 and $641,477 respectively.

E.	Fixed Assets

Fixed Assets are stated at cost. Depreciation is calculated based on a straight-line method over the estimated useful lives of the assets. Annual rates of depreciation are as follows:

Useful Life
Communication equipment	3-15 years
Fiber Network	30 years
Construction Equipment	5 years
Equipment held under lease	4-15 years
Office furniture and equipment	5-15 years
Development costs	3 years
Computer equipment	5-7 years
Motor vehicles	4-5 years
Building and plant	4-30 years

Depreciation expenses amounted to $3,319,725 and $1,044,722 for the years ended December 31, 2008 and 2007, respectively.

F.	Other Intangible Assets

Other intangible assets with determinable lives consist of license to provide communication services in Israel and are amortized over the 20 year term of the license.

Customer relations and trade name related to mergers and acquisitions are amortized over a period between 2-13 years from the date of the purchase.

Amortization expenses amounted to $660,190 and $167,076 for the years ended December 31, 2008 and 2007, respectively.
The amortizations for the next four years are as follows:

2009	$750,479
2010	663,112
2011	572,862
2012	604,329
2,590,782

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007
Note 2 -   Significant Accounting Policies (Cont.)

G.	Long-Lived Assets

The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment, and intangible assets with determinable lives) whenever event or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and, economic projections and anticipated cash flows. Impairment, if any, is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and periodically revises such estimates based on current events. At December 31, 2008, the Company believes its long- lived assets are recoverable.

H.	Revenue Recognition

The Company's source of revenues results from charges to customers for the call minutes they use while on the Company's telecommunications system. Such revenues are recognized at the time this service is rendered. Amounts prepaid by customers are deferred and recorded as a liability and then recorded as revenue when the customer utilizes the service. Messaging services customers are charged on a per minute basis, per fax page or email. Commissions to agents are accounted as marketing costs for the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

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

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007
N.	Reclassification

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

O.	Inventory

Inventories consist primarily of telephone equipment available for sale and are stated at cost using the "First-In-First-Out" method.

P.	Recent Accounting Pronouncements

1.
In May 2008, the FASB issued FAS 163 (“FAS 163”), “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”.  This Statement interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement.  FAS 163 is not expected to have a material impact on the Company’s consolidated financial statements.

2.
In May 2008, the FASB issued FAS 162 (“FAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Although this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” FAS 162 is not expected to have a material impact on the Company’s consolidated financial statements.

3.
In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets (“FAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not determined the impact, if any, of the adoption of FSP FAS 142-3.

4.
Effective January 1, 2008, we adopted the provisions of FAS 157, Fair Value Measurements, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b.  The partial adoption of FAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.  FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2,  Effective Date of FASB Statement No. 157,  which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

5.
In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,  which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under FAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. FAS 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of FAS 161 may have on our financial statements.

6.
Effective January 1, 2008, we adopted the provisions of FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.  FAS 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings.

7.
In December 2007, the FASB issued FAS 141R, Business Combinations, which replaces FAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

8.
In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FAS 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of FAS 160 may have on our financial statements.

Note 3 - Prepaid Expenses, Other Receivables and Deposits

	December 31
	2008	2007
Prepaid acquisition costs	-	692,681
Unbilled revenues	1,211,445	280,364
Prepaid expenses	1,411,368	1,453,910
Tax authorities	736,702	331,105
Other receivables	932,122	796,371
	$4,291,637	$3,554,431

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

 Note 4 - Fixed Assets

	December 31
	2008	2007
Cost
Communication equipment	$68,614,751	$	,214,315
Fiber network	31,579,191		-
Construction equipment	2,652,294		-
Equipment held under capital lease	2,184,224		103,392
Office furniture and equipment	4,765,127		2,121,971
Development costs	10,208,181		781,614
Computer equipment	519,865		686,955
Motor vehicles	955,384		179,041
Building and plant	7,636,405		685,730
	129,115,422		9,773,018

Accumulated Depreciation
Communication equipment	56,902,873		1,372,233
Fiber network	7,861,254
Construction equipment	2,049,532
Equipment held under capital lease	1,756,484		24,267
Office furniture and equipment	327,004		1,690,335
Development costs	8,163,705		344,800
Computer equipment	303,303		414,712
Motor vehicles	726,338		30,324
Building and Plant	1,004,332		148,589
	79,094,825		4,025,260

	$50,020,597		$5,747,758

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007
Note 5 - Other Assets

	December 31
	2008	2007
Cost:
Goodwill	27,413,481	16,872,088
Customer relations	3,326,448	982,448
Trade name	73,478	73,478
License	619,015	330,365
	31,432,422	18,258,379

Accumulated amortization:
Customer relations	855,776	232,475
Trade name	27,573	17,145
License	83,753	59,887
	967,102	309,507

Other assets, net	30,465,320	17,948,872

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

Note 6 - Other Liabilities and Accrued Expenses

	December 31
	2008	2007
Corporate taxes	322,321	62,648
Government authorities	2,094,946	372,156
Payroll and other taxes	951,296	94,232
Accrued expense	3,953,890	4,495,861
Deferred revenues	202,595
Others	149,822	297,148
	7,674,870	5,322,045

Note 7 - Notes Payable

	Annual Interest
	rate	December 31
		2008	2007
Convertible note (1)	Prime + 1.5%	-	623,643
Note payable to others	5% - 8%	555,271	327,587
Bank loan	0%	-	50,120
Bank Loan	WSJ Prime	2,502,642	-
Loans payable over 3-5 years	Prime + 1.0%	363,553	615,041
Loan (2)	Israeli Consumer Price Index + 4.0%	512,333	491,756
Non-recourse loan (3)	2.75%	1,404,971	-
		5,338,770	2,108,147

less current portion		1,225,677	1,094,339

Long term portion		4,113,093	1,013,808

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007
Note 7 - Notes Payable (Cont.)

1.
On September 27, 2005, a Securities Purchase Agreement (the "Securities Purchase Agreement") was entered into for a $2,000,000 financial transaction by and among the Company, Xfone USA, Inc., eXpeTel Communications, Inc., Gulf Coast Utilities, Inc. and Laurus Master Fund, Ltd. The investment, which took the form of a Convertible Term Note secured by the Company's United States assets, had a 3 year term and bore interest at a rate equal to prime plus 1.5% per annum. The Term Note was convertible, under certain conditions, into shares of the Company's common stock at an initial conversion price equal to $3.48 per share. In conjunction with this financial transaction, the Company issued to Laurus Master Fund 157,500 warrants which are exercisable at $3.80 per share for a period of five years. The closing of the financial transaction was on September 28, 2005. The Securities Purchase Agreement provides that for so long as twenty five percent (25%) of the principal amount of the Term Note was outstanding, the Company, without the prior written consent of Laurus Master Fund, could not, and could not permit any of the Subsidiaries (as defined in the Securities Purchase Agreement) to directly or indirectly declare or pay any dividends, other than dividends paid to the Company or any of its wholly-owned Subsidiaries. The Term Note was fully paid off in cash on September 26, 2008.

2.
According to an agreement between the Company, Xfone 018 Ltd. and the Company’s 26% minority interest partner in Xfone 018 (the “Minority Partner”), the Minority Partner provided in the fourth quarter of 2004, a shareholder loan of approximately $400,000 to Xfone 018 (the “Minority Partner Loan”). The Minority Partner Loan was established for four years, unless otherwise agreed between the parties, with annual interest of 4% and linkage to the Israeli Consumer Price Index.  As of December 31, 2008, the balance of the Minority Partner Loan is 1,947,890 NIS ($512,333). On March 26, 2009, upon a resolution of Xfone 018's Board of Directors of same date, the Minority Partner Loan was partially paid off by way of set-off with a NIS 343,680 (approximately $81,325) loan that Xfone 018 provided the Minority Partner on December 24, 2008.

3.
NTS Telephone Company, LLC, a wholly owned subsidiary of NTS Communications, Inc. has received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million, 17-year debt facility to complete a telecommunications overbuild project in Levelland, Texas. The RUS loan is non-recourse to NTS and all other NTS subsidiaries and is cost-of-money loan, bearing interest at the average rate for 10-year U.S. Treasury obligations. Advances are requested as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The current average rate is approximately 2.75%.

The notes payable mature as follows:

Year
2009	$1,225,6771
2010	2,257,774
2011	148,204
2012	71,674
2013 and therefter	1,635,441
$5,338,770

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

Note 8- Bonds

A.	Issuance of Bonds

On December 13, 2007, the Company issued a total of NIS 100,382,100 ($25,562,032) Series A Bonds (the “Bonds”) to Israeli institutional investors. The principal of the Bonds is repaid in 8 equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). On November 11, 2008 (the “Date of Listing”), the Bonds commenced trading on the TASE. From the Date of Issuance until the Date of Listing, the Bonds accrued annual interest at a rate of 9%. As of the Date of Listing, the interest rate for the unpaid balance of the Bonds was reduced by 1% to an annual interest rate of 8%. The interest on the Bonds is paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive).  The principal and interest of the Bonds is linked to the Israeli Consumer Price Index.

Additionally, the Company issued the holders of the Bonds, for no additional consideration, 956,020 (non-tradable) Warrants, each exercisable at an exercise price of $3.50 with a term of 4 years, beginning on September 2, 2008.

The Company attributed the composition of the proceeds from the offering as follows:

Bonds Series A	$24,588,726
Stock Purchase Warrants (1)	973,306
Total	$25,562,032

(1)	Presented as part of shareholders' equity.

B.	Aggregate maturities are as follows:

2009	$3,492,127
2010	$3,343,688
2011	$3,343,688
2012 and thereafter	$13,374,751

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007
Note 9 - Capital Lease Obligations

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense.

Future minimum lease payments under capital leases as of December 31, 2008 are:

2009	$288,688
2010	158,738
2011	127,158
2012	21,700

Total	$596,284

Total minimum lease payments	$637,697
Less: amount representing interest	(41,413)

Present value of net minimum lease payment	$596,284

Note 10- Employee Benefit Plan

The Company maintains an employee's savings and retirement plan under Section 401(k) of the Internal Revenue Code. All full-time U.S.  employees who have completed six months of service become eligible to participate in the semi-annual plan that is nearest to their entry dates. The Company's contribution to the plan, as determined by the Board of Directors, is discretionary and is limited to a portion of the employee's contribution. The Company contributed $409,981 and $33,313 during the years ended December 31, 2008 and 2007, respectively.

Note 11 - Income Taxes

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

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

 The following table reflects the Company's deferred tax assets and (liabilities):

	December 31
Deferred Tax Liabilities:	2008	2007
Accelerated tax write off of fixed assets	8,362,920	1,103

Deferred Tax Assets:
Carry forward losses	3,604,417	363,768
Accrued vacation and severance pay	1,337,066	67,108

Net deferred taxes liabilities	3,421,437	429,773

The provision for income taxes differs from the amount computed by applying the statutory income tax rates to income before taxes as follows:

	December 31
	2008	2007
Income tax computed at statutory rate	588,225	(628,809)

Effect of tax authority adjustments	27,651	35,642
Current income (losses) for which no deferred tax expense (benefit) has been recorded	-	39,860
Difference between income reported for tax purposes and income for financial reporting purposes - net	307,401	30,073
Deferred taxes on losses (utilization of losses)	(553,545)	(506,877)
Taxes on losses for which a valuation allowance was not provided		603,686
Taxes in respect of prior years	(52,574)	320
Provision for income taxes	317,158	(426,105)

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007
Note 12 - Contingent Liabilities, Commitments and Guarantees

Contingent liabilities

A. Commitments

1.
Pursuant to a Company’s Board of Directors’ resolution dated December 25, 2006, on March 28, 2007, the Company and its Chairman of the Board, Mr. Abraham Keinan entered into a consulting agreement, to be effective as of January 1, 2007 (the “Keinan Consulting Agreement”).
The Keinan Consulting Agreement provides that Mr. Keinan shall render the Company advisory, consulting and other services in relation to the business and operations of the Company (excluding its business and operations in the United Kingdom).
In consideration of the performance of the Services pursuant to the Keinan Consulting Agreement, the Company initially paid Mr. Keinan a monthly fee of £10,000 ($14,160), which was increased by the Board of Directors following the recommendation of the Audit Committee and the Compensation Committee to £16,000 ($22,656) effective as of June 1, 2008 (the “Fee”). In addition to the Fee, the Company shall pay directly and/or reimburse Mr. Keinan for his Expenses.

2.
Pursuant to a Company’s Board of Directors’ resolution dated December 25, 2006, on March 28, 2007, the Company and its President, CEO and Director, Mr. Guy Nissenson entered into a consulting agreement, to be effective as of January 1, 2007 (the “Nissenson Consulting Agreement”).
The Nissenson Consulting Agreement provides that Mr. Nissenson shall render the Company advisory, consulting and other services in relation to the business and operations of the Company (excluding its business and operations in the United Kingdom).
In consideration of the performance of the Services pursuant to the Nissenson Consulting Agreement, the Company shall pay Mr. Nissenson a monthly fee of £10,000 ($14,160), which was increased by the Board of Directors following the recommendation of the Audit Committee and the Compensation Committee to £16,000 ($22,656) effective as of June 1, 2008 (the “Fee”). In addition to the Fee, the Company shall pay directly and/or reimburse Mr. Keinan for his Expenses.

3.
Mr. Haim Nissenson, father of Mr. Guy Nissenson, the Company’s President, Chief Executive Officer, and Director, is the Managing Director of Dionysos Investments (1999) Ltd. (“Dionysos”). Dionysos is owned and controlled by certain members of the Nissenson family, other than Mr. Guy Nissenson. On February 8, 2007, pursuant to the recommendations of the Audit Committee of the Company and the resolutions of its Board of Directors dated December 25, 2006 and February 4, 2007, the Company and Dionysos entered into a First Amendment (the “First Amendment”) to the Dionysos Consulting Agreement entered into with the Company on November 18, 2004. Pursuant to the First Amendment, Dionysos s was compensated by the Company for the Services provided to the Company in the amount of GBP 8,000 ($16,876) per month, beginning on January 1, 2007 and was entitled for a success fee for any investments in the Company made by Israeli investors during fiscal year 2007, provided such investments were a direct or indirect result of the Services provided to the Company. The success fee was equal to 0.5% (half percent) of the gross proceeds of such investments.

On January 28, 2008, in accordance with the recommendation of the Audit Committee and in recognition of and following the successful efforts of Dionysos in raising capital for the Company in Israel during 2007 the Board of Directors of the Company approved and confirmed by resolution the engagement of Dionysos to serve as the Company’s consultant for the fiscal year ended December 31, 2008 at the same level of compensation which was agreed to and paid for the fiscal year ended December 31, 2007.

On January 15, 2009, pursuant to the recommendation of the Audit Committee of the Company and the resolution of the Board of Directors, the Company and Dionysos entered into a Second Amendment to the Consulting Agreement (the “Second Amendment”).  The Second Amendment confirmed the automatic renewal of the Consulting Agreement for an additional two-year period and set the same compensation levels for fiscal 2009 and 2010 that were established for fiscal 2007 and 2008.  Accordingly, Dionysos will continue to be paid £8,000 (approximately $16,876), based on the exchange rate as of January 15, 2009) per month, plus reimbursements for expenses, and will receive a success fee of 0.5% of the gross proceeds for any investments in the Company made by Israeli investors during fiscal 2009 and/or 2010 that result from Dionysos’ services to the Company.

The parties also agreed that in or about December 2010, the Audit Committee and Board of Directors would review and reconsider for approval the above-mentioned compensation for any future term(s).

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007
4. Stock Purchase Agreement

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

•
Campbeltown Business will have the right to participate under the same terms and conditions in any investment or transaction that involve equity rights in Swiftnet or the Company conducted by Abraham Keinan at the relative ownership portion.

•	Keinan and Campbeltown Business have signed a right of first refusal agreement for the sale of their shares.

5.
The Company leases its facilities in the USA, UK, and Israel under operating lease agreement, which will expire in 2009 and thereafter. The minimum lease payments under non-cancelable operating leases are as follows:

Year ended December 31,

2009	$394,796
2010	208,603
2011	151,091
2012	132,238
2013 and thereafter	29,272
916,000

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

6.	The Company has commission agreements with various agents that are entitled to commission of approximately 5%-12% of the total sale amount after deduction of any bad debts.
B.
Royalties commitment

The Company has been granted license from the Ministry of Communication for the provision of international telecommunication services in Israel for 20 years until July 2024. At the end of each of the license period, the Minister of Communications may extend the period of the license for one or more successive periods of ten years.

According to the license terms, the Company is obligated to pay royalties to the State of Israel at the rate of 1.5% of the royalty-bearing income in 2009. The rate of these royalties will be reduced by 0.5% to a rate of 1% in 2010.  The Company's 26% minority interest partner in the Company’s Israeli subsidiary provided the State of Israel with a bank guarantee of NIS 10 million to ensure compliance with the provisions of the license.

Other Commitments
1.
The Board of Directors has resolved to indemnify the directors and officers of the Company in respect of damages that they may incur in connection with the Company being a public company, to the extent that these damages are not covered by the directors’ and officers’ liability insurance.

Liens and guarantees
1.
Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel in order to finance its activities. As of December 31, 2008, the credit facilities include a revolving credit line of 500,000 NIS ($118,315), a short-term credit line of 2,250,000 NIS ($532,418), and long-term credit line of 1,290,000 NIS ($364,098). In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS ($745,385) to procure equipment. In 2008, the credit facilities were secured with: (a) a floating charge on Xfone 018 assets, securities, banknotes, unissued capital stock, reputation, and any property and right including profits thereof Xfone 018 has or may have at any time and in any manner; (b) a fixed charge on its telecommunication equipment (including switches) and insurance rights thereof; (c) subordination of a Term Note of $800,000. This Term Note was executed in July 2004 by Xfone 018 in favor of the Company; (d) assignment of rights by way of pledge on the Partner Communications Company Ltd. contract, the Cellcom Israel Ltd. contract, the Pelephone Communications Ltd. contract, and the credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson, which includes a pledge on 1,000,000 shares of common stock of the Company owned by Mr. Keinan, and an undertaking to provide Bank Hapoalim with an additional financial guarantee of up to $500,000 under certain circumstances. The Company agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral; (f) The Company and Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank; (g) subordination of the Minority Partner Loan (as defined below). As of December 31, 2008, Xfone 018 has a balance due of 1,382,228 NIS ($363,552) under the foregoing credit facility.

On March 16, 2009, Xfone 018 assigned to the bank, by way of pledge, its rights pursuant to the agreement with the credit company Poalim Express Ltd. On March 17, 2009, Xfone 018 received the bank's approval for an increase in its short-term credit line to a total facility of 5,250,000 NIS ($1,242,310). Xfone 018 undertook to comply, as of March 31, 2009, with certain covenants concerning its capital and the annual ratio between its total liabilities and EBITDA.

On March 26, 2009 the Comapny received the bank's confirmation according to which the following guarantees are waived: (a) subordination of a Term Note of $800,000 (appears above as "(c)"); (b) a pledge on 1,000,000 shares of common stock of the Company owned by Mr. Keinan, and an undertaking to provide Bank Hapoalim with an additional financial guarantee of up to $500,000 under certain circumstances (appears above as "(e)"); and (c) subordination of the Minority Partner Loan(appears above as "(g)").

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

2.
According to an agreement between the Company, Xfone 018 Ltd. and the Company's 26% minority interest partner in Xfone 018 (the “Minority Partner”), the Minority Partner provided in 2004 a bank guarantee of 10,000,000 NIS ($2,366,303) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by the Company in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the agreement, the Company agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge.

3.
On November 5, 2007, Bank Hapoalim B.M. in Israel provided a bank guarantee of 322,500 NIS ($76,313) to the Ministry of Communications of the State of Israel in connection with a November 7, 2007 license to commence an experimental deployment of Local Telephone Services utilizing Voice over Broadband (VoB) technology, which was granted to Xfone 018. In connection with the bank guarantee, Xfone 018 executed an indemnification agreement in favor of Bank Hapoalim. The bank guarantee will expire on April 30, 2009.

4.
On December 11, 2008, the Company signed a Letter of Guarantee (the “Guarantee”), pursuant to which the Company agreed to guarantee the obligations of Xfone 018 under a certain contract dated March 13, 2008 (the “Contract”), entered into by and between Xfone 018 and Tikshoov Digital Ltd. (“Tikshoov”) and a certain Agreement dated December 11 2008, entered into by and between Xfone 018 and Tikshoov (the “Agreement”).  Pursuant to the Contract, Xfone 018 provides telephone services to Tikshoov for participants in a television call-in game show. Xfone 018 collects the telephone service fees from the participants and delivers the fees to Tikshoov, after deducting applicable monthly fees and costs.  Pursuant to the Guarantee, if for any reason Xfone 018 fails to comply with its obligations under the Contract and pursuant to the Agreement in whole or in part, the Company will pay to Tikshoov directly any amounts due and outstanding.  The Company has agreed to make any payments pursuant to the Guarantee within three (3) business days upon Tikshoov's first demand, without deducting any amounts that the Company may claim from Tikshoov and free of any taxes or withholdings.  The Guarantee terminates and becomes null and void upon the full satisfaction of Xfone 018's obligations.

5.	Guarantee provided in respect of lease of construction equipment by NTS Communications, in the amount of $7,397 as of December 31, 2008.
6.
Our U.S subsidiary, NTS Communications, Inc., has a $4,000,000 revolving line of credit. The note is secured by an assignment of all accounts receivable, with interest equal to the Wall Street Journal prime. The note was matured on March 10, 2009.

7.
Our U.S subsidiary, NTS Communications, Inc., has $3,083,533 notes payable for the purchase of certain fixed assets. These notes payable are secured by fixed assets in the form of installment loan agreements.

Note 13 - Capital Structure, Stock Options

1. Shares and Warrants

A.
The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The common stock has no pre-emptive or conversion rights or other subscription rights. There are no sinking fund provisions applicable to the common stock.

B.
On January 16, 2007, and in conjunction with a December 24, 2006 Securities Purchase Agreement the Company issued an aggregate of 172,414 warrants to Halman-Aldubi Provident Funds Ltd. and Halman-Aldubi Pension Funds Ltd. The warrants are exercisable on a one to one basis into restricted shares of the Company’s common stock, at an exercise price of $3.40, and have a term of five years. On February 1, 2007, and in conjunction with a December 24, 2006 Securities Purchase Agreement the Company issued an aggregate of 344,828 restricted shares of the Company’s common stock, at a purchase price of $2.90 per share, to Halman-Aldubi Provident Funds Ltd. and Halman-Aldubi Pension Funds Ltd.

C.
On March 20, 2007, following the closing of the acquisition of the assets of Canufly.net in 2006, and due to the satisfaction of certain earn out provisions in the Asset Purchase Agreement, the Company issued to the shareholders of Canufly.net additional 20,026 restricted shares of common stock and 14,364 warrants exercisable at $2.98 per share for a period of five years.

D.
On October 23, 2007, the Company entered into Subscription Agreements with 15 investors affiliated with Gagnon Securities, Inc. which agreed to purchase an aggregate of 1,000,000 shares of the Company's common stock at a price of $3.00 per share, for a total subscription amount of $3,000,000. The 1,000,000 shares were issued on November 6, 2007.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

Note 13 - Capital Structure, Stock Options (Cont.)
Shares and Warrants (Cont.)

E.
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

F.
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

G.
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

H.
In connection with the closing of the acquisition of NTS Communications, Inc. on February 26, 2008, the Company issued 2,366,892 shares of the Company’s Common Stock to certain former NTS Shareholders who elected to reinvest all or a portion of their allocable sale price in the Company’s Common Stock, pursuant to the terms of the NTS Purchase Agreement.  The Company’s Board of Directors determined, in accordance with the Purchase Agreement, the number of shares of the Company’s Common Stock to be delivered to each participating NTS Shareholder by dividing the portion of such NTS Shareholder’s allocable sale price that the NTS Shareholder elected to receive in shares of the Company’s Common Stock by 93% of the average closing price of the Company’s Common Stock on the American Stock Exchange (now NYSE Amex) for the ten consecutive trading days preceding the trading day immediately prior to the Closing Date (i.e., $2.74).  The aggregate sales price reinvested by all such NTS Shareholders was $6,485,284.

I.
On March 25, 2008, the Company issued the holders of the Bonds, for no additional consideration, 956,020 (non-tradable) warrants, each exercisable at an exercise price of $3.50 with a term of 4 years, commencing on September 2, 2008.

J.
On April 7, 2008, Rafael Dick, the former Managing Director of the Company's Israeli subsidiary Xfone 018 Ltd. exercised 4,105 of his outstanding options under the Company's 2004 Stock Option Plan, at an exercise price of $3.50 per share.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

Note 13 - Capital Structure, Stock Options (Cont.)
Shares and Warrants (Cont.)

K.
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

L.
On December 16, 2008 the annual meeting of stockholders approved and authorized the issuance of an aggregate of 321,452 warrants to purchase shares of the Company’s common stock to Wade Spooner, former President and Chief Executive Officer of Xfone USA, Inc., pursuant to the terms of a certain Separation Agreement and Release dated August 15, 2008 between Mr. Spooner, Xfone USA, Inc. and the Company, as well as the issuance of the aggregate 321,452 shares of the Company’s common stock upon exercise of such common stock purchase warrants. The issuance of the warrants is pending the Company’s receipt of a new approval from the Tel Aviv Stock Exchange.

M.
On December 16, 2008 the annual meeting of stockholders approved and authorized the issuance of an aggregate of 160,727 warrants to purchase shares of the Company’s common stock to Ted Parsons, former Executive Vice President and Chief Marketing Officer of Xfone USA, Inc., pursuant to the terms of a certain Separation Agreement and Release dated August 15, 2008 between Mr. Parsons, Xfone USA, Inc. and the Company, as well as the issuance of the aggregate 160,727 shares of the Company’s common stock upon exercise of such common stock purchase warrants. The issuance of the warrants is pending the Company’s receipt of a new approval from the Tel Aviv Stock Exchange.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

Note 13 - Capital Structure, Stock Options (Cont.)
Shares and Warrants (Cont.)

	Number of warrants	Weighted average exercise price
Warrants outstanding at the beginning of the year	6,104,159	$3.72
Granted	1,438,199	$3.5
Forfeited	(44,470)	$3.31
Warrants outstanding and exercisable at the end of the year	7,497,888	3.68

2. Stock Option Plan

A.
In November 2004, Xfone's Board of Directors approved the adoption of the principal items forming Xfone's 2004 stock option plan (The “2004 Plan”) for the benefit of employees, officers, directors, consultants and subcontractors of the Company including its subsidiaries. The 2004 Plan was approved by a special meeting of shareholders on March 13, 2006. The purpose of the 2004 Plan is to enable the Company to attract and retain the best available personnel for positions of substantial responsibility, to provide an incentive to such persons presently engaged with the Company and to promote the success of the Company business. The 2004 Plan provides for the grant of options an aggregate of 5,500,000 shares of Xfone's common stock. The 2004 Plan is administered by the board that determines the persons to whom options are granted, the number of options that are granted, the number of shares to be covered by each option, the options may be exercised and whether the options is an incentive or non-statutory option.

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

I.
On June 5, 2007, the Company’s Board of Directors approved a grant of 200,000 options to Brian Acosta, the Chief Technical Officer of Xfone USA, under the Company’s 2004 Plan. The options are granted under the following terms: Date of Grant - June 5, 2007; Exercise Price - $3.146 per share; Vesting Date - (a) 25,000 options on March 31, 2009; (b) 50,000 options on March 31, 2010; and (c) 125,000 options on March 31, 2011; Expiration Date - 5 years from the Vesting Date; Termination - in the event of termination of employment prior to the completion of Mr. Acosta’s second year of employment with Xfone USA, then 175,000 of the aforementioned options shall automatically terminate; in the event of termination of employment during Mr. Acosta’s third year of employment with Xfone USA, then 125,000 of the aforementioned options shall automatically terminate.

J.
On June 5, 2007, the Company’s Board of Directors approved a grant of 200,000 options to Hunter McAllister, the Vice President Business Development of Xfone USA, under the Company’s 2004 Plan. The options are granted under the following terms: Date of Grant  -  June 5, 2007; Exercise Price  -  $3.146 per share; Vesting Date  -  (a) 25,000 options on March 31, 2009; (b) 50,000 options on March 31, 2010; and (c) 125,000 options on March 31, 2011; Expiration Date  -  5 years from the Vesting Date; Termination  -  in the event of termination of employment prior to the completion of Mr. McAllister’s second year of employment with Xfone USA, then 175,000 of the aforementioned options shall automatically terminate; in the event of termination of employment during Mr. McAllister’s third year of employment with Xfone USA, then 125,000 of the aforementioned options shall automatically terminate.

K.
On October 28, 2007, the Company’s Board of Directors adopted and approved the Company’s 2007 Stock Incentive Plan (the "2007 Plan") which is designated for the benefit of employees, directors, and consultants of the Company and its affiliates. The 2007 Plan was approved on December 17, 2007, at an Annual Meeting of shareholders of the Company. The 2007 Plan authorizes the issuance of awards for up to a total of 8,000,000 shares of the Company’s common stock underlying such awards.

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

M.
On April 7, 2008, Rafael Dick, the former Managing Director of the Company's Israeli subsidiary Xfone 018 Ltd. exercised 4,105 of his outstanding options under the Company's 2004 Stock Option Plan, at an exercise price of $3.50 per share.

N.
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

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007
Note 13 - Capital Structure, Stock Options (Cont.)

Stock Option Plan (Cont.)
	Number of options	Weighted average exercise price
Options outstanding at the beginning of the year (a)	5,715,000	$3.65
Granted (b)	1,851,000	$3.75
Exercised	(4,105)	$3.50
Forfeited	(1,195,895)	$4.34
Options outstanding at the end of the year	6,366,000	$3.55

Options vested and exercisable	4,810,313	$2.74

Weighted average fair value of options granted		$1.24

(a)	Include options under contractual obligation as specified in note 13.2 (L)
(b)	Include options under contractual obligation as specified in note 13.2 (N)

The following table summarizes information about options vested and exercisable at December 31, 2008:

	Options vested and exercisable
Range price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
$2.794	1,050,000	4.16	$2.794
$3.146 – $3.500	3,760,313	2.27	$3.500

Note 14 - Earnings Per Share
	Year Ended December 31 , 2008
	Weighted Average
	Income	Shares	Per Share
			Amounts
Net Income	$2,047,237
Basic EPS:
Income available to common stockholders	$2,047,237	17,624,249	$0.116
Effect of dilutive securities:
Options and warrants (*)	-	-	-
Diluted EPS:
Income available to common stockholders	$2,047,237	17,624,249	$0.116

	Year Ended December 31 , 2007
	Weighted Average
	Income	Shares	Per Share
			Amounts
Net Income	$(1,283,892)
Basic EPS:
Income available to common stockholders	$(1,283,892)	11,777,645	(0.109)
Effect of dilutive securities:
Options and warrants (*)	-	-
Diluted EPS:
Income available to common stockholders	$(1,283,892))	11,777,645	(0.109)
(*) Anti-diluted

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

Note 15 - Related Party Transactions

	Years ended
	December 31,
	2008	2007
Campbeltown Business Ltd.:

Fees	$-	$4,302
Accrued Expenses	-	-

Abraham Keinan

Fees	263,181	254,350
Accrued expenses	46,696	20,050

Guy Nissenson

Fees	250,334	242,490
Accrued expenses	46,696	20,050

Auracall Limited:

Related revenues (*)	-	3,324,726
Commissions (*)	-	417,907

Dionysos Investments (1999) Limited:
Fees	151,016	183,363
Accrued Expenses	25,956	146,542

Balance:
Guy Nissenson	-	-
Abraham Keinan	-	(7,205)

(*) Amount represents the period for which Auracall Limited was not consolidated into the Company's financial reports.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

Note 16 - Economic Dependency and Credit Risk

A.
Certain Telecommunication operators act as collection channels for the Company. In 2008, the Company had two major collection channels, one in the U.K. and one in Israel. Collections through these channels accounted to approximately 4.4% and 4.9% of the Company’s total revenues in 2008, respectively, and 22% and 6% of the Company’s total revenues in 2007, respectively. With respect to collection of monies for the Company, these Telecommunication operators are not deemed to be customers of the Company.

B.
Approximately, 45%, 4.2% and 2% of the Company's purchases are from three suppliers for the year ended December 31, 2008, and 25%, 20%, 7% are from three suppliers for the year ended December 31, 2007.

Note 17 - Segment Information

The percentage of the Company's revenues is derived from the following geographical segments:

	Years Ended
	December 31,
	2008	2007
Revenues:
United Kingdom	$18,393,886	$24,263,610
United States	62,716,819	12,290,891
Israel	9,228,275	8,169,433

Total revenues	90,338,980	44,723,934

Cost of revenues
United Kingdom	7,745,190	10,696,915
United States	35,457,045	5,904,797
Israel	3,930,078	3,024,610

Total cost of revenues	47,132,313	19,626,322

Direct Gross Profit:
United Kingdom	10,648,696	13,566,695
United States	27,259,774	6,386,094
Israel	5,298,197	5,144,823

	43,206,667	25,097,612

Operating expenses:
United Kingdom	8,447,281	12,556,993
United States	23,603,645	6,466,501
Israel	4,109,450	2,963,461

	36,160,376	21,986,955

Operating Profit:
United Kingdom	2,201,415	1,009,702
United States	3,656,129	(80,407)
Israel	1,188,747	2,181,362

	7,046,291	3,110,657

Non- recurring loss	-	2,856,803

Expenses related to Headquarter in the US	2,232,095	1,283,296

Operating Income (Loss)	$4,814,196	$(1,029,442)

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 18, 2006, the Audit Committee of our Board of Directors, in accordance with its rotation of independent auditors policy, replaced Chaifetz & Schreiber, P.C. as our independent auditors and appointed Stark Winter Schenkein & Co., LLP (“SWS”), an independent member of BKR International, as our Company’s independent auditors. There were no reportable events, disagreements or dissatisfaction with Chaifetz & Schreiber to report as defined in Item 304(a)(2) of Regulation S-K. Chaifetz & Schreiber were replaced as part of our Company policy of rotating its lead and reviewing audit partners after five consecutive years. On January 31, 2006, we filed with the U.S. Securities and Exchange Commission an amended Current Report on Form 8-K disclosing the appointment of SWS as our new auditors. On December 28, 2006, our stockholders approved the appointment of SWS as our Independent Certified Public Accountants for the fiscal year ending December 31, 2006, and the first three quarters of the fiscal year ending December 31, 2007.

SWS served as our Independent Certified Public Accountants for the fiscal years ending December 31, 2006 and 2007, and for the first three quarters of the fiscal year ending December 31, 2008. On October 30, 2008, the Audit Committee approved the appointment of SWS as our Independent Certified Public Accountants for the fiscal year ending December 31, 2008, and the first three quarters of the fiscal year ending December 31, 2009.  On December 16, 2008, at our 2008 Annual Meeting of Shareholders, our stockholders approved the appointment of SWS for the ensuing year.

ITEM 9A.   CONTROLS AND PROCEDURES

(a)           Management’s Evaluation of Disclosure Controls and Procedures

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

(b)           Management’s Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

(c)           Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

The Board of Directors oversees our management and our business affairs in order to ensure that our stockholder’s interests are best served. Our Board does not involve itself in our day-to-day operations. It establishes with management the objectives and strategies to be implemented and monitors management’s general performance and conduct.

Our Board is comprised of the following nine members as of March 31, 2009:

Name of Director	Director Since:	Will next stand for re-election at the Annual Meeting of Stockholders in:
Abraham Keinan, Chairman of the Board	Inception	2011
Guy Nissenson, President and Chief Executive Officer	Inception	2011
Shemer Shimon Schwarz	December 19, 2002	2011
Eyal Josef Harish	December 19, 2002	2009
Aviu Ben-Horrin	November 23, 2004	2009
Itzhak Almog	May 18, 2006	2009
Morris Mansour	December 28, 2006	2009
Israel Singer	December 28, 2006	2009
Arie Rosenfeld	January 16, 2009	2009 (1)

(1)                 On January 15, 2009, the Company’s Board of Directors, pursuant to the recommendation of the Company's Nominating Committee of same date, appointed Mr. Rosenfeld as a director, effective as of January 16, 2009, to serve until standing for election at the next succeeding annual meeting of the Company’s shareholders and/or until his successor is duly elected and qualified or until his earlier resignation, removal or death. Mr. Rosenfeld was elected to fill one of the vacancies created by an increase, from eight to ten, of the maximum authorized number of directors on the Board of Directors, which was approved by the Company’s Board of Directors on January 15, 2009. Mr. Rosenfeld will stand for his first election by our stockholders at the 2009 Annual Meeting.

Biographical information for each director is set forth below under “Information Regarding the Current Directors and Executive Officers.”

Board Structure

On October 25, 2007, the Board adopted amendments to our Bylaws in order to, among other things, provide that the Board shall be comprised of not less than two (2), and no more than eight (8) directors, and to create a classified board by dividing the Board’s membership into three classes: Class A (three (3) directors), Class B (three (3) directors) and Class C (two (2) directors).  On December 17, 2007, our stockholders re-elected the eight directors then serving to Classes A, B and C created on October 25, 2007, to serve until re-elected or the election and qualification of their successors, or until their earlier resignation, removal or death.  The three classes had staggered terms of office and in accordance therewith, the Class A directors would serve for one year, and then would be up for re-election for a three-year term at the 2008 Annual Meeting of Stockholders, the directors serving in Class B of the Board would serve for two years, and then would be up for re-election for a three-year term at the 2009 Annual Meeting of Stockholders, and the directors serving in Class C of the Board would serve for three years, and then would be up for re-election for another three-year term at the 2010 Annual Meeting of Stockholders.

Subsequently, the Board of Directors re-evaluated the structure of the Board, and felt that it would be in the best interests of the Company and its stockholders if each director served for a one-year term only. Accordingly, on January 15, 2009, the Board of Directors approved and adopted the Company’s Reamended and Restated Bylaws (the “2009 Amended Bylaws”), which, among other things, de-classified the Board from its previous 3-class structure. The 2009 Amended Bylaws provided that each director elected or re-elected at an Annual Meeting of Stockholders would serve until the next Annual Meeting, except for Abraham Keinan, Guy Nissenson and Shemer Shimon Schwarz, who were re-elected at the Company’s 2008 Annual Meeting of Stockholders as Class A directors in accordance with the previous classified structure, and will therefore next stand for re-election at the 2011 Annual Meeting of Stockholders. The 2009 Amended Bylaws also increased the Board size to be comprised of not less than two (2) and no more than ten (10) directors.

Directors are elected at the annual meeting of stockholders by a plurality of votes and a separate vote for the election and/or re-election of directors shall be held at each annual meeting for each directorship having nominees for election and/or re-election at such annual meeting. Directors may resign at any time by delivering his/her resignation to the Chairman of the Board of Directors, such resignation to specify whether it will be effective at a particular time, upon receipt or at the pleasure of the Board of Directors (if no such specification is made, it shall be deemed effective at the pleasure of the Board of Directors). When one or more directors resigns from the Board of Directors, effective at a future date, a majority of the directors then in office, including those who have so resigned, shall have power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective, and each director so chosen shall hold office for the unexpired portion of the term of the director whose place shall be vacated and until his/her successor shall have been duly elected and qualified or until his earlier resignation, removal or death. Any director may be removed by the affirmative vote of not less than ninety percent (90%) of the outstanding shares of the Company then entitled to vote, with or without cause, at any time, at a special or an annual meeting of stockholders, or by a written consent.

Information Regarding the Current Directors and Executive Officers

The following table lists the current members of the Board of Directors and their current positions with the Company. It also includes information about our executive officers who are not directors. Our Board of Directors elects our executive officers. Biographical information for each director and executive officer is provided below.

Name	Age	Director / Officer
Abraham Keinan	59	Chairman of the Board of Directors, since our inception.
Guy Nissenson	34	Director, President and Chief Executive Officer since our inception.
Shemer S. Schwartz	34	Director, since December 19, 2002, and is an independent director and a member of our Audit Committee and our Compensation Committee.
Eyal J. Harish	56	Director, since December 19, 2002, and is an independent director since January 21, 2009.
Itzhak Almog	70	Director, since May 18, 2006, and is an independent director and Chairman of our Audit Committee and our Nominating Committee.
Aviu Ben-Horrin	60	Director, since November 23, 2004, and is an independent director.
Israel Singer	60	Director, since December 28, 2006, and is an independent director and a member of our Audit Committee.
Morris Mansour	61	Director, since December 28, 2006, and is an independent director and Chairman of our Compensation Committee and a member of our Nominating Committee.
Arie Rosenfeld	65	Director, since January 16, 2009, and is an independent director
Niv Krikov	38	Principal Accounting Officer since May 9, 2007 and Treasurer and Chief Financial Officer since August 13, 2007.

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

Mr. Shemer S. Schwartz has been a member of our Board of Directors since December 19, 2002, and is an independent director and a member of the Audit Committee and the Compensation Committee. Mr. Schwartz has been a Director of Xfone 018 since its inception in April 2004. Mr. Schwartz had been a Director of Xfone USA from March 2005 until February 2008. From March 2003 to January 2008, Mr. Schwartz was the co-founder and research and development expert of XIV Ltd., a data storage start up company located in Tel-Aviv, Israel. XIV Ltd. was acquired by IBM in January 2008 and since that time, Mr. Schwartz has led research and development of the XIV Ltd. storage project at IBM. From November 2001 to March 2003, Mr. Schwartz has been an Application Team Leader of RF Waves, an Israel based high technology company in the field of wireless communication. From 1996 to 2001, Mr. Schwartz was a Captain in the Research and Development Center of the Israel Defense Forces Intelligence. In July 1995, Mr. Schwartz received a BS degree in Physics and Mathematics from the Hebrew University in Jerusalem. In September 2003, Mr. Schwartz received an MS degree in Computer science from the Tel-Aviv University in Tel-Aviv, Israel.

Dr. Eyal J. Harish has been a member of our Board of Directors since December 19, 2002. Dr. Harish has been a Director of Xfone 018 since its inception in April 2004. Dr. Harish had been a Director of Xfone USA from March 2005 until February 2008. From 1982 to present, Dr. Harish has been in his own private practice in Israel as a dentist. Prior to becoming a dentist, from 1974 to 1980, Dr. Harish was an Administration Manager with Consortium Holdings, an Israel based communications company. Dr. Harish is the former brother-in-law of Mr. Keinan, our Chairman of the Board.

Mr. Itzhak Almog has been a member of our Board of Directors since May 18, 2006, and is an independent director and Chairman of the Audit Committee and the Nominating Committee. From 2002 until his retirement in 2007, Mr. Almog was an independent business consultant, specializing in international marketing and management. From 1993 to 2002, Mr. Almog was the President and CEO of Comverge Control Systems Ltd., an Israel based start up company, which developed innovative solutions for Electric Utilities. From 1990 to 1993, Mr. Almog was the President of Tasco Electronic Services, Inc., a US based Hi-Tech company, specializing in Automatic Test machines for commercial and military Aviation. Mr. Almog was an officer with the rank of Rear Admiral in the Israel Defense Forces and served in various commanding posts in the Israeli Navy. In 1980 Mr. Almog received a BA in Modern Middle East History from the Tel Aviv University in Tel Aviv. In 1984 Mr. Almog received a Master of Business Administration from the Tel Aviv University in Tel Aviv.

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

Mr. Arie Rosenfeld was appointed to the Board effective as of January 16, 2009, and is an independent director.  He is currently involved with a number of high-tech companies around the world. Since April 2008, Mr. Rosenfeld has served as Chairman of Software Imaging Ltd., an imaging software company in Oxford, U.K.  Mr. Rosenfeld also serves as managing partner of DOR Ventures s.c.a., a venture capital fund based in Brussels, Belgium (since May 2000), and strategic consultant to Dainippon Screen Manufacturing Co., a company providing manufacturing equipment to the semiconductor industry, based in Kyoto, Japan (since June 1996). Between May 2005 and December 2008, Mr. Rosenfeld served as Chairman of Printar Ltd., manufacturer of digital printing equipment for the PCB industry, based in Rehovoth, Israel.  From June 1997 to June 2007, Mr. Rosenfeld served as chairman of the board of XAAR plc, a supplier of ink-jet heads to industrial printer manufacturers in Asia, Europe and the U.S., based in Cambridge, U.K. (LSE: XAR).  From 1988 to 1995, Mr. Rosenfeld served as President, CEO and a director of Scitex Corporation Ltd., a multi-national company providing visual information communication products for the graphic arts and digital printing industries, headquartered in Israel.  Scitex Corporation Ltd. was later sold to Creo Products Inc. of Vancouver, Canada.  Mr. Rosenfeld has received an MBA from INSEAD in Fontainebleau, France, and a B.Sc. degree in electronics engineering from the Technion – Israel Institute of Technology in Haifa, Israel.

Mr. Niv Krikov has been our Vice President Finance since March 13, 2007, and our Principal Accounting Officer since May 9, 2007. On August 13, 2007, in accordance with a resolution of the Board of Directors of the Company, the Company elected Mr. Krikov, as its Treasurer and Chief Financial Officer. Following his election, Mr. Krikov no longer serves as Vice President Finance of the Company, but continues to serve as its Principal Accounting Officer. Prior to joining the Company, Mr. Krikov held the following financial and accounting positions: Corporate Controller of Nur Macroprinter Ltd., a publicly traded company (OTCBB: NURMF.PK) acting as a manufacturer of wide format digital printers, where Mr. Krikov was responsible, among other duties, for the preparation of all financial reports (2005 to March 2007); Controller and later Credit and Revenues Manager of Alvarion Ltd. (NASDAQ: ALVR), a developer and manufacturer of wireless communication equipment (2002 to 2005); Auditor at the Israeli public accounting firm of Kost Forer Gabbay & Kasierer, an affiliate of the international public accounting firm Ernst & Young (1997 to 2001). Mr. Krikov holds a B.A. degree in Economics and Accounting from the Tel Aviv University and a LL.M degree from the Faculty of Law at the Bar Ilan University and is licensed as a CPA in Israel.

Significant Employees

Mrs. Barbara Baldwin, 46 years of age, is President and Chief Executive Officer of NTS Communications and is President and Chief Executive Officer of Xfone USA, a position she was appointed to on February 28, 2008 replacing Wade Spooner.  Ms. Baldwin was appointed to the Board of Directors of NTS Communications on 1991 and to the Board of Directors of Xfone USA on February 28, 2008.  She also serves in the following capacities of the following subsidiaries of NTS: Director and Managing Member of NTS Management Company, LLC; President of Communications Brokers, Inc.; Director and President of NTS Construction Company; President of Midcom of Arizona, Inc.; and Director and President of Garey M. Wallace, Inc.  Ms. Baldwin also serves as Director and President of NTS Properties, LC, a former subsidiary of NTS Communications, and a Director of NTS Holdings Incorporated.  She has been employed by NTS Communications since 1982, and has held a variety of positions with NTS Communications, including being directly responsible for sales and marketing, management information systems, customer service and account administration.  She has served as President of NTS Communications since 1994 and as President and CEO of NTS Communications since 2000. Ms. Baldwin holds a B.B.A. and an M.B.A. from Texas Tech University in Lubbock, Texas.

Mr. Brad Worthington, 43 years of age, is Executive Vice President and Chief Operating Officer of NTS Communications.  Mr. Worthington had been a member of the Board of Directors of NTS Communications from 1994 through 2008. Mr. Worthington received his B.S. Ed. From Southwest Texas State University in 1987 and his J.D. from Texas Tech University School of Law in 1990.  He is licensed to practice law in the State of Texas.  Mr. Worthington is a member of the State Bar of Texas, and the Lubbock County Bar Association and is admitted to practice in the Federal District Court for the Northern District of Texas.  Mr. Worthington served as General Counsel for NTS Communications from 1990 until 2000.  As General Counsel Mr. Worthington was responsible for advising senior staff on various legal and regulatory issues, preparation and review of contracts, contract and business negotiations.  Mr. Worthington was named Executive Vice President in 1994 and Chief Operating Officer in 2000.  Mr. Worthington also serves in the following capacities of the following subsidiaries of NTS: Director and Managing Member of NTS Management Company, LLC; Secretary of Communications Brokers, Inc.; Secretary of NTS Construction Company; Secretary of Midcom of Arizona, Inc.; and Director and Secretary of Garey M. Wallace Company, Inc.  Mr. Worthington also serves as Director and Vice President of NTS Properties, LC, and Director of NTS Holdings Incorporated.

Mr. Jerry E. Hoover, 60 years of age, is Executive Vice President, Treasurer and Chief Financial Officer of NTS Communications and Treasurer of Xfone USA. Mr. Hoover graduated from Texas Tech University in 1971 and shortly afterward began a career in public accounting.  Mr. Hoover has been a Certified Public Accountant for over 30 years and for the last 20 years has worked with accounting issues unique to the telecommunications industry.  In addition, he has also taught accounting, taxation, and auditing at the university level.  Mr. Hoover was a principal in a major Lubbock accounting firm where he began doing work for NTS Communications in 1984.  He joined NTS Communications on an in-house basis in 1994 as Executive Vice President and Treasurer, and was named Chief Financial Officer in 2000.  Mr. Hoover also serves in the following capacities of the following subsidiaries of NTS: Director  and Manager of NTS Management Company, LLC; Treasurer of Communications Brokers, Inc.; Treasurer of NTS Telephone Company, LLC; Treasurer of Midcom of Arizona, Inc.; and Treasurer of Garey M. Wallace Company, Inc.  Mr. Hoover also serves as the Sole Manager of NTS Telephone Company, LLC; Director and Secretary Treasurer of NTS Properties, LC, and as Director of NTS Holdings Incorporated.

Mr. John Mark Burton, 44 years of age, was appointed as the Managing Director of Swiftnet at the completion of the acquisition of Equitalk.co.uk on July 3, 2006. He founded Equitalk.co.uk, the UK’s first fully automated e-telco, in 2000 and has been serving as its Managing Director since then. On August 3, 2006, Mr. Burton was appointed to the Board of Directors of Swiftnet. On August 7, 2006, Mr. Burton was elected as a Chairman to the Board of Directors of Story Telecom, Inc. and Story Telecom Limited (collectively, "Story Telecom"), and on March 31, 2008 he was appointed as Story Telecom's Managing Director. On August 14, 2007, Mr. Burton was appointed as Managing Director and appointed to the Board of Directors of Auracall. Prior to founding Equitalk, Mr. Burton founded Nexus Telecom Limited in 1995. Under his leadership as Managing Director, Nexus designed an award-winning server-based soft switch that gained UK Regulatory and IBM Approval. Prior to Nexus, Mr. Burton worked as Business Development Manager for Griffin International (a telecom messaging company). He has also served as R&D Manager at Nortel Networks with responsibility for engineers in the UK, US and Far East designing a next generation, open architecture PBX. Mr. Burton is a graduate of the University of Liverpool where he earned a BEng degree in Electronic Engineering. He holds an MBA from Cranfield School of Management and a CEng MIEE designation from the Institute of Electrical Engineers.  He is a Member of the British Institute of Directors.

Mr. Roni Haliva, 43 years of age, was appointed as the Managing Director of our Israel based subsidiary, Xfone 018, on August 26, 2007. Mr. Haliva has over 20 years of experience in the telecommunication market. During the last two years, he was Senior Vice President of Bezeq International Ltd., a leading telecommunication services provider in Israel. Prior to this position, he established the marketing and sales division of Malam Group, one of the major IT service providers in Israel, and served as Senior Vice President with overall responsibility for the business development, marketing & sales of the company. Prior to Malam, Mr. Haliva worked as VP Marketing and Sales for Siemens Israel, which is the Regional Company representing the global Siemens conglomerate in Israel. He has also served in various managerial duties in Bezeq, the local exchange carrier in Israel. Mr. Haliva received a Bsc. degree in computers engineering from the Technion (The Israel Institute of Technology). He also holds an MBA from the Ben Gurion University in Israel.

Mrs. Bosmat Houston, 48 years of age, has been our Research and Development Manager since our inception. She joined Swiftnet in September 1991 as its Research and Development Manager. Mrs. Houston received a Bachelor of Science Degree in Computer Science from the Technion - Institution of Technology, Haifa Israel in 1986.

Family Relationships

Dr. Eyal J. Harish, one of our directors, is a former brother-in-law of Mr. Abraham Keinan, our Chairman of the Board.

Mr. Iddo Keinan, son of Mr. Abraham Keinan, our Chairman of the Board, has been employed by our wholly owned UK based subsidiary, Swiftnet Limited since 1998.

Mr. Guy Nissenson, our President, Chief Executive Officer, and Director, and other members of the Nissenson family own and control Campbeltown Business Ltd., our major shareholder and a former consultant.

Mr. Haim Nissenson, father of Mr. Guy Nissenson, our President, Chief Executive Officer, and Director, is the Managing Director of Dionysos Investments (1999) Ltd., our consultant. Dionysos Investments is owned and controlled by certain members of the Nissenson family, other than Guy Nissenson.

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

Board Independence

The Company applies the standards of the NYSE Amex, the stock exchange upon which the Company’s Common Stock is listed in the U.S., for determining the independence of the members of its Board of Directors and Board committees. The Board has determined that, as of March 30, 2009, the following directors are independent within these rules: Shemer S. Schwartz, Itzhak Almog, Aviu Ben-Horrin, Israel Singer, Morris Mansour, Eyal Harish and Arie Rosenfeld.

Board Meetings and Attendance

During fiscal 2008, the Company’s Board of Directors held 15 physical and telephonic meetings.  The Board also approved certain actions by unanimous written consent. With the exception of the directors listed below, all incumbent directors attended, either in person or via telephone, at least 75% of all meetings of the Board that were held in fiscal 2008 during the period in which they served as a director.

Mr. Aviu Ben-Horrin attended at least 73% of all meetings of the Board during fiscal 2008; Mr. Israel Singer attended at least 73% of all meetings of the Board during fiscal 2008; and Mr. Morris Mansour attended at least 45% of all meetings of the Board during fiscal 2008.

Committees of the Board of Directors

Audit Committee

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

The Audit Committee is governed by a charter which was originally adopted on November 24, 2004. On January 28, 2008, in accordance with its responsibility to annually review the adequacy of its charter, the Audit Committee and the Board approved amendments to the charter to update it to comply with rules and regulations applicable to the Company that have changed since the charter was last reviewed and to make certain technical, clarifying and non-substantive changes. A copy of the Committee’s current charter as amended is available on the Company’s website, at www.xfone.com.

During fiscal 2008, the Audit Committee held 8 physical and telephonic meetings. All incumbent directors serving on the Audit Committee attended, either in person or via telephone, at least 75% of all meetings of the Audit Committee that were held in fiscal 2008 during the period in which they served on the committee, with the exception of Mr. Singer, who attended  at least  60% of such meetings.

Nominating Committee

In addition, we have a Nominating Committee of our Board of Directors, which was established by our Board on December 30, 2007. The primary functions of the Nominating Committee are to assist the Board by identifying individuals qualified to become Board members, to recommend to the Board the director nominees for the Company’s annual meetings of shareholders, and to recommend to the Board director nominees for each Board committee.  The Nominating Committee is comprised of at least two members satisfying the independence requirements of the U.S. Securities and Exchange Commission and the NYSE Amex. Messrs. Itzhak Almog (Chairman) and Morris Mansour were appointed by the Board as members of the Nominating Committee, to serve in such capacities until their resignation, retirement, removal by the Board, or until their successors are appointed.

The Nominating Committee is governed by a charter which was adopted by the Board on December 30, 2007, and then amended on January 15, 2009.  The January 15, 2009 amendments replaced references to the “American Stock Exchange” with “NYSE Alternext US LLC,” the name by which the stock exchange was then known, revised applicable provisions regarding shareholder recommendations and nominations of director candidates to be consistent with the 2009 Amended Bylaws (as described above) and with the Company’s Policy Regarding Shareholder Recommendations and Nominations for Director Candidates (the “Policy”), which was adopted by the Board on  January 15, 2009 (described below), made certain technical, clarifying and non-substantive changes.  A copy of the current charter of the Nominating Committee is available on our website, at www.xfone.com.

During fiscal 2008, the Nominating Committee did not hold any physical or telephonic meetings.

In addition to its charter, the Nominating Committee operates in accordance with the Policy.  A copy of the Policy is available on our website, at www.xfone.com.  Under the charter and Policy, the Nominating Committee considers candidate recommendations submitted to the Company by any relevant source, including recommendations submitted by the Company's stockholders in accordance with the Policy, management and relevant third parties.  Candidate recommendation submitted by the Company’s stockholders shall be considered by the Nominating Committee in the same manner as candidates recommended to the Nominating Committee from other sources.

In evaluating nominees, the Nominating Committee considers such factors as it deems appropriate, such as the current Board composition and whether the candidate would qualify as independent, as well as the candidate’s experience and skills, professional and personal ethics and values, professional commitments, and the existence of any conflicts of interests.

Stockholders may recommend director candidates by submitting the recommendation in writing by letter to Xfone, Inc., Attention: Corporate Secretary, at the Company’s offices at 5307 W. Loop 289, Lubbock, Texas 79414, Fax: (806)-788-3398 / Email: alon@xfone.com. Such written letter must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, information regarding any relationships between the candidate and the Company within the last three (3) years, and a written indication by the recommended candidate of her/his willingness to serve. Such recommendations must also include a statement from the recommending shareholder in support of the candidate, particularly within the context of the criteria for Board membership, as described in the charter, including issues of character, integrity, judgment, diversity of experience, independence, area(s) of expertise, corporate experience, length of service, potential conflict(s) of interest and other commitments, and personal references.

As described in the Policy, stockholders of record (and holders who hold stock though a nominee) may also nominate directors for election to the Board at an annual meeting at which directors are to be elected and/or re-elected by following the procedures and meeting the deadlines and other requirements set forth in Article 2.4 of our 2009 Amended Bylaws, and/or the rules and regulations of the U.S. Securities and Exchange Commission.

Compensation Committee

On December 30, 2007, our Board of Directors also established a Compensation Committee. The Compensation Committee was created to assist the Board in the discharge of its responsibilities with respect to the compensation of the Company’s directors and officers. The Compensation Committee is comprised of at least two members satisfying the independence requirements of the U.S. Securities and Exchange Commission and the NYSE Amex. In addition, each member of the Compensation Committee is required to be a “nonemployee director,” within the meaning of Rule 16b-3 issued by the SEC, and an “outside director,” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. Messrs Morris Mansour (Chairman) and Shemer S. Schwartz were appointed by the Board as members of the Nominating Committees, to serve in such capacities until their resignation, retirement, removal by the Board, or until their successors are appointed.

The Compensation Committee is governed by a charter which was adopted by the Board on December 30, 2007. A copy of the current charter of the Compensation Committee is available on our website, at www.xfone.com.

During fiscal 2008, the Compensation Committee held 2 physical and telephonic meetings. The Compensation Committee also approved certain actions by unanimous written consent. All incumbent directors serving on the Compensation Committee attended, either in person or via telephone, at least 75% of all meetings of the Compensation Committee that were held in fiscal 2008 during the period in which they served on the committee.

Audit Committee Financial Expert

The Board has determined that Mr. Itzhak Almog is an “audit committee financial expert” as that term is defined by the SEC and the NYSE Amex, and is “independent” from the Company’s management as that term is defined under the NYSE Amex rules.

Stockholder Communications with the Board

The Company has not implemented a policy or procedure by which its stockholders can communicate directly with our Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual Directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. The Company believes it is responsive to stockholder communications, and therefore the Company has not considered it necessary to adopt a formal process for stockholder communications with the Board of Directors. During the upcoming year the Board of Directors will continue to monitor whether it would be appropriate to adopt such a process.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2008, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

Code of Conduct and Ethics

The Audit Committee of the Board of Directors has adopted and approved a Code of Conduct and Ethics (the “Code”) to apply to all of our directors, officers and employees. The Code, which was ratified by the Board, is intended to promote ethical conduct and compliance with laws and regulations, to provide guidance with respect to the handling of ethical issues, to implement mechanisms to report unethical conduct, to foster a culture of honesty and accountability, to deter wrongdoing and to ensure fair and accurate financial reporting. The Code became effective on August 15, 2006.

The Code was previously filed on a Current Report on Form 8-K which we filed with the SEC on August 15, 2006, and is also available on our website at www.xfone.com.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes all compensation received for services rendered to the Company during the fiscal years ended December 31, 2006, 2007 and 2008 by our Chief Executive Officer and two other executive officers other than our Chief Executive Officer who were serving as our executive officers at December 31, 2006, 2007 and 2008 (collectively, our “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Non-qualified Deferred Compensation Earnings ($)	All Other Compensation (10) ($)		Total ($)
Abraham Keinan , Chairman of the Board	2008	89,082	(1)	-	-	-	293,912	(2)	-	15,965	(3)	398,959
	2007	96,043	(1)				254,350	(2)		18,796	(3)	369,189
	2006	94,032	(1)	-	-	-	100,710	(4)	-	35,920	(3)	230,662
Guy Nissenson, President, CEO, and Director	2008	89,082	(5)	-	-	-	290,048	(6)	-	6,982	(7)	386,112
	2007	96,043	(5)				242,490	(6)		31,294	(7)	338,533
	2006	94,032	(5)	-	-	-	163,381	(8)	-	26,341	(7)	283,754
Niv Krikov, Treasurer, CFO and Principal Accounting Officer (9)	2008	110,421		28,617	-	-	-		-	-		139,038
	2007	76,030		3,650	-	-	-		-	-		79,680
	2006	N/A		N/A	N/A	N/A	N/A		N/A	N/A		N/A

(1)
Salary paid to Mr. Keinan by our U.K. based wholly owned subsidiary, Swiftnet Limited, in connection with his employment as Chairman of the Board. Mr. Keinan has been the Chairman of the Board of Directors of Swiftnet since its inception in 1990. The amount shown in the table above for 2006 was paid in British Pound Sterling (£48,000) and has been translated into U.S. dollars for convenience purposes using the rate of exchange of the U.S. dollar at December 31, 2006. The representative rate of exchange of the £ at December 31, 2006 was £1 = $1.959. The amounts shown in the table above for 2007 and 2008 were paid in British Pound Sterling (£48,000 each) and have been translated into U.S. dollars using the average rate of exchange of the U.S. dollar during 2007 and 2008. The average rate of exchange of the £ during 2007 and 2008 was £1 = $2.001 and £1 = $1.856, respectively.

(2)
Pursuant to a Company’s Board of Directors’ resolution dated December 25, 2006, on March 28, 2007, the Company and Mr. Keinan entered into a consulting agreement, effective as of January 1, 2007 (the “Keinan Consulting Agreement”). The Keinan Consulting Agreement provides that Mr. Keinan shall render the Company advisory, consulting and other services in relation to the business and operations of the Company (excluding its business and operations in the United Kingdom). In consideration of the performance of the Services pursuant to the Keinan Consulting Agreement, the Company agreed to pay Mr. Keinan a monthly fee of £10,000 ($18,516) which was increased by the Board of Directors following the recommendation of the Audit Committee and the Compensation Committee in accordance with the terms described below to £16,000 ($29,627) effective as of June 1, 2008 (the “Fee”). Mr. Keinan invoices the Company at the end of each calendar month, and the Company makes the monthly payments upon receipt of such invoices.  The amount shown reflects the eligibility of Mr. Keinan pursuant to the Keinan Consulting Agreement. As of December 31, 2008 there is $46,696 outstanding balance which is expected to be paid during April 2009.

(3)
The amount shown for 2006 reflects airfare expenses incurred by the Company for the travels of Mr. Keinan’s wife and payments for a leased car for Mr. Keinan’s use during 2006. The amounts shown for 2007 and 2008 reflect payments for a leased car for Mr. Keinan’s use in 2007 and 2008.

(4)
On April 2, 2002, our Board of Directors approved a bonus and success fee whereby if the Company receives monthly revenues in excess of $485,000 then Mr. Keinan and our former consultant, Campbeltown Business Ltd. shall receive 1% of such monthly revenues, up to a maximum of one million dollars (the “Bonus and Success Fee”). On April 10, 2003, Mr. Keinan and Campbeltown Business waived their right to receive 1% of the revenues generated by Story Telecom. On February 8, 2007, an Agreement was entered by and between the Company, Swiftnet, Campbeltown Business, and Mr. Keinan (the “February 8, 2007 Agreement”). The February 8, 2007 Agreement provides that effective as of January 1, 2007, the Bonus and Success Fee is cancelled, and that Mr. Keinan and Campbeltown Business shall have no further right to any percentage of our revenues. Mr. Keinan agreed to receive a total amount of only $100,710 as Bonus and Success Fee for 2006, which is reflected in the table above, and waived the remainder.

(5)
Salary paid to Mr. Nissenson by our U.K. based wholly owned subsidiary, Swiftnet, in connection with his employment as Director of Business Development. Mr. Nissenson joined Swiftnet in October 1999 and became a member of its Board of Directors in May 2000. Mr. Nissenson had been the Managing Director of Swiftnet from October 2003 until July 2006. The amount shown in the table above for 2006 was paid in British Pound Sterling (£48,000) and has been translated into U.S. dollars for convenience purposes using the rate of exchange of the U.S. dollar at December 31, 2006. The representative rate of exchange of the £ at December 31, 2006 was £1 = $1.959. The amount shown in the table above for 2007 and 2008 were paid in British Pound Sterling (£48,000) and has been translated into U.S. dollars using the average rate of exchange of the U.S. dollar during 2007 and 2008. The average rate of exchange of the £ during 2007 and 2008 was £1 = $2.001 and £1 = $1.856, respectively.

(6)
Pursuant to a Company’s Board of Directors’ resolution dated December 25, 2006, on March 28, 2007, the Company and Mr. Nissenson entered into a consulting agreement, effective as of January 1, 2007 (the “Nissenson Consulting Agreement”). The Nissenson Consulting Agreement provides that Mr. Nissenson shall render the Company advisory, consulting and other services in relation to the business and operations of the Company (excluding its business and operations in the United Kingdom). In consideration of the performance of the Services pursuant to the Nissenson Consulting Agreement, the Company agreed to pay Mr. Nissenson a monthly fee of £10,000 ($18,516) which was increased by the Board of Directors following the recommendation of the Audit Committee and the Compensation Committee in accordance with the terms described below to £16,000 ($29,627) effective as of June 1, 2008 (the “Fee”). Mr. Nissenson invoices the Company at the end of each calendar month, and the Company makes the monthly payments immediately upon receipt of such invoices.  The amount shown reflects the eligibility of Mr. Nissenson pursuant to the Nissenson Consulting Agreement. As of December 31, 2008 there is $46,696 outstanding balance which is expected to be paid during April 2009.

(7)	The amounts shown in the table above reflect airfare expenses incurred by the Company for the travels of Mr. Nissenson’s wife during 2006, 2007 and 2008.

(8)
On May 11, 2000, Swiftnet and Mr. Keinan entered into a consulting agreement with Campbeltown Business that provided that Swiftnet will hire Campbeltown Business as its financial and business development consultant and will pay Campbeltown Business £2,000 per month together with an additional monthly performance bonus based upon Swiftnet attaining certain revenue levels (the “Consulting Agreement”). On April 2, 2002, our Board of Directors approved a bonus and success fee whereby if the Company receives monthly revenues in excess of $485,000 then Mr. Keinan and Campbeltown Business shall receive 1% of such monthly revenues, up to a maximum of one million dollars (the “Bonus and Success Fee”). On April 10, 2003, Mr. Keinan and Campbeltown Business waived their right to receive 1% of the revenues generated by Story Telecom. On February 8, 2007, an Agreement was entered by and between the Company, Swiftnet, Campbeltown Business, and Mr. Keinan (the “February 8, 2007 Agreement”). The February 8, 2007 Agreement provides that effective as of January 1, 2007, the Bonus and Success Fee is cancelled, and that Mr. Keinan and Campbeltown Business shall have no further right to any percentage of our revenues. The February 8, 2007 Agreement further provides that effective as of January 1, 2007, the Consulting Agreement is terminated. Campbeltown Business agreed to receive a total amount of only $163,381 as compensation under the Consulting Agreement and the Bonus and Success Fee for 2006, and waived the remainder. Campbeltown Business Ltd., a private company incorporated in the British Virgin Islands, is owned and controlled by Guy Nissenson and other members of the Nissenson family. Guy Nissenson owns 20% of Campbeltown Business. The compensation is shown in the table above as paid to Guy Nissenson due to his 20% ownership of Campbeltown Business.

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

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table sets forth certain information concerning option awards and stock awards held by our Named Executive Officers as of December 31, 2008. Our Named Executive Officers did not hold any stock awards as of December 31, 2008.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Abraham Keinan	1,500,000	(1)	–	–	3.50	Nov. 24, 2010	–	–	–	–
Guy Nissenson	1,500,000	(1)	–	–	3.50	Nov. 24, 2010	–	–	–	–
Niv Krikov	–		–	–	–	–	–	–	–	–

(1)	These options were granted on November 24, 2004, vested in full on November 24, 2005, and will expire on November 24, 2010.

Employment Agreements; Termination of Employment and Change-in-Control Arrangements

Executive Officers

The employment arrangements of Mr. Abraham Keinan, our Chairman of the Board, and Mr. Guy Nissenson, our President, Chief Executive Officer, and Director, are described in detail under Item 13 of this Annual Report, captioned “Certain Relationships and Related Transactions, and Director Independence.”

Niv Krikov

Effective August 13, 2007, in accordance with Board resolutions of the same date, we elected Mr. Niv Krikov, who was serving as our Vice President Finance and Principal Accounting Officer, to serve as our Treasurer and Chief Financial Officer. Following this election, Mr. Krikov no longer serves as Vice President Finance.  Mr. Krikov is entitled to the following employment terms for his positions of Treasurer, Chief Financial Officer and Principal Accounting Officer: A monthly gross salary of NIS 33,000 (approximately $7,809) (the “Salary”); Executive insurance - we allocate 13.3% of the Salary (8.3% for severance payments and 5% for remuneration), and Mr. Krikov allocates 5% of the Salary. The insurance includes a loss of working capacity coverage (up to 2.5%) that we pay; Continuing education fund - we allocate 7.5% of the Salary and Mr. Krikov allocates 2.5% of the Salary; a Company car, including fuel expenses; a Company mobile phone; 19 days of paid vacation per each employment year. The timing of the vacation will be coordinated with our Chief Executive Officer. Recuperation payments as provided by the applicable collective agreement in Israel.  Mr. Krikov will be granted options to purchase a certain amount of shares of our Common Stock as to be recommended by our Chief Executive Officer and approved of the Board of Directors. Such options are intended to be granted under and subject to the Company’s 2007 Stock Incentive Plan. We and Mr. Krikov may terminate the employment of Mr. Krikov upon 30 days prior notice. Mr. Krikov is based at our subsidiary’s executive offices in Israel.

On May 29, 2008, the Board of Directors, following the recommendation of the Compensation Committee, granted a bonus of $30,000 to Mr. Krikov in consideration for his efforts and services to us to date.  All other employment terms of Mr. Krikov, including the amount of his Salary, remain unchanged.

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

Pursuant to the terms of the Employment Agreements, the NTS Officers were granted the following stock option awards under the Company’s 2007 Stock Incentive Plan on February 26, 2008: Ms. Baldwin was granted options to purchase 250,000 shares of our Common Stock, and each of Messrs. Hoover and Worthington was granted options to purchase 400,000 shares of our Common Stock. Each option is immediately exercisable, expires five years from the grant date, and has an exercise price of $2.794, which is 10% over the average closing price of our Common Stock for the ten trading days immediately preceding August 22, 2007, the execution date of the Purchase Agreement. Additionally, the Employment Agreements provide that at the end of each NTS Officer’s second year of his or her employment, he or she will be granted options to purchase 267,000 shares of our Common Stock, which will be immediately exercisable at $5.00 per share, and will expire five years from such grant date.

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

2.      If the NTS Officer terminates his employment for any reason other than for good reason, the NTS Officer will be entitled to receive his or her salary only through the date such termination is effective, and any unexercised vested options to purchase our Common Stock and rights to receive any additional options to purchase our Common Stock shall be cancelled.

3.      If NTS terminates the Employment Agreement for cause, the NTS Officer will be entitled to receive his or her salary through the date such termination is effective, and any options for our Common Stock issued in any year subsequent to Employment Year 1 shall be cancelled.

4.      If the Employment Agreement is terminated because of the NTS Officer’s death, the NTS Officer will be entitled to receive his or her salary through the end of the calendar month in which his or her death occurs, and any right to receive any additional options to purchase our Common Stock shall be cancelled.

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

6.      If the Employment Agreement is terminated by either party as a result of the NTS Officer’s disability, NTS will pay the NTS Officer his or her salary through the remainder of the calendar month during which such termination is effective and any right to receive any additional options for our Common Stock shall be cancelled.

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

The NTS Officers have also agreed to confidentiality and non-disclosure of confidential information during and following the employment period, as well as customary non-competition and non-interference for the greater of (i) five (5) years from the date of the Employment Agreement or (ii) the employment period and for a period of two (2) years following the date that the employment ends.

The Employment Agreements also provide piggyback registration rights for the NTS Officers from the effective date of the Employment Agreement through the expiration or termination of the Employment Agreements, to register for resale the shares of our Common Stock they own as a result of exercising any of the options granted pursuant to the Employment Agreements. The 1,000,000 shares underlying the abovementioned options were subsequently registered for resale, on a Registration Statement on Form S-1 which we filed with the SEC (File No. 333-150305), which was declared effective by the SEC on September 2, 2008.

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

The agreement provides that Mr. Burton is entitled to a salary at a rate of £70,000 (approximately $99,120) per year, inclusive of any directors’ fees payable to him, payable by equal monthly installments in arrears on the last day of each month. In addition, Mr. Burton is entitled to bonus compensation as follows:

1. Within fourteen (14) days from the date of the agreement, we will grant the Executive, under our 2004 Stock Option Plan, 300,000 options for restricted shares of Common Stock, at a strike price of $3.50 per share. Such options shall vest as follows: 75,000 options on the first anniversary of this agreement and 18,750 each quarter thereafter during which he is employed by Swiftnet. Such options may be exercised at any time before the tenth anniversary of the date of the agreement.

2. On or before August 31, 2006, the Executive will be paid a bonus of £4,000 ($5,664) if he has produced a business plan that the Board approves for execution in writing.

3. On or before October 31, 2006, the Executive will be paid a bonus equal to twelve percent (12%) of the revenues referable for the month of September 2006 from former customers of Equitalk, which have transferred to Swiftnet and whose CLIs and other details have been entered into Swiftnet’s system and set up so as to ensure that their calls are routed by means of Swiftnet’s switch by 30 September 2006. If such former customers have not paid in relation to such revenues by December 31, 2006, then the Executive shall repay to Swiftnet within thirty (30) days, the portion of the bonus that relates to the non-collected revenues.

4. If the share capital of Swiftnet, the Company or any Associated Company of either is admitted to a recognized investment exchange in the United Kingdom (a “Listing”) at any time during the course of the Executive’s employment, the Executive will be paid a bonus of one point thirty three percent (1.33%) of the amount raised on such a Listing. Such bonus will be subject to any applicable law and appropriate approvals from the American Stock Exchange, the SEC and/or a UK Recognized Stock Exchange and shall be paid as soon as reasonably practicable following the date of the Listing by way of the grant of options or warrants (exercisable at any time within 5 years of the date of grant subject to any lock-in periods agreed as part of the Listing process) exercisable into restricted shares of our Common Stock. Such options or warrants will be priced at the issue price of the Listing, according to the Black Scholes option - pricing model, with a volatility of ninety percent (90%).

5. If Swiftnet, the Company or any Associated Company acquires the shares, assets of undertaking of any company or business in the United Kingdom (an “Acquisition”) at any time during the course of the Executive’s employment, the Executive will be paid a bonus of one point thirty three percent (1.33%) of the value of the Acquisition. Such bonus will be subject to any applicable law and appropriate approvals from the American Stock Exchange and/or the SEC and shall be paid as soon as reasonably practicable following the date of the Acquisition and may be satisfied by Swiftnet by procuring that we allot restricted shares of Common Stock to the Executive to the value of such bonus.

6. On or before August 31, 2006, the Executive and Swiftnet will agree a bonus scheme linked to his individual performance. An on-target bonus of £4,000 per month will be payable for each month, such targets to be set so as to reward the Executive for improving the profitability and revenue of Swiftnet, whilst giving him a realistic chance of reaching them. The bonus will be paid monthly in arrears and there shall be no entitlement to receive any bonus once the Executive’s employment has terminated. We and the Executive will agree a formula to pay the Executive a reduced bonus if targets are not met and an increased bonus if targets are exceeded.

7. The Executive is entitled to the same piggyback registration rights with respect to our securities allotted to the Executive under the service agreement, as those enumerated in Clause 3.5 and Schedule 13 of the May 25, 2006 Agreement to purchase Equitalk.co.uk.

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

On July 11, 2006, and in conjunction with his service agreement, our Board of Directors approved the grant of 300,000 options, under and subject to its 2004 Stock Option Plan, to Mr. Burton. The options are convertible on a one to one basis into restricted shares of our Common Stock, at an exercise price of $3.50, and have a term of ten years. The vesting of the options will be over a period of 4 years as follows: 75,000 options were vested on July 3, 2007. Thereafter, 18,750 options are vested every 3 months for the following 3 years.

On January 15, 2009, Swiftnet and Mr. Burton entered into an agreement amending certain terms of his July 3, 2006 Service Agreement (the “2009 Amendment”).  The 2009 Amendment provided, among other things, that:

1.      Mr. Burton’s annual salary was increased to £76,000 (approximately $107,616) effective January 1, 2009;

2.      Mr. Burton is eligible to earn a EBITDA Generation cash bonus of £24,000 (approximately $33,984) for achieving a certain pre-established EBITDA for Swiftnet for 2009 based on the agreed upon UK Consolidated 2009 budget.  If the target EBITDA is not met, then Mr. Burton’s bonus will be adjusted as follows:

a.	If the EBITDA target is missed by x%, then the EBITDA Generation Bonus payable will be £24,000 x (1-x%).

b.	If the EBITDA target is missed by more than 25%, then no bonus is payable.

c.	If the EBITDA target is exceeded, then Mr. Burton will be paid 5% of the additional EBITDA generated, up to a maximum of £50,000.

3.      Mr. Burton is eligible to earn a cash bonus for achieving an increase in US consolidated sales during the year ended December 31, 2009, over and above the sales for the year ended December 31, 2008. This bonus will be equal to 1.5% of the increase in sales, but is capped at £100,000.  This annual bonus is payable only if the EBITDA target has been exceeded, and the new sales have a positive gross margin.

4.      Bonuses are payable within 15 days of the date by which the UK consolidated audited accounts for 2009 are approved by the UK companies boards.  Late payments of bonuses earn interest at Barclays Base rate plus 2%.

5.      Mr. Burton’s remuneration package will be reviewed annually in December of each year, and any changes will be effective as of January 1 of the following year.

Roni Haliva

An employment contract dated August 26, 2007 (the “Contract”) between Xfone 018 Ltd., our majority-owned Israel based subsidiary, and Roni Haliva, its General Manager, provides that Mr. Haliva will be paid a base salary of NIS 36,000 (approximately $8,519) per month, linked to the rate of increase of the Israeli Consumer Prices Index, and will also be entitled to annual bonus payments which will be determined based upon Xfone 018’s achievement of certain performance targets related to its annual budget (the “Targets”) as proposed by Mr. Haliva and fixed by Xfone 018’s Board of Directors annually (the “Success Bonuses”).

Mr. Haliva also was paid a budget preparation bonus of NIS 6,000 (approximately $1,420) for the months of September, October and November of 2007. The Contract also provides for allocations to a pension plan and continuing education fund for Mr. Haliva’s benefit, as well as the receipt of convalescent pay, payments in connection with a sale of Xfone 018’s shares or business under certain circumstances, use of a company car, and other customary ancillary benefits. Mr. Haliva has agreed to preserve all confidential and proprietary information relating to Xfone 018’s business during and after the term of his employment, and he has agreed to non-competition and non-solicitation provisions that are in effect during the term of the Contract and for one year thereafter.

Mr. Haliva will also be entitled to receive the following number of options to purchase shares of our Common Stock under the Company’s 2007 Stock Incentive Plan. The options are described in Appendix A to the Contract, which was approved by our Board of Directors and we entered into on August 26, 2007:

1. Within 30 days of adoption of the 2007 Stock Incentive Plan, Mr. Haliva will be granted options to purchase 300,000 shares of Common Stock, at an exercise price of $3.50 per share, of which (i) options to purchase 75,000 shares will be exercisable after 12 months have elapsed from the commencement of his employment, but not before the qualifying date (the “First Exercise Date”); and (ii) options to purchase 18,750 shares will be exercisable at the end of every 3 month period, beginning after 3 months have elapsed from the First Exercise Date.

2. At the end of each calendar year between 2008 and 2011, and upon the achievement by Xfone 018 100% of its Targets for each such year, Mr. Haliva will be granted options to purchase 25,000 shares of our Common Stock under the 2007 Stock Incentive Plan, for an exercise price of $3.50 per share, which will be exercisable 30 days after we publish our annual financial statements for such year.

All options will expire 120 days after termination of Mr. Haliva’s employment with Xfone 018.

The Contract may be terminated by either party at any time, upon 120 days prior written notice during the first year of Mr. Haliva’s employment, and upon 180 days prior written notice during the second year of employment and thereafter.

As of March 31, 2009, Mr. Haliva was granted Success Bonuses for fiscal year 2008 in the aggregate amount of NIS 148,663 (approximately $35,178). Of that amount, NIS 24,022 (approximately $5,684) was paid in 2009.

Bosmat Houston

The employment agreement dated January 1, 2000, as amended from time to time through salary review letters, between Swiftnet Limited and Bosmat Houston, Research and Development Manager, provides for employment for an unspecified term on an “at will” basis. Either Swiftnet of Ms. Houston may terminate the agreement upon three-months written notice; however, if Ms. Houston is in violation of the agreement, Swiftnet may terminate her employment without notice. The agreement provides that Ms. Houston be paid an annual salary of £54,000 (approximately $76,464) payable monthly on the first day of each month. Ms. Houston has agreed to preserve all confidential and proprietary information relating to the Company’s business during and for a period of 3 years after the term of her employment. She has also agreed to non-competition provision for a period of one year after termination of the agreement.

On February 6, 2005, Ms. Houston was granted options to purchase 150,000 shares of our Common Stock under the 2004 Stock Option Plan at an exercise price of $3.50 per share, vesting over a period of 4 years as follows: 25% of the options are vested after a year from the date of grant. Thereafter, 1/16 of the options are vested every 3 months for the following 3 years. The options expire 5.5 years from the date of grant.

Agreements with Wade Spooner and Ted Parsons, former employees of Xfone USA, Inc.

Background

In connection with our acquisition of WS Telecom, Inc., and its merger with and into Xfone USA, Inc. which was consummated on March 10, 2005, an Employment Agreement was entered into between Xfone USA and each of Wade Spooner, WS Telecom Inc.’s President and Chief Executive Officer (the “Spooner Employment Agreement”), and Ted Parsons, WS Telecom’s Executive President and Chief Marketing Officer (the “Parsons Employment Agreement’).  Mr. Spooner served as Xfone USA’s President and Chief Executive Officer, and Mr. Parsons served as Xfone USA’s Executive President and Chief Marketing Officer, from March 10, 2005 through the date of expiration of their Employment Agreement on March 10, 2008.  On March 11, 2008, Xfone USA notified each of Mr. Spooner and Mr. Parsons in writing that Xfone USA was not renewing his Employment Agreement, and their respective employment with Xfone USA ended at the close of business on March 11, 2008.

Spooner Separation Agreement and Spooner Warrants Issued Thereunder

On August 15, 2008, we, Xfone USA and Mr. Spooner entered into a Separation Agreement and Release (the “Spooner Separation Agreement”). Pursuant to the Separation Agreement, Mr. Spooner forever released and discharged us, Xfone USA, NTS Communications, Inc., the Oberon Group, LLC and their respective affiliates (including subsidiaries), shareholders, directors, officers, employees, agents and attorneys (in their individual and representative capacities), including, without limitation Guy Nissenson, Barbara Baldwin and Adam Breslawsky (collectively the “Released Entities and Persons”), and Xfone USA has forever released and discharged Mr. Spooner and his agents and attorneys (in their individual and representative capacities) from any and all claims, demands, losses, damages, actions, causes of action, suits, debts, promises, liabilities, obligations, liens, costs, expenses, attorney’s fees, indemnities, subrogations  (contractual or equitable) or duties, of any nature, character or description whatsoever, arising from or relating to, directly or indirectly, Mr. Spooner’s employment and discontinuation of employment with Xfone USA.

The Spooner Separation Agreement provided that Mr. Spooner was entitled to an aggregate 321,452 Common Stock purchase warrants, as follows (collectively, the “Spooner Warrants’):

1.      300,000 non-tradable warrants (“Spooner New Warrants”) to purchase shares of our restricted Common Stock for a term of five (5) years from the date of issuance,  convertible on a one-to-one basis at a strike price of $3.63 per share; and

2.      21,452 non-tradable warrants convertible on a one to one basis into our restricted Common Stock, of which 2,483 warrants will expire on December 30, 2010 and have a strike price of $3.04 per share, and the remaining 18,969 of the warrants will expire on March 31, 2011 and have a strike price of $3.26 per share (collectively, the “Spooner Additional Acquisition Bonus Warrants”), issuable in full settlement and satisfaction of any Acquisition Bonus Warrants due to Mr. Spooner under Section 3.4 of his Employment Agreement.

The issuance of the Spooner Warrants was subject to the approval of the NYSE Amex, the TASE and/or any other applicable exchange or market where our Common Stock is traded.  We received approval from the NYSE Amex on March 27, 2009.  Approval from the TASE had been granted on August 27, 2008, but expired on February 25, 2009. The issuance of the Spooner Warrants is pending our receipt of new approval from the TASE.

Mr. Spooner was also granted piggyback registration rights with respect to the shares underlying the Spooner Warrants for a period of five years from the date of the Spooner Separation Agreement.

In addition, Xfone USA agreed to pay Mr. Spooner $210,000.00 in cash, payable in twenty four (24) bi-monthly payments of $8,750.00 on the 15th and the last day of each month or on the next business day if a payment date falls on either a weekend or holiday, beginning on August 23, 2008.  To date, Xfone USA has paid Mr. Spooner $122,500 pursuant to the terms of the Spooner Separation Agreement.

Pursuant to the Spooner Separation Agreement the terms and conditions of the confidentiality, non-compete and non-interference provisions provided for in Mr. Spooner’s Employment Agreement were ratified and remain in full force and effect.  Under the Employment Agreement, Mr. Spooner agreed to preserve all confidential and proprietary information relating to Xfone USA’s business, including executive inventions after the term of his employment, and he agreed to non-competition and non-non-interference provisions that are in effect for two years after the date of his termination of employment.

Mr. Spooner has agreed to return to Xfone USA all documents (and all copies thereof) and any and all other Xfone USA property in Spooner’s possession, custody or control, and to cooperate, for a period of one year from the date of the Spooner Separation Agreement, in connection with any action or proceeding which relates to the Company and/or its affiliates.  Xfone USA agreed to pay Mr. Spooner a consulting fee of $200 per hour for each hour exceeding 5 hours per month and reimburse Mr. Spooner for reasonable out-of-pocket expenses pre-approved by us (such as hotel and travel expenses) incurred by Mr. Spooner in connection with such cooperation following its receipt of Mr. Spooner's appropriately itemized request.  Consulting payments and expense reimbursement shall be paid on the 15th of the month following the month in which such fee or expense was incurred, or on the next business day if a payment date falls in either a weekend or holiday.

Any breach of Mr. Spooner’s obligations under certain sections of his Employment Agreement or Separation Agreement that are not cured as provided in the Separation Agreement, will result in a forfeiture of the cash payment, forfeiture of the Spooner New Warrants, and will give Xfone USA the right to purchase any of our Common Stock acquired by exercise of any of the Spooner New Warrants granted pursuant to the Separation Agreement at the strike price therefore.

Parsons Separation Agreement and Parsons Warrants Issued Thereunder

On August 15, 2008, we, Xfone USA and Mr. Parsons entered into a Separation Agreement and Release (the “Parsons Separation Agreement”). Pursuant to the Parsons Separation Agreement, Mr. Parsons forever released and discharged us, Xfone USA, NTS Communications, Inc., the Oberon Group, LLC and their respective affiliates (including subsidiaries), shareholders, directors, officers, employees, agents and attorneys (in their individual and representative capacities), including, without limitation Guy Nissenson, Barbara Baldwin and Adam Breslawsky (collectively the “Released Entities and Persons”), and Xfone USA has forever released and discharged Mr. Parsons and his agents and attorneys (in their individual and representative capacities) from any and all claims, demands, losses, damages, actions, causes of action, suits, debts, promises, liabilities, obligations, liens, costs, expenses, attorney’s fees, indemnities, subrogations  (contractual or equitable) or duties, of any nature, character or description whatsoever, arising from or relating to, directly or indirectly, Mr. Parsons’ employment and discontinuation of employment with Xfone USA.

The Parsons Separation Agreement provided that Mr. Parsons is entitled to an aggregate 160,727 Common Stock purchase warrants, as follows (collectively, the “Parsons Warrants’):

1.      150,000 non-tradable warrants (“Parsons New Warrants”) to purchase shares of our restricted Common Stock for a term of five (5) years from the date of issuance, convertible on a one-to-one basis at a strike price of $3.63 per share; and

2. 10,727 non-tradable warrants convertible on a one to one basis into our restricted Common Stock, of which 1,242 warrants will expire on December 30, 2010 and have a strike price of $3.04 per share, and the remaining 9,485 of the warrants will expire on March 31, 2011 and have a strike price of $3.26 per share (collectively, the “Parsons Additional Acquisition Bonus Warrants”), issuable in full settlement and satisfaction of any Acquisition Bonus Warrants due to Mr. Parsons under Section 3.4 of his Employment Agreement.

The issuance of the Parsons Warrants was subject to the approval of the NYSE Amex, the TASE and/or any other applicable exchange or market where our Common Stock is traded.  We received approval from the NYSE Amex on March 27, 2009.  Approval from the TASE had been granted on August 27, 2008, but expired on February 25, 2009. The issuance of the Parsons Warrants is pending our receipt of new approval from the TASE.

Mr. Parsons was also granted piggyback registration rights with respect to the shares underlying the Parsons Warrants for a period of five years from the date of the Parsons Separation Agreement.

In addition, Xfone USA agreed to pay Mr. Parsons $115,340.00 in cash, payable in twenty four (24) bi-monthly payments of $4,805.84 on the 15th and the last day of each month or on the next business day if a payment date falls on either a weekend or holiday, beginning on August 23, 2008.  To date, Xfone USA has paid Mr. Parsons $67,282 pursuant to the terms of the Parsons Separation Agreement.

Pursuant to the Parsons Separation Agreement the terms and conditions of the confidentiality, non-compete and non-interference provisions provided for in Mr. Parsons’ Employment Agreement were ratified and remain in full force and effect.  Under his Employment Agreement, Mr. Parsons agreed to preserve all confidential and proprietary information relating to Xfone USA’s business, including executive inventions after the term of his employment, and he agreed to non-competition and non-non-interference provisions that are in effect for two years after the date of his termination of employment.

Mr. Parsons has agreed to return to Xfone USA all documents (and all copies thereof) and any and all other Xfone USA property in Parsons’ possession, custody or control, and to cooperate, for a period of one year from the date of the Separation Agreement, in connection with any action or proceeding which relates to the Company and/or its affiliates.  Xfone USA agreed to pay Mr. Parsons a consulting fee of $100 per hour for each hour exceeding 5 hours per month and reimburse Mr. Parsons for reasonable out-of-pocket expenses pre-approved by us (such as hotel and travel expenses) incurred by Mr. Parsons in connection with such cooperation following its receipt of Mr. Parsons' appropriately itemized request.  Consulting payments and expense reimbursement shall be paid on the 15th of the month following the month in which such fee or expense was incurred, or on the next business day if a payment date falls in either a weekend or holiday.

Any breach of his obligations under certain sections of the Parsons Employment Agreement or the Parsons Separation Agreement that are not cured as provided in the Separation Agreement, will result in a forfeiture of the cash payment, forfeiture of the Parsons New Warrants, and will give Xfone USA the right to purchase any of our Common Stock acquired by exercise of any of the Parsons New Warrants granted pursuant to the Separation Agreement at the strike price therefore.

Director Compensation for 2008

Compensation for Board Services and Reimbursement of Expenses

The Company does not compensate Directors who also serve as executive officers of the Company for their services on the Board. During fiscal 2008, the Company compensated all its non-employed Directors for participation at meetings of the Board and Committees of the Board as follows: (a) $250 - for physical participation at each meeting of the Board or Committee of the Board; plus (b) $100 - for participation via the telephone at each meeting of the Board or Committee of the Board. In addition, the Company reimbursed its non-employed Directors for expenses incurred in connection with Board services. These expenses are reviewed and pre-approved by the President of the Company.

The following table reflects all compensation awarded to, earned by or paid to the Company’s Directors for the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards ($)	Options Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Abraham Keinan(3)	-	-	-	-	-	-	-
Guy Nissenson(3)	-	-	-	-	-	-	-
Eyal J. Harish(4)	1,150	-	-	-	-	-	1,150
Shemer S. Schwartz (5)	2,250	-	-	-	-	-	2,250
Itzhak Almog(6)	2,850	-	-	-	-	-	2,850
Aviu Ben-Horrin(7)	1,250	-	-	-	-	-	1,250
Israel Singer(8)	2,200	-	-	-	-	-	2,200
Morris Mansour(9)	700	-	-	-	-	-	700
Arie Rosenfeld(10)	-	-	-	-	-	-	-

(1)	These amounts will be paid in April 2009.

(2)
The amount shown in the table reflects the dollar amount recognized for fiscal 2008 financial statement reporting purposes of the outstanding stock options granted to the directors in accordance with FAS 123R.

(3)
The Company does not compensate Directors who also serve as executive officers for their services on the Board. Accordingly, Mr. Keinan and Mr. Nissenson did not receive any compensation for their service on the Company’s Board during fiscal 2008.

(4)	As of December 31, 2008, Mr. Harish held 75,000 options, fully exercisable at an exercise price of $3.50 and with expiration date of November 24, 2010.

(5)	As of December 31, 2008, Mr. Schwartz held 75,000 options, fully exercisable at an exercise price of $3.50 and with expiration date of November 24, 2010.

(6)	As of December 31, 2008, Mr. Almog held 25,000 options, fully exercisable at an exercise price of $3.50 and with expiration date of October 30, 2012.

(7)	As of December 31, 2008, Mr. Ben-Horrin held 25,000 options, fully exercisable at an exercise price of $3.50 and with expiration date of November 24, 2010.

(8)	As of December 31, 2008, Mr. Singer held 20,000 options, which vested in full on June 5, 2008, one year from grant date, are exercisable at an exercise price of $3.50, and will expire on June 5, 2013.

(9)
As of December 31, 2008, Mr. Mansour held 20,000 options, which vested in full on June 5, 2008, one year from grant date, are exercisable at an exercise price of $3.50, and will expire on June 5, 2013.

(10)	As of December 31, 2008, Mr. Rosenfeld held no options.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2009, certain information with respect to the beneficial ownership of our Common Stock by each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to invest or dispose, or to direct the investment or disposition of, the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement which could result in a change in control of the Company.

The following table assumes, based on our stock records, that there are 18,376,075 shares issued and outstanding as of March 30, 2009.

Title of Class	Name, Title & Address of Beneficial Owner	Amount of Beneficial Ownership	Nature of Ownership	Percent of Class
Common	Abraham Keinan(1)(3) Chairman of the Board 4 Wycombe Gardens London NW11 8AL United Kingdom	4,808,000	Direct	24.19%
Common	Guy Nissenson(2)(3) President, Chief Executive Officer, and Director, 3A Finchley Park London N12 9JS United Kingdom	2,815,000	Direct/Indirect	14.16%
Common	Eyal J. Harish(4) Director 18 Bloch St. Tel Aviv, Israel	75,000	Direct	0.41%
Common	Shemer S. Schwartz(5) Director 5 Israel Galili St. Kefar Saba, Israel	83,900	Direct	0.45%
Common	Aviu Ben-Horrin(6) Director 40 Jabotinski St. Kefar Sava, Israel	25,000	Direct	0.14%
Common	Itzhak Almog(7) Director 7/A Moledet St. Hod Hasharon, Israel	25,000	Direct	0.14%
Common	Morris Mansour(8) Director 31 Tenterden Gardens London NW4 1TG, United Kingdom	20,000	Direct	0.11%
Common	Israel Singer(9) Director 63 Ben Eliezer St. Ramat Gan, Israel	20,000	Direct	0.11%
Common	Arie Rosenfeld Director 9, Clos de Wagram 1180 Brussels, Belgium	0	N/A	--
Common	Directors and Executive Officers as a group (9 persons)	7,666,500	Direct	39.71%
Common	Scott Richard L(10) 700 11th street South, Suite 101 Naples, FL 34102	3,443,121	Indirect	17.96%
Common	Gagnon Securities LLC(11)(12) 1370 Ave. of the Americas, Suite 2400 New York, NY 10019	1,896,156	Indirect	10.28%
Common	Neil Gagnon(11)(12) 1370 Ave. of the Americas, Suite 2400 New York, NY 10019	2,712,137	Direct/Indirect	14.42%

(1)
Until June 23, 2004, Abraham Keinan indirectly held 1,302,331 shares of our Common Stock through Vision Consultants Limited, a Nassau, Bahamas incorporated company that is 100% owned by Mr. Keinan. On June 23, 2004, the shares held by Vision Consultants Limited were transferred to Mr. Keinan as an individual. In addition, certain stockholders provided Mr. Keinan and Mr. Nissenson with irrevocable proxies representing a total of 2.25% of our Common Stock. On November 24, 2004, our board of directors issued 1,500,000 options to Mr. Keinan on the following terms: Option exercise price - $3.5, vesting date - 12 month from the date of grant, expiration date - 5 years from the vesting date. Mr. Keinan’s 4,808,000 shares of Common Stock include 1,500,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.

(2)
Guy Nissenson, our President, Chief Executive Officer, and Director, holds 111,500 shares of our Common Stock and has indirect beneficial ownership of 1,203,500 shares of our Common Stock and direct beneficial ownership of 1,500,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report. In addition, certain stockholders provided Mr. Nissenson and Mr. Keinan with irrevocable proxies representing a total of 5.59% of our Common Stock. To the extent that we issue any shares to Abraham Keinan, Campbeltown Business Ltd. has the right to purchase or acquire such number of our shares on the same terms and conditions so that the relative percentage ownership of Abraham Keinan and Campbeltown Business Ltd. remains the same. On November 24, 2004, our board of directors issued 1,500,000 options to Mr. Nissenson on the following terms: Option exercise price - $3.5, vesting date - 12 month from the date of grant, expiration date - 5 years from the vesting date.

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

(4)
Dr. Eyal J. Harish is the former brother-in-law of Abraham Keinan, our Chairman of the Board. Dr. Harish holds 75,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.

(5)	Mr. Shemer S. Schwartz holds 8,900 shares of our Common Stock and 75,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.

(6)	Mr. Aviu Ben-Horrin holds 25,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.

(7)	Mr. Itzhak Almog holds 25,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.

(8)	Mr. Morris Mansour holds 20,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.

(9)	Mr. Israel Singer holds 20,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.

(10)
According to a Form 4 filed on November 14, 2008, , Richard L Scott, the controlling member of XFN RLSI Investments, LLC , located at 28 West 44th Street, Suite 1111, New York, NY 10036 (“XFN RLSI”), may be deemed to beneficially own 2,643,121 shares of our Common Stock owned by XFN RLSI.   According to a Schedule 13D/A filed with the SEC on September 8, 2008, Mr. Scott may also be deemed to beneficially own a warrant owned by XFN RLSI to purchase an additional 800,000 shares of Common Stock, for aggregate beneficial ownership of 3,443,121 shares. The table reflects beneficial ownership of all shares and the warrant.

(11)
 According to a Schedule 13G/A filed with the SEC on February 18, 2009 by Gagnon Securities LLC and Neil Gagnon (the “Gagnon 13G/A”), Gagnon Securities LLC, a registered investment adviser, in its role as investment manager to several customer accounts, foundations, partnerships, trusts, and private investment funds (collectively, the “Funds”) to which it furnishes investment advice, may be deemed to beneficially own 1,896,156 shares of our Common Stock which are owed by the Funds, which includes 72,132 shares issuable upon exercise of warrants. Gagnon Securities LLC shares investment and/or voting power with Mr. Gagnon, the managing member and the principal owner of Gagnon Securities LLC, over certain of the 1,896,156 shares owned by the Funds, and shares investment discretion and/or voting power over the remaining shares with persons other than Mr. Gagnon. Gagnon Securities LLC has expressly disclaimed beneficial ownership of all securities held in the Funds' accounts. No single client's interest as reported in the customer accounts at Gagnon Securities LLC exceeds 5% of our outstanding Common Stock.

(12)
According to the Gagnon 13G/A, Mr. Gagnon has sole voting power with respect to 1,424,946 shares of our Common Stock (which includes 254,545 shares issuable upon exercise of warrants), shares voting power with respect to 1,202,275 shares of our Common Stock (which includes 157,323 shares issuable upon exercise of warrants), has sole dispositive power with respect to 1,424,946 shares of our Common Stock (which includes 251,300 shares issuable upon exercise of warrants), and shares dispositive power with respect to 1,287,191 shares of our Common Stock (which includes 176,568 shares issuable upon exercise of warrants).  Mr. Gagnon has expressly disclaimed beneficial ownership of all securities held in the Funds' accounts. No single client's interest as reported in the customer accounts at Gagnon Securities LLC exceeds 5% of our outstanding Common Stock.

As of the date of this Annual Report, our Chairman of the Board, Abraham Keinan, beneficially owns 18% of our Common Stock (excluding options). Our President, Chief Executive Officer, and Director, Guy Nissenson beneficially owns 0.61% of our Common Stock and has significant influence over an additional 6.55% of our Common Stock (excluding options), which is owned by Campbeltown Business Ltd., an entity owned and controlled by Mr. Nissenson and his family. In addition, certain stockholders provided Mr. Nissenson and Mr. Keinan with irrevocable proxies representing a total of 5.59% of our Common Stock. Shemer S. Schwartz, a director, beneficially owns 0.048% of our Common Stock (excluding options). Our wholly owned subsidiary, Swiftnet Limited, beneficially owns 0.71% of our Common Stock. Therefore, our management potentially may vote 31.508% of our Common Stock, without giving effect to the issuance of any shares upon the exercise of outstanding warrants or options.  As such, our management may have control over the outcome of matters submitted to a vote of the holders of our Common Stock, including the election of our directors, amendments to our articles of incorporation and bylaws and approval of significant corporate transactions. Additionally, our management may be able to delay, deter or prevent a change in our control that might be beneficial to our other stockholders.

Equity Compensation Plans

The information with respect to our equity compensation plan is incorporated herein by reference to Item 5 of Part II of this Annual Report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Story Telecom Limited

Loan

On July 17, 2007, Story Telecom Limited, at that time our majority-owned UK subsidiary and as of March 25, 2008 a wholly-owned subsidiary, agreed to loan us up to £400,000 ($787,175) that it had as cash surplus in its bank account. The loan bears fixed interest rate at 4% over the interest payable by the bank for deposits under the same terms. The loan is for a one-year term but can be accelerated by Story Telecom if it requires additional financing to continue to operate as a going concern. The loan is guaranteed by our wholly owned UK subsidiary, Swiftnet Limited and by amounts owed to us by Story Telecom. In addition, Story Telecom has the right to set-off repayments under the loan against sums due to us by Story Telecom. The loan is re-payable at any time upon 30 days’ notice. On July 18, 2007 and on September 25, 2007, we borrowed £350,000 ($688,778) and £50,000 ($98,397), respectively, of the loan. On October 8, 2007, Story Telecom agreed to increase the loan ceiling by £300,000 to a maximum of £700,000. Further borrowings of £100,000 ($196,794) were made on October 9, 2007. As of December 31, 2008, the aggregate outstanding borrowings were £500,000 ($729,629).

Xfone 018 Ltd.

Investment Agreement with a Minority Partner

According to an August 26, 2004 Investment Agreement between us, Xfone 018 Ltd. and our 26% minority interest partner in Xfone 018 (respectively, the “Investment Agreement”, the “Minority Partner”), the Minority Partner provided in 2004 a bank guarantee of NIS 10,000,000 ($2,822,467) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by us in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the Investment Agreement, we agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge. Further, we agreed that if at the end of the first two years of Xfone 018’s business activity, its revenues shall be less than $2,000,000 or if it shall cease business activity (at any time), we shall secure the return of the bank guarantee to the Minority Partner.

Pursuant to the Investment Agreement, the Minority Partner provided in the fourth quarter of year 2004, a shareholder loan of approximately $400,000 to Xfone 018 (the “2004 Minority Partner Loan”). The 2004 Minority Partner Loan was established for four years, unless otherwise agreed between the parties, with annual interest of 4% and linkage to the Israeli Consumer Price Index. As of December 31, 2008, the balance of the 2004 Minority Partner Loan was NIS 1,947,890 ($512,333).

Pursuant to the Investment Agreement, as of December 31, 2008, Xfone, Inc. provided to Xfone 018 a shareholder loan in an aggregate amount of $455,606.

The Investment Agreement provides that we shall be entitled to receive from Xfone 018 management fees equivalent to 5% of the operating profit of Xfone 018, in return for the management services provided by us to Xfone 018. As of December 31, 2008, management fees in the amount of $62,539 were due and paid.

Giora Spigel Agreement

Pursuant to a verbal agreement between Mr. Giora Spigel and us, the Board of Directors of Xfone 018 approved on November 24, 2004, subject to the approval of the Ministry of Communications of the State of Israel, that shares held by us, representing 5% ownership of Xfone 018, will be transferred to Margo Pharma Ltd. (formerly Margo Sport Ltd.), a company owned by Mr. Spigel and his wife. Upon approval of the Ministry of Communications of the State of Israel, such verbal agreement was evidenced by a share transfer deed as required by the Israel Company Law - 1999.

Xfone 018 is currently owned 69% by us, 26% by Newcall Ltd. (a company owned by the Minority Partner), and 5% by Margo Pharma Ltd.

Loan to Xfone,Inc.

On November 19, 2008, Xfone 018 provided us with a loan in the amount of NIS 3,500,000 (approximately $828,206) (the "Xfone Loan"). The Xfone Loan bears interest at a rate of 0.25% above the interest payable by Xfone 018 to its bank for utilizing its credit line, but not less than the interest payable by the bank for NIS short-term deposits (the "Interest Rate"). Currently, the Interest Rate is 3.8%. The Xfone Loan is to be repaid in four monthly non-equal payments beginning on February 1, 2009.  During fiscal 2008, we did not make any payments of principal or interest. As of March 31, 2009, we are current with these payments, and the outstanding principal balance is NIS 1,500,000 ($354,946).

Loan to Minority Partner

On December 24, 2008, Xfone 018 provided the Minority Partner with a loan in the amount of NIS 343,680 (approximately $81,325) (the "2008 Loan to Minority Partner"). The 2008 Loan to Minority Partner is interest-free. On March 26, 2009, upon a resolution of Xfone 018's Board of Directors of same date, the 2008 Loan to Minority Partner was paid off in full by way of set-off with the 2004 Minority Partner Loan.

Letter of Guarantee relating to Tikshoov Digital Ltd.

On December 11, 2008, we signed a Letter of Guarantee (the “Guarantee”), pursuant to which we agreed to guarantee the obligations of Xfone 018 under a certain contract dated March 13, 2008 (the “Contract”), entered into by and between Xfone 018 and Tikshoov Digital Ltd. (“Tikshoov”) and a certain Agreement dated December 11 2008, entered into by and between Xfone 018 and Tikshoov (the “Agreement”).  Pursuant to the Contract, Xfone 018 provides telephone services to Tikshoov for participants in a television call-in game show. Xfone 018 collects the telephone service fees from the participants and delivers the fees to Tikshoov, after deducting applicable monthly fees and costs.  Pursuant to the Guarantee, if for any reason Xfone 018 fails to comply with its obligations under the Contract and pursuant to the Agreement in whole or in part, we will pay to Tikshoov directly any amounts due and outstanding.  We have agreed to make any payments pursuant to the Guarantee within three (3) business days upon Tikshoov's first demand, without deducting any amounts that we may claim from Tikshoov and free of any taxes or withholdings.  The Guarantee terminates and becomes null and void upon the full satisfaction of Xfone 018's obligations.

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

Keinan Employment with Swiftnet

Our Chairman of the Board, Mr. Abraham Keinan, has been employed by our wholly owned UK based subsidiary, Swiftnet Limited since its inception in 1990. In 2005, Mr. Keinan’s annual salary was £54,594 ($77,305). In 2006, Mr. Keinan’s annual salary was £48,000 ($67,968). Mr. Keinan received in addition to his monthly salary pension benefits and a company car. With respect to employment years 1990-2006, Mr. Keinan had no written employment agreement with Swiftnet.

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

Under the Keinan Employment Agreement, Swiftnet shall pay to Mr. Keinan during the term of his engagement a salary at the rate of £48,000 ($67,968) per annum, such salary to be paid in equal monthly installments in arrears on the last Friday of each month. Swiftnet shall provide Mr. Keinan with an appropriate executive car or car allowance with an effective annual cost to Swiftnet of up to £15,000 ($21,240).

Swiftnet shall pay Mr. Keinan contributions to the following schemes: (i) Health care for him and his immediate family; (ii) Permanent health; (iii) Life insurance arrangements (up to a maximum of four times salary); (iv) Pension rights - Swiftnet shall contribute a monthly sum equal to 7.5% of his salary; (v) Travel insurance.

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

In consideration of the performance of the Services pursuant to the Keinan Consulting Agreement, the Company initially paid Mr. Keinan a monthly fee of £10,000 ($14,160), which was increased by the Board of Directors following the recommendation of the Audit Committee and the Compensation Committee in accordance with the terms described below, to £16,000 ($22,656) effective as of June 1, 2008 (the “Fee”). Mr. Keinan shall invoice the Company at the end of each calendar month and the Company shall make the monthly payment immediately upon receiving such invoice. Once a calendar year, and no later than December 15, the Company’s Board shall consider approving an increase to the Fee. Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee of the Company (the “Compensation Committee”). However, in the event the Company has not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice. In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board shall take into account, among other factors, growth in the Company’s revenues and/or profits.

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

Mr. Keinan waived his bonuses for 2007 and 2008 to which he was entitled pursuant to this provision.

Immediately upon the establishment by the Company of any new stock option or purchase plan or other equity compensation arrangement pursuant to which options or stock may be acquired by officers, directors, employees, or consultants of the Company (collectively, the “Plan”), the Company’s Board shall consider approving a grant of an appropriate amount of options (or any other applicable rights) under the Plan to Mr. Keinan. Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee. However, in the event the Company has not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice.

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

This Keinan Consulting Agreement shall be in effect for an initial fixed term of five years, beginning on January 1, 2007 (the “Initial Effective Term”), and thereafter, unless terminated as provided below, shall automatically be renewed for additional terms of three years (each, an “Additional Effective Term”). Notwithstanding the foregoing, each of the Company and Mr. Keinan shall have the right to terminate the automatic renewal of the Keinan Consulting Agreement, for any reason whatsoever, by a termination notice in writing, to be provided to the other party not less than six months prior to: (i) the expiration of the Initial Effective Term, or (ii) the expiration of any Additional Effective Term (the “Notice Period”). Notwithstanding the foregoing, as long as Mr. Keinan shall command and/or control, directly and/or indirectly, including together with others (as well as pursuant to that certain Voting Agreement dated September 28, 2004, by and among Mr. Keinan, Guy Nissenson and Campbeltown Business Ltd.) and/or by proxies, fifteen percent (15%) or more of the voting rights of the Company, if the Company shall choose to exercise its right to terminate the automatic renewal of the Keinan Consulting Agreement, the Notice Period shall be of not less than twelve months. Notwithstanding the foregoing, Mr. Keinan shall have the right to terminate the Keinan Consulting Agreement, for any reason whatsoever, and at any time, including during the Initial Effective Term (“Early Termination by Mr. Keinan“). In the event of Early Termination by Mr. Keinan, the Notice Period shall be of not less than eight months.

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

On June 28, 2004, our Board of Directors approved a bonus of £5,000 ($8,241) to Mr. Keinan for his efforts in connection with obtaining the license to become an international telecom service provider in Israel by Xfone 018.

Keinan Loan

Since our inception in September 2000, through December 31, 2000, we along with our subsidiary, Swiftnet provided Abraham Keinan, our Chairman of the Board, with a loan. This loan originally was reflected in a September 29, 2000 promissory note payable in ten equal installments ending on January 1, 2011. This note is non-interest bearing. We provided the loan to Mr. Keinan to promote his loyalty and continued service as our Chairman of the Board of Directors. On December 29, 2005, Mr. Keinan repaid £123,966 ($261,512) which was due for the fiscal year ended December 31, 2005. On December 26, 2006 Mr. Abraham Keinan, repaid the final payment of £123,965 ($261,510) under the terms of his loan.

Indemnification

Xfone 018 Ltd., our Israeli subsidiary, obtained certain credit facilities from Bank Hapoalim B.M. Prior to and during fiscal 2008, the credit facilities were secured with a personal guarantee by Abraham Keinan and Guy Nissenson, which included a pledge on 1,000,000 shares of Common Stock of the Company owned by Mr. Keinan, and an undertaking to provide Bank Hapoalim with an additional financial guarantee of up to $500,000 under certain circumstances. In addition, we had agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may have incurred in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral. Mr. Keinan and Mr. Nissenson were released from these guarantees in 2009.

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
TARGET AMOUNT OF REVENUES PER MONTH	ADDITIONAL MONTHLY BONUS
Less than £125,000 (approximately $177,000)	£0
Between £125,000 - £150,000 (approximately $177,000 - $212,400)	£1,250 (approximately $1,770)
Between £150,000 - £175,000 (approximately $212,400 - $247,800)	£2,500 (approximately $3,540)
Over £175,000 (approximately $247,800)	£2,750 (approximately $3,894)

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

Stock Purchase Agreement

On June 19, 2000, Swiftnet Limited entered into a Stock Purchase Agreement with Abraham Keinan and Campbeltown Business Ltd. a company owned and controlled by Guy Nissenson and his family. This agreement provides that:

•
Abraham Keinan confirmed that all his businesses, activities and initiatives in the field of telecommunications are conducted through Swiftnet, and would continue for at least 18 months after the conclusion of this transaction.

•	Campbeltown Business declared that it is not involved in any business that competes with Swiftnet and would not be involved in such business at least for 18 months after this transaction is concluded.
•	Campbeltown Business would invest $100,000 in Swiftnet, in exchange for 20% of the total issued shares of Swiftnet;
•
Campbeltown Business would also receive 5% of our issued and outstanding shares following our acquisition of Swiftnet. In June 2000, Campbeltown Business invested the $100,000 in Swiftnet. We acquired Swiftnet and Campbeltown received 720,336 shares of our Common Stock for its 20% interest in Swiftnet.

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

Nissenson Employment Agreements with Swiftnet

May 11, 2000 Employment Agreement

On May 11, 2000, Swiftnet Limited and our Chairman of the Board of Directors, Abraham Keinan, entered into an employment agreement with Guy Nissenson, our President, Chief Executive Officer, and Director (the “May 11, 2000 Employment Agreement”). Under the terms of the agreement, Swiftnet employed Mr. Nissenson to provide business development and sales and marketing services, at a base rate of £1000 per month (approximately $1,416). The May 11, 2000 Employment Agreement provided that when Swiftnet reaches average sales of £175,000 per month for a consecutive three-month period, Mr. Nissenson’s salary will increase to £2,000 (approximately $2,832) per month. The May 11, 2000 Employment Agreement further provided that Mr. Nissenson will receive an unspecified number of options to acquire our stock that is limited to 50% of the options that Mr. Keinan receives. As such, the agreement protected Mr. Nissenson’s rights to have at least 50% of the options rights that Mr. Keinan will have. Mr. Nissenson can transfer the right of these options to another company or person at his discretion. Swiftnet may only cancel these options if: (1) Mr. Nissenson no longer works with Swiftnet; or (2) if within twelve months of Mr. Nissenson’s employment with the company Swiftnet and any other companies that may buy or merge into Swiftnet in the future, do not reach average revenues (over a three consecutive month period) of at least £120,000. Because the average sales per month exceeded £120,000 within a twelve-month period of Mr. Nissenson’s employment, Swiftnet cannot cancel these options.

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

Under the Nissenson Employment Agreement, Swiftnet shall pay to Mr. Nissenson during the term of his engagement a salary at the rate of £48,000 ($67,968) per annum, such salary to be paid in equal monthly installments in arrears on the last Friday of each month. Swiftnet shall provide Mr. Nissenson with an appropriate executive car or car allowance with an effective annual cost to Swiftnet of up to £15,000 ($21,240).

Swiftnet shall pay Mr. Nissenson contributions to the following schemes: (i) Health care for him and his immediate family; (ii) Permanent health; (iii) Life insurance arrangements (up to a maximum of four times salary); (iv) Pension rights - Swiftnet shall contribute a monthly sum equal to 7.5% of his salary; (v) Travel insurance.

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

In consideration of the performance of the Services pursuant to the Nissenson Consulting Agreement, the Company shall pay Mr. Nissenson a monthly fee of £10,000 ($14,160), which was increased by the Board of Directors following the recommendation of the Audit Committee and the Compensation Committee in accordance with the terms described below, to £16,000 ($22,656) effective as of June 1, 2008 (the “Fee”). Mr. Nissenson shall invoice the Company at the end of each calendar month and the Company shall make the monthly payment immediately upon receiving such invoice. Once a calendar year, and no later than December 15, the Company’s Board shall consider approving an increase to the Fee. Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee of the Company (the “Compensation Committee”). However, in the event the Company has not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice. In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board shall take into account, among other factors, growth in the Company’s revenues and/or profits.

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

Mr. Nissenson waived his bonuses for 2007 and 2008 to which he was entitled pursuant to this provision.

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

Mr. Nissenson waived $22,610 of the Bonus.

Dionysos Investments (1999) Ltd. Financial Services and Business Development Consulting Agreement

A Financial Services Consulting Agreement was entered into on November 18, 2004, between Dionysos Investments (1999) Ltd., an Israeli company (“Dionysos Investments”) and the Company with respect to certain services (the “Dionysos Investments Consulting Agreement”).  Mr. Haim Nissenson, a consultant of the Company since its inception and father of Mr. Guy Nissenson, the Company's President, Chief Executive Officer and Director, is the Managing Director of Dionysos. Dionysos is owned and controlled by certain members of the Nissenson family, other than Mr. Guy Nissenson.

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

The Dionysos Investments Consulting Agreement provided that Dionysos Investments will be compensated by the Company for the Services provided to the Company in the amount of £3,000 ($4,248) per month beginning on the Effective Date of the Dionysos Investments Consulting Agreement (the “Fees”). In addition, the Company will reimburse Dionysos Investments, based on prior approval, for expenses incurred, which expenses include travel, hotel, meals, courier, report reproduction and other administrative costs when and where needed (the “Expenses”). Compensation for any additional services provided by Dionysos Investment for the Company shall be as agreed by the parties.

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

First Amendment

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

The First Amendment provides that Section 2 of the Dionysos Investments Consulting Agreement shall be amended in its entirety to provide as follows:

(i) The parties agree that Dionysos Investments will be compensated by the Company for the Services provided to the Company in the amount of £8,000 ($11,328) per month, beginning on January 1, 2007;

(ii) In addition, the Company will pay Dionysos Investments a one time success fee in the amount of £10,000 ($14,160), for initiating, establishing and developing the relationship between the Company and certain Israeli financial institutions during fiscal years 2005-2006, relationships which resulted in significant investments made by certain Israeli financial institutions;

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

The parties agreed that the abovementioned compensation will only apply to fiscal year 2007, and then be reviewed and reconsidered by the Audit Committee and Board of Directors of the Company in December 2007. In the event the Board of Directors of the Company, exercising sole discretion, decides not to approve the abovementioned compensation for fiscal year 2008, Dionysos Investments will have the option, in its sole discretion, to terminate the Dionysos Investments Consulting Agreement, or continue and provide the Services in return for the same compensation which was paid to it in fiscal years 2005-2006 (i.e. fee of £3,000 per month plus reimbursement of expenses).

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

Second Amendment

On January 15, 2009, pursuant to the recommendation of the Audit Committee of the Company and the resolution of the Board of Directors, the Company and Dionysos entered into a Second Amendment to the Consulting Agreement (the “Second Amendment”).  The Second Amendment confirmed the automatic renewal of the Consulting Agreement for an additional two-year period and set the same compensation levels for fiscal 2009 and 2010 that were established for fiscal 2007 and 2008.  Accordingly, Dionysos will continue to be paid £8,000 (approximately $11,328) per month, plus reimbursements for expenses, and will receive a success fee of 0.5% of the gross proceeds for any investments in the Company made by Israeli investors during fiscal 2009 and/or 2010 that result from Dionysos’ services to the Company.

The parties also agreed that in or about December 2010, the Audit Committee and Board of Directors would review and reconsider for approval the above-mentioned compensation for any future term(s).

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

Option Agreement

On July 1, 2008, Abraham Keinan, our Chairman of the Board and Guy Nissenson, our President, CEO and a director, entered into a certain Irrevocable Option Agreement (the “Option Agreement”). Pursuant to the Option Agreement, Mr. Keinan granted Mr. Nissenson (individually and/or together with the Nissenson Investors, as such term is defined in the Option Agreement) an irrevocable and exclusive option to purchase a minimum of 2,868,000 of the shares of Xfone common stock, $0.001 par value per share, that he beneficially owns (the “Option Shares”), at any time from the date of the Option Agreement through 5:00 p.m. (British Time) on January 1, 2009, at a price per share of $3.4289277 (the "Option").  The Option expired unexercised on January 1, 2009 pursuant to its terms.

The Option Agreement provided that in the event that Mr. Nissenson decided to exercise the Option, Mr. Keinan also had the right to sell to the purchaser(s) of the Option Shares up to an additional 340,000 shares of Xfone common stock that he owned, at the same price as the Option Shares (the "Additional Shares”).  Additionally, the Option Agreement provided that upon the purchase of the Option Shares and any Additional Shares, (i) Mr. Keinan would immediately resign from all of his positions with Xfone and/or its subsidiaries, (ii) would relinquish any rights under his agreements with us and our subsidiaries, including fees, salary, bonuses, options (including but not limited to outstanding and fully vested options), severance pay, etc., and (iii) the Voting Agreement by and between Mr. Keinan, Mr. Nissenson and Campbeltown Business Ltd. dated September 28, 2004 would terminate.

Iddo Keinan

Mr. Iddo Keinan, son of Mr. Abraham Keinan, our Chairman of the Board, has been employed by our wholly owned UK based subsidiary, Swiftnet limited since 1998.

In 2006 Mr. Iddo Keinan served as the Commercial Director of Swiftnet, and his annual salary was £54,459 ($77,114). On December 25, 2006, our Board of Directors approved the continuing employment of Mr. Iddo Keinan by Swiftnet Limited, at an annual salary of £36,000. Accordingly, in 2007 his annual salary was £36,000 ($50,976), and in 2008 his annual salary was £36,000 ($50,976). On September 1, 2008, Mr. Keinan’s role changed to Wholesale Manager for Swiftnet.

Free Cash Flow Participation Agreement with NTS Holdings, Inc.

The Company entered into a Free Cash Flow Participation Agreement (the “Participation Agreement”) with NTS Holdings, an entity owned by Barbara Baldwin, President, CEO and Director of NTS Communications and Xfone USA, Jerry Hoover, Executive Vice President - Chief Financial Officer of NTS Communications and Treasurer of Xfone USA, and Brad Worthington, Executive Vice President - Chief Operating Officer of NTS Communications, pursuant to which NTS Holdings will be entitled to a payment from the Company of an amount equal to 5% of the aggregate excess free cash flow generated by the Company’s U.S. Operations, which is defined in the Participation Agreement as the operations of the Company and its U.S. subsidiaries, which include Xfone USA, Inc. and NTS, and their respective subsidiaries, as well as any U.S. entity that the Company acquires directly, or indirectly through its subsidiaries in the future (a “Future Acquisition”). NTS Holdings will be entitled to the participation amount beginning at such time as the Company has received a full return of its initial invested capital, plus an additional 8% return per year, in connection with the NTS acquisition (as well as in connection with any Future Acquisition).

The Participation Agreement will remain in effect in perpetuity, unless earlier terminated in accordance with its terms. Termination of the Participation Agreement may occur upon a sale or buyout of the Company’s U.S. Operations, at the option of the purchaser in any such transaction, and in the limited circumstances set forth in the Participation Agreement.

Shareholder Value, Ltd.

Shareholder Value, Ltd. is a Texas limited partnership which owns 100% of the building in Lubbock, Texas, from which NTS Communications leases its corporate offices, Network Control Center, Customer Care and Internet help desk locations. See “Item 2 – Description of Property” above. NTS Properties, LC is a Texas limited liability company that serves as the general partner of Shareholder Value, Ltd., and, in that capacity, owns 1% of Shareholder Value, Ltd. The remaining 99% of Shareholder Value, Ltd. is owned by a small group of investors, which includes several former shareholders of NTS Communications who sold their respective interests in NTS Communications to Xfone in connection with Xfone’s acquisition of NTS Communications in February 2008.  Such shareholders include Telephone Electronics Corporation (“TEC”), NTS Communications’ former majority shareholder, which owns approximately 49.5% of Shareholder Value Ltd., Barbara Baldwin, President, CEO and Director of NTS Communications and Xfone USA, who owns approximately 7.425% of Shareholder Value, Ltd., Jerry Hoover, Executive Vice President, Treasurer and Chief Financial Officer of NTS Communications and Treasurer of Xfone USA, who owns approximately 4.95% of Shareholder Value, Ltd., and Brad Worthington, Executive Vice President and Chief Operating Officer of NTS Communications, who owns approximately 4.95% of Shareholder Value, Ltd.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Stark Winter Schenkein & Co., LLP (“SWS”) served as our Independent Certified Public Accountants for the fiscal years ending December 31, 2006 and 2007, and for the first three quarters of the fiscal year ending December 31, 2008. On October 30, 2008, the Audit Committee approved the appointment of SWS as our Independent Certified Public Accountants for the fiscal year ending December 31, 2008, and the first three quarters of the fiscal year ending December 31, 2009, and our shareholders approved this appointment on December 16, 2008.

Our Audit Committee pre-approved all audit and non-audit services provided to us and during the periods listed below. The Audit Committee approves discrete projects on a case-by-case basis that may have a material effect on our operations and also considers whether proposed services are compatible with the independence of the public accountants.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to the Company by SWS as of or for the two fiscal years ended December 31, 2008 and 2007 are set forth below:

	Fiscal Year
	2008	2007

Audit Fees	$165,000	$133,668
Audit-Related Fees	24,000	7,000
Tax Fees	17,800	12,500
All Other	1,000	2,725
Total	$207,800	$155,893

Audit Fees Aggregate fees for professional services rendered by SWS in connection with its audit of our consolidated financial statements for the fiscal years 2008 and 2007 and the quarterly reviews of our financial statements included in our Forms 10-Q.

Audit-related Fees Aggregate fees for professional services rendered by SWS in connection with its review of our filings with the SEC (i.e. Forms 8-K and S-1) and the Israel Securities Authority (i.e. Prospectus).

Tax Fees Aggregate fees for professional consulting services rendered by SWS in connection with our state and federal taxes.

All Other Reimbursement for expenses in connection with professional services rendered by SWS to us.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007.
3.11	Reamended and Restated Bylaws of Xfone, Inc. dated January 15, 2009.(55)
4.	Specimen Stock Certificate.(1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.21	Newco (Auracall Limited) Formation Agreement.(6)
10.22	Agreement with ITXC Corporation.(6)
10.23	Agreement with Teleglobe International.(6)
10.23.1	Amendment to Agreement with Teleglobe International.(6)
10.24	Agreement with British Telecommunications.(6)
10.25	Agreement with Easyair Limited (OpenAir).(6)
10.26	Agreement with Worldnet.(6)
10.27	Agreement with Portfolio PR.(6)
10.28	Agreement with Stern and Company.(6)
10.29	Letter to the Company dated December 31, 2003, from Abraham Keinan.(6)
10.30	Agreement between Swiftnet Limited and Dan Kirschner.(8)
10.31	Agreement and Plan of Merger.(7)
10.32	Escrow Agreement.(7)
10.33	Release Agreement.(7)
10.34	Employment Agreement date March 10, 2005, between Xfone USA, Inc. and Wade Spooner.(7)
10.34.1	Separation Agreement and Release, dated August 15, 2008, between Xfone USA, Inc. and Wade Spooner.
10.35	Employment Agreement date March 10, 2005, between Xfone USA, Inc. and Ted Parsons.(7)
10.35.1	Separation Agreement and Release, dated August 15, 2008, between Xfone USA, Inc. and Ted Parsons.
10.36	First Amendment to Agreement and Plan of Merger (to acquire WS Telecom, Inc.).(11)
10.37	Finders Agreement with The Oberon Group, LLC.(11)
10.38	Agreement with The Oberon Group, LLC.(11)
10.39	Management Agreement between WS Telecom, Inc. and Xfone USA, Inc.(8)
10.40	Engagement Letter to Tommy R. Ferguson, Confidentiality Agreement, and Executive Inventions Agreement dated August 19, 2004. (11)
10.41	Voting Agreement dated September 28, 2004.(11)
10.42	Novation Agreement executed September 27, 2004.(11)
10.43	Novation Agreement executed September 28, 2004.(11)
10.44	Investment Agreement dated August 26, 2004, with Ilan Shoshani.(12)
10.44.1	Addendum and Clarification to the Investment Agreement with Ilan Shoshani dated September 13, 2004. (12)
10.45	Agreement dated November 16, 2004, with Elite Financial Communications Group.(13)
10.46	Financial Services and Business Development Consulting Agreement dated November 18, 2004, with Dionysos Investments (1999) Ltd. (13)
10.47	Agreement and Plan of Merger to acquire I-55 Internet Services, Inc. dated August 18, 2005.(14)
10.48	Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC dated August 26, 2005.(15)
10.49	Securities Purchase Agreement, dated September 27, 2005, by and between the Company and Laurus Master Fund, Ltd. (16)

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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. [Free translation from Hebrew] (54)

10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C. to the Securities and Exchange Commission. (20)
21.1	List of Subsidiaries (Amended as of March 31, 2008) (26)
23	Consent of Stark Winter Schenkein & Co., LLP dated March 31, 2009
23.6	Consent of Yarel & Partners C.P.A. (Isr.) dated March 31, 2009.
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K/A #1.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.

(26)	Denotes previously filed exhibit; filed on April 15, 2008 with Xfone, Inc.’s Form 10-KSB/A.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(40)	Denotes previously filed exhibit: filed on October 25, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFONE, INC.

Date: March 31, 2009	By:	/s/ Guy Nissenson
Guy Nissenson President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abraham Keinan	Chairman of the Board	March 31, 2009
Abraham Keinan

/s/ Guy Nissenson	President, Chief Executive Officer, and Director	March 31, 2009
Guy Nissenson

/s/ Itzhak Almog	Director and Chairman of the Audit Committee and the Nominating Committee	March 31, 2009
Itzhak Almog

/s/ Eyal J. Harish	Director	March 31, 2009
Eyal J. Harish

/s/ Israel Singer	Director and member of the Audit Committee	March 31, 2009
Israel Singer

/s/ Niv Krikov	Treasurer, Chief Financial Officer, and Principal Accounting Officer	March 31, 2009
Niv Krikov

EXHIBIT INDEX

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007.
3.11	Reamended and Restated Bylaws of Xfone, Inc. dated January 15, 2009.(55)
4.	Specimen Stock Certificate.(1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.21	Newco (Auracall Limited) Formation Agreement.(6)
10.22	Agreement with ITXC Corporation.(6)
10.23	Agreement with Teleglobe International.(6)
10.23.1	Amendment to Agreement with Teleglobe International.(6)
10.24	Agreement with British Telecommunications.(6)
10.25	Agreement with Easyair Limited (OpenAir).(6)
10.26	Agreement with Worldnet.(6)
10.27	Agreement with Portfolio PR.(6)
10.28	Agreement with Stern and Company.(6)
10.29	Letter to the Company dated December 31, 2003, from Abraham Keinan.(6)
10.30	Agreement between Swiftnet Limited and Dan Kirschner.(8)
10.31	Agreement and Plan of Merger.(7)
10.32	Escrow Agreement.(7)
10.33	Release Agreement.(7)
10.34	Employment Agreement date March 10, 2005, between Xfone USA, Inc. and Wade Spooner.(7)
10.34.1	Separation Agreement and Release, dated August 15, 2008, between Xfone USA, Inc. and Wade Spooner.
10.35	Employment Agreement date March 10, 2005, between Xfone USA, Inc. and Ted Parsons.(7)
10.35.1	Separation Agreement and Release, dated August 15, 2008, between Xfone USA, Inc. and Ted Parsons.
10.36	First Amendment to Agreement and Plan of Merger (to acquire WS Telecom, Inc.).(11)
10.37	Finders Agreement with The Oberon Group, LLC.(11)
10.38	Agreement with The Oberon Group, LLC.(11)
10.39	Management Agreement between WS Telecom, Inc. and Xfone USA, Inc.(8)
10.40	Engagement Letter to Tommy R. Ferguson, Confidentiality Agreement, and Executive Inventions Agreement dated August 19, 2004. (11)
10.41	Voting Agreement dated September 28, 2004.(11)
10.42	Novation Agreement executed September 27, 2004.(11)
10.43	Novation Agreement executed September 28, 2004.(11)
10.44	Investment Agreement dated August 26, 2004, with Ilan Shoshani.(12)
10.44.1	Addendum and Clarification to the Investment Agreement with Ilan Shoshani dated September 13, 2004. (12)
10.45	Agreement dated November 16, 2004, with Elite Financial Communications Group.(13)
10.46	Financial Services and Business Development Consulting Agreement dated November 18, 2004, with Dionysos Investments (1999) Ltd. (13)
10.47	Agreement and Plan of Merger to acquire I-55 Internet Services, Inc. dated August 18, 2005.(14)
10.48	Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC dated August 26, 2005.(15)
10.49	Securities Purchase Agreement, dated September 27, 2005, by and between the Company and Laurus Master Fund, Ltd. (16)

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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. [Free translation from Hebrew] (54)

10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C. to the Securities and Exchange Commission. (20)
21.1	List of Subsidiaries (Amended as of March 31, 2008) (26)
23	Consent of Stark Winter Schenkein & Co., LLP dated March 31, 2009
23.6	Consent of Yarel & Partners C.P.A. (Isr.) dated March 31, 2009.
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K/A #1.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.

(26)	Denotes previously filed exhibit; filed on April 15, 2008 with Xfone, Inc.’s Form 10-KSB/A.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(40)	Denotes previously filed exhibit: filed on October 25, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.