Form 10-K/A
period 2008-12-31
XFONE INC.
filed 2009-04-30
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This amendment on Form 10-K/A (Amendment No. 1) amends the Annual Report on Form 10-K of Xfone, Inc. (the “Company”) for the fiscal year ended December 31, 2008, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2009 (the “Original Report”), and is being filed to:

•	update Item 3 (Legal Proceedings);

•
revise Item 8 (Financial Statements and Supplementary Data) to make certain typographical and formatting corrections, and to enhance certain disclosures required by U.S. GAAP to support certain figures appearing in the financial statements; and

•	update Exhibit 21.1, List of Subsidiaries.

The Company does not believe any of such changes are material.

In accordance with the rules of the SEC, the Company has set forth herein the complete texts of Items 3 (Legal Proceedings), 8 (Financial Statements and Supplementary Data) and 15 (Exhibits, Financial Statement Schedules) in their entirety.  The Company has also included an updated Consent of the Independent Registered Public Accounting Firm of the Company as Exhibit 23, and the Consent of the Independent Registered Public Accounting Firm of Xfone 018 as Exhibit 23.6. In addition, updated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1.

This Amendment No. 1 is limited to the items of the Original Report set forth above and does not amend, update, or change any other items or disclosures contained in the Original Report. Accordingly, all other items that remain unaffected are omitted in this filing. The amendments to the Original Report reflected in this Amendment No. 1 did not result in a change to, or restatement of, the financial statements or other financial information included in the Original Report. The filing of this Amendment No. 1 shall not be deemed an admission that the Original Report, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

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

II. Omer Fleisig vs. Israel 10 - Shidury Haruts Hahadash Ltd. and Xfone 018 Ltd.

On December 16, 2008, Omer Fleisig filed a request to approve a claim as a class action (the "Class Action Request") against Xfone 018 Ltd. ("Xfone 018"), a 69% owned Israel based subsidiary of the Company, and Israel 10 - Shidury Haruts Hahadash Ltd., an entity unrelated to the Company ("Israel 10"), in the District Court in Petach Tikva, Israel.  Fleisig attempted to participate in a television call-in game show, which was produced by Israel 10, using Xfone 018’s international telecom services. The claim alleges that although Fleisig's two attempts to participate in the show were unsuccessful because he received a busy signal when trying to call in, he was billed by Xfone 018 for both attempts. Fleisig seeks damages for the billed attempts. He was billed approximately $2.50 for the calls. The Class Action Request states total damages of NIS 24,750,000 (approximately $ 5,815,320) which reflects Fleisig's estimation of damages caused to all participants in the game show which (pursuant to the Class Action Request)  allegedly received a busy signal while trying to call in to the game during a certain  period defined in the Class Action Request. All parties are currently attempting to reach an understanding regarding the scope of the Class Action Request and its justification, if at all. This matter is pending.

III. Teresa Leffler vs. Marshall Wingard and Xfone USA

On February 24, 2009, Teresa Leffler, a former employee of Xfone USA, Inc., filed a complaint with the Circuit court of Rankin County, Mississippi, alleging sexual discrimination and sexual harassment by a former employee of Xfone USA, Marshall Wingard, and Xfone USA, that allegedly resulted in injury to her job and reputation, lost wages, mental and physical pain and suffering. Ms. Leffler seeks compensatory damages in the amount of $300,000.00 and punitive damages in the amount of $300,000.00. Xfone USA has entered into an agreement to pay for Mr. Wingard’s defense. The filing of the complaint follows Ms. Leffler’s receipt of a Notice of Right to Sue (the “Notice”) issued by the U.S. Equal Employment Opportunity Commission (the “EEOC”) on November 21, 2008.  The Notice also stated that the EEOC was terminating its processing of the charge.  The Company intends to vigorously contest and defend the allegations against it in this matter.

IV. NTS Communications, Inc. vs. Global Crossing Telecommunications, Inc.

On March 27, 2009, NTS Communications, Inc. (“NTS”) filed suit against Global Crossing Telecommunications, Inc. (“Global Crossing”) in the 160th District Court of Dallas County, Texas seeking $441,148.51 for unpaid telecommunications services, which NTS had provided in November and December 2008. The suit stems from a certain Telecommunications Agreement entered into between NTS and Global Crossing, which had an effective date of November 2, 2006.  On April 15, 2009, Global Crossing removed the case to Federal Court, and on April 17, 2009, Global Crossing filed an Original Answer denying NTS’ claim.  Global Crossing also filed a Counterclaim alleging that NTS failed to perform its obligations under the Telecommunications Agreement and federal law between 2006 and 2008, and seeks damages in the amount of $8,000,000. The Company intends to vigorously defend itself in this action.  Additionally, the Company intends to claim indemnity from NTS’ former shareholders with respect to the damages sought by Global Crossing in the Counterclaim, pursuant to the protections available to Xfone for suffering adverse consequences under the terms of the  Stock Purchase Agreement and Escrow Agreement entered into in connection with Xfone’s purchase of NTS.  This matter is pending.

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

/s/ Stark Winter Schenkein & Co., LLP
Stark Winter Schenkein & Co., LLP
Denver, Colorado
March 31, 2009 except for Note 19 dated April 29, 2009

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
Yarel + Partners C.P.A (Isr.) /s/ Yarel + Partners
Tel-Aviv, Israel March 26, 2009	An Independent Member of BKR International

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

CURRENT ASSETS:

Cash	$3,078,474	$5,835,608
Restricted cash	-	25,562,032
Accounts receivable, net	7,834,003	5,886,499
Prepaid expenses and other receivables	4,291,637	3,554,431
Deferred taxes	2,795,473	430,876

Total current assets	17,999,587	41,269,446

INVENTORY	302,547	-

MINORITY INTEREST	-	7,190

BONDS ISSUANCE COSTS , NET	1,696,278	1,753,503

DEFERRED TAXES	2,146,010	16,018

OTHER LONG TERM ASSETS	474,408	306,540

FIXED ASSETS, NET	50,020,597	5,747,758

OTHER ASSETS, NET	3,051,839	1,076,784

GOODWILL	27,413,481	16,872,088

Total assets	$103,104,747	$67,049,327

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2008	2007

CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$5,295,014	$1,094,339
Trade payables	9,689,330	8,287,420
Other liabilities and accrued expenses	7,674,870	5,322,045
Current maturities of obligations under capital leases	288,688	89,654
Current maturities of bonds	3,492,127	3,268,476

Total current liabilities	26,440,029	18,061,934

DEFERRED TAXES	8,362,920	1,103

NOTES PAYABLE, NET OF CURRENT MATURITIES	4,113,093	1,013,808

BONDS PAYABLES , NET OF CURRENT MATURITIES	20,062,127	22,083,892

OBLIGATIONS UNDER CAPITAL LEASES , NET OF CURRENT MATURITIES	307,596	31,893

OTHER LONG TERM LIABILITIES	537,252	-

SEVERANCE PAY	122,362	148,600

MINORITY INTEREST	214,795	-

Total liabilities	60,160,174	41,341,230

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value:
75,000,000 shares authorized at December 31, 2008;
13,467,928 and 18,376,075 issued and outstanding at December 31, 2007 and December 31, 2008, respectively	18,376	13,468
Additional paid-in capital	42,772,998	26,199,830
Foreign currency translation adjustment	(2,953,651)	(1,564,814)
Retained earnings	3,106,850	1,059,613

Total shareholders' equity	42,944,573	25,708,097

Total liabilities and shareholders' equity	$103,104,747	$67,049,327

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

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2007 and 2008

	Number of Ordinary Shares	Common Stock	Additional paid in capital	Foreign currency translation adjustments	Retained Earnings	Total Shareholders' Equity
Balance at January 1, 2007	11,153,817	$11,154	$18,498,300	$(1,380,701)	$2,343,505	$19,472,258
Equity-based compensation expenses resulting from SFAS 123(R)	-	-	216,238	-	-	216,238
Stock issued during the period, net of issuance expenses :
For services
For cash	2,294,828	2,295	6,489,955	-	-	6,492,250
For acquisitions	20,026	20	(20)	-	-	-
Exercise of options	6,300	6	22,044	-	-	22,050
Shares cancelled	(7,043)	(7)	7	-	-	-
Fair value of warrants granted to bonds holders			973,306			973,306
Currency translation	-	-	-	(184,113)	-	(184,113)
Net loss	-	-	-	-	(1,283,892)	(1,283,892)

Balance at December 31, 2007	13,467,928	$13,468	$26, 199,830	$(1,564,814)	$1,059,613	$25,708,097

Balance at January 1, 2008	13,467,928	13,468	26, 199,830	(1,564,814)	1,059,613	25,708,097
Issuance of stock options	-	-	1, 412,507	-	-	1,412,507
Equity-based compensation expenses resulting from SFAS 123(R)	-	-	655,165	-	-	655,165
Stock issued during the period, net of
of issuance expenses :
For cash	2,600,000	2,600	8,029,901	-	-	8,032,501
For acquisitions	2,366,892	2,367	6,461,169	-	-	6,463,536
Exercise of options	4,105	4	14,363	-	-	14,367
Shares cancelled	(62,850)	(63)	63	-	-	-
Currency translation	-	-	-	(1,388,837)	-	(1,388,837)
Net income	-	-	-	-	2,047,237	2,047,237

Balance at December 31, 2008	18,376,075	$18,376	$42,772,998	$(2,953,651)	$3,106,850	$42,944,573

Equity-based compensation expenses resulting from SFAS 123(R)
The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31 ,
	2008	2007
Cash flow from operating activities:
Net income (loss)	$2,047,237	$(1,283,892)
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,979,915	1,211,798
Compensation in connection with the issuance of warrants and options issued for professional services	655,165	216,238
Minority interest	221,985	297,860
Accrued interest and exchange rate on bonds	(2,843,410)	-
Changes in earnings of equity investments	-	(132,868)
Decrease (increase) in account receivables	530,744	2,154,876
Increase (decrease) in bad debt provision	241,277	641,477
Decrease (increase) in inventories	58,833	-
Decrease (increase) in long term receivables	54,091	373,258
Decrease (increase) in bonds issuance expenses, net	330,924	-
Decrease ( increase) in prepaid expenses and other receivables	1,015,215	(1,333,883)
Increase in deferred taxes	(2,364,597)	(369,665)
Increase (decrease) in trade payables	2,420,775	663,601
Decrease in accrual for non-recurring loss	(3,689,394)	-
Increase (decrease) in other liabilities and accrued expenses	(1,159,826)	2,523,797
Increase (decrease) in severance pay	(27,973)	57,160
Decrease in deferred taxes	1,929,295	(180,026)

Net cash provided by (used in) operating activities	3,400,256	4,839,731

Cash flow from investing activities:
Investment in short- term deposit	-	(24,998,173)
Proceeds from short term deposit	27,467,049	-
Purchase of other assets		-
Purchase of equipment	(8,446,396)	(1,322,908)
Non recurring acquisition expenses	(189,610)	-
Change in prepaid acquisition costs	-	(479,502)
Change in long- term receivables	493,752	-
Acquisition of Auracall		(612,607)
Acquisition of minority interest in Story Telecom, Inc.	(690,207)	-
Acquisition of NTS Communications, Inc. including acquisition costs	(38,640,829)	-

Net cash (used in) investing activities	(20,006,241)	(27,413,190)

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS (Continued)

	Years Ended
	December 31 ,
	2008	2007

Cash flow from financing activities:
Repayment of long term loans from banks and others	(2,044,053)	(274,796)
Increase in capital lease obligation	203,490	(105,968)
Increase (decrease) in short-term bank credit, net	4,069,338	(1,821,597)
Proceeds from long term loans from banks	3,143,525	199,437
Repayment of bonds	(3,318,309)	-
Repayment of convertible notes	(914,942)	(776,283)
Issuance of bonds, net of issuance expenses	-	22,821,827
Proceeds from exercise of options	14,368	22,050
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	14,496,038	7,465,555
Net cash provided by (used in) financing activities	15,649,455	27,530,225

Effect of exchange rate changes on cash and cash equivalents	(1,800,604)	(339,550)
Net increase (decrease) in cash and cash equivalents	(2,757,134)	4,617,216

Cash and cash equivalents at the beginning of year	5,835,608	1,218,392
Cash and cash equivalents at the end of year	$3,078,474	$5,835,608

The accompanying notes are an integral part of these consolidated financial statements

Supplemental disclosure of cash flows activities:

Cash paid for:

Interest	$3,065,042	$129,308

Tax es	$2,262	$986

Non-cash transactions:

Purchase of fixed assets	$-	$830,000

Acquisition of assets and liabilities of Cybergate, Inc.	$500,000	$-

Purchase of fixed assets via capital lease	$-	$26,510

Capitalization of finance expenses related with acquisition costs of NTS Communications	$955,016	$213,179

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

Upon closing of the acquisition, NTS and its six wholly owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers, Inc., NTS Telephone Company, LLC, and NTS Management Company, LLC became the Company's wholly owned subsidiaries.

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

* Allocation period was closed in December 2008. ** Includes $6,485,284 that was received for the issuance of 2,366,892 shares of the Company's common stock.

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

The Company's functional and reporting currency is the U.S. dollar for the reason that a majority of the Company's transactions   and balances are denominated in U.S. dollars.

Accordingly , monetary accounts maintained in currencies other than the U.S. dollar are re-measured into U.S. dollars in accordance with SFAS No. 52. All gains and losses of the re-measurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate. The Company's functional currency is US$, the Company's financial records are maintained in US$, and the Company's financial statements are prepared in US$. The functional currency of Swiftnet, Equitalk, Story Telecom and Auracall is GBP, the financial records of these subsidiaries are maintained in GBP and the financial statements of these subsidiaries are prepared in GBP. The functional currency of Xfone 018 is New Israeli Shekels ("NIS"), the financial records of Xfone 018 are maintained in NIS, and the financial statements of Xfone 018 are prepared in NIS.

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

At December 31, 2007 restricted cash include proceeds from the issuance of securities to Israeli institutional investors, for total gross proceeds of NIS 100,382,100 (approximately $25,562,032) par value bonds (Series A). The proceeds were invested in weekly interest-bearing deposits and were transferred to the Company's control upon the fulfillment of the following conditions: (i) that the Company raised an aggregate of at least $20.0 million in equity financings; and (ii) that the conditions for the consummation of the acquisition of NTS Communications, Inc . had been met. These conditions were satisfied during February 2008.

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

Customer relations and trade name related to mergers and acquisitions are amortized over a period between 2-13 years from the date of the purchase.

Amortization expenses amounted to $660,190 and $167,076 for the years ended December 31, 2008 and 2007, respectively.
The amortizations for the next  five years and thereafter  are as follows:

2009	$750,669
2010	621,086
2011	595,169
2012	272,252
2013 and thereafter	812,663
$3,051,839

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

The Company estimates the fair value of stock options granted under SFAS No. 123(R) using the Black-Scholes option-pricing model that uses the assumption noted in the following table. Expected volatility is based on historical volatility that is representative of future volatility over the expected term of the options. The expected term of options granted represent the period of time that options granted are expected to be outstanding and was determined based on the simplified method. The risk free interest rate is based on the yield of U.S. treasury bonds with equivalent terms. The dividend yield is based on the Company's historical and future expectation of dividends payouts. Historically, the Company has not paid cash dividends and has no foreseeable plans to pay cash dividends in the future.

The Company recognizes compensation expense based on awards ultimately expected to vest, net of estimated forfeitures at the time of grant. Estimated forfeitures are based on historical pre-vesting forfeitures. SFAS 123(R) requires forfeitures to be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

	Year ended December 31,
	2008	2007

Volatility	44.4%	42.5%
Risk-free interest rate	3.1%	4.7%
Dividend yield	0%	0%
Forfeiture rate	20%	20%
Expected life (years)	6.0	5.2

The Company's aggregate compensation cost for the years ended December 31, 2007 and 2008 totaled $216,238 and $655,165, respectively.

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

The Company utilizes the discounted cash flow approach when determining the fair value of each reporting unit as part of its annual assessments. As stated above, goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of the Company’s analysis indicated that no reduction in the carrying amount of goodwill was required at December 31, 2008 or 2007.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007
N.	Reclassification

Certain amounts in the 2007 financial statements have been reclassified to conform to the current year presentation.

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

Note 3 - Prepaid Expenses, Other Receivables and Deposits

	December 31 ,
	2008	2007
Prepaid acquisition costs	$-	$692,681
Unbilled revenues	1,211,445	280,364
Prepaid expenses	1,411,368	1,453,910
Tax authorities	736,702	331,105
Other receivables	932,122	796,371
	$4,291,637	$3,554,431

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

 Note 4 - Fixed Assets

	December 31,
	2008	2007
Cost
Communication equipment	$68,614,751	$5,214,315
Fiber network	31,579,191	-
Equipment held under capital lease	2,652,294	103,392
Office furniture and equipment	2,184,224	2,121,971
Development costs	4,765,127	781,614
Computer equipment	10,208,181	686,955
Construction equipment	519,865	-
Motor vehicles	955,384	179,041
Building and plant	7,636,405	685,730
	129,115,422	9,773,018

Accumulated Depreciation
Communication equipment	56,902,873	1,372,233
Fiber network	7,861,254	-
Equipment held under capital lease	2,049,532	24,267
Office furniture and equipment	1,756,484	1,690,335
Development costs	327,004	344,800
Computer equipment	8,163,705	414,712
Construction equipment	303,303	-
Motor vehicles	726,338	30,324
Building and Plant	1,004,332	148,589
	79,094,825	4,025,260

	$50,020,597	$5,747,758

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007
Note 5 - Other Assets

	December 31 ,
	2008	2007
Cost:
Goodwill	$27,413,481	$16,872,088
Customer relations	3,326,448	982,448
Trade name	73,478	73,478
License	619,015	330,365
	31,432,422	18,258,379

Accumulated amortization:
Customer relations	855,776	232,475
Trade name	27,573	17,145
License	83,753	59,887
	967,102	309,507

Other assets, net	$30,465,320	$17,948,872

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

Note 6 - Other Liabilities and Accrued Expenses

	December 31
	2008	2007
Corporate taxes	$322,321	$62,648
Government authorities	2,094,946	372,156
Payroll and other taxes	951,296	94,232
Accrued expense	3,953,890	4,495,861
Deferred revenues	202,595	-
Others	149,822	297,148
	$7,674,870	$5,322,045

Note 7 - Notes Payable

	Annual Interest
	rate	December 31
		2008	2007
Convertible note (1)	Prime + 1.5%	$-	$623,643
Bank loan	0%	-	50,120
Bank Loan (2)	WSJ Prime	2,502,642	-
Loans payable over 3-5 years	Prime + 1.0%	363,553	615,041
Minority Partner Loan (3)	Israeli Consumer Price Index + 4.0%	512,333	491,756
Non-recourse loan (4)	2.75%	1,404,971	-
Other notes payable	5% - 8%	555,271	327,587
		5,338,770	2 ,108,147

less current portion		1,225,677	1,094,339

Long term portion		$4,113,093	$1,013,808

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

2.
Two loans from commercial bank which are repaid on a monthly basis until full repayment in September 2010. The loans bear interest at a rate equivalent to Wall Street Journal Prime. Monthly payments are $17,750 and $29,762.

3.
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

4.
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

The notes payable mature as follows:

Year
2009	$1,225,677
2010	2,257,774
2011	148,204
2012	71,674
2013 and thereafter	1,635,441
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

The Company attributed the composition of the proceeds from the offering as follows:

Bonds Series A	$24,588,726
Stock Purchase Warrants (1)	973,306
Total	$25,562,032

(1)	Presented as part of Additional paid in Capital .

B.	Aggregate maturities are as follows:

2009	$3,492,127
2010	3,343,688
2011	3,343,688
2012	3,343,688
2013 and thereafter	10,031,063
$23,554,254
During 2008, principle and interest payments on the Company's bonds were $3,318,309 and $2,689,737, respectively. As of December 31, 2008, the accrued interest amounted to $159,387.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007
Note 9 - Capital Lease Obligations

The company is the lessee of switching and other telecom equipment and motor vehicles under capital leases expiring in various years through 2012. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized (or depreciated) over the lower of their related lease terms or their estimated productive lives. Amortization (or depreciation) of assets under capital leases is included in depreciation expense for 2007 and 2008.

Future minimum lease payments under capital leases as of December 31, 2008 are:

2009	$288,688
2010	158,738
2011	127,158
2012	21,700

Total	$596,284

Total minimum lease payments	$637,697
Less: amount representing interest	(41,413)

Present value of net minimum lease payment	$596,284

Following is a summary of property held under capital leases:

	December 31,
	2008	2007

Communication equipment	$492,721	$60,986
Construction equipment	83,150	-
Motor Vehicles	20,413	60,561
	$596,284	$121,547

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

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

 The following table reflects the Company's deferred tax assets and (liabilities):

	December 31 ,
Deferred Tax Liabilities:	2008	2007
Accelerated tax write off of fixed assets	$8,362,920	$1,103

Deferred Tax Assets:
Carry forward losses	3,604,417	363,768
Accrued vacation and severance pay	1,337,066	67,108

Net deferred taxes liabilities	$3,421,437	$429,773

The provision for income taxes differs from the amount computed by applying the statutory income tax rates to income before taxes as follows:

	December 31 ,
	2008	2007
Income tax computed at statutory rate	$588,225	$(628,809)

Effect of tax authority adjustments	27,651	35,642
Current income (losses) for which no deferred tax expense (benefit) has been recorded	-	39,860
Difference between income reported for tax purposes and income for financial reporting purposes - net	307,401	30,073
Deferred taxes on losses (utilization of losses)	(553,545)	(506,877)
Taxes on losses for which a valuation allowance was not provided		603,686
Taxes in respect of prior years	(52,574)	320
Provision for income taxes	$317,158	$(426,105)

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

5.
The Company leases its facilities in the USA, UK, and Israel under operating lease agreement, which will expire in 2009 and thereafter. The minimum lease payments under non-cancelable operating leases are as follows:

Year ended December 31,

2009	$1,819,041
2010	1,327,747
2011	1,117,412
2012	961,485
2013 and thereafter	694,164
$5,919,849

Total rental expenses for the years ended December 31, 2007 and 2008, were $573,535 and $2,175,777, respectively.

The Company has leased various equipment under operating lease agreements. Equipment leasing expenses for the years ended December 31, 2007 and 2008 were $ 208,888 and $ 453,323, respectively.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

6.	The Company has commission agreements with various agents that are entitled to commission of approximately 5%-12% of the total sale amount after deduction of any bad debts.

B. Royalties commitments

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

The Company paid $97,228 and $99,022 as royalties during 2008 and 2007 respectively.

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

On March 26, 2009 the Company received the bank's confirmation according to which the following guarantees are waived: (a) subordination of a Term Note of $800,000 (appears above as "(c)"); (b) a pledge on 1,000,000 shares of common stock of the Company owned by Mr. Keinan, and an undertaking to provide Bank Hapoalim with an additional financial guarantee of up to $500,000 under certain circumstances (appears above as "(e)"); and (c) subordination of the Minority Partner Loan(appears above as "(g)").

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
6.
Our U.S subsidiary, NTS Communications, Inc. ("NTS"), has a $4,000,000 revolving line of credit with commercial bank.  The facility is secured by an assignment of all NTS's trade accounts receivable.  The line bears interest at a rate equivalent to Wall Street Journal Prime.  The line matured on March 10, 2009 and negotiations for its renewal have not been completed as of the report date. As of February 26, 2008, the date of the Company's acquisition of NTS Communications, there were no funds advanced against the line.  At December 31, 2008, the total amount advanced was $3,850,000.

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

G.
On February 26, 2008, the Company completed the issuance of 800,000 Units (as defined below) to XFN-RLSI Investments, LLC, an entity affiliated with Richard L. Scott Investments, LLC, a U.S. institutional investor, and 500,000 Units to certain investors affiliated with or who are customers of Gagnon Securities LLC, pursuant to Subscription Agreements entered into with each of the investors on December 13, 2007.  Each “Unit” consists of two shares of the Company’s Common Stock and one warrant to purchase one share of Common Stock, exercisable for a period of five years from the date of issuance at an exercise price of $3.10 per share.  The Units were sold at a price of $6.20 per Unit, for an aggregate purchase price of $8,060,000. Costs of the issuance were $27,499 for net proceeds of $8,032,501.

H.
In connection with the closing of the acquisition of NTS Communications, Inc. on February 26, 2008, the Company issued 2,366,892 shares of the Company’s Common Stock to certain former NTS Shareholders who elected to reinvest all or a portion of their allocable sale price in the Company’s Common Stock, pursuant to the terms of the NTS Purchase Agreement.  The Company’s Board of Directors determined, in accordance with the Purchase Agreement, the number of shares of the Company’s Common Stock to be delivered to each participating NTS Shareholder by dividing the portion of such NTS Shareholder’s allocable sale price that the NTS Shareholder elected to receive in shares of the Company’s Common Stock by 93% of the average closing price of the Company’s Common Stock on the American Stock Exchange (now NYSE Amex) for the ten consecutive trading days preceding the trading day immediately prior to the Closing Date (i.e., $2.74).  The aggregate sales price reinvested by all such NTS Shareholders was $6,463,536, net of issuance expenses of $21,748.

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

L.
On December 16, 2008 the annual meeting of stockholders approved and authorized the issuance of an aggregate of 321,452 warrants to purchase shares of the Company’s common stock to Wade Spooner, former President and Chief Executive Officer of Xfone USA, Inc., pursuant to the terms of a certain Separation Agreement and Release dated August 15, 2008 between Mr. Spooner, Xfone USA, Inc. and the Company, as well as the issuance of the aggregate 321,452 shares of the Company’s common stock upon exercise of such common stock purchase warrants. The issuance of the warrants is pending the Company’s receipt of a new approval from the Tel Aviv Stock Exchange.  The total value of the warrants, based on Black-Scholes option-pricing-model is $11,627.

M.
On December 16, 2008 the annual meeting of stockholders approved and authorized the issuance of an aggregate of 160,727 warrants to purchase shares of the Company’s common stock to Ted Parsons, former Executive Vice President and Chief Marketing Officer of Xfone USA, Inc., pursuant to the terms of a certain Separation Agreement and Release dated August 15, 2008 between Mr. Parsons, Xfone USA, Inc. and the Company, as well as the issuance of the aggregate 160,727 shares of the Company’s common stock upon exercise of such common stock purchase warrants. The issuance of the warrants is pending the Company’s receipt of a new approval from the Tel Aviv Stock Exchange. The total value of the warrants, based on Black-Scholes option-pricing-model is $5,813.

	Number of warrants	Weighted average exercise price
Warrants outstanding at January 1, 2007	4,622,219	$3.91
Granted	1,486,778	$3.13
Forfeited	(4,838)	$3.38

Warrants outstanding at January 1, 2008	6,104,159	$3.72
Granted	1,438,199	$3.5
Forfeited	(44,470)	$3.31
Warrants outstanding and exercisable at December 31, 2008	7,497,888	$3.68

The following table summarizes information about warrants vested and exercisable at December 31, 2008:

	Warrants vested and exercisable
Range price ($)	Number of warrants	Weighted average remaining contractual life (years)	Weighted average exercise price
$2.86-$3.5	5,011,376	3.02	$3.24
$3.63-$6.8	2,486,512	1.44	$4.60

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007

Note 13 - Capital Structure, Stock Options (Cont.)

	Number of warrants	Weighted average exercise price
Warrants outstanding at the beginning of the year	6,104,159	$3.72
Granted	1,438,199	$3.50
Forfeited	(44,470)	$3.31
Warrants outstanding and exercisable at the end of the year	7,497,888	$3.68

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

D.
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

E.
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

F.
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

G.
On April 7, 2008, Rafael Dick, the former Managing Director of the Company's Israeli subsidiary Xfone 018 Ltd. exercised 4,105 of his outstanding options under the Company's 2004 Stock Option Plan, at an exercise price of $3.50 per share.

H.
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

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 and 2007
Note 13 - Capital Structure, Stock Options (Cont.)

	Number of options	Weighted average exercise price
Options outstanding at January 1, 2007	5,350,000	$3.69
Granted (a)	740,000	$3.31
Exercised	(6,300)	$3.50
Forfeited	(368,700)	$3.50

Options outstanding at January 1, 2008	5,715,000	$3.65
Granted (b)	1,851,000	$3.75
Exercised	(4,105)	$3.50
Forfeited	(1,195,895)	$4.34
Options outstanding at December 31, 2008	6,366,000	$3.55

Options vested and exercisable as of December 31, 2007	3,689,063	$3.50

Options vested and exercisable as of December 31, 2008	4,810,313	$2.74

Weighted average fair value of options granted in 2007		$1.13

Weighted average fair value of options granted in 2008		$1.24

(a)	Include options under contractual obligation as specified in note 13.2 ( F )
(b)	Include options under contractual obligation as specified in note 13.2 ( H )

The following table summarizes information about options vested and exercisable at December 31, 2008:

	Options vested and exercisable
Range price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
$2.794	1,050,000	4.16	$2.794
$3.146 – $3.500	3,760,313	2.27	$3.500

Note 14 - Earnings Per Share
	Year Ended December 31 , 2008
	Weighted Average
	Income	Shares	Per Share Amounts
Net Income	$2,047,237
Basic EPS:
Income available to common stockholders	$2,047,237	17,624,249	$0.116
Effect of dilutive securities:
Options and warrants (*)	-	-	-
Diluted EPS:
Income available to common stockholders	$2,047,237	17,624,249	$0.116

	Year Ended December 31 , 2007
	Weighted Average
	Income	Shares	Per Share Amounts
Net Income	$(1,283,892)
Basic EPS:
Income available to common stockholders	$(1,283,892)	11,777,645	(0.109)
Effect of dilutive securities:
Options and warrants (*)	-	-
Diluted EPS:
Income available to common stockholders	$(1,283,892))	11,777,645	(0.109)
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

Note 17 - Segment Information

The percentage of the Company's revenues is derived from the following geographical segments:
	Years Ended
	December 31,
	2008	2007
Revenues:
United Kingdom	$18,393,886	$24,263,610
United States	62,716,819	12,290,891
Israel	9,228,275	8,169,433

Total revenues	90,338,980	44,723,934

Cost of revenues
United Kingdom	7,745,190	10,696,915
United States	35,457,045	5,904,797
Israel	3,930,078	3,024,610

Total cost of revenues	47,132,313	19,626,322

Gross Profit:
United Kingdom	10,648,696	13,566,695
United States	27,259,774	6,386,094
Israel	5,298,197	5,144,823

	43,206,667	25,097,612

Operating expenses:
United Kingdom	8,447,281	12,556,993
United States	23,603,645	6,466,501
Israel	3,919,840	2,963,461

	35,970,766	21,986,955

Operating Profit:
United Kingdom	2,201,415	1,009,702
United States	3,656,129	(80,407)
Israel	1,378,357	2,181,362

	7,235,901	3,110,657

Non- recurring loss	189,610	2,856,803

Expenses related to Headquarters in the US	2,232,095	1,283,296

Operating Income (Loss)	$4,814,196	$(1,029,442)

The following is a summary of depreciation expenses within geographic areas based on the asset locations:

	Years Ended
	December 31,
	2008	2007
Depreciation expenses:
United Kingdom	$282,026	$149,064
United States	2,771,016	618,290
Israel	266,683	277,367

Total depreciation expenses	3,319,725	1,044,721

The following is a summary of interest expenses within geographic areas based on the area they incurred:

	Years Ended
	December 31,
	2008	2007
Interest expenses:
United Kingdom	$47,722	$77,893
United States	2,892,051	638,049
Israel	311,041	236,849

Total interest expenses	3,250,814	952,791

The following is a summary of fixed assets, net within geographic areas based on the assets locations:

	December 31,
	2008	2007
Fixed assets, net:
United Kingdom	$929,464	$1,181,928
United States	47,322,257	3,006,848
Israel	1,768,876	1,558,982

Total fixed assets, net	50,020,597	5,747,758

The following is a summary of additions to fixed assets within geographic areas based on the assets locations:

	Years Ended
	December 31,
	2008	2007
Fixed assets additions:
United Kingdom	$269,427	$257,783
United States	7,700,392	707,334
Israel	476,577	357,790

Total fixed assets additions	8,446,396	1,322,907

Note 18 – Legal proceedings

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

II. Omer Fleisig vs. Israel 10 - Shidury Haruts Hahadash Ltd. and Xfone 018 Ltd.

On December 16, 2008, Omer Fleisig filed a request to approve a claim as a class action (the "Class Action Request") against Xfone 018 Ltd. ("Xfone 018"), a 69% owned Israel based subsidiary of the Company, and Israel 10 - Shidury Haruts Hahadash Ltd., an entity unrelated to the Company ("Israel 10"), in the District Court in Petach Tikva, Israel.  Fleisig attempted to participate in a television call-in game show, which was produced by Israel 10, using Xfone 018’s international telecom services. The claim alleges that although Fleisig's two attempts to participate in the show were unsuccessful because he received a busy signal when trying to call in, he was billed by Xfone 018 for both attempts. Fleisig seeks damages for the billed attempts. He was billed approximately $2.50 for the calls. The Class Action Request states total damages of NIS 24,750,000 (approximately $5,815,320) which reflects Fleisig's estimation of damages caused to all participants in the game show which (pursuant to the Class Action Request)  allegedly received a busy signal while trying to call in to the game during a certain  period defined in the Class Action Request. All parties are currently attempting to reach an understanding regarding the scope of the Class Action Request and its justification, if at all. This matter is pending.

III. Teresa Leffler vs. Marshall Wingard and Xfone USA

On February 24, 2009, Teresa Leffler, a former employee of Xfone USA, Inc., filed a complaint with the Circuit court of Rankin County, Mississippi, alleging sexual discrimination and sexual harassment by a former employee of Xfone USA, Marshall Wingard, and Xfone USA, that allegedly resulted in injury to her job and reputation, lost wages, mental and physical pain and suffering. Ms. Leffler seeks compensatory damages in the amount of $300,000.00 and punitive damages in the amount of $300,000.00. Xfone USA has entered into an agreement to pay for Mr. Wingard’s defense. The filing of the complaint follows Ms. Leffler’s receipt of a Notice of Right to Sue (the “Notice”) issued by the U.S. Equal Employment Opportunity Commission (the “EEOC”) on November 21, 2008.  The Notice also stated that the EEOC was terminating its processing of the charge.  The Company intends to vigorously contest and defend the allegations against it in this matter.

Note 19 – Subsequent Events

On March 27, 2009, NTS Communications, Inc. (“NTS”) filed suit against Global Crossing Telecommunications, Inc. (“Global Crossing”) in the 160th District Court of Dallas County, Texas seeking $441,148.51 for unpaid telecommunications services, which NTS had provided in November and December 2008. The suit stems from a certain Telecommunications Agreement entered into between NTS and Global Crossing, which had an effective date of November 2, 2006.  On April 15, 2009, Global Crossing removed the case to Federal Court, and on April 17, 2009, Global Crossing filed an Original Answer denying NTS’ claim.  Global Crossing also filed a Counterclaim alleging that NTS failed to perform its obligations under the Telecommunications Agreement and federal law between 2006 and 2008, and seeks damages in the amount of $8,000,000. The Company intends to vigorously defend itself in this action.  Additionally, the Company intends to claim indemnity from NTS’ former shareholders with respect to the damages sought by Global Crossing in the Counterclaim, pursuant to the protections available to Xfone for suffering adverse consequences under the terms of the Stock Purchase Agreement and Escrow Agreement entered into in connection with Xfone’s purchase of NTS. This matter is pending.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.11	Reamended and Restated Bylaws of Xfone, Inc. dated January 15, 2009.(55)
4.	Specimen Stock Certificate.(1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.21	Newco (Auracall Limited) Formation Agreement.(6)
10.22	Agreement with ITXC Corporation.(6)
10.23	Agreement with Teleglobe International.(6)
10.23.1	Amendment to Agreement with Teleglobe International.(6)
10.24	Agreement with British Telecommunications.(6)
10.25	Agreement with Easyair Limited (OpenAir).(6)
10.26	Agreement with Worldnet.(6)
10.27	Agreement with Portfolio PR.(6)
10.28	Agreement with Stern and Company.(6)
10.29	Letter to the Company dated December 31, 2003, from Abraham Keinan.(6)
10.30	Agreement between Swiftnet Limited and Dan Kirschner.(8)
10.31	Agreement and Plan of Merger.(7)
10.32	Escrow Agreement.(7)
10.33	Release Agreement.(7)
10.34	Employment Agreement date March 10, 2005, between Xfone USA, Inc. and Wade Spooner.(7)
10.34.1	Separation Agreement and Release, dated August 15, 2008, between Xfone USA, Inc. and Wade Spooner. (56)
10.35	Employment Agreement date March 10, 2005, between Xfone USA, Inc. and Ted Parsons.(7)
10.35.1	Separation Agreement and Release, dated August 15, 2008, between Xfone USA, Inc. and Ted Parsons. (56)
10.36	First Amendment to Agreement and Plan of Merger (to acquire WS Telecom, Inc.).(11)
10.37	Finders Agreement with The Oberon Group, LLC.(11)
10.38	Agreement with The Oberon Group, LLC.(11)
10.39	Management Agreement between WS Telecom, Inc. and Xfone USA, Inc.(8)
10.40	Engagement Letter to Tommy R. Ferguson, Confidentiality Agreement, and Executive Inventions Agreement dated August 19, 2004. (11)
10.41	Voting Agreement dated September 28, 2004.(11)
10.42	Novation Agreement executed September 27, 2004.(11)
10.43	Novation Agreement executed September 28, 2004.(11)
10.44	Investment Agreement dated August 26, 2004, with Ilan Shoshani.(12)
10.44.1	Addendum and Clarification to the Investment Agreement with Ilan Shoshani dated September 13, 2004. (12)
10.45	Agreement dated November 16, 2004, with Elite Financial Communications Group.(13)
10.46	Financial Services and Business Development Consulting Agreement dated November 18, 2004, with Dionysos Investments (1999) Ltd. (13)
10.47	Agreement and Plan of Merger to acquire I-55 Internet Services, Inc. dated August 18, 2005.(14)
10.48	Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC dated August 26, 2005.(15)
10.49	Securities Purchase Agreement, dated September 27, 2005, by and between the Company and Laurus Master Fund, Ltd. (16)

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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. [Free translation from Hebrew] (54)

10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C. to the Securities and Exchange Commission. (20)
21.1	List of Subsidiaries (Amended as of April 2009)
23	Consent of Stark Winter Schenkein & Co., LLP dated April 29, 2009
23.6	Consent of Yarel & Partners C.P.A. (Isr.) dated April 27, 2009.
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K/A #1.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.

(26)	Reserved.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(40)	Denotes previously filed exhibit: filed on October 25, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2009 with Xfone, Inc.‘s Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFONE, INC.

Date: April 30, 2009	By:	/s/ Guy Nissenson
Guy Nissenson President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abraham Keinan	Chairman of the Board	April 30, 2009
Abraham Keinan

/s/ Guy Nissenson	President, Chief Executive Officer, and Director	April 30, 2009
Guy Nissenson

/s/ Itzhak Almog	Director and Chairman of the Audit Committee and the Nominating Committee	April 30, 2009
Itzhak Almog

/s/ Eyal J. Harish	Director	April 30, 2009
Eyal J. Harish

/s/ Israel Singer	Director and member of the Audit Committee	April 30, 2009
Israel Singer

/s/ Niv Krikov	Treasurer, Chief Financial Officer, and Principal Accounting Officer	April 30, 2009
Niv Krikov

EXHIBIT INDEX

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.11	Reamended and Restated Bylaws of Xfone, Inc. dated January 15, 2009.(55)
4.	Specimen Stock Certificate.(1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.21	Newco (Auracall Limited) Formation Agreement.(6)
10.22	Agreement with ITXC Corporation.(6)
10.23	Agreement with Teleglobe International.(6)
10.23.1	Amendment to Agreement with Teleglobe International.(6)
10.24	Agreement with British Telecommunications.(6)
10.25	Agreement with Easyair Limited (OpenAir).(6)
10.26	Agreement with Worldnet.(6)
10.27	Agreement with Portfolio PR.(6)
10.28	Agreement with Stern and Company.(6)
10.29	Letter to the Company dated December 31, 2003, from Abraham Keinan.(6)
10.30	Agreement between Swiftnet Limited and Dan Kirschner.(8)
10.31	Agreement and Plan of Merger.(7)
10.32	Escrow Agreement.(7)
10.33	Release Agreement.(7)
10.34	Employment Agreement date March 10, 2005, between Xfone USA, Inc. and Wade Spooner.(7)
10.34.1	Separation Agreement and Release, dated August 15, 2008, between Xfone USA, Inc. and Wade Spooner. (56)
10.35	Employment Agreement date March 10, 2005, between Xfone USA, Inc. and Ted Parsons.(7)
10.35.1	Separation Agreement and Release, dated August 15, 2008, between Xfone USA, Inc. and Ted Parsons. (56)
10.36	First Amendment to Agreement and Plan of Merger (to acquire WS Telecom, Inc.).(11)
10.37	Finders Agreement with The Oberon Group, LLC.(11)
10.38	Agreement with The Oberon Group, LLC.(11)
10.39	Management Agreement between WS Telecom, Inc. and Xfone USA, Inc.(8)
10.40	Engagement Letter to Tommy R. Ferguson, Confidentiality Agreement, and Executive Inventions Agreement dated August 19, 2004. (11)
10.41	Voting Agreement dated September 28, 2004.(11)
10.42	Novation Agreement executed September 27, 2004.(11)
10.43	Novation Agreement executed September 28, 2004.(11)
10.44	Investment Agreement dated August 26, 2004, with Ilan Shoshani.(12)
10.44.1	Addendum and Clarification to the Investment Agreement with Ilan Shoshani dated September 13, 2004. (12)
10.45	Agreement dated November 16, 2004, with Elite Financial Communications Group.(13)
10.46	Financial Services and Business Development Consulting Agreement dated November 18, 2004, with Dionysos Investments (1999) Ltd. (13)
10.47	Agreement and Plan of Merger to acquire I-55 Internet Services, Inc. dated August 18, 2005.(14)
10.48	Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC dated August 26, 2005.(15)
10.49	Securities Purchase Agreement, dated September 27, 2005, by and between the Company and Laurus Master Fund, Ltd. (16)

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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. [Free translation from Hebrew] (54)

10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C. to the Securities and Exchange Commission. (20)
21.1	List of Subsidiaries (Amended as of April 2009)
23	Consent of Stark Winter Schenkein & Co., LLP dated April 29, 2009
23.6	Consent of Yarel & Partners C.P.A. (Isr.) dated April 27, 2009.
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K/A #1.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.

(26)	Reserved.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(40)	Denotes previously filed exhibit: filed on October 25, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2009 with Xfone, Inc.‘s Form 10-K.