Form 10-Q
period 2009-03-31
XFONE INC.
filed 2009-05-15
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐   No  ☐

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
Yes   ☐   No  ☒

As of May 13, 2009, 18,376,075 shares of the Company’s common stock, $0.001 par value, were issued and outstanding

XFONE, INC. AND SUBSIDIARIES

PART I:

FINANCIAL INFORMATION

Item 1:	Financial Statements and Condensed Notes (Unaudited) - Period Ended March 31, 2009

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	Unaudited
CURRENT ASSETS:

Cash	$3,193,809	$3,078,474
Restricted deposit	87,803	-
Accounts receivable, net	6,412,044	7,834,003
Prepaid expenses and other receivables	4,108,513	4,291,637
Deferred taxes	2,771,282	2,795,473

Total current assets	16,573,451	17,999,587

INVENTORY	295,467	302,547

BONDS ISSUANCE COSTS , NET	1,685,780	1,696,278

DEFERRED TAXES	2,113,206	2,146,010

OTHER LONG TERM ASSETS	399,190	474,408

FIXED ASSETS, NET	51,362,291	50,020,597

OTHER ASSETS, NET	2,832,659	3,051,839

GOODWILL	27,413,481	27,413,481

Total assets	$102,675,525	$103,104,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	Unaudited

CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$4,423,899	$5,295,014
Trade payables	8,036,516	9,689,330
Other liabilities and accrued expenses	7,218,910	7,674,870
Current maturities of obligations under capital leases	240,772	288,688
Current maturities of bonds	3,596,677	3,492,127

Total current liabilities	23,516,774	26,440,029

DEFERRED TAXES	8,272,345	8,362,920

NOTES PAYABLE, NET OF CURRENT MATURITIES	6,267,185	4,113,093

BONDS PAYABLES , NET OF CURRENT MATURITIES	18,121,085	20,062,127

OBLIGATIONS UNDER CAPITAL LEASES , NET OF CURRENT MATURITIES	251,246	307,596

OTHER LONG TERM LIABILITIES	472,919	537,252

SEVERANCE PAY	167,945	122,362

MINORITY INTEREST	234,349	214,795

Total liabilities	57,303,848	60,160,174

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value: 75,000,000 shares authorized; 18,376,075 issued and outstanding at December 31, 2008 and March 31, 2009	18,376	18,376
Additional paid-in capital	42,925,015	42,772,998
Foreign currency translation adjustment	(2,991,551)	(2,953,651)
Accumulated other comprehensive income (loss)	(5,374)	-
Retained earnings	5,425,211	3,106,850

Total shareholders' equity	45,371,677	42,944,573

Total liabilities and shareholders' equity	$102,675,525	$103,104,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues	$21,474,435	$15,793,098
Cost of revenues	11,778,457	7,656,273

Gross profit	9,695,978	8,136,825

Operating expenses:
Research and development	11,458	15,010
Marketing and selling	2,714,610	2,665,629
General and administrative	6,003,537	4,311,720

Total operating expenses	8,729,605	6,992,359

Operating profit	966,373	1,144,466
Financing income (expenses), net	1,462,072	(903,169)

Income before minority interest and taxes	2,428,445	241,297

Minority interest	(19,554)	(82,474)

Income before taxes	2,408,891	158,823

Income tax benefit (expense)	(90,530)	(77,693)

Net income	$2,318,361	$81,130

Basic net profit per share	$0.126	$0.005

Diluted net profit per share	$0.126	$0.005

Weighted average number of shares used for computing:
Basic profit per share	18,376,075	15,323,690

Diluted profit per share	18,376,075	15,392,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31 ,
	2009	2008
Cash flow from operating activities:
Net income	$2,318,361	$81,130
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	985,169	507,210
Compensation in connection with the issuance of warrants and options issued for professional services	152,017	98,450
Minority interest	19,554	82,474
Accrued interest and exchange rate on bonds	(1,836,492)	750,423
Decrease (increase) in account receivables	780,335	(66,874)
Bad debt provision	464,506	(82,022)
Decrease (increase) in inventories	7,090	(12,763)
Decrease in long term receivables	69,835	10,874
Decrease in bonds issuance costs, net	10,498	10,032
Decrease in prepaid expenses and other receivables	154,430	646,555
Decrease in deferred tax asset	56,995	64,620
Increase (decrease) in trade payables	(1,460,163)	1,224,642
Increase (decrease) in other liabilities and accrued expenses	(414,207)	(1,933,566)
Increase (decrease) in severance pay	54,411	(67,861)
Unrealized loss from hedging on foreign currency	(5,374)	-
Increase (decrease) in other long term liabilities	(30,687)	-
Decrease in deferred tax liabilities	(90,588)	(44,837)

Net cash provided by operating activities	1,235,690	1,268,487

Cash flow from investing activities:
Investment in short term deposit	(87,803)	-
Proceeds from short term deposit	-	27,467,049
Purchase of equipment	(2,244,007)	(791,129)
Acquisition of minority interest in Story Telecom, Inc.	-	(690,207)
Acquisition of NTS Communications, Inc. including acquisition costs	-	(38,812,656)

Net cash (used in) investing activities	(2,331,810)	(12,826,943)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries

CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
	Three Months Ended
	March 31 ,
	2009	2008

Cash flow from financing activities:
Repayment of long term loans from banks and others	(678,208)	(189,978)
Decrease in capital lease obligation	(104,305)	(22,285)
Increase in short-term bank credit, net	546,271	360,540
Proceeds from long term loans from banks	190,868	-
Proceeds from long term loans from the United States Department of Agriculture	1,272,939	-
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	-	14,523,536
Net cash provided by financing activities	1,227,565	14,671,813

Effect of exchange rate changes on cash and cash equivalents	(16,110)	(275,887)
Net increase in cash and cash equivalents	115,335	2,837,470

Cash and cash equivalents at the beginning of the period	3,078,474	5,835,607
Cash and cash equivalents at the end of the period	$3,193,809	$8,673,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (Unaudited)

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

Xfone's holdings in subsidiaries as of March 31, 2009 were as follows:
●
NTS Communications, Inc. ("NTS") and its six wholly owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers Inc., NTS Telephone Company, LLC and NTS Management Company, LLC - wholly owned U.S. subsidiary.

●	Xfone USA, Inc. and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. (collectively, "Xfone USA") - wholly owned U.S. subsidiary.

●	Swiftnet Limited ("Swiftnet") - wholly owned U.K. subsidiary.

●	Equitalk.co.uk Limited ("Equitalk") - wholly owned U.K. subsidiary.

●	Auracall Limited ("Auracall") - wholly owned U.K. subsidiary of Swiftnet.

●	Story Telecom, Inc. and its wholly owned U.K. subsidiary, Story Telecom Limited (collectively, "Story Telecom") - wholly owned U.S. subsidiary.

●	Xfone 018 Ltd. ("Xfone 018") - majority owned Israeli subsidiary in which Xfone holds a 69% ownership share.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (Unaudited)

Note 2 - Significant Accounting Policies

The financial statements are prepared in accordance with generally accepted accounting principles in the United States. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are as follows:

A.	Principles of Consolidation and Basis of Financial Statement Presentation

The interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. A minority interest in the loss of a subsidiary will be recorded according to the respective equity interest of the minority and up to its exposure and/or legal obligation to cover the subsidiary losses in case of equity reduced to zero or below.

B.	Foreign Currency Translation

The Company's functional and reporting currency is the U.S. dollar for the reason that a majority of the Company's transactions   and balances are denominated in U.S. dollars.

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are re-measured into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All gains and losses of the re-measurement of monetary balance sheet items are reflected in the consolidated income statements as financial income or expenses as appropriate. The Company's functional currency is US$, the Company's financial records are maintained in US$, and the Company's financial statements are prepared in US$. The functional currency of Swiftnet, Equitalk and Story Telecom is GBP, the financial records of these subsidiaries are maintained in GBP and the financial statements of these subsidiaries are prepared in GBP. The functional currency of Xfone 018 is New Israeli Shekels ("NIS"), the financial records of Xfone 018 are maintained in NIS, and the financial statements of Xfone 018 are prepared in NIS.

Foreign currency transactions during the period are translated into each company's denominated currency at the exchange rates ruling at the transaction dates. Gains and losses resulting from foreign currency transactions are included in the consolidated income statements. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company's denominated currency at period-end exchange rates. All exchange differences are dealt with in the consolidated income statements. The financial statements of the Company's operations based outside of the United States have been translated into US$ in accordance with SFAS No. 52. When translating functional currency financial statements into US$, period-end exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated income statements. Translation gains and losses are recorded in translation reserve as a component of shareholders' equity.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (Unaudited)

Note 2 - Significant Accounting Policies (Cont.)

C.	Restricted Deposit

At March 31, 2009, restricted cash includes cash held in a bank as security against a currency forward contract to hedge a financial obligation of the Company stated in NIS. The forward contract matures on May 28, 2009. The cash is invested in a daily interest-bearing deposit. During the period ended March 31, 2009, the Company recorded $5,374 of unrealized hedging losses on foreign currency.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $1,716,452 and $1,172,453 at March 31, 2009 and 2008, respectively.

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

Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R ("SAFA 123R) using the modified prospective transition method. Under this method, prior periods are not restated. The Company use the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of its common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Condensed Consolidated Income Statements. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the date the Company adopted SFAS 123R.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (Unaudited)

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

I.	Reclassification

Certain amounts in the 2008 financial statements have been reclassified to conform to the current year presentation.

J.	Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information, including note disclosures, normally included in financial statements which are prepared in accordance with US GAAP has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the condensed consolidated balance sheet as of March 31, 2009 (unaudited) and December 31, 2008 (audited), the unaudited condensed consolidated income statements for the three months ended March 31, 2009 and 2008, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K, as amended, for the year ended December 31, 2008.

K.	Income Taxes

The Company and its subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). This statement prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax base of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (Unaudited)

Note 2 - Significant Accounting Policies (Cont.)

L.	Derivative Instruments

Effective January 1, 2009, the Company adopted the disclosure requirements of SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS Statement No. 133” (“SFAS No. 161”). To protect against the increase in value of forecasted foreign currency cash flows resulting from interest payments on the Company's bonds stated in the Israeli currency, the NIS, during the year, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated interest payment denominated in NIS with hedging contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the hedging contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by gains in the fair value of the hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and are all effective hedges of these expenses. In accordance with SFAS No. 133, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of March 31, 2009, the aggregate amount of hedging contracts held by the Company to offset foreign currency fluctuations was $867,110.

The amount recorded in financing expenses in the Condensed Consolidated Income Statements for the quarter ended March 31, 2009 that resulted from the above referenced hedging transactions was $5,374.

Note 3 – Notes payable

1.
NTS has a $4,000,000 revolving line of credit with a commercial bank.  The facility is secured by an assignment of all NTS's trade accounts receivable.  The line bears interest at a rate equivalent to Wall Street Journal Prime. At March 31, 2009, the total amount advanced was $3,850,000. During April 2009, NTS agreed with the commercial bank to replace the previous amounts and terms which matured on March 10, 2009, with the following:

a.	Revolving credit line of $2,000,000 bearing an annual interest of 6%. The revolving credit line matures on April 27, 2010.
b.
Long-term loan of $2,000,000 bearing interest equal to the Wall Street Prime Daily. The principal will be repaid on a monthly basis starting June 25, 2009 with each payment of principal equals to $61,212. The final principal payment is scheduled to be made on May 2012.

2.
NTS Telephone Company, LLC, a wholly owned subsidiary of NTS, has received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million, 17-year debt facility to complete a telecommunications overbuild project in Levelland, Texas. The RUS loan is non-recourse to NTS and all other NTS subsidiaries and is a cost-of-money loan, bearing interest at the average rate for 10-year U.S. Treasury obligations. Advances are requested as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The current average rate is approximately 3.17%.

3.
On March 17, 2009, Xfone 018 received the bank's approval for an increase in its short-term credit line to a total facility of 5,250,000 NIS ($1,242,310). Xfone 018 undertook to comply, as of March 31, 2009, with certain covenants concerning its capital and the annual ratio between its total liabilities and EBITDA.

The total aggregate amount of these loans as of March 31, 2009 and December 31, 2008 are $2,677,911 and $1,404,971, respectively.

Note 4 - Capital Structure, stock options, warrants

The Company’s aggregate equity-based compensation expense for the three months ended March 31, 2009 and 2008 totaled $152,017 and $98,450, respectively.

On April 30, 2009, the Company issued an aggregate of 321,452 warrants to purchase shares of the Company’s common stock to Wade Spooner, former President and Chief Executive Officer of Xfone USA, Inc., pursuant to the terms of a certain Separation Agreement and Release dated August 15, 2008 between Mr. Spooner, Xfone USA, Inc. and the Company. The total value of the warrants, based on Black-Scholes option-pricing-model, is $11,627.

On April 30, 2009, the Company issued an aggregate of 160,727 warrants to purchase shares of the Company’s common stock to Ted Parsons, former Executive Vice President and Chief Marketing Officer of Xfone USA, Inc., pursuant to the terms of a certain Separation Agreement and Release dated August 15, 2008 between Mr. Parsons, Xfone USA, Inc. and the Company. The total value of the warrants, based on Black-Scholes option-pricing-model, is $5,813.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (Unaudited)

Note 4 - Capital Structure, stock options, warrants (Cont.)
	Three months ended March 31, 2009
	Number of options	Weighted average exercise price
Options outstanding at the beginning of the period (a)	6,366,000	$3.55
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Options outstanding at the end of the period	6,366,000	$3.55

Options vested and exercisable	4,865,000	$2.74

Weighted average fair value of options granted		$-

(a) Includes options under contractual obligation as specified in notes 4A and 4B below.

The following table summarizes information about options outstanding and exercisable at March 31, 2009:

Range price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
$0.47- $0.81	6,366,000	2.84	$2.74

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

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (Unaudited)

Note 4 - Capital Structure, stock options, warrants (Cont.)

B.
On February 26, 2008, NTS entered into Employment Agreements with each of Barbara Baldwin, who, prior to the closing, served as NTS’ President and CEO, Jerry Hoover, who, prior to the closing, served as NTS’ Executive Vice President - Chief Financial Officer, and Brad Worthington, who, prior to the closing, served as NTS’ Executive Vice President - Chief Operating Officer (each an “Officer,” and collectively the “Officers”).  The Employment Agreements provide for continued employment of the Officers with NTS in their respective capacities, and are for five-year terms each, effective as of the Closing Date.

Pursuant to the terms of the Employment Agreements, the Officers were granted the following stock option awards under the Company’s 2007 Stock Incentive Plan on the Closing Date: Ms. Baldwin was granted options to purchase 250,000 shares of the Company’s Common Stock, and each of Messrs. Hoover and Worthington was granted options to purchase 400,000 shares of the Company’s Common Stock.  Each option is immediately exercisable, expires five years from the grant date, and has an exercise price of $2.794.  The total value of the options, based on Black-Scholes option pricing model is $1,412,507. Additionally, at the end of each Officer’s second year employment, the Officer will be granted options to purchase 267,000 shares of the Company’s Common Stock, which will be immediately exercisable at $5.00 per share, and will expire five years from such grant date. The total value of the options, based on Black-Scholes option-pricing-model, is $882,316.

The following table summarizes information about warrants outstanding and exercisable at March 31, 2009:
	Three months ended March 31, 2009
	Number of Warrants	Weighted average exercise price
Warrants outstanding at the beginning of the period	7,497,888	$3.68
Granted	-	$-
Expired	(1,136,737)	$5.50
Warrants outstanding at the end of the period	6,361,151	$3.36

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (Unaudited)

Note 5 - Segment Information

Geographical segments
	Three months ended
	March 31,
	2009	2008
Revenues:
United Kingdom	$3,650,540	$4,807,424
United States	15,650,013	8,707,504
Israel	2,173,882	2,278,170

Total revenues	21,474,435	15,793,098

Cost of revenues:
United Kingdom	1,866,298	1,699,124
United States	8,655,816	4,987,869
Israel	1,256,343	969,280

Total cost of revenues	11,778,457	7,656,273

Gross profit:
United Kingdom	1,784,242	3,108,300
United States	6,994,197	3,719,635
Israel	917,539	1,308,890

	9,695,978	8,136,825

Operating expenses:
United Kingdom	1,360,142	2,104,044
United States	6,069,097	3,455,169
Israel	749,629	924,131

	8,178,868	6,483,344

Operating Profit (Loss)
United Kingdom	424,100	1,004,256
United States	925,100	264,466
Israel	167,910	384,759

	1,517,110	1,653,481

Expenses related to the Headquarters in the US	550,737	509,015

Operating Profit	$966,373	$1,144,466

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (Unaudited)

Note 6 – Related Party Transactions

1.	Agreement with Minority interest partner in Xfone 018

According to an agreement between the Company, Xfone 018 Ltd. and the 26% minority interest partner in Xfone 018 (the “Minority Partner”), the Minority Partner provided in 2004 a bank guarantee of 10,000,000 NIS ($2,433,682) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by the Company in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the agreement, the Company agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge. On March 26, 2009, a payment of NIS 380,162 ($89,958) was made to the Minority Partner as consideration for interest loss imposed on the Minority Partner in connection with providing the bank guarantee.

According to the above-mentioned agreement with the Minority Partner, the Minority Partner provided in the fourth quarter of 2004, a shareholder loan of approximately $400,000 to Xfone 018 (the “Minority Partner Loan”). The Minority Partner Loan is payable after four years with annual interest of 4% and linkage to the Israeli consumer price index. On March 26, 2009, a repayment, by way of off set, of NIS 995,433 ($235,550) was made to the Minority Partner in connection with the Minority Partner Loan. As of March 31, 2009, the balance of the Minority Partner Loan is 960,680 NIS ($229,389).

2.	Dionysos Investments (1999) Ltd. Financial Services and Business Development Consulting Agreement

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

On January 15, 2009, pursuant to the recommendation of the Audit Committee of the Company and the resolution of the Board of Directors, the Company and Dionysos Investments entered into a Second Amendment to the Consulting Agreement (the “Amendment”). According to the Amendment, the Consulting Agreement will be renewed for an additional two-year period, ending on December 31, 2010, and Dionysos will be paid £8,000 (approximately $12,072) per month, plus reimbursements for expenses incurred in connection with the Services , and will receive a success fee of 0.5% of the gross proceeds for any investments in the Company made by Israeli investors during fiscal 2009 and/or 2010 that result from Dionysos’ services to the Company. The parties also agreed that in or about December 2010, the Audit Committee and Board of Directors would review and reconsider for approval the above-mentioned compensation for any future term(s).

Mr. Haim Nissenson, a consultant of the Company since its inception and father of Mr. Guy Nissenson, the Company's President, Chief Executive Officer and Director, is the Managing Director of Dionysos. Dionysos is owned and controlled by certain members of the Nissenson family, other than Mr. Guy Nissenson.

Note 7 – Legal proceedings

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

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (Unaudited)

II. Omer Fleisig vs. Israel 10 - Shidury Haruts Hahadash Ltd. and Xfone 018 Ltd.

On December 16, 2008, Omer Fleisig filed a request to approve a claim as a class action (the "Class Action Request") against Xfone 018 Ltd. ("Xfone 018"), a 69% owned Israel based subsidiary of the Company, and Israel 10 - Shidury Haruts Hahadash Ltd., an entity unrelated to the Company ("Israel 10"), in the District Court in Petach Tikva, Israel.  Fleisig attempted to participate in a television call-in game show, which was produced by Israel 10, using Xfone 018’s international telecom services. The claim alleges that although Fleisig's two attempts to participate in the show were unsuccessful because he received a busy signal when trying to call in, he was billed by Xfone 018 for both attempts. Fleisig seeks damages for the billed attempts. He was billed approximately $2.50 for the calls. The Class Action Request states total damages of NIS 24,750,000 (approximately $6,033,642) which reflects Fleisig's estimation of damages caused to all participants in the game show which (pursuant to the Class Action Request)  allegedly received a busy signal while trying to call in to the game during a certain  period defined in the Class Action Request. All parties are currently attempting to reach an understanding regarding the scope of the Class Action Request and its justification, if at all. The matter is pending.

III. Teresa Leffler vs. Marshall Wingard and Xfone USA

On February 24, 2009, Teresa Leffler, a former employee of Xfone USA, Inc., filed a complaint with the Circuit court of Rankin County, Mississippi, alleging sexual discrimination and sexual harassment by a former employee of Xfone USA, Marshall Wingard, and Xfone USA, that allegedly resulted in injury to her job and reputation, lost wages, mental and physical pain and suffering. Ms. Leffler seeks compensatory damages in the amount of $300,000 and punitive damages in the amount of $300,000. Xfone USA has entered into an agreement to pay for Mr. Wingard’s defense. The filing of the complaint follows Ms. Leffler’s receipt of a Notice of Right to Sue (the “Notice”) issued by the U.S. Equal Employment Opportunity Commission (the “EEOC”) on November 21, 2008.  The Notice also stated that the EEOC was terminating its processing of the charge. Xfone USA and Mr. Wingard filed their Original Answers on April 15, 2009.  Mr. Winegard was dismissed with prejudice from the suit by agreement and stipulation on May 12, 2009. The matter is pending.

IV. NTS Communications, Inc. vs. Global Crossing Telecommunications, Inc.

On March 27, 2009, NTS Communications, Inc. (“NTS”) filed suit against Global Crossing Telecommunications, Inc. (“Global Crossing”) in the 160th District Court of Dallas County, Texas seeking $441,148.51 for unpaid telecommunications services, which NTS had provided in November and December 2008. The suit stems from a certain Telecommunications Agreement entered into between NTS and Global Crossing, which had an effective date of November 2, 2006. On April 15, 2009, Global Crossing removed the case to Federal Court, and on April 17, 2009, Global Crossing filed an Original Answer denying NTS’ claim.  Global Crossing also filed a Counterclaim alleging that NTS failed to perform its obligations under the Telecommunications Agreement and federal law between 2006 and 2008, and seeks damages in the amount of $8,000,000. On April 30, 2009, Xfone claimed indemnity from NTS’ former shareholders with respect to the damages sought by Global Crossing in the Counterclaim, pursuant to the protections available to Xfone for suffering adverse consequences under the terms of the Stock Purchase Agreement and Escrow Agreement entered into in connection with Xfone’s purchase of NTS. NTS filed its Original Answer to the Counterclaim on May 7, 2009. This matter is pending.

Note 8 – Subsequent events

On April 3, 2009, NTS created its seventh wholly-owned subsidiary, PRIDE Network, Inc. PRIDE Network, Inc.~~,~~ is a Texas corporation formed by NTS for the purpose of seeking grants or loans from the United States Government to build Advanced Broadband Network(s) in select areas of the United States

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

You should read the following discussion and analysis in conjunction with the Condensed Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

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

The Company's principal executive offices are in Lubbock, Texas,

RESULTS OF OPERATIONS

Financial Information - Percentage of Revenues
	Three months ended March 31,
	2009	2008
Revenues	100%	100%
Cost of Revenues	-54.8%	-48.5%
Gross Profit	45.2%	51.5%
Operating Expenses:
Research and Development	-0.1%	-0.1%
Marketing and Selling	-12.6%	-16.9%
General and Administrative	-28%	-27.5%
Total Operating Expenses	-40.7%	-44.5%
Income before Taxes	11.2%	0.8%
Net Income	10.8%	0.3%

COMPARISON OF THE THREE MONTHS PERIOD ENDED MARCH 31, 2009 AND MARCH 31, 2008

Revenues.  Revenues for the three months ended March 31, 2009 increased 36% to $21,474,435 from $15,793,098 for the same period in 2008. The increase of $5,681,337 in the consolidated revenues is attributed to $6,942,509 increase in our revenues in the United States which is partially offset by $104,288 decrease in revenues in Israel and $1,156,884 decrease in revenues in the United Kingdom. In the first three months of 2009, revenues in the United States as a percentage of total revenues increased to 72.9% from 55.1% for the same period in 2008, whereas revenues in the United Kingdom and Israel as a percentage of total revenues decreased to 17% and 10.1% from 30.4% and 14.4%, respectively.

Revenues in the United States for the three months ended March 31, 2009 increased 79.7% to $15,650,013 from $8,707,504 for the same period in 2008. The increase in revenues is a result of the inclusion of the revenues of NTS Communications, Inc. ("NTS"), our wholly owed U.S. subsidiary, in the amount of approximately $13.2 million for the three months ended March 31, 2009, in comparison to the inclusion of its revenues in the amount of approximately $6 million only from its acquisition date, on February 26, 2008 for the three months ended March 31, 2008. The increase in revenues was offset by a decrease in revenues from other carriers and due to attrition of residential customers.

Revenues in the United Kingdom for the three months ended March 31, 2009 decreased 24.1% to $3,650,540 from $4,807,424 for the same period in 2008. While our earned revenues in the UK were at substantially the same level during the first quarter of 2008 and 2009, we experienced this 24.1% decrease due to the devaluation of the GBP against the US dollar which occurred mainly during the second half of 2009.

Revenues in Israel for the three months ended March 31, 2009 decreased 4.6% to $2,173,882 from $2,278,170 for the same period in 2008. While our nominal revenues in Israel increased 11% as a result of new marketing channels, we experienced the slight decrease in reported revenues due to the revaluation of the U.S. dollar against the NIS during the second half of 2009.

Our primary geographic markets are the United States, the United Kingdom and Israel.  However, we serve customers worldwide.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues for the three months ended March 31, 2009 increased 53.8% to $11,778,457 from $7,656,273 for the same period in 2008. Cost of revenues as a percentage of revenues in the three months ended March 31, 2009 increased to 54.8% from 48.5% in the same period in 2008.

Cost of revenues as a percentage of revenues in the United States in the three months ended March 31, 2009 decreased to 55.3% from 57.3% in the same period in 2008 as a result of a decrease in sales of low-margin products mainly to residential and to other carriers.

Cost of revenues as a percentage of revenues in the UK and Israel for the three months ended March 31, 2009 increased to 51.1% and 57.8%, respectively, from 35.3% and 42.5%, respectively, in the same period in 2008, as a result of an increase in the cost of traffic time and increase in sales of products with lower margin.

Research and Development. Research and development expenses for the three months ended March 31, 2009 and for the same period in 2008 were 0.1% of total revenues. The research and development activities are located only in the U.K and represent the payroll of those who are engaged in development activities. We estimate that the research and development expenses will remain in the same level until the end of 2009.

Marketing and Selling Expenses. Marketing and selling expenses consist primarily of commissions to agents and resellers. Other marketing and selling expenses are related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the three months ended March 31, 2009 increased to $2,714,610 from $2,665,629 for the same period in 2008. Marketing and selling expenses as a percentage of revenues decreased to 12.6% for the three months ended March 31, 2009 from 16.9% for the same period in 2008. The decrease is mainly attributed to decrease in commission-based revenues in the UK, certain reduction in personnel towards the end of 2008 and the revaluation of the U.S. dollar against the GBP and the NIS. Such decrease was offset by the inclusion of the marketing and selling expenses of NTS in the amount of approximately $905,000 for the three months ended March 31, 2009, in comparison to the inclusion of its marketing and selling expenses in the amount of approximately $370,000 only from February 26, 2008 for the three months ended March 31, 2008.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel and consulting fees. General and administrative expenses for the three months ended March 31, 2009 increased 39.2% to $6,003,537 from $4,311,720 for the same period in 2008. The increase resulted from the inclusion of the general and administration expenses of NTS in the amount of approximately $4.1 million for the three months ended March 31, 2009, in comparison to the inclusion of its general and administration expenses in the amount of approximately $1.5 million only from February 26, 2008 for the three months ended March 31, 2008. Such increase was offset by certain reduction in personnel towards the end of 2008 and the revaluation of the U.S. dollar against the GBP and the NIS.

Financing Expenses, net. Financing income, net, for the three months ended March 31, 2009 increased to financial profits of $1,462,072 from financial expenses of ($903,169) for the same period in 2008. Approximately $2,360,000 of the financial income is attributed to the effect of fluctuation in the exchange rate of the NIS on our Bonds which are stated in NIS and linked to the Israeli CPI which is offset by approximately $590,000 of interest payable on the Bonds. The remaining financial expenses of approximately $304,000 consists of interest expenses on our interest bearing obligations and the effect of currency exchange rate on intercompany balances with our subsidiaries which report in NIS and GBP as their functional currencies.

Net Income. Net income for the three months ended March 31, 2009 was $2,318,361 compared to net income of $81,130 for the same period in 2008.

Earning Per Share. Basic and diluted net profit per share of common stock for the three months ended March 31, 2009 was $0.126, compared to basic and diluted net loss per share of common stock of $0.005 for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of March 31, 2009, amounted to $3,193,809 compared to $3,078,474 as of December 31, 2008, an increase of $115,335. Net cash provided by operating activities in the three months ended March 31, 2009, was $1,235,690. Cash used for investing activities in the three months ended March 31, 2009 was $2,331,810, and is primarily attributable to the purchase of fixed assets. Net cash provided in financing activities for the three months ended March 31, 2009 was $1,227,565, and is primarily attributable to proceeds from long-term bank loans in an aggregate amount of $1,463,807, $1,272,939 of which was received as a non- recourse loan from the United States Department of Agriculture, increase of short-term bank credit of $46,271 and the repayment of financial obligations of $782,513.

Our capital investments are primarily for the build-out of our fiber network, the purchase of equipment and software for services that we provide or intend to provide.

Capital lease obligations: We are the lessee of switching and other telecom equipment and motor vehicles under capital leases expiring on various dates from 2009 through 2012.

As of March 31, 2009, the minimum future lease payments are:

2009	$185,983
2010	157,175
2011	127,158
2012	21,702

Total	$492,018

Total minimum lease payments	$455,903
Less: amount representing interest	36,115

Present value of net minimum lease payment	$492,018

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

On November 4, 2008, we filed a public prospectus (the “Prospectus”) with the Israel Securities Authority and the Tel Aviv Stock Exchange ("TASE") for listing of the Bonds for trading on the TASE.  On November 11, 2008 (the “Date of Listing”), the Bonds commenced trading on the TASE. From the Date of Issuance until the Date of Listing, the Bonds accrued annual interest at a rate of 9%. As of the Date of Listing, the interest rate for the unpaid balance of the Bonds was reduced by 1% to an annual interest rate of 8%.

The Bonds may only be traded in Israel. The Bonds were rated A3 by Midroog Limited, an Israeli rating company which is a subsidiary of Moody’s Investor Services. On February 19, 2009, Midroog filed its annual monitoring report (the “Monitoring Report”) with the TASE. According to the Monitoring Report, Midroog’s rating committee reaffirmed the A3 rating assigned to the Bonds. However, the rating committee decided on a negative outlook on the rating of the Bonds, largely, but not exclusively, due to the increase of the risk level in the business environment in which we operate, resulting from the increasing recession in the United States and the threat it poses on our business, since our core activity is based in the U.S.  While the Monitoring Report recognizes that we show relative stability in our financial results and adherence to our expected cash flow coverage ratios, it cites our currency exposure resulting from the New Israeli Shekel index-linked bonds in relation to the U.S. dollar, which is our major activity currency.

On December 1, 2008, we borrowed 400,000 NIS (approximately $97,347) (the “Loan”) from an individual lender unrelated to us pursuant to a Loan Agreement entered into on the same date, for general working capital purposes and/or for our repurchase of the Bonds.  The Loan is to be repaid no later than 12 months from the date of the Loan. The Loan bears interest at an annual rate of 8% and is (including any interest accrued thereon) linked to the Israeli Consumer Price Index. The interest is payable quarterly, at the end of each three-month period, commencing from the Loan date and continuing until the Loan is fully repaid. The first interest payment on the amount of 7,985 NIS (approximately $1,889) was made on March 20, 2009.

We have a credit facility from Bank Leumi (UK) plc (“Bank Leumi”), of up to £150,000 ($227,311), which we obtained on November 26, 2008 for general working capital purposes (the “Credit Facility”).  The Credit Facility is available for six months, and will be reviewed by Bank Leumi in May 2009.  The Credit Facility is secured by a bank guarantee given to Bank Leumi by FIBI London. The guarantee is based upon a £150,000 deposit by Iddo Keinan, son of Abraham Keinan, our Chairman of the Board, and employee of our wholly-owned UK based subsidiary, Swiftnet Limited, with FIBI London.  The Credit Facility bears interest at a rate based on the London Interbank Offered Rate (“LIBOR”), plus one percent per annum, payable at the end of each three-month interest period. If we were to draw funds in excess of the agreed £150,000 amount without prior consent of Bank Leumi, we will be charged interest at the Base Rate, which is currently 5.5% plus 5% per annum for Sterling balances.  During fiscal 2008, we have drawn down the full £150,000 ($227,311) of this Credit Facility.  The first interest payment on the amount of 1,836 GBP (approximately $2,607) was made on February 27, 2009.

US subsidiaries

Our U.S. subsidiary, NTS Communications, Inc. ("NTS") has a $4,000,000 revolving line of credit with a commercial bank.  The facility is secured by an assignment of all NTS's trade accounts receivable.  The line bears interest at a rate equivalent to Wall Street Journal Prime. At March 31, 2009, the total amount advanced was $3,850,000. During April 2009, NTS agreed with the commercial bank to replace the previous amounts and terms which matured on March 10, 2009, with the following:
1.	Revolving credit line of $2,000,000 bearing an annual interest of 6%. The revolving credit line matures on April 27, 2010.
2.
Long-term loan of $2,000,000 bearing interest equal to the Wall Street Prime Daily. The principal will be repaid on a monthly basis starting June 25, 2009 with each payment of principal equal to $61,212. Final principal payment is expected to be made on May 2012.

In addition, NTS has $2,400,000 notes payable for the purchase of certain fixed assets. These notes payable are secured by fixed assets in the form of installment loan agreements.

Our U.S subsidiary, NTS Telephone Company, LLC, a wholly owned subsidiary of NTS has received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million, 17-year debt facility to complete a telecommunications overbuild project in Levelland, Texas. The RUS loan is non-recourse to NTS and all other NTS subsidiaries and is cost-of-money loan, bearing interest at the average rate for 10-year U.S. Treasury obligations. Advances are requested as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The current average rate is approximately 3.17%.

The total aggregate amount of these loans as of March 31, 2009 and December 31, 2008 is $2,677,911 and $1,404,971 respectively.

Our U.S. subsidiary, Xfone USA, Inc., has certain loan facilities with certain liens on its fixed assets in the form of installment loan agreements. The total aggregate amount of these loans as of March 31, 2009 is $244,870.

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

UK subsidiaries

On April 18, 2002 Bank Leumi (UK) plc issued company credit cards to two directors of Swiftnet Limited, and by way of securing the balances on these cards, took a First Party Charge over Swiftnet to the sum of £50,000 ($75,770).

As of April 10, 2003, Equitalk.co.uk Limited, our U.K. based subsidiary since July 2006, has received loan facilities from Barclays Bank plc in the form of a Government Small Firms Loan Guarantee Scheme Loan Agreement whereby Barclays would lend Equitalk £150,000 ($227,311). As part of the agreement a Debenture charge was raised on all the assets of Equitalk.   As of December 31, 2008 the loan was fully repaid.

Israeli subsidiary

Our Israel based subsidiary, Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel in order to finance its activities. As of March 31, 2009, the credit facilities include a revolving credit line of 500,000 NIS ($121,684), a short-term credit line of 5,250,000 NIS ($1,277,683), and long-term credit line of 1,290,000 NIS ($313,945). In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS ($766,610) to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; securities, banknotes, unissued capital stock, reputation, and any property and right including profits thereof Xfone 018 has or may have at any time and in any manner; (b) a fixed charge on its telecommunication equipment (including switches) and insurance rights thereof; (c) assignment of rights by way of pledge on the Partner Communications Company Ltd. contract, the Cellcom Israel Ltd. contract, the Pelephone Communications Ltd. contract, and the credit companies contracts with Xfone 018; (d) We and Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank; (e) Xfone 018 undertook to comply, as of March 31, 2009, with certain covenants concerning its capital and the annual ratio between its total liabilities and EBITDA.

As of March 31, 2009, Xfone 018 has a balance due of 3,351,153 NIS ($800,179) under the credit facility.

According to an agreement between us, Xfone 018 Ltd. and the 26% minority interest partner in Xfone 018 (the “Minority Partner”), in 2004 the Minority Partner provided a bank guarantee of 10,000,000 NIS ($2,433,682) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by us in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the agreement, we agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge. On March 26, 2009, a payment of NIS 380,162 ($89,958) was made to the Minority Partner as consideration for interest loss imposed on the Minority Partner in connection with providing the bank guarantee.

According to the above-mentioned agreement with the Minority Partner, during the fourth quarter of 2004, the Minority Partner provided a shareholder loan of approximately $400,000 to Xfone 018 (the “Minority Partner Loan”). The Minority Partner Loan was established for four years, unless otherwise agreed between the parties, with annual interest of 4% and linkage to the Israeli consumer price index. On March 26, 2009, a repayment, by way of off set, of NIS 995,433 ($235,550) was made to the Minority Partner in connection with the Minority Partner Loan. As of March 31, 2009, the balance of the Minority Partner Loan is 960,680 NIS ($229,389).

According to the agreement with the Minority Partner and a Term Note of $800,000 which was executed in July 2004 by Xfone 018 in favor of the Company, as of March 31, 2009, we provided to Xfone 018 a shareholder loan in an aggregate amount of $536,818.

As of March 31, 2009, our Israeli subsidiary activities were financed by the shareholders loans and by using 3,351,153 NIS ($800,179) of the credit facility from Bank Hapoalim.

On November 5, 2007, Bank Hapoalim B.M. in Israel provided a bank guarantee of 322,500 NIS ($78,486) to the Ministry of Communications of the State of Israel in connection with a November 7, 2007 license to commence an experimental deployment of Local Telephone Services utilizing Voice over Broadband (VoB) technology, which was granted to Xfone 018. In connection with the bank guarantee, Xfone 018 executed an indemnification agreement in favor of Bank Hapoalim. The bank guarantee will expire on October 29, 2009.

During February 2008, Xfone 018 Ltd. received a capital lease facilities to purchase certain communication equipment amounting to $75,095 to be paid in 23 equal installments. The balance as of March 31, 2009 is $37,283.

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

On  May 10, 2009, Bank Hapoalim B.M. in Israel provided a bank guarantee of 100,000 NIS ($24,337) to the Ministry of Treasury of the State of Israel in connection with Xfone 018’s participation in a public tender to provide international telecom services to government offices. In connection with the bank guarantee, Xfone 018 agreed to decrease its short-term credit line from 5,250,000 NIS ($1,277,683) to 5,150,000 NIS ($1,253,346). The bank guarantee will expire on February 15, 2010.

On May 12, 2009, Bank Hapoalim B.M. in Israel provided a bank guarantee of 202,000 NIS ($49,160) to the Ministry of Communications of the State of Israel in connection with Xfone 018’s application for a license to commence an experimental deployment of Local Telephone Services utilizing Voice over Cellular (VoC) technology. The bank guarantee will expire on November 14, 2010.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

17% and 10.1% of our revenues in the first quarter of 2009 were derived from our U.K. and Israeli operations, respectively, compared to 30.4% and 14.4% in the same period, in 2008. In the first three months of 2009, approximately 39% of the direct traffic costs in Israel were in GBP and the rest were in NIS compared to approximately 30% in the same period in 2008. We believe that the U.S. and Israeli portions of our revenues will increase in the remaining quarters of 2009.

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

II. Omer Fleisig vs. Israel 10 - Shidury Haruts Hahadash Ltd. and Xfone 018 Ltd.

On December 16, 2008, Omer Fleisig filed a request to approve a claim as a class action (the "Class Action Request") against Xfone 018 Ltd. ("Xfone 018"), a 69% owned Israel based subsidiary of the Company, and Israel 10 - Shidury Haruts Hahadash Ltd., an entity unrelated to the Company ("Israel 10"), in the District Court in Petach Tikva, Israel.  Fleisig attempted to participate in a television call-in game show, which was produced by Israel 10, using Xfone 018’s international telecom services. The claim alleges that although Fleisig's two attempts to participate in the show were unsuccessful because he received a busy signal when trying to call in, he was billed by Xfone 018 for both attempts. Fleisig seeks damages for the billed attempts. He was billed approximately $2.50 for the calls. The Class Action Request states total damages of NIS 24,750,000 (approximately $6,033,642) which reflects Fleisig's estimation of damages caused to all participants in the game show which (pursuant to the Class Action Request)  allegedly received a busy signal while trying to call in to the game during a certain  period defined in the Class Action Request. All parties are currently attempting to reach an understanding regarding the scope of the Class Action Request and its justification, if at all. The matter is pending.

III. Teresa Leffler vs. Marshall Wingard and Xfone USA

On February 24, 2009, Teresa Leffler, a former employee of Xfone USA, Inc., filed a complaint with the Circuit court of Rankin County, Mississippi, alleging sexual discrimination and sexual harassment by a former employee of Xfone USA, Marshall Wingard, and Xfone USA, that allegedly resulted in injury to her job and reputation, lost wages, mental and physical pain and suffering. Ms. Leffler seeks compensatory damages in the amount of $300,000 and punitive damages in the amount of $300,000. Xfone USA has entered into an agreement to pay for Mr. Wingard’s defense. The filing of the complaint follows Ms. Leffler’s receipt of a Notice of Right to Sue (the “Notice”) issued by the U.S. Equal Employment Opportunity Commission (the “EEOC”) on November 21, 2008.  The Notice also stated that the EEOC was terminating its processing of the charge. Xfone USA and Mr. Wingard filed their Original Answers on April 15, 2009. Mr. Wingard was dismissed with prejudice from the suit by agreement and stipulation on May 12, 2009. The matter is pending.

IV. NTS Communications, Inc. vs. Global Crossing Telecommunications, Inc.

On March 27, 2009, NTS Communications, Inc. (“NTS”) filed suit against Global Crossing Telecommunications, Inc. (“Global Crossing”) in the 160th District Court of Dallas County, Texas seeking $441,148.51 for unpaid telecommunications services, which NTS had provided in November and December 2008. The suit stems from a certain Telecommunications Agreement entered into between NTS and Global Crossing, which had an effective date of November 2, 2006. On April 15, 2009, Global Crossing removed the case to Federal Court, and on April 17, 2009, Global Crossing filed an Original Answer denying NTS’ claim.  Global Crossing also filed a Counterclaim alleging that NTS failed to perform its obligations under the Telecommunications Agreement and federal law between 2006 and 2008, and seeks damages in the amount of $8,000,000. On April 30, 2009, Xfone claimed indemnity from NTS’ former shareholders with respect to the damages sought by Global Crossing in the Counterclaim, pursuant to the protections available to Xfone for suffering adverse consequences under the terms of the Stock Purchase Agreement and Escrow Agreement entered into in connection with Xfone’s purchase of NTS. NTS filed its Original Answer to the Counterclaim on May 7, 2009. This matter is pending.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.11	Reamended and Restated Bylaws of the Company dated January 15, 2009.(55)
4.	Specimen Stock Certificate.(1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)

10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. [Free translation from Hebrew] (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C. to the Securities and Exchange Commission. (20)

21.1	List of Subsidiaries (Amended as of April 2009) (57)
23	Consent of Stark Winter Schenkein & Co., LLP dated April 29, 2009 (57)
23.6	Consent of Yarel & Partners C.P.A. (Isr.) dated April 27, 2009. (57)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K/A #1.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.

(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(40)	Denotes previously filed exhibit: filed on October 25, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2009 with Xfone, Inc.‘s Form 10-K.
(57)	Denotes previously filed exhibit: filed on April 30, 2009 with Xfone, Inc.‘s Form 10-K/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XFONE, INC.

Date: May 15, 2009	By:	/s/ Guy Nissenson
Guy Nissenson
President, Chief Executive Officer and Director (principal executive officer)

Date: May 15, 2009	By:	/s/ Niv Krikov
Niv Krikov
Principal Accounting Officer, Treasurer and Chief Financial Officer (principal accounting and financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.11	Reamended and Restated Bylaws of the Company dated January 15, 2009.(55)
4.	Specimen Stock Certificate.(1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)

10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. [Free translation from Hebrew] (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
16.1	Letter dated January 31, 2006 from Chaifetz & Schreiber, P.C. to the Securities and Exchange Commission. (20)

21.1	List of Subsidiaries (Amended as of April 2009) (57)
23	Consent of Stark Winter Schenkein & Co., LLP dated April 29, 2009 (57)
23.6	Consent of Yarel & Partners C.P.A. (Isr.) dated April 27, 2009. (57)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(20)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K/A #1.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.

(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(40)	Denotes previously filed exhibit: filed on October 25, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2009 with Xfone, Inc.‘s Form 10-K.
(57)	Denotes previously filed exhibit: filed on April 30, 2009 with Xfone, Inc.‘s Form 10-K/A.