Form 10-Q
period 2009-06-30
XFONE INC.
filed 2009-08-13
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

As of August 12, 2009, 18,376,075 shares of the Company’s common stock, $0.001 par value, were issued and outstanding

XFONE, INC. AND SUBSIDIARIES

PART I:

FINANCIAL INFORMATION

Item 1:	Financial Statements and Condensed Notes (Unaudited) - Period Ended June 30, 2009

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2009

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	Unaudited
CURRENT ASSETS:

Cash	$3,495,526	$3,078,474
Accounts receivable, net	6,008,944	7,834,003
Prepaid expenses and other receivables	3,612,307	4,291,637
Deferred taxes	2,944,075	2,795,473
Inventory	297,444	302,547
Total current assets	16,358,296	18,302,134

BONDS ISSUANCE COSTS , NET	1,685,542	1,696,278

OTHER LONG TERM ASSETS	399,827	474,408

FIXED ASSETS, NET	52,794,253	50,020,597

OTHER ASSETS, NET	2,758,545	3,051,839

GOODWILL	27,413,481	27,413,481

Total assets	$101,409,944	$100,958,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	Unaudited

CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$5,809,021	$5,295,014
Trade payables	8,768,732	9,689,330
Other liabilities and accrued expenses	6,120,280	7,674,870
Current maturities of obligations under capital leases	218,334	288,688
Current maturities of bonds	3,464,007	3,492,127

Total current liabilities	24,380,374	26,440,029

DEFERRED TAXES, NET	6,118,706	6,216,910

NOTES PAYABLE, NET OF CURRENT MATURITIES	6,274,543	4,113,093

BONDS PAYABLES , NET OF CURRENT MATURITIES	19,905,211	20,062,127

OBLIGATIONS UNDER CAPITAL LEASES , NET OF CURRENT MATURITIES	228,075	307,596

OTHER LONG TERM LIABILITIES	404,679	537,252

SEVERANCE PAY	191,738	122,362

Total liabilities	57,503,326	57,799,369

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value: 75,000,000 shares authorized; 18,376,075 issued and outstanding at December 31, 2008 and June 30, 2009	18,376	18,376
Additional paid-in capital	43,077,032	42,772,998
Foreign currency translation adjustment	(2,846,457)	(2,953,651)
Retained earnings	3,562,034	3,106,850

Total Xfone Inc. shareholders' equity	43,810,985	42,944,573

Non- Controlling interest	95,633	214,795

Total Equity	43,906,618	43,159,368

Total liabilities and shareholders' equity	$101,409,944	$100,958,737

The accompanying notes are an integral part of these condensed consolidated financial statements

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$42,894,708	$41,645,820	$21,420,273	$25,852,722
Cost of revenues	23,064,098	21,017,261	11,285,641	13,360,988
Non-recurring loss from distribution of calling cards in Israel	506,176	-	506,176	-
Gross profit	19,324,434	20,628,559	9,628,456	12,491,734

Operating expenses:
Research and development	23,837	32,580	12,379	17,570
Marketing and selling	5,442,090	6,138,804	2,727,480	3,473,175
General and administrative	12,281,048	11,415,388	6,277,511	7,103,668
Total operating expenses	17,746,975	17,586,772	9,017,370	10,594,413

Operating profit	1,577,459	3,041,787	611,086	1,897,321

Financing expenses, net	(1,198,448)	(3,995,580)	(2,660,520)	(3,092,411)

Income (loss) before taxes	379,011	(953,793)	(2,049,434)	(1,195,090)

Income tax (expense) benefit	(42,989)	250,624	47,541	328,317

Net income (loss)	336,022	(703,169)	(2,001,893)	(866,773)

Less: Net income (loss) attributable to non- controlling interest	119,162	(179,059)	138,716	(96,585)

Net income (loss) attributed to Xfone Inc. ordinary shareholders	$455,184	$(882,228)	$(1,863,177)	$(963,358)

Earnings (loss) attributable to Xfone Inc. ordinary shareholders per share:
Basic	$0.025	$(0.052)	$(0.101)	$(0.052)

Diluted	$0.025	$(0.052)	$(0.101)	$(0.052)

Weighted average shares outstanding:
Basic	18,376,075	16,864,161	18,376,075	18,404,632

Diluted	18,376,075	16,864,161	18,376,075	18,404,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30 ,
	2009	2008
Cash flow from operating activities:
Net income (loss)	$336,022	$(703,169)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,922,084	1,747,552
Compensation in connection with the issuance of warrants and options issued for professional services	304,034	342,206
Accrued interest and exchange rate on bonds	772,843	3,945,717
Decrease (increase) in account receivables	1,910,081	102,973
Bad debt provision	(14,963)	769,796
Decrease (increase) in inventories	5,103	25,750
Decrease (increase) in long term receivables	73,663	111,316
Decrease (increase) in bonds issuance costs, net	10,736	71,169
Decrease (increase) in prepaid expenses and other receivables	744,498	(281,758)
Decrease ( increase) in deferred tax asset	(118,701)	(1,040,586)
Increase (decrease) in trade payables	(975,943)	76,319
Decrease in accrual for non- recurring loss	-	(3,890,191)
Increase (decrease) in other liabilities and accrued expenses	(1,683,590)	93,213
Increase (decrease) in severance pay	71,486	(56,388)
Increase (decrease) in other long term liabilities	(108,842)	-
Decrease in deferred tax liabilities	(136,718)	(852,917)

Net cash provided by operating activities	3,111,793	461,002

Cash flow from investing activities:
Proceeds from short term deposit	-	27,467,049
Purchase of equipment	(4,190,473)	(3,793,465)
Changes in prepaid expenses and other receivables	-	(116,513)
Acquisition of minority interest in Story Telecom, Inc.	-	(690,207)
Acquisition of NTS Communications, Inc. including acquisition costs	-	(39,180,509)

Net cash (used in) investing activities	(4,190,473)	(16,313,645)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
	Six Months Ended
	June 30 ,
	2009	2008

Cash flow from financing activities:
Repayment of long term loans from banks and others	(2,112,874)	(458,874)
Decrease in capital lease obligation	(225,146)	10,125
Proceeds from exercise of options	-	14,368
Payment of installment interest on bonds	(957,879)	(1,334,924)
Repayment of convertible notes	-	(400,000)
Increase (decrease) in short-term bank credit, net	719,695
Proceeds from long term loans from banks	1,396,698	3,488,679
Proceeds from long term loans from the United States Department of Agriculture	2,662,585
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	-	14,496,036
Net cash provided by financing activities	1,483,079	15,815,410

Effect of exchange rate changes on cash and cash equivalents	12,653	(350,675)

Net increase (decrease) in cash and cash equivalents	417,052	(387,908)

Cash and cash equivalents at the beginning of the period	3,078,474	5,835,608

Cash and cash equivalents at the end of the period	$3,495,526	$5,447,700

The accompanying notes are an integral part of these condensed consolidated financial statements

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (Unaudited)

Note 1 - Organization and Nature of Business

A.
Xfone, Inc. ("Xfone" or "the Company") was incorporated in Nevada, U.S.A. in September 2000. The Company is a holding and managing company providing voice, video and data telecommunications services, including: local, long distance and international telephony services; video; prepaid and postpaid calling cards; cellular services; Internet services; messaging services (Email/Fax Broadcast, Email2Fax and Cyber-Number); and reselling opportunities, with operations in the United States, United Kingdom and Israel. Xfone serves customers worldwide.

Xfone's holdings in subsidiaries as of June 30, 2009 were as follows:

●
NTS Communications, Inc. ("NTS") and its seven wholly owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers Inc., NTS Telephone Company, LLC, NTS Management Company, LLC and PRIDE Network, Inc. - wholly owned U.S. subsidiary.

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

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (Unaudited)

Note 2 - Significant Accounting Policies

The interim condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are as follows:

A.	Principles of Consolidation and Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Minority interest in the loss of a subsidiary will be recorded according to the respective equity interest of the minority and up to its exposure and/or legal obligation to cover the subsidiary losses in  the event that equity is reduced to zero or below.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (Unaudited)

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

Accounts receivable are presented net of an allowance for doubtful accounts of $1,236,983 and $1,860,368 at June 30, 2009 and 2008, respectively.

D.	Other Intangible Assets

Other intangible assets with determinable lives consist of a license to provide communication services in Israel and are amortized over the 20 year term of the license.

Customer relations and trade name related to mergers and acquisitions are amortized over a period between 2-13 years from the date of the purchase.

E.	Earnings Per Share

Basic earning per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three and six months ended June 30, 2009, there were no dilutive shares as all options and warrants were out-of-the-money.  For the three and six months ended June 30, 2008, there were no dilutive shares as  the inclusion of in-the-money option and warrants would have been anti-dilutive.

F.	Stock-Based Compensation

Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R ("SFAS 123R") using the modified prospective transition method. Under this method, prior periods are not restated. The Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of its common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Condensed Consolidated Income Statements. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the date the Company adopted SFAS 123R.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (Unaudited)

Note 2 - Significant Accounting Policies (Cont.)

G.	Goodwill and Indefinite- Lived Purchased Intangible Assets

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

The Company utilizes the discounted cash flow approach when determining the fair value of each reporting unit as part of its annual assessments. As stated above, goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The results of the Company’s analysis as of December 31, 2008 indicated that no reduction in the carrying amount of goodwill was required. Management continues to monitor goodwill and other intangible assets for impairment as the Company's market capitalization continues to be less than the Company's net assets.  At the end of the second quarter 2009, management reviewed the results of its reporting units and determined that they were in line with the projections used for fair value calculations as of December 31, 2008.  As a result, management continues to believe that goodwill and intangible assets are not impaired as of June 30, 2009.
H.	Reclassification

Certain amounts in the 2008 financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not impact the Company's gross profit, net income or cash provided by operating activities.

I.	Basis of Presentation

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

In management’s opinion, the condensed consolidated balance sheet as of June 30, 2009 (unaudited) and December 31, 2008 (audited), the unaudited condensed consolidated income statements for the three and six months ended June 30, 2009 and 2008, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K, as amended, for the year ended December 31, 2008.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (Unaudited)

Note 2 - Significant Accounting Policies (Cont.)

J.	Income Taxes

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

K.	Derivative Instruments

Effective January 1, 2009, the Company adopted the disclosure requirements of SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, An Amendment of SFAS Statement No. 133” (“SFAS No. 161”). To protect against the increase in value of forecasted foreign currency cash flows resulting from interest payments on the Company's bonds stated in the Israeli currency, the NIS, during the year, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated interest payment denominated in NIS with hedging contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the hedging contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by gains in the fair value of the hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and are all effective hedges of these expenses. In accordance with SFAS No. 133, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of June 30, 2009, the Company does not have open positions.

The amount recorded in financing expenses in the Condensed Consolidated Income Statements for the six months ended June 30, 2009 that resulted from the above referenced hedging transactions was $5,374.

L.	Recent Accounting Pronouncements

1.
In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS 141(R)).  SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred.  Adoption of SFAS 141(R) is required for annual periods beginning after December 15, 2008.  Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted.  The Company’s adoption of FSP No. FAS 141(R) did not have a material impact on its financial statements.

2.
In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements"   (SFAS 160).  SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity.  Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings.  The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008.  Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted.  The adoption of SFAS 160 did not have a material impact on the Company's interim financial statements.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (Unaudited)

Note 2 - Significant Accounting Policies (Cont.)

L.	Recent Accounting Pronouncements (Cont.)

3.
In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities”, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company's Interim financial statements.

4.
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This FSP will require certain additional disclosures for the Company’s 2009 fiscal year and the application to useful life estimates prospectively for intangible assets acquired after December 15, 2008. The Company adopted FSP No. FAS 142-3 as of the beginning of fiscal year 2009. The Company’s adoption of FSP No. FAS 142-3 did not have a material impact on its financial statements.

5.
During May 2009, the FASB issued Statements of Financial Standards No. 165 (“SFAS No. 165”), “Subsequent Events”.  SFAS No. 165 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date.  SFAS No. 165 or FASB ASC 855-10 defines two types of subsequent events, as follows:  the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  SFAS No. 165 or FASB ASC 855-10 is effective for interim and annual periods ending after June 15, 2009.  The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on August 13, 2009.  The adoption did not have a material impact on the Company’s financial statements.

6.
In April 2009, the FASB issued FSP SFAS 157-4 which provides additional guidance for estimating fair value in accordance with SFAS No. 157, "Fair Value Measurements" (“SFAS 157”), when the volume and level of market activity for the asset or liability have significantly decreased.  FSP SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same.  In addition, the statement provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The adoption did not have a material impact on the Company’s financial statements.

7.
 In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets.”  SFAS No. 166 is revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and amends the guidance on transfers of financial assets, including securitization transactions where entities have continued exposure to risks related to transfer financial assets.  SFS No. 155 also expands the disclosure requirements for such transactions.  This statement will become effective for the Company in fiscal year 2010.  The Company is currently evaluating the impact that the adoption of this standard will have on the Company's financial statements.

8.
In June 2009, the FASB issued SFAS No. 167, “ Amendments to FASB Interpretation No. 46(R),” SFAS No. 167 is a revision to FIN No. 46(R), “Consolidation of Variable Interest Entities,” and amends the consolidation guidance for Variable Interest Entities under RIN No. 46(R).  This statement will become effective for the Company in fiscal year 2010.  The Company is currently evaluating the impact that the adoption of this standard will have on the Company's financial statements.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (Unaudited)

Note 3 – Notes payable

1.
NTS has a $4,000,000 revolving line of credit and loan with a commercial bank.  The facility is secured by an assignment of all NTS' trade accounts receivable.  The facility bears interest at a rate equivalent to Wall Street Journal Prime, but not less than 6% per annum. The Wall Street Journal Prime rate was 9.5% at June 30, 2009. At June 30, 2009, the total amount advanced was $3,808,455. The amounts and terms of the facility are

a.	Revolving credit line of $2,000,000 matures on April 27, 2010.
b.	Loan of $2,000,000 repayable in equal monthly installments of $61,212 each. The first installment commenced on June 25, 2009 and the final principal payment is due on May 2010.

2.
NTS Telephone Company, LLC, a wholly owned subsidiary of NTS has received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million, 17-year debt facility to complete a telecommunications overbuild project in Levelland, Texas. The RUS loan is non-recourse to NTS and all other NTS subsidiaries and is a cost-of-money loan, bearing interest at the average rate for 10-year U.S. Treasury obligations. Advances are requested as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The current average rate is approximately 3.63%.

The total aggregate amount of these loans as of June 30, 2009 and December 31, 2008 are $4,067,556 and $1,404,971, respectively. The loans are repaid in monthly installments until 2024.

Note 4 - Capital Structure, stock options, warrants

The Company’s aggregate equity-based compensation expense for the six months ended June 30, 2009 and 2008 totaled $304,034 and $265,544, respectively.

On April 30, 2009, the Company issued an aggregate of 321,452 warrants to purchase shares of the Company’s common stock to Wade Spooner, former President and Chief Executive Officer of Xfone USA, Inc., pursuant to the terms of a certain Separation Agreement and Release dated August 15, 2008 between Mr. Spooner, Xfone USA, Inc. and the Company. The issuance was approved by the Company's shareholders on December 16, 2008.
The warrants terms are as follows:
a.
300,000 non- tradable warrants to purchase shares of the Company's restricted Common Stock for a term of five (5) years from the date of issuance, convertible on a one- to- one basis at a strike price of $3.63 per share; and

b.
21,452 non- tradable warrants convertible on a one- to- one basis into the Company's restricted Common Stock, of which 2,483 warrants will expire on December 30, 2010 and have a strike price of $3.04 per share, and the remaining 18,969 of the warrants will expire on March 31, 2011 and have a strike price of $3.26 per share, issuable in full settlement and satisfaction of any Acquisition Bonus Warrants due to Mr. Spooner under section 3.4 of his Employment Agreement.  The total value of the warrants, based on Black-Scholes option-pricing-model, is $11,627. The value of the warrants is being amortized over the two year non-compete that was entered into by the former employee.

On April 30, 2009, the Company issued an aggregate of 160,727 warrants to purchase shares of the Company’s common stock to Ted Parsons, former Executive Vice President and Chief Marketing Officer of Xfone USA, Inc., pursuant to the terms of a certain Separation Agreement and Release dated August 15, 2008 between Mr. Parsons, Xfone USA, Inc. and the Company. The issuance was approved by the Company's shareholders on December 16, 2008. The warrants terms are as follows:
a.
150,000 non- tradable warrants to purchase shares of the Company's restricted Common Stock for a term of five (5) years from the date of issuance, convertible on a one- to- one basis at a strike price of $3.63 per share; and

b.
10,727 non- tradable warrants convertible on a one- to- one basis into the Company's restricted Common Stock, of which 1,242 warrants will expire on December 30, 2010 and have a strike price of $3.04 per share, and the remaining 9,485 of the warrants will expire on March 31, 2011 and have a strike price of $3.26 per share, issuable in full settlement and satisfaction of any Acquisition Bonus Warrants due to Mr. Spooner under section 3.4 of his Employment Agreement.  The total value of the warrants, based on Black-Scholes option-pricing-model, is $5,813. The value of the warrants is being amortized over the two year non- compete that was entered into by the former employee.

Note 5 – Non-recurring loss from distribution of pre-paid calling cards in Israel

During the period covered by this Quarterly Report, certain pre-paid calling cards were sold through distribution channels in Israel and resulted in a loss of $506,176. As a result, the Company discontinued the distribution of such pre-paid calling cards.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (Unaudited)

Note 6 - Segment Information

Geographical segments

	Six months ended			Three months ended
	June 30,			June 30,
	2009		2008	2009		2008
Revenues:
United States	$31,105,422		$27,470,618	$15,455,409		$18,763,114
United Kingdom	7,699,806		9,520,525	4,049,266		4,713,101
Israel	4,089,480		4,654,677	1,915,598		2,376,507

Total revenues	42,894,708		41,645,820	21,420,273		25,852,722

Cost of revenues:
United States	17,064,790		15,591,329	8,408,974		10,603,460
United Kingdom	3,652,462		3,525,538	1,786,164		1,826,414
Israel	2,853,022	*	1,900,394	1,596,679	*	931,114

Total cost of revenues	23,570,274		21,017,261	11,791,817		13,360,988

Gross profit:
United States	14,040,632		11,879,289	7,046,435		8,159,654
United Kingdom	4,047,344		5,994,987	2,263,102		2,886,687
Israel	1,236,458	*	2,754,283	318,919	*	1,445,393

	19,324,434		20,628,559	9,628,456		12,491,734

Operating expenses:
United States	11,669,856		10,159,870	5,600,759		6,704,701
United Kingdom	3,313,773		4,481,117	1,953,631		2,377,073
Israel	1,621,666		1,962,378	872,037		1,038,247

	16,605,295		16,603,365	8,426,427		10,120,021

Operating Profit
United States	2,370,776		1,719,419	1,445,676		1,454,953
United Kingdom	733,571		1,513,870	309,471		509,614
Israel	(385,208)	*	791,905	(553,118	)*	407,146

	2,719,139		4,025,194	1,202,029		2,371,713

Operating expenses related to the Headquarters in the US	1,141,680		983,407	590,943		474,392

Operating Profit	$1,577,459		$3,041,787	$611,086		$1,897,321

(*) Including a non-recurring loss of $506,176 related to the distribution of certain pre-paid calling cards in Israel.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (Unaudited)
Note 7 – Related Party Transactions

1.	Agreement with Minority interest partner in Xfone 018

According to an agreement between the Company, Xfone 018 Ltd. and the 26% minority interest partner in Xfone 018 (the “Minority Partner”), the Minority Partner provided in 2004 a bank guarantee of 10,000,000 NIS ($2,556,237) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by the company in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the agreement, The Company agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge. On March 26, 2009, a payment of NIS 380,162 ($89,958) was made to the Minority Partner as consideration for interest loss imposed on the Minority Partner in connection with providing the bank guarantee.

According to the above-mentioned agreement with the Minority Partner, the Minority Partner provided in the fourth quarter of 2004, a shareholder loan of approximately $400,000 to Xfone 018 (the “Minority Partner Loan”). The Minority Partner Loan was established for four years, unless otherwise agreed between the parties, with annual interest of 4% and linkage to the Israeli consumer price index. On March 26, 2009, a repayment, by way of off set, of NIS 995,433 ($235,550) was made to the Minority Partner in connection with the Minority Partner Loan. As of June 30, 2009, the balance of the Minority Partner Loan is 960,680 NIS ($229,389).

2.	Dionysos Investments (1999) Ltd. Financial Services and Business Development Consulting Agreement

A Financial Services and Business Development Consulting Agreement was entered into on November 18, 2004, between Dionysos Investments (1999) Ltd. (“Dionysos Investments”) and the Company (the “Consulting Agreement”).

Under the Consulting Agreement, Dionysos Investments assists the Company in connection with services related to financial activities, financial reports, mergers & acquisitions and other business development work (the “Services”).

On January 15, 2009, effective as of January 1, 2009, pursuant to the recommendation of the Audit Committee of the Company and the resolution of the Company's Board of Directors, the Company and Dionysos Investments entered into a Second Amendment to the Consulting Agreement (the “Second Amendment”).  The Second Amendment confirmed the automatic renewal of the Consulting Agreement for an additional two-year period and set the same compensation levels for fiscal years 2009 and 2010 that were established for fiscal years 2007 and 2008.  Accordingly, Dionysos Investments will continue to be paid £8,000 (approximately $13,400) per month, plus reimbursements for expenses, and will receive a success fee of 0.5% of the gross proceeds for any investments in the Company made by Israeli investors during fiscal 2009 and/or 2010 that result from the Services.

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

Note 8 – Legal proceedings

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

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (Unaudited)
Note 8 – Legal proceedings (Cont.)

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

IV. NTS Communications, Inc. vs. Global Crossing Telecommunications, Inc.

On March 27, 2009, NTS Communications, Inc. (“NTS”) filed suit against Global Crossing Telecommunications, Inc. (“Global Crossing”) in the 160th District Court of Dallas County, Texas seeking $441,148.51 for unpaid telecommunications services, which NTS had provided in November and December 2008. The suit stemmed from a certain Telecommunications Agreement entered into between NTS and Global Crossing, which had an effective date of November 2, 2006. On April 15, 2009, Global Crossing removed the case to Federal Court, and on April 17, 2009, Global Crossing filed an Original Answer denying NTS’ claim. Global Crossing also filed a Counterclaim alleging that NTS failed to perform its obligations under the Telecommunications Agreement and federal law between 2006 and 2008, and seeking damages in the amount of $8,000,000. On April 30, 2009, Xfone claimed indemnity from NTS’ former shareholders with respect to the damages sought by Global Crossing in the Counterclaim, pursuant to the protections available to Xfone for suffering adverse consequences under the terms of the Stock Purchase Agreement and Escrow Agreement entered into in connection with Xfone’s purchase of NTS. NTS filed its Original Answer to the Counterclaim on May 7, 2009.

On July 2, 2009, NTS received a filed copy of a joint stipulation of dismissal with prejudice, which had been filed with the Federal Court on June 30, 2009, pursuant to a Settlement Agreement and General Release entered into by and between NTS and Global Crossing dated June 30, 2009 (the “Agreement”).  Pursuant to the Agreement, NTS has agreed to issue a credit on its next invoice to Global Crossing in the amount of $431,549.68, and each party agreed to release the other from all claims and counterclaims.

V. GENERAL

We are also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company's consolidated financial position, liquidity or results of operations.

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

You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

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

The Company's principal executive offices are in Lubbock, Texas.

RESULTS OF OPERATIONS

Financial Information - Percentage of Revenues

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Revenues	100%	100%	100%	100%
Cost of Revenues	53.8%	50.5%	52.7%	51.7%
Non- recurring loss	1.2%	-%	2.4%	-%
Gross Profit	45.0%	49.5%	44.9%	48.3%
Operating Expenses:
Research and Development	0.1%	0.1%	0.1%	0.1%
Marketing and Selling	12.7%	14.7%	12.7%	13.4%
General and Administrative	28.6%	27.4%	29.3%	27.5%
Total Operating Expenses	41.4%	42.2%	42.1%	41.0%
Income (loss) before Taxes	0.9%	-2.3%	-9.6%	-4.6%
Net Income (loss)	1.1%	-2.1%	-8.7%	-3.7%

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2009 AND JUNE 30, 2008

Revenues.  Revenues for the six months ended June 30, 2009 increased 3% to $42,894,708 from $41,645,820 for the same period in 2008. The increase of $1,248,888 in the consolidated revenues is attributed to $3,634,804 increase in our revenues in the United States which is partially offset by $565,197 decrease in revenues in Israel and $1,820,719 decrease in revenues in the United Kingdom. In the first six months of 2009, revenues in the United States as a percentage of total revenues increased to 72.5% from 66.0% for the same period in 2008, whereas revenues in the United Kingdom and Israel as a percentage of total revenues decreased to 18.0% and 9.5% from 22.9% and 11.2%, respectively.

Revenues in the United States for the six months ended June 30, 2009 increased 13.2% to $31,105,422 from $27,470,618 for the same period in 2008. The increase in revenues is a result of the inclusion of the revenues of NTS Communications, Inc., our wholly owed U.S. subsidiary ("NTS"), in the amount of approximately $26.3 million for the six months ended June 30, 2009, in comparison to the inclusion of NTS' revenues in the amount of approximately $22.2 million only from its acquisition date, on February 26, 2008 for the six months ended June 30, 2008. The increase in revenues was offset by a decrease in revenues from other carriers and due to attrition of residential customers.

Revenues in the United Kingdom for the six months ended June 30, 2009 decreased 19.1% to $7,699,806 from $9,520,525 for the same period in 2008. While our earned revenues in the UK were at substantially the same level during the first half of 2009, we experienced such decrease in our revenues due to the devaluation of the GBP against the U.S. dollar in the first half of 2009 versus the value of the GBP against the U.S. dollar in the same period of last year.

Revenues in Israel for the six months ended June 30, 2009 decreased 12.1% to $4,089,480 from $4,654,677 for the same period in 2008. While our revenues in Israel, stated in its local currency, increased 11% as a result of entering into the Internet and Local Telephony markets in Israel, we experienced this decrease in reported revenues due to the revaluation of the U.S. dollar against the NIS during the first half of 2009.

Our primary geographic markets are the United States, the United Kingdom and Israel.  However, we serve customers worldwide.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues for the six months ended June 30, 2009, excluding reported non- recurring loss, increased 9.7% to $23,064,098 from $21,017,261 for the same period in 2008. Cost of revenues, excluding reported non- recurring loss, as a percentage of revenues in the six months ended June 30, 2009 increased to 53.8% from 50.5% in the same period in 2008.

Cost of revenues as a percentage of revenues in the United States in the six months ended June 30, 2009 decreased to 54.9% from 56.8% in the same period in 2008 as a result of a decrease in sales of low-margin products mainly to residential and to other carriers.

Cost of revenues as a percentage of revenues in the UK for the six months ended June 30, 2009 increased to 47.4% from 37.0% in the same period in 2008, as a result of an increase in the cost of traffic time and increase in sales of products with lower margin.

Cost of revenues, excluding reported non- recurring loss, as a percentage of revenues in Israel for the six months ended June 30, 2009 increased to 57.4% from 40.8% in the same period in 2008, as a result of an increase in the cost of traffic time and increase in sales of products with lower margin.

Non-recurring loss. During the period covered by this Quarterly Report, certain pre-paid calling cards were sold through distribution channels in Israel and resulted in a loss of $506,176. As a result, we discontinued the distribution of such pre-paid calling cards.

Research and Development. Research and development expenses for each of the six months ended June 30, 2009 and 2008 were 0.1% of total revenues. The research and development activities are located only in the U.K and represent the payroll of those who are engaged in development activities. We estimate that the research and development expenses will remain at or near the same level during the second half of 2009.

Marketing and Selling Expenses. Marketing and selling expenses consist primarily of commissions to agents and resellers. Other marketing and selling expenses are related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the six months ended June 30, 2009 decreased to $5,442,090 from $6,138,804 for the same period in 2008. Marketing and selling expenses as a percentage of revenues decreased to 12.7% for the six months ended June 30, 2009 from 14.7% for the same period in 2008. The decrease is mainly attributed to a decrease in commission-based revenues in the UK, certain reduction in personnel towards the end of 2008 and the revaluation of the U.S. dollar against the GBP and the NIS.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel and consulting fees. General and administrative expenses for the six months ended June 30, 2009 increased 7.6% (or $865,660) to $12,281,048 from $11,415,388 for the same period in 2008. The increase in general and administrative expenses is a result of the inclusion of the general and administrative expenses of NTS Communications, Inc. ("NTS"), our wholly owed U.S. subsidiary, in the amount of approximately $7.9 million for the six months ended June 30, 2009, in comparison to the inclusion of its general and administrative expenses in the amount of approximately $5.7 million only from its acquisition date, on February 26, 2008 for the six months ended June 30, 2008. The increase in general and administrative expenses was offset by certain reduction in personnel towards the end of 2008 and the revaluation of the U.S. dollar against the GBP and the NIS.

Financing Expenses, net. Financing expenses, net, for the six months ended June 30, 2009 decreased to $1,198,448 from $3,995,580 for the same period in 2008. Financing expenses consist of interest payable on our Bonds, the effect of fluctuation in the exchange rate of the NIS on our Bonds which are stated in NIS and linkage to the CPI expenses accumulated on the Bonds which are linked to the Israeli CPI. It also includes interest expenses on our interest bearing obligations and the effect of currency exchange rate on intercompany balances with our subsidiaries which report in NIS and GBP as their functional currencies, which is of a temporary nature under the determination of SFAS 52. The decrease in financing expenses is a result of a decrease in the Bonds’ interest rate from 9% to 8% and the revaluation of the U.S. dollar against the GBP and the NIS.

Net Income (Loss). Net income for the six months ended June 30, 2009 was $455,184 compared to net loss of $882,228 for the same period in 2008.

Earning Per Share. Basic and diluted net income per share of common stock for the six months ended June 30, 2009 was $0.025, compared to basic and diluted net loss per share of common stock of $0.052 for the same period in 2008.

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2009 AND JUNE 30, 2008

Revenues.  Revenues for the quarter ended June 30, 2009 decreased 17.1% to $21,420,273 from $25,852,722 for the same period in 2008. This decrease in the consolidated revenues is attributed to a decrease of $3,307,705 in the United States, and $663,835 and $460,909 in the UK and in Israel respectively. Revenues in the different segments as a percentage of total revenues remain consistent in relation to the same period in 2008 and are 72.0%, 19.0% and 9.0% in the United States, the UK and Israel, respectively.

Revenues in the United States for the three months ended June 30, 2009 decreased 17.6% to $15,455,409 from $18,763,114 for the same period in 2008. The decrease in revenues is a result of a decrease in revenues from other carriers and due to attrition of residential customers.

Revenues in the United Kingdom for the three months ended June 30, 2009 decreased 14.1% to $4,049,266 from $4,713,101 for the same period in 2008. When stated in its local currency, our revenues in the UK increased 10.4% during the three months ended June 30, 2009 compared to the same period of last year. However, we experienced such decrease in our revenues due to the devaluation of the GBP against the U.S. dollar in the second quarter of 2009 versus the value of the GBP against the US dollar in the same period of last year.

Revenues in Israel for the three months ended June 30, 2009 decreased 19.4% to $1,915,598 from $2,376,507 for the same period in 2008. While our revenues in Israel, when stated in its local currency, increased 7% as a result of entering into the Internet and Local Telephony markets in Israel, we experienced this decrease in reported revenues due to the revaluation of the U.S. dollar against the NIS during the second quarter of 2009.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues for the quarter ended June 30, 2009, excluding reported non- recurring loss, decreased 15.5% to $11,285,641 from $13,360,988 for the same period in 2008. The decrease in the cost of revenues is primarily attributed to the decrease in revenues. Cost of revenues, excluding reported non- recurring loss as a percentage of revenues in the quarter ended June 30, 2009, increased to 52.7% from 51.7% in the same period in 2008.

Cost of revenues as a percentage of revenues in the United States in the three months ended June 30, 2009 decreased to 54.4% from 56.5% in the same period in 2008 as a result of a decrease in sales of low-margin products mainly to residential and to other carriers.

Cost of revenues as a percentage of revenues in the UK in the three months ended June 30, 2009 increased to 44.1% from 38.8% in the same period in 2008 as a result of an increase in the cost of traffic time and increase in sales of products with lower margin.

Cost of revenues, excluding reported non- recurring loss, as a percentage of revenues in Israel in the three months ended June 30, 2009 increased to 56.9% from 39.3% in the same period in 2008 as a result of an increase in the cost of traffic time and increase in sales of products with lower margin.

Non-recurring loss. During the three months ended June 30, 2009, certain pre-paid calling cards were sold through distribution channels in Israel and resulted in a loss of $506,176. As a result, we discontinued the distribution of such pre-paid calling cards.

Research and Development. Research and development expenses for each of the quarters ended June 30, 2009 and 2008 were 0.1% of total revenues. We estimate that the research and development expenses will remain at or near the same level during the second half of 2009.

Marketing and Selling Expenses. Marketing and selling expenses consist primarily of commissions to agents and resellers. Other marketing and selling expenses are related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the quarter ended June 30, 2009 decreased 21.5% (or $745,695) to $2,727,480 from $3,473,175 for the same period in 2008. Marketing and selling expenses as a percentage of revenues decreased to 12.7% for the quarter ended June 30, 2009 from 13.4% for the same period in 2008. The decrease is mainly attributed to the decrease in commission-based revenues in the UK, certain reduction in personnel towards the end of 2008 and the revaluation of the U.S. dollar against the GBP and the NIS.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel and consulting fees. General and administrative expenses for the quarter ended June 30, 2009 decreased 11.6% to $6,277,511 from $7,103,668 for the same period in 2008. The decrease is a result of certain reduction in personnel towards the end of 2008 and the revaluation of the U.S. dollar against the GBP and the NIS.

Financing Expenses, net. Financing expenses, net, for the quarter ended June 30, 2009 decreased to $2,660,520 from $3,092,411 for the same period in 2008. Financing expenses consist of interest payable on our Bonds, the effect of fluctuation in the exchange rate of the NIS on our Bonds which are stated in NIS and linkage to the CPI expenses accumulated on the Bonds which are linked to the Israeli CPI. It also includes interest expenses on our interest bearing obligations and the effect of currency exchange rate on intercompany balances with our subsidiaries which report in NIS and GBP as their functional currencies, which is of a temporary nature under the determination of SFAS 52. The decrease in financing expenses is a result of a decrease in the Bonds’ interest rate from 9% to 8% and the revaluation of the U.S. dollar against the GBP and the NIS.
Net Income (Loss). Net loss for the quarter ended June 30, 2009 was $1,863,177 compared to net loss of $963,358 for the same period in 2008.

Earning (Loss) Per Share. Diluted net loss per share of common stock for the quarter ended June 30, 2009 was $0.101, compared to diluted net loss of $0.052 for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of June 30, 2009, amounted to $3,495,526 compared to $3,078,474 as of December 31, 2008, an increase of $417,052. Net cash provided by operating activities in the six months ended June 30, 2009, was $3,111,793. Cash used for investing activities in the six months ended June 30, 2009 was $4,190,473, and is attributable to the purchase of equipment. Net cash provided in financing activities for the six months ended June 30, 2009 was $1,483,079, and is primarily attributable to proceeds from long-term bank loans in an aggregate amount of $4,059,283, $2,662,585 of which was received as a non- recourse loan from the United States Department of Agriculture, increase of short-term bank credit of $719,695, repayment of third installment of interest on Bonds of $957,879 and the repayment of financial obligations of $2,338,020.

Our capital investments are primarily for the build-out of our fiber network, the purchase of equipment and software for services that we provide or intend to provide.

Capital lease obligations: We are the lessee of switching and other telecom equipment and motor vehicles under capital leases expiring on various dates from 2009 through 2012.

As of June 30, 2009, the minimum future lease payments are:

2009	$112,788
2010	171,223
2011	135,308
2012	27,092

Total	$446,409

Total minimum lease payments	$413,257
Less: amount representing interest	33,152

Present value of net minimum lease payment	$446,409

We will continue to finance our operations and fund the current commitments for capital expenditures mainly from the cash provided from operating activities and the non- recourse debt facilities granted by the U.S. government, as expanded below. We believe that our current cash and cash equivalents, supported by our debt facilities, will be sufficient to meet our cash requirements for both the short and long term.  As we deem necessary, we will seek additional debt or equity financing.

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

On December 1, 2008, we borrowed 400,000 NIS (approximately $102,249) (the “Loan”) from an individual lender unrelated to us pursuant to a Loan Agreement entered into on the same date, for general working capital purposes and/or for our repurchase of the Bonds.  The Loan is to be repaid no later than 12 months from the date of the Loan. The Loan bears interest at an annual rate of 8% and is (including any interest accrued thereon) linked to the Israeli Consumer Price Index. The interest is payable quarterly, at the end of each three-month period, commencing from the Loan date and continuing until the Loan is fully repaid. Through June 20, 2009 , 16,147 NIS (approximately $4,128) was paid as interest on the Loan.

We have a credit facility from Bank Leumi (UK) plc (“Bank Leumi”), of up to £150,000 ($251,258), which we obtained on November 26, 2008 for general working capital purposes (the “Credit Facility”).  The Credit Facility initially had been available for six months, and was renewed for an additional six months on July 8, 2009.  The Credit Facility is secured by a bank guarantee given to Bank Leumi by FIBI London. The guarantee is based upon a £150,000 deposit by Iddo Keinan, son of Abraham Keinan, our Chairman of the Board, and employee of our wholly-owned UK based subsidiary, Swiftnet Limited, with FIBI London.  The Credit Facility bears interest at a rate based on the London Interbank Offered Rate (“LIBOR”), plus one percent per annum, payable at the end of each three-month interest period. If we were to draw funds in excess of the agreed £150,000 amount without prior consent of Bank Leumi, we will be charged interest at the Base Rate, which is currently 5.5% plus 5% per annum for Sterling balances.  As of June 30, 2009, we have drawn down the full £150,000 ($251,258) of this Credit Facility. Through June 30, 2009, 30,014 GBP (approximately $50,275) was paid as interest on the credit facility.

U.S. subsidiaries

Our U.S. subsidiary, NTS, has a $4,000,000 revolving line of credit and loan with a commercial bank.  The facility is secured by an assignment of all NTS' trade accounts receivable.  The line bears interest at a rate equivalent to Wall Street Journal Prime. At June 30, 2009, the total amount advanced was $3,808,455. The amounts and terms of the facility are:

NTS has a $4,000,000 revolving line of credit and loan with a commercial bank.  The facility is secured by an assignment of all NTS' trade accounts receivable.  The facility bears interest at a rate equivalent to Wall Street Journal Prime, but not less than 6% per annum. The Wall Street Journal Prime rate was 9.5% at June 30, 2009. At June 30, 2009, the total amount advanced was $3,808,455. The amounts and terms of the facility are:
1.	Revolving credit line of $2,000,000 matures on April 27, 2010.
2.
Loan of $2,000,000 repayable in equal monthly installments of $61,212 each. The first installment commenced on June 25, 2009 and the final principal payment is due on May 2010 and subject to renewal at the banks option.

In addition, NTS has $2,507,404 notes payable for the purchase of certain fixed assets. These notes payable are secured by fixed assets in the form of installment loan agreements.

Our U.S subsidiary, NTS Telephone Company, LLC, a wholly owned subsidiary of NTS has received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million, 17-year debt facility to complete a telecommunications overbuild project in Levelland, Texas. The RUS loan is non-recourse to NTS and all other NTS subsidiaries and is a cost-of-money loan, bearing interest at the average rate for 10-year U.S. Treasury obligations. Advances are requested as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The current average rate is approximately 3.63%.

The total aggregate amount of these loans as of June 30, 2009 and December 31, 2008 is $4,067,556 and $1,404,971, respectively. The loans are repaid in monthly installments until 2024.

On July 14, 2009, NTS and Onset Financial, Inc. (“OFI”) entered into a master lease agreement (the “Master Lease Agreement”) and intend to enter into certain schedules which will incorporate the terms and conditions of the Master Lease Agreement and identify the specifics of particular leases for IT hardware including routers, NIDS, set top boxes, and their associated enclosures and other related property (the “Leases”). NTS’ performance of payments under the Leases is secured with a payment guarantee issued by us, in favor of OFI, guaranteeing the full and punctual payment of any amount due to OFI pursuant to the Leases. As of August 12, 2009, the aggregate amount guaranteed by us pursuant to the Leases is $225,029.11.

Our U.S. subsidiary, Xfone USA, Inc., has certain loan facilities with certain liens on its fixed assets in the form of installment loan agreements. The total aggregate amount of these loans as of June 30, 2009 is $114,336.

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

UK subsidiaries

On April 18, 2002 Bank Leumi (UK) plc issued company credit cards to two directors of Swiftnet Limited, and by way of securing the balances on these cards, took a First Party Charge over Swiftnet to the sum of £50,000 ($83,753).

As of April 10, 2003, Equitalk.co.uk Limited, our U.K. based subsidiary since July 2006, has received loan facilities from Barclays Bank plc in the form of a Government Small Firms Loan Guarantee Scheme Loan Agreement whereby Barclays would lend Equitalk £150,000 ($251,258). As part of the agreement a Debenture charge was raised on all the assets of Equitalk.   As of December 31, 2008 the loan was fully repaid.

Israeli subsidiary

Our Israel based subsidiary, Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel in order to finance its activities. As of June 30, 2009, the credit facilities include a revolving credit line of 500,000 NIS ($127,812), a short-term credit line of 5,250,000 NIS ($1,342,025), and long-term credit line of 1,290,000 NIS ($329,755). In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS ($805,215) to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; securities, banknotes, unissued capital stock, reputation, and any property and right including profits thereof Xfone 018 has or may have at any time and in any manner; (b) a fixed charge on its telecommunication equipment (including switches) and insurance rights thereof; (c) assignment of rights by way of pledge on the Partner Communications Company Ltd. contract, the Cellcom Israel Ltd. contract, the Pelephone Communications Ltd. contract, and the credit companies contracts with Xfone 018; (d) We and Swiftnet Limited issued separate guarantees, each unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank; (e) Xfone 018 undertook to comply, as of March 31, 2009, with certain covenants concerning its capital and the annual ratio between its total liabilities and EBITDA.

As of June 30, 2009, Xfone 018 has a balance due of 3,965,780 NIS ($1,011,937) under the credit facilities.

According to an agreement between us, Xfone 018 Ltd. and the 26% minority interest partner in Xfone 018 (the “Minority Partner”), in 2004 the Minority Partner provided in 2004 a bank guarantee of 10,000,000 NIS ($2,556,237) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by us in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the agreement, we agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge. On March 26, 2009, a payment of NIS 380,162 ($89,958) was made to the Minority Partner as consideration for interest loss imposed on the Minority Partner in connection with providing the bank guarantee.

According to the above-mentioned agreement with the Minority Partner, during the fourth quarter of 2004, the Minority Partner provided a shareholder loan of approximately $400,000 to Xfone 018 (the “Minority Partner Loan”). The Minority Partner Loan was established for four years, unless otherwise agreed between the parties, with annual interest of 4% and linkage to the Israeli consumer price index. On March 26, 2009, a repayment, by way of off set, of NIS 995,433 ($235,550) was made to the Minority Partner in connection with the Minority Partner Loan. As of June 30, 2009, the balance of the Minority Partner Loan is 992,265 NIS ($253,193).

According to the agreement with the Minority Partner and a Term Note of $800,000 which was executed in July 2004 by Xfone 018 in favor of the Company, as of June 30, 2009, we provided to Xfone 018 a shareholder loan in an aggregate amount of 2,299,585 NIS ($586,799).

As of June 30, 2009, our Israeli subsidiary activities were financed by the shareholders loans and by using 3,965,780 NIS ($1,011,937) of the credit facilities from Bank Hapoalim.

On November 5, 2007, Bank Hapoalim provided a bank guarantee of 322,500 NIS ($82,439) to the Ministry of Communications of the State of Israel in connection with a November 7, 2007 license to commence an experimental deployment of Local Telephone Services utilizing Voice over Broadband (VoB) technology, which was granted to Xfone 018. In connection with the bank guarantee, Xfone 018 executed an indemnification agreement in favor of Bank Hapoalim. The bank guarantee will expire on February 28, 2010.

During February 2008, Xfone 018 Ltd. received a capital lease facility to purchase certain communication equipment amounting to $75,095 to be paid in 23 equal installments. The balance of the facility as of June 30, 2009 is $30,481.

On December 11, 2008, we had signed a Letter of Guarantee (the “Guarantee”), pursuant to which we agreed to guarantee the obligations of Xfone 018 under a certain contract dated March 13, 2008 (the “Contract”), entered into by and between Xfone 018 and Tikshoov Digital Ltd. (“Tikshoov”) and a certain Agreement dated December 11 2008, entered into by and between Xfone 018 and Tikshoov (the “Agreement”).  Pursuant to the Contract, Xfone 018 provided telephone services to Tikshoov for participants in a television call-in game show. Xfone 018 collected the telephone service fees from the participants and delivers the fees to Tikshoov, after deducting applicable monthly fees and costs.  Pursuant to the Guarantee, if for any reason Xfone 018 failed to comply with its obligations under the Contract and pursuant to the Agreement in whole or in part, we agreed to pay to Tikshoov directly any amounts due and outstanding.  We agreed to make any payments pursuant to the Guarantee within three (3) business days upon Tikshoov's first demand, without deducting any amounts that we may claim from Tikshoov and free of any taxes or withholdings.   On March 15, 2009, Xfone 018’s obligations were fully satisfied and subsequently the Guarantee terminated and became null and void.

On May 10, 2009, Bank Hapoalim had provided a bank guarantee of 100,000 NIS ($24,337) to the Ministry of Treasury of the State of Israel in connection with Xfone 018’s participation in a public tender to provide international telecom services to government offices. The bank guarantee had an expiration date of February 15, 2010. In June 2009, upon the close of the tender which was won by another participant, the bank guarantee was terminated.

On May 12, 2009, Bank Hapoalim provided a bank guarantee of 202,000 NIS ($51,636) to the Ministry of Communications of the State of Israel in connection with Xfone 018’s application for a license to commence an experimental deployment of Local Telephone Services utilizing Voice over Cellular (VoC) technology. The bank guarantee will expire on November 14, 2010.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

18% and 9.5% of our revenues in the first two quarters of 2009 were derived from our U.K. and Israeli operations, respectively, compared to 22.9% and 11.2% in the same periods, in 2008. In the first six months of 2009, approximately 35% of the direct traffic costs in Israel were in GBP and the rest were in NIS compared to approximately 30% in the same period in 2008. We believe that the U.S. and Israeli portions of our revenues will increase in the remaining two quarters of 2009.

For continuing transactions made in currencies other then U.S. dollar, we use a current conversion rate. For non-contingent past transactions made in currencies other then U.S. dollar, we use the conversion rate of the time of transaction.

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

I. Teresa Leffler vs. Xfone USA

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

II. NTS Communications, Inc. vs. Global Crossing Telecommunications, Inc.

On March 27, 2009, NTS Communications, Inc. (“NTS”) filed suit against Global Crossing Telecommunications, Inc. (“Global Crossing”) in the 160th District Court of Dallas County, Texas seeking $441,148.51 for unpaid telecommunications services, which NTS had provided in November and December 2008. The suit stemmed from a certain Telecommunications Agreement entered into between NTS and Global Crossing, which had an effective date of November 2, 2006. On April 15, 2009, Global Crossing removed the case to Federal Court, and on April 17, 2009, Global Crossing filed an Original Answer denying NTS’ claim. Global Crossing also filed a Counterclaim alleging that NTS failed to perform its obligations under the Telecommunications Agreement and federal law between 2006 and 2008, and seeking damages in the amount of $8,000,000. On April 30, 2009, Xfone claimed indemnity from NTS’ former shareholders with respect to the damages sought by Global Crossing in the Counterclaim, pursuant to the protections available to Xfone for suffering adverse consequences under the terms of the Stock Purchase Agreement and Escrow Agreement entered into in connection with Xfone’s purchase of NTS. NTS filed its Original Answer to the Counterclaim on May 7, 2009.

On July 2, 2009, NTS received a filed copy of a joint stipulation of dismissal with prejudice, which had been filed with the Federal Court on June 30, 2009, pursuant to a Settlement Agreement and General Release entered into by and between NTS and Global Crossing dated June 30, 2009 (the “Agreement”).  Pursuant to the Agreement, NTS has agreed to issue a credit on its next invoice to Global Crossing in the amount of $431,549.68, and each party agreed to release the other from all claims and counterclaims.

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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. [Free translation from Hebrew] (54)

10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
10.132	Employment Agreement between NTS Communications, Inc. and Niv Krikov dated July 1, 2009. (59)
16.2	Letter dated June 1, 2009 from Stark Winter Schenkein & Co., LLP to the Securities and Exchange Commission. (58)
21.1	List of Subsidiaries (Amended as of April 2009) (57)
23	Consent of Stark Winter Schenkein & Co., LLP dated April 29, 2009 (57)
23.6	Consent of Yarel & Partners C.P.A. (Isr.) dated April 27, 2009. (57)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.

(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2009 with Xfone, Inc.‘s Form 10-K.
(57)	Denotes previously filed exhibit: filed on April 30, 2009 with Xfone, Inc.‘s Form 10-K/A.
(58)	Denotes previously filed exhibit: filed on June 3, 2009 with Xfone, Inc.‘s Form 8-K/A.
(59)	Denotes previously filed exhibit: filed on July 1, 2009 with Xfone, Inc.‘s Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XFONE, INC.

Date: August 13, 2009	By:	/s/ Guy Nissenson
Guy Nissenson
President, Chief Executive Officer and Director (principal executive officer)

Date: August 13, 2009	By:	/s/ Niv Krikov
Niv Krikov
Principal Accounting Officer, Treasurer and Chief Financial Officer (principal accounting and financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.11	Reamended and Restated Bylaws of the Company dated January 15, 2009.(55)
4.	Specimen Stock Certificate.(1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. [Free translation from Hebrew] (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
10.132	Employment Agreement between NTS Communications, Inc. and Niv Krikov dated July 1, 2009. (59)
16.2	Letter dated June 1, 2009 from Stark Winter Schenkein & Co., LLP to the Securities and Exchange Commission. (58)
21.1	List of Subsidiaries (Amended as of April 2009) (57)
23	Consent of Stark Winter Schenkein & Co., LLP dated April 29, 2009 (57)
23.6	Consent of Yarel & Partners C.P.A. (Isr.) dated April 27, 2009. (57)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.

(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.

(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2009 with Xfone, Inc.‘s Form 10-K.
(57)	Denotes previously filed exhibit: filed on April 30, 2009 with Xfone, Inc.‘s Form 10-K/A.
(58)	Denotes previously filed exhibit: filed on June 3, 2009 with Xfone, Inc.‘s Form 8-K/A.
(59)	Denotes previously filed exhibit: filed on July 1, 2009 with Xfone, Inc.‘s Form 8-K.