Form 10-Q
period 2009-09-30
XFONE INC.
filed 2009-11-16
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

As of November 13, 2009, 18,376,075 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

XFONE, INC. AND SUBSIDIARIES

PART I:

FINANCIAL INFORMATION

Item 1:	Financial Statements and Condensed Notes (Unaudited) - Period Ended September 30, 2009

Xfone, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2009

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	Unaudited
CURRENT ASSETS:

Cash	$4,653,271	$3,078,474
Accounts receivable, net	5,170,063	7,834,003
Prepaid expenses and other receivables	3,961,402	4,291,637
Deferred taxes, net	2,694,721	2,795,473
Inventory	272,972	302,547
Total current assets	16,752,429	18,302,134

BONDS ISSUANCE COSTS, NET	1,614,685	1,696,278

OTHER LONG TERM ASSETS	553,778	474,408

FIXED ASSETS, NET	53,318,964	50,020,597

OTHER ASSETS, NET	2,556,293	3,051,839

GOODWILL	27,413,481	27,413,481

Total assets	$102,209,630	$100,958,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	Unaudited

CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$6,308,504	$5,295,014
Trade payables	9,002,282	9,689,330
Other liabilities and accrued expenses	5,730,492	7,674,870
Current maturities of obligations under capital leases	224,233	288,688
Current maturities of bonds	4,144,891	3,492,127

Total current liabilities	25,410,402	26,440,029

DEFERRED TAXES, NET	6,158,903	6,216,910

NOTES PAYABLE FROM THE UNITED STATES DEPARTMENT OF AGRICULTURE	4,264,464	1,404,971

NOTES PAYABLE, NET OF CURRENT MATURITIES	2,008,402	2,708,122

BONDS PAYABLES, NET OF CURRENT MATURITIES	21,191,988	20,062,127

OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT MATURITIES	310,163	307,596

OTHER LONG TERM LIABILITIES	338,909	537,252

SEVERANCE PAY	161,885	122,362

Total liabilities	59,845,116	57,799,369

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value: 75,000,000 shares authorized; 18,376,075 issued and outstanding at December 31, 2008 and September 30, 2009	18,376	18,376
Additional paid-in capital	43,225,173	42,772,998
Foreign currency translation adjustment	(2,886,963)	(2,953,651)
Retained earnings	1,874,451	3,106,850

Total shareholders' equity	42,231,037	42,944,573

Non- Controlling interest	133,477	214,795

Total Equity	42,364,514	43,159,368

Total liabilities and shareholders' equity	$102,209,630	$100,958,737

The accompanying notes are an integral part of these condensed consolidated financial statements

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$64,228,176	$67,608,521	$21,333,468	$25,962,701
Cost of revenues	34,189,233	34,536,276	11,125,135	13,519,015
Non-recurring loss from distribution of calling cards in Israel	506,176	-	-	-
Gross profit	29,532,767	33,072,245	10,208,333	12,443,686

Operating expenses:
Research and development	36,995	47,519	13,158	14,939
Marketing and selling	8,004,161	9,517,132	2,562,071	3,378,328
General and administrative	18,783,993	18,506,824	6,502,945	7,091,436
Non- recurring loss	-	189,610	-	189,610
Total operating expenses	26,825,149	28,261,085	9,078,174	10,674,313

Operating profit	2,707,618	4,811,160	1,130,159	1,769,373

Financing expenses, net	(3,676,813)	(5,031,403)	(2,478,365)	(1,035,823)
Other Expenses	(330,488)	(279,499)	(133,862)	(123,694)

Income (loss) before taxes	(1,299,683)	(499,742)	(1,482,068)	609,856

Tax (expense) benefit	(14,042)	450,113	(167,679)	43,684

Net income (loss)	(1,313,725)	(49,629)	(1,649,747)	653,540

Less: Net income (loss) attributable to non-controlling interest	(81,318)	194,960	37,844	15,901

Net income (loss) attributed to shareholders	$(1,232,407)	$(244,589)	$(1,687,591)	$637,639

Earnings (loss) per share:
Basic	$(0.067)	$(0.014)	$(0.092)	$0.035

Diluted	$(0.067)	$(0.014)	$(0.092)	$0.035

Weighted average shares outstanding:
Basic	18,376,075	17,371,811	18,376,075	18,376,075

Diluted	18,376,075	17,371,811	18,376,075	18,390,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flow from operating activities:
Net income (loss)	$(1,313,725)	$(244,589)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,085,605	3,004,635
Compensation in connection with the issuance of warrants and options issued for professional services	452,175	495,693
Accrued interest and exchange rate on bonds	2,740,504	3,446,803
Decrease (increase) in account receivables	3,272,472	(967,845)
Bad debt provision	(507,070)	892,515
Decrease (increase) in inventories	29,575	(23,889)
Decrease (increase) in long term receivables	(77,050)	209,669
Decrease (increase) in bonds issuance costs, net	81,593	(98,353)
Decrease (increase) in prepaid expenses and other receivables	390,050	(3,259,426)
Increase (decrease) in trade payables	(810,866)	1,164,560
Decrease in accrual for non- recurring loss	-	(3,832,228)
Increase (decrease) in other liabilities and accrued expenses	(2,068,682)	326,826
Increase (decrease) in severance pay	36,544	(57,139)
Increase (decrease) in other long term liabilities	(189,644)	-
Increase (decrease) in deferred tax liabilities	33,353	(900,556)

Net cash provided by operating activities	5,154,834	351,635

Cash flow from investing activities:
Proceeds from short term deposit	-	27,467,049
Purchase of equipment	(3,651,283)	(5,373,268)
Purchase of equipment for the project under the United States Department of Agriculture	(1,855,301)	(1,147,777)
Non recurring acquisition expenses	-	(189,610)
Acquisition of minority interest in Story Telecom, Inc.	-	(690,207)
Acquisition of NTS Communications, Inc. including acquisition costs	-	(39,180,509)

Net cash (used in) investing activities	(5,506,584)	(19,114,322)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
	Nine Months Ended
	September 30,
	2009	2008

Cash flow from financing activities:
Repayment of long term loans from banks and others	(974,943)	(827,709)
Decrease in capital lease obligation	(443,785)	(72,203)
Proceeds from exercise of options	-	14,368
Payment of interest on bonds	(957,879)	-
Repayment of convertible notes	-	(914,942)
Increase (decrease) in short-term bank credit, net	921,378	335
Proceeds from long term loans from banks	528,306	5,807,828
Proceeds from long term loans from the United States Department of Agriculture	2,859,493	-
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	-	14,496,037
Net cash provided by financing activities	1,932,570	18,503,714

Effect of exchange rate changes on cash and cash equivalents	(6,023)	(704,129)

Net increase (decrease) in cash and cash equivalents	1,574,797	(963,101)

Cash and cash equivalents at the beginning of the period	3,078,474	5,835,608

Cash and cash equivalents at the end of the period	$4,653,271	$4,872,507

The accompanying notes are an integral part of these condensed consolidated financial statements

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (Unaudited)

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

Xfone's holdings in subsidiaries as of September 30, 2009 were as follows:

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

For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of shareholders’ equity and income and expense items are translated at average foreign exchange rates prevailing during the year.  Foreign currency transactions gains and losses are included in the results of operations.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (Unaudited)

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

Accounts receivable are presented net of an allowance for doubtful accounts of $744,876 and $1,983,087 at September 30, 2009 and 2008, respectively.

D.	Other Intangible Assets

Other intangible assets with determinable lives consist of a license to provide communication services in Israel and are amortized over the 20 year term of the license.

Customer relations and trade name related to mergers and acquisitions are amortized over a period between 2-13 years from the date of the purchase.

E.	Earnings Per Share

Basic earning per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three and nine months ended September 30, 2009, there were no dilutive shares as all options and warrants were out-of-the-money.  For the three and nine months ended September 30, 2008, there were no dilutive shares as  the inclusion of in-the-money option and warrants would have been anti-dilutive.

F.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with “FASB ASC 718-10.”  Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (Unaudited)
Note 2 - Significant Accounting Policies (Cont.)

G.	Goodwill and Indefinite- Lived Purchased Intangible Assets

We determine the fair value of each of our reporting units and the fair value of each reporting unit's goodwill under the provisions of SFAS No. 142 (ASC 350) , "Goodwill and Other Intangible Assets." In determining fair value, we use standard analytical approaches to business enterprise valuation ("BEV"), such as the market comparable approach and the income approach. The market comparable approach is based on comparisons of the subject company to similar companies engaged in an actual merger or acquisition or to public companies whose stocks are actively traded. As part of this process, multiples of value relative to financial variables, such as earnings or stockholders' equity, are developed and applied to the appropriate financial variables of the subject company to indicate its value. The income approach involves estimating the present value of the subject company's future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. Each of these BEV methodologies requires the use of management estimates and assumptions. For example, under the market comparable approach, we assigned a certain control premium to the public market price of our common stock as of the valuation date in estimating the fair value of our specialist reporting unit. Similarly, under the income approach, we assumed certain growth rates for our revenues, expenses, earnings before interest, income taxes, depreciation and amortization, returns on working capital, returns on other assets and capital expenditures, among others. We also assumed certain discount rates and certain terminal growth rates in our calculations. Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of our goodwill.

We review the reasonableness of the carrying value of our goodwill annually as of December 31, unless an event or change in circumstances requires an interim reassessment of impairment. During the three months ended September 30, 2009, there were no changes in circumstances that necessitated goodwill impairment testing prior to our required year-end test date. We cannot provide assurance that a change in circumstances requiring an interim assessment or future goodwill impairment testing will not result in impairment charges in subsequent periods.

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

In management’s opinion, the condensed consolidated balance sheet as of September 30, 2009 (unaudited) and December 31, 2008 (audited), the unaudited condensed consolidated income statements for the three and nine months ended September 30, 2009 and 2008, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K, as amended, for the year ended December 31, 2008.

The Company has evaluated subsequent events occurring through November 16, 2009, the date on which this Quarterly Report on Form 10-Q was issued.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (Unaudited)

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

Effective January 1, 2009, the Company adopted the disclosure requirements of SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, An Amendment of SFAS Statement No. 133” (“SFAS No. 161”). To protect against the increase in value of forecasted foreign currency cash flows resulting from interest payments on the Company's bonds stated in the Israeli currency, the NIS, during the year, the Company instituted a foreign currency cash flow hedging program. The Company hedges portions of the anticipated interest payment denominated in NIS with hedging contracts. Accordingly, when the dollar strengthens against the foreign currencies, the decline in present value of future foreign currency expenses is offset by losses in the fair value of the hedging contracts. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by gains in the fair value of the hedging contracts. These hedging contracts are designated as cash flow hedges, as defined by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and are all effective hedges of these expenses. In accordance with SFAS No. 133, for derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. As of September 30, 2009, the Company does not have open positions.

The amount recorded in financing expenses in the Condensed Consolidated Income Statements for the nine months ended September 30, 2009 that resulted from the above referenced hedging transactions was $5,374.

L.	Recent Accounting Pronouncements

1.
On January 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board Accounting Standards ("FASB") on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. The Company has not completed any business combinations since January 1, 2009.  Accordingly, adoption of the new guidance has not impacted the Company’s financial statements.

2.
In March 2008, the FASB issued new accounting guidance which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; earlier adoption is encouraged. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (Unaudited)

Note 2 - Significant Accounting Policies (Cont.)

L.	Recent Accounting Pronouncements (Cont.)

3.
In December 2007 the FASB issued new accounting guidance which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This guidance establishes disclosure requirements in the consolidated financial statements, which will enable users to clearly distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

4.
On July 1, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have an impact on our financial statements.

5.
In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The guidance also includes identifying circumstances that indicate a transaction is not orderly for fair value measurements. The Company adopted the new guidance as of the period ending June 30, 2009. The adoption of the newly issued guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

6.
On July 1, 2009, the Financial Accounting Standards Board Accounting Standards Codification™ (“Codification” or “ASC”) became the single source of authoritative GAAP (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates (“ASUs”). ASUs will replace accounting guidance that historically was issued as FASB Statements (“SFAS”), FASB Interpretations (“FIN”), FASB Staff Positions (“FSP”), Emerging Issue Task Force (“EITF”) Issues or other types of accounting standards. The Codification became the single authoritative source for U.S. GAAP, replacing the mix of accounting standards that have evolved over the last fifty plus years. While not intended to change U.S. GAAP, the Codification significantly changes the way in which accounting literature is organized. The Codification became effective September 30, 2009 for the Company and disclosures within this Quarterly Report on Form 10-Q have been updated to reflect the change.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (Unaudited)

Note 3 – Notes payable

A.
NTS has a $4,000,000 revolving line of credit and loan with a commercial bank.  The facility is secured by an assignment of all NTS' trade accounts receivable.  The facility bears interest at a rate equivalent to Wall Street Journal Prime, but not less than 6% per annum. The Wall Street Journal Prime rate was 3.25% at September 30, 2009. At September 30, 2009, the total amount advanced was $3,653,396. The amounts and terms of the facility are:

a.	Revolving credit line of $2,000,000 matures on April 27, 2010.

b.
Loan of $2,000,000 repayable in 36 monthly installments. Each repayment includes principle and interest totaling $61,212. The first installment commenced on June 25, 2009 and the final principal payment is due on May 2012 and subject to renewal at the banks option.

B.
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

The total aggregate amount of these loans as of September 30, 2009 and December 31, 2008 are $4,264,464 and $1,404,971, respectively. The loans are repaid in monthly installments until 2024.

Note 4 - Capital Structure, stock options, warrants

The Company’s aggregate equity-based compensation expense for the nine months ended September 30, 2009 and 2008 totaled $452,175 and $419,032, respectively.

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

a.
300,000 non-tradable warrants to purchase shares of the Company's restricted Common Stock for a term of five (5) years from the date of issuance, convertible on a one-to-one basis at a strike price of $3.63 per share; and

b.
21,452 non-tradable warrants convertible on a one-to-one basis into the Company's restricted Common Stock, of which 2,483 warrants will expire on December 30, 2010 and have a strike price of $3.04 per share, and the remaining 18,969 of the warrants will expire on March 31, 2011 and have a strike price of $3.26 per share, issuable in full settlement and satisfaction of any Acquisition Bonus Warrants due to Mr. Spooner under section 3.4 of his Employment Agreement.  The total value of the warrants, based on Black-Scholes option-pricing-model, is $11,627. The value of the warrants is being amortized over the two year non-compete that was entered into by the former employee.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (Unaudited)

Note 4 - Capital Structure, stock options, warrants (Cont.)

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

a.
150,000 non-tradable warrants to purchase shares of the Company's restricted Common Stock for a term of five (5) years from the date of issuance, convertible on a one-to-one basis at a strike price of $3.63 per share; and

b.
10,727 non-tradable warrants convertible on a one-to-one basis into the Company's restricted Common Stock, of which 1,242 warrants will expire on December 30, 2010 and have a strike price of $3.04 per share, and the remaining 9,485 of the warrants will expire on March 31, 2011 and have a strike price of $3.26 per share, issuable in full settlement and satisfaction of any Acquisition Bonus Warrants due to Mr. Spooner under section 3.4 of his Employment Agreement.  The total value of the warrants, based on Black-Scholes option-pricing-model, is $5,813. The value of the warrants is being amortized over the two year non- compete that was entered into by the former employee.

Note 5 – Non-recurring loss from distribution of pre-paid calling cards in Israel

During the nine months ended September 30, 2009, certain pre-paid calling cards were sold through distribution channels in Israel and resulted in a loss of $506,176. As a result, the Company discontinued the distribution of such pre-paid calling cards.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (Unaudited)

Note 6 - Segment Information

Geographical segments

	Nine months ended			Three months ended
	September 30,			September 30,
	2009		2008	2009	2008
Revenues:
United States	$46,548,959		$45,636,605	$15,443,537	$18,165,987
United Kingdom	11,508,526		14,747,449	3,808,720	5,226,924
Israel	6,170,691		7,224,467	2,081,211	2,569,790

Total revenues	64,228,176		67,608,521	21,333,468	25,962,701

Cost of revenues:
United States	25,441,450		25,661,123	8,376,660	10,069,794
United Kingdom	5,320,582		5,947,831	1,668,120	2,422,293
Israel	3,933,377	*	2,927,322	1,080,355	1,026,928

Total cost of revenues	34,695,409		34,536,276	11,125,135	13,519,015

Gross profit:
United States	21,107,509		19,975,482	7,066,877	8,096,193
United Kingdom	6,187,944		8,799,618	2,140,600	2,804,631
Israel	2,237,314	*	4,297,145	1,000,856	1,542,862

	29,532,767		33,072,245	10,208,333	12,443,686

Operating expenses:
United States	17,659,127		16,677,009	5,989,271	6,517,139
United Kingdom	5,131,746		6,636,852	1,817,973	2,155,735
Israel	2,355,192		3,332,649	733,526	1,370,271

	25,146,065		26,646,510	8,540,770	10,043,145

Operating Profit
United States	3,448,382		3,298,473	1,077,606	1,579,054
United Kingdom	1,056,198		2,162,766	322,627	648,896
Israel	(117,878	)*	964,496	267,330	172,591

	4,386,702		6,425,735	1,667,563	2,400,541

Operating expenses related to the Headquarters in the US	1,679,084		1,614,575	537,404	631,168

Operating Profit	$2,707,618		$4,811,160	$1,130,159	$1,769,373

(*) Including a non-recurring loss of $506,176 related to the distribution of certain pre-paid calling cards in Israel.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (Unaudited)
Note 7 – Related Party Transactions

A.	Agreement with Minority interest partner in Xfone 018

According to an agreement between the Company, Xfone 018 Ltd. and the 26% minority interest partner in Xfone 018 (the “Minority Partner”), the Minority Partner provided in 2004 a bank guarantee of 10,000,000 NIS ($2,660,282) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by the company in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the agreement, The Company agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge. On March 26, 2009, a payment of NIS 380,162 ($89,958) was made to the Minority Partner as consideration for interest loss imposed on the Minority Partner in connection with providing the bank guarantee.

According to the above-mentioned agreement with the Minority Partner, the Minority Partner provided in the fourth quarter of 2004, a shareholder loan of approximately $400,000 to Xfone 018 (the “Minority Partner Loan”). The Minority Partner Loan was established for four years, unless otherwise agreed between the parties, with annual interest of 4% and linkage to the Israeli consumer price index. On March 26, 2009, a repayment, by way of off set, of NIS 995,433 ($235,550) was made to the Minority Partner in connection with the Minority Partner Loan. As of September 30, 2009, the balance of the Minority Partner Loan is 1,014,589 NIS ($269,981).

On August 24, 2009 and on September 16, 2009, Xfone 018 provided the Minority Partner with two additional loans in an aggregate amount of NIS 130,000 (approximately $34,584) (the "2009 Loan to Minority Partner"). The 2009 Loan to Minority Partner bears interest at a rate of 0.25% above the interest payable by Xfone 018 to its bank for utilizing its credit line, but not less than the interest payable by the bank for NIS short-term deposits (the "Interest Rate"). Currently, the Interest Rate is 3.8%.

B.	Dionysos Investments (1999) Ltd. Financial Services and Business Development Consulting Agreement

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

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 (Unaudited)

Note 8 – Legal proceedings

A. Teresa Leffler vs. Xfone USA

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

B. NTS Communications, Inc. vs. Global Crossing Telecommunications, Inc.

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

C. Omer Fleisig vs. Israel 10 - Shidury Haruts Hahadash Ltd. and Xfone 018 Ltd.

On December 16, 2008, Omer Fleisig filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. ("Xfone 018"), a 69% owned Israel based subsidiary of the Company and Israel 10 - Shidury Haruts Hahadash Ltd., an entity unrelated to the Company (“Israel 10”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  Fleisig attempted to participate in a television call-in game show, which was produced by Israel 10, using Xfone 018’s international telecom services. The claim alleged that although Fleisig's two attempts to participate in the show were unsuccessful because he received a busy signal when trying to call in, he was billed by Xfone 018 for both attempts. Fleisig sought damages for the billed attempts. He was billed 10 NIS (approximately $2.65) for the calls. The Class Action Request stated total damages of NIS 24,750,000 (approximately $ 6,566,728) which reflects Fleisig's estimation of damages caused to all participants in the game show which (pursuant to the Class Action Request) allegedly received a busy signal while trying to call in to the game during a certain period defined in the Class Action Request.

On October 28, 2009, Xfone 018 was informed that on October 26, 2009, the Israeli Court approved Mr. Fleisig’s request to withdraw both his personal claim against Xfone 018 and the Class Action Request.  Mr. Fleisig’s personal claim was dismissed with prejudice, and the Class Action Request was dismissed without prejudice. The Israeli Court did not award any fees or expenses to either party.

D. GENERAL

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

The Company's revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the Company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, changing government regulations domestically and internationally affecting the Company's products and businesses.

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

The Company's principal executive offices are in Lubbock, Texas.

RESULTS OF OPERATIONS

Financial Information - Percentage of Revenues

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenues	53.2%	51.1%	52.1%	52.1%
Non- recurring loss	0.8%	-%	-%	-%
Gross Profit	46.0%	48.9%	47.9%	47.9%
Operating Expenses:
Research and Development	0.1%	0.1%	0.1%	0.1%
Marketing and Selling	12.5%	14.0%	12.0%	13.0%
General and Administrative	29.2%	27.4%	30.5%	27.3%
Non-recurring loss	-%	0.3%	-%	0.7%
Total Operating Expenses	41.8%	41.8%	42.6%	41.1%
Income (loss) before Taxes	(1.5)%	(0.3)%	(6.3)%	2.8%
Net Income (loss)	(2.0)%	(0.1)%	(7.7)%	4.2%

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

Revenues.  Revenues for the nine months ended September 30, 2009 decreased 5% to $64,228,176 from $67,608,521 for the same period in 2008. The decrease of $3,380,345 in the consolidated revenues is attributed to a $912,354 increase in our revenues in the United States which is offset by a $1,053,776 decrease in revenues in Israel and a $3,238,923 decrease in revenues in the United Kingdom ("UK"). In the first nine months of 2009, revenues in the United States as a percentage of total revenues increased to 72.5% from 67.5% for the same period in 2008, whereas revenues in the United Kingdom and Israel as a percentage of total revenues decreased to 17.9% and 9.6% from 21.8% and 10.7%, respectively.

Revenues in the United States for the nine months ended September 30, 2009 increased 2.0% to $46,548,959 from $45,636,605 for the same period in 2008. The increase in revenues is a result of the inclusion of the revenues of NTS Communications, Inc., our wholly owed U.S. subsidiary ("NTS"), in the amount of approximately $39.5 million for the nine months ended September 30, 2009, in comparison to the inclusion of NTS' revenues in the amount of approximately $37.5 million only from its acquisition date, on February 26, 2008 for the nine months ended September 30, 2008. The increase in revenues is also due to an increase of $1.5 million in revenues from business and residential customers using our fiber network. The increase in revenues was offset by a $2.4 million decrease in revenues from other carriers.

Revenues in the United Kingdom for the nine months ended September 30, 2009 decreased 22.0% to $11,508,526 from $14,747,449 for the same period in 2008. While our earned revenues in the UK were at substantially the same level during the nine months of 2009 and 2008, we experienced such decrease in our revenues due to the devaluation of the GBP against the U.S. dollar in the first nine months of 2009 versus the value of the GBP against the U.S. dollar in the same period of last year.

Revenues in Israel for the nine months ended September 30, 2009 decreased 14.6% to $6,170,691 from $7,224,467 for the same period in 2008. While our revenues in Israel, stated in its local currency, decreased by approximately NIS 750,000, largely as a result of the termination of the marketing of certain calling cards. We experienced a decrease of $1,053,776 in reported revenues due to the revaluation of the U.S. dollar against the NIS during the first nine months of 2009.

Our primary geographic markets are the United States, the United Kingdom and Israel.  However, we serve customers worldwide.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues for the nine months ended September 30, 2009, excluding reported non-recurring loss, decreased 1.0% to $34,189,233 from $34,536,276 for the same period in 2008. Cost of revenues, excluding reported non-recurring loss, as a percentage of revenues in the nine months ended September 30, 2009 increased to 53.2% from 51.1% in the same period in 2008.

Cost of revenues as a percentage of revenues in the United States in the nine months ended September 30, 2009 decreased to 54.7% from 56.2% in the same period in 2008 as a result of an increase in revenues generated by customers using our fiber network and businesses using our non-fiber network and a decrease in sales of low-margin products mainly to residential customers and to other carriers.

Cost of revenues as a percentage of revenues in the UK for the nine months ended September 30, 2009 increased to 46.2% from 40.3% in the same period in 2008, as a result of an increase in the cost of traffic time and an increase in sales of products with lower margins.

Cost of revenues, excluding reported non-recurring loss, as a percentage of revenues in Israel for the nine months ended September 30, 2009 increased to 55.5% from 40.5% in the same period in 2008, as a result of an increase in the cost of traffic time and an increase in sales of products with lower margins.

Non-recurring loss. During the period covered by this Quarterly Report, certain pre-paid calling cards were sold through distribution channels in Israel and resulted in a loss of $506,176. As a result, we discontinued the distribution of such pre-paid calling cards.

Research and Development. Research and development expenses for each of the nine months ended September 30, 2009 and 2008 were 0.1% of total revenues. The research and development activities are located only in the U.K and represent the payroll of those who are engaged in development activities. We estimate that the research and development expenses will remain at or near the same level until the end of 2009.

Marketing and Selling Expenses. Marketing and selling expenses consist primarily of commissions to agents and resellers. Other marketing and selling expenses are related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the nine months ended September 30, 2009 decreased to $8,004,161 from $9,517,132 for the same period in 2008. Marketing and selling expenses as a percentage of revenues decreased to 12.5% for the nine months ended September 30, 2009 from 14.1% for the same period in 2008. The decrease is mainly attributed to a decrease in commission-based revenues in the UK, certain reductions in personnel towards the end of 2008 and the revaluation of the U.S. dollar against the GBP and the NIS.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel and consulting fees. General and administrative expenses for the nine months ended September 30, 2009 increased 1.5% to $18,783,993 from $18,506,824 for the same period in 2008. The increase in general and administrative expenses is a result of the inclusion of the general and administrative expenses of NTS Communications, Inc. ("NTS"), our wholly owed U.S. subsidiary, in the amount of approximately $12 million for the nine months ended September 30, 2009, in comparison to the inclusion of its general and administrative expenses in the amount of approximately $9.5 million only from its acquisition date, on February 26, 2008 for the nine months ended September 30, 2008. The increase in general and administrative expenses was offset by certain reductions in personnel towards the end of 2008 and the revaluation of the U.S. dollar against the GBP and the NIS.

Non- recurring Expense. On March 17, 2008, Xfone 018 Ltd. (“Xfone 018”) entered into an Agreement of Principles with Tiv Taam Holdings 1 Ltd. (“Agreement of Principles”) for the acquisition of control over Tadiran Telecom-Communication Services In Israel - Limited Partnership (“Tadiran Telecom LP”). During the third quarter of 2008, negotiations between Xfone 018, Tiv Taam and the management and employees of Tadiran Telecom LP ceased. As a result, we recoded one-time expenses of $189,610 consisting primarily of financial, legal and accounting fees.

Financing Expenses, net. Financing expenses, net, for the nine months ended September 30, 2009 decreased to $3,676,813 from $5,031,403 for the same period in 2008. Financing expenses consist of interest payable on our Bonds, the effect of fluctuation in the exchange rate of the NIS on our Bonds which are stated in NIS and linkage to the CPI expenses accumulated on the Bonds which are linked to the Israeli CPI. It also includes interest expenses on our interest bearing obligations and the effect of currency exchange rate on intercompany balances with our subsidiaries which report in NIS and GBP as their functional currencies, which is of a temporary nature under the determination of SFAS 52. The decrease in financing expenses is a result of a decrease in the Bonds’ outstanding principle amount, the reduction in the Bonds' interest rate from 9% to 8% in November 2008 and the revaluation of the U.S. dollar against the GBP and the NIS.

Net Income (Loss). Net loss for the nine months ended September 30, 2009 was $(1,313,725) compared to a net loss of $(49,629) for the same period in 2008.

Earning (Loss) Per Share. Basic and diluted net loss per share of common stock for the nine months ended September 30, 2009 was $(0.067), compared to basic and diluted net loss per share of common stock of $(0.014) for the same period in 2008.

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

Revenues.  Revenues for the quarter ended September 30, 2009 decreased 17.8% to $21,233,468 from $25,962,701 for the same period in 2008. This decrease in the consolidated revenues is attributed to a decrease of $2,722,450 in the United States, and $1,418,204 and $488,579 in the UK and in Israel, respectively. In the three months ended September 2009, revenues in the United States as a percentage of total revenues increased to 72.4% from 70.0% for the same period in 2008, whereas revenues in the United Kingdom and Israel as a percentage of total revenues decreased to 17.9% and 9.8% from 20.1% and 9.9%, respectively.

Revenues in the United States for the three months ended September 30, 2009 decreased 15.0% to $15,443,537 from $18,165,987 for the same period in 2008. The decrease in revenues is a result of a decrease of $1.7 million in revenues from other carriers and a decrease of $314,000 from residential customers. The decrease in revenues was offset by $116,000 in revenues from business and residential customers using our fiber network.

Revenues in the United Kingdom for the three months ended September 30, 2009 decreased 27.1% to $3,808,720 from $5,226,924 for the same period in 2008. When stated in its local currency, our revenues in the UK decreased 17.4% during the three months ended September 30, 2009 compared to the same period of last year as a result of a decline in sales of calling cards. In addition, we experienced such decrease in our revenues due to the devaluation of the GBP against the U.S. dollar in the third quarter of 2009 versus the value of the GBP against the US dollar in the same period of last year.

Revenues in Israel for the three months ended September 30, 2009 decreased 19.0% to $2,081,211 from $2,569,790 for the same period in 2008. We experienced this decrease in reported revenues as a result of the termination of the marketing of certain calling cards in the Israeli market.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues for the quarter ended September 30, 2009, decreased 17.7% to $11,125,135 from $13,519,015 for the same period in 2008. Cost of revenues, as a percentage of revenues in the quarter ended September 30, 2009, was 52.1% similar to the same period in 2008.

Cost of revenues as a percentage of revenues in the United States in the three months ended September 30, 2009 decreased to 54.2% from 55.4% in the same period in 2008 as a result of an increase in sales of our services on our fiber network which generated high-margins and a decrease in sales of low-margin products mainly to residential customers and to other carriers.

Cost of revenues as a percentage of revenues in the UK in the three months ended September 30, 2009 decreased to 43.8% from 46.3% in the same period in 2008 as a result of a decrease in the cost of traffic time.

Cost of revenues, as a percentage of revenues in Israel in the three months ended September 30, 2009 increased to 56.9% from 39.3% in the same period in 2008 as a result of an increase in the cost of traffic time.

Research and Development. Research and development expenses for each of the quarters ended September 30, 2009 and 2008 were 0.1% of total revenues. We estimate that the research and development expenses will remain at or near the same level until the end of 2009.

Marketing and Selling Expenses. Marketing and selling expenses consists primarily of commissions to agents and resellers. Other marketing and selling expenses are related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the quarter ended September 30, 2009 decreased 24.2% to $2,562,071 from $3,378,328 for the same period in 2008. Marketing and selling expenses as a percentage of revenues decreased to 12.0% for the quarter ended September 30, 2009 from 13.0% for the same period in 2008. The decrease is mainly attributed to the decrease in commission-based revenues in the UK and Israel and certain reduction in personnel towards the end of 2008.

General and Administrative Expenses. General and administrative expenses consists primarily of compensation costs for administration, finance and general management personnel and consulting fees. General and administrative expenses for the quarter ended September 30, 2009 decreased 8.3% to $6,502,945 from $7,091,436 for the same period in 2008. The decrease is a result of certain reduction in personnel towards the end of 2008.

Financing Expenses, net. Financing expenses, net, for the quarter ended September 30, 2009 increased to $2,478,365 from $1,035,823 for the same period in 2008. Financing expenses consist of interest payable on our Bonds, the effect of fluctuation in the exchange rate of the NIS on our Bonds which are stated in NIS and linkage to the CPI expenses accumulated on the Bonds which are linked to the Israeli CPI. It also includes interest expenses on our interest bearing obligations and the effect of the currency exchange rate on intercompany balances with our subsidiaries which report in NIS and GBP as their functional currencies, which is of a temporary nature under the determination of SFAS 52. The increase in financing expenses is a result of a devaluation of 4.1% in the U.S. dollar against the NIS during the third quarter of 2009 versus an evaluation of 2.1% in the U.S. Dollar against the NIS in the same period in 2008. The increase in financing expenses was offset against a decrease in the Bonds’ outstanding principle amount and a reduction in the Bonds' interest rate from 9% to 8% in November 2008.

Net Income (Loss). Net loss for the quarter ended September 30, 2009 was $(1,649,747) compared to net profit of $653,540 for the same period in 2008.

Earning (Loss) Per Share. Diluted net loss per share of common stock for the quarter ended September 30, 2009 was $(0.092), compared to diluted net profit of $0.035 for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of September 30, 2009, amounted to $4,653,271 compared to $3,078,474 as of December 31, 2008, an increase of $1,574,797. Net cash provided by operating activities in the nine months ended September 30, 2009, was $5,154,834. Cash used for investing activities in the nine months ended September 30, 2009 was $5,506,584. Out of that amount, $1,855,301 is attributable to the build out of the project under the United States Department of Agriculture in Levelland, TX and $3,651,283 to the purchase of other equipment. Net cash provided in financing activities for the nine months ended September 30, 2009 was $1,932,570, and is primarily attributable to proceeds from a $2,859,493 non-recourse loan from the United States Department of Agriculture.

Our capital investments are primarily for the build-out of our fiber network, the purchase of equipment and software for services that we provide or intend to provide.

Capital lease obligations: We are the lessee of switching and other telecom equipment and motor vehicles under capital leases expiring on various dates from 2009 through 2012.

As of September 30, 2009, the minimum future lease payments are:

2009	$89,653
2010	200,686
2011	184,545
2012	59,512

Total	$534,396

Total minimum lease payments	$469,050
Less: amount representing interest	65,346

Present value of net minimum lease payment	$534,396

We will continue to finance our operations and fund the current commitments for capital expenditures mainly from the cash provided from operating activities and the non-recourse debt facilities granted by the U.S. government, as explained below. We believe that our current cash and cash equivalents, supported by our debt facilities, will be sufficient to meet our cash requirements for the next 12 months.  As we deem necessary, we will seek additional debt and/or equity financing.

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

The Bonds may only be traded in Israel. The Bonds were originally rated A3 by Midroog Limited, an Israeli rating company which is a subsidiary of Moody’s Investor Services. On February 19, 2009, Midroog filed its annual monitoring report (the “Annual Monitoring Report”) with the TASE. According to the Annual Monitoring Report, Midroog’s rating committee decided on a negative outlook on the reaffirmed A3 rating assigned to the Bonds. On October 26, 2009, Midroog issued a monitoring report downgrading the rating of the Bonds from A3 to Baa1, and announcing that the negative outlook on the rating remains in effect.

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

We have a credit facility from Bank Leumi (UK) plc (“Bank Leumi”), of up to £150,000 ($249,984), which we obtained on November 26, 2008 for general working capital purposes (the “Credit Facility”).  The Credit Facility initially had been available for six months, and was renewed for an additional six months on July 8, 2009.  The Credit Facility is secured by a bank guarantee given to Bank Leumi by FIBI London. The guarantee is based upon a £150,000 deposit by Iddo Keinan, son of Abraham Keinan, our Chairman of the Board, and employee of our wholly-owned UK based subsidiary, Swiftnet Limited, with FIBI London.  The Credit Facility bears interest at a rate based on the London Interbank Offered Rate (“LIBOR”), plus one percent per annum, payable at the end of each three-month interest period. If we were to draw funds in excess of the agreed £150,000 amount without prior consent of Bank Leumi, we will be charged interest at the Base Rate, which is currently 5.5% plus 5% per annum for Sterling balances.  As of September 30, 2009, we have drawn down the full £150,000 ($249,984) of this Credit Facility.

U.S. subsidiaries

Our U.S. subsidiary, NTS Communications, Inc. ("NTS") has a $4,000,000 revolving line of credit and loan with a commercial bank.  The facility is secured by an assignment of all NTS' trade accounts receivable.  The facility bears interest at a rate equivalent to Wall Street Journal Prime, but not less than 6% per annum. The Wall Street Journal Prime rate was 3.25% at September 30, 2009. At September 30, 2009, the total amount advanced was $3,653,396. The amounts and terms of the facility are:

1.	Revolving credit line of $2,000,000 matures on April 27, 2010.

2.
Loan of $2,000,000 repayable in 36 monthly installments. Each repayment includes principle and interest totaling $61,212 each. The first installment commenced on June 25, 2009 and the final principal payment is due on May 2012 and subject to renewal at the banks option.

In addition, NTS has $2,710,480 notes payable for the purchase of certain fixed assets. These notes payable are secured by fixed assets in the form of installment loan agreements.

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

The total aggregate amount of these loans as of September 30, 2009 and December 31, 2008 is $4,264,464 and $1,404,971, respectively. The loans are repaid in monthly installments until 2024.

On July 14, 2009, NTS and Onset Financial, Inc. (“OFI”) entered into a master lease agreement (the “Master Lease Agreement”) and intend to enter into certain schedules which will incorporate the terms and conditions of the Master Lease Agreement and identify the specifics of particular leases for IT hardware including routers, NIDS, set top boxes, and their associated enclosures and other related property (the “Leases”). NTS’ performance of payments under the Leases is secured with a payment guarantee issued by us, in favor of OFI, guaranteeing the full and punctual payment of any amount due to OFI pursuant to the Leases. As of September 30, 2009, the aggregate amount guaranteed by us pursuant to the Leases is $431,778.

Our U.S. subsidiary, Xfone USA, Inc., has certain loan facilities with certain liens on its fixed assets in the form of installment loan agreements. The total aggregate amount of these loans as of September 30, 2009 is $49,443.

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

UK subsidiaries

On April 18, 2002 Bank Leumi (UK) plc issued company credit cards to two directors of Swiftnet Limited, and by way of securing the balances on these cards, took a First Party Charge over Swiftnet to the sum of £50,000 ($83,300).

As of April 10, 2003, Equitalk.co.uk Limited, our U.K. based subsidiary since July 2006, has received loan facilities from Barclays Bank plc in the form of a Government Small Firms Loan Guarantee Scheme Loan Agreement whereby Barclays would lend Equitalk £150,000 ($249,984). As part of the agreement a Debenture charge was raised on all the assets of Equitalk.  As of December 31, 2008 the loan was fully repaid.

Israeli subsidiary

Our Israel based subsidiary, Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel in order to finance its activities. As of September 30, 2009, the credit facilities include a revolving credit line of 500,000 NIS ($133,014), a short-term credit line of 5,250,000 NIS ($1,396,648), and long-term credit line of 1,375,000 NIS ($365,788). In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS ($837,989) to procure equipment. The credit facilities are secured with: (a) a floating charge on Xfone 018 assets; securities, banknotes, unissued capital stock, reputation, and any property and right including profits thereof Xfone 018 has or may have at any time and in any manner; (b) a fixed charge on its telecommunication equipment (including switches) and insurance rights thereof; (c) assignment of rights by way of pledge on the Partner Communications Company Ltd. contract, the Cellcom Israel Ltd. contract, the Pelephone Communications Ltd. contract, and the credit companies contracts with Xfone 018; (d) We and Swiftnet Limited issued separate guarantees, each unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank; (e) Xfone 018 undertook to comply with certain covenants concerning its capital and the annual ratio between its total liabilities and EBITDA.

As of September 30, 2009, Xfone 018 has a balance due of 4,898,263 NIS ($1,303,423) under the credit facilities.

According to an agreement between us, Xfone 018 Ltd. and the 26% minority interest partner in Xfone 018 (the “Minority Partner”), in 2004 the Minority Partner provided in 2004 a bank guarantee of 10,000,000 NIS ($2,660,282) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by us in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the agreement, we agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge. On March 26, 2009, a payment of NIS 380,162 ($89,958) was made to the Minority Partner as consideration for interest loss imposed on the Minority Partner in connection with providing the bank guarantee.

According to the above-mentioned agreement with the Minority Partner, during the fourth quarter of 2004, the Minority Partner provided a shareholder loan of approximately $400,000 to Xfone 018 (the “Minority Partner Loan”). The Minority Partner Loan was established for four years, unless otherwise agreed between the parties, with annual interest of 4% and linkage to the Israeli consumer price index. On March 26, 2009, a repayment, by way of off set, of NIS 995,433 ($235,550) was made to the Minority Partner in connection with the Minority Partner Loan. As of September 30, 2009, the balance of the Minority Partner Loan is 1,014,589 NIS ($269,981).

On August 24, 2009 and on September 16, 2009, Xfone 018 provided the Minority Partner with two additional loans in an aggregate amount of NIS 130,000 (approximately $34,584) (the "2009 Loan to Minority Partner"). The 2009 Loan to Minority Partner bears interest at a rate of 0.25% above the interest payable by Xfone 018 to its bank for utilizing its credit line, but not less than the interest payable by the bank for NIS short-term deposits (the "Interest Rate"). Currently, the Interest Rate is 3.8%.

According to the agreement with the Minority Partner and a Term Note of $800,000 which was executed in July 2004 by Xfone 018 in favor of the Company, as of September 30, 2009, we provided to Xfone 018 a shareholder loan in an aggregate amount of 2,351,551 NIS ($625,745).

On November 19, 2008, Xfone 018 provided us with a loan in the amount of NIS 3,500,000 (approximately $931,097) (the "Xfone Loan"). The Xfone Loan bears interest at a rate of 0.25% above the interest payable by Xfone 018 to its bank for utilizing its credit line, but not less than the interest payable by the bank for NIS short-term deposits (the "Interest Rate"). Currently, the Interest Rate is 3.8%. The Xfone Loan was to be repaid in four monthly non-equal payments beginning on February 1, 2009. As of September 30, 2009 the outstanding principal balance of the Xfone Loan is NIS 500,000 ($133,014).

As of September 30, 2009, our Israeli subsidiary activities were financed by the shareholders loans and by using 4,898,263 NIS ($1,303,423) of the credit facilities from Bank Hapoalim.

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

During February 2008, Xfone 018 Ltd. received a capital lease facility to purchase certain communication equipment amounting to $75,095 to be paid in 23 equal installments. The balance of the facility as of September 30, 2009 is $20,336.

On December 11, 2008, we had signed a Letter of Guarantee (the “Guarantee”), pursuant to which we agreed to guarantee the obligations of Xfone 018 under a certain contract dated March 13, 2008 (the “Contract”), entered into by and between Xfone 018 and IDGO Ltd. (formerly Tikshoov Digital Ltd.) (“Tikshoov”) and a certain Agreement dated December 11 2008, entered into by and between Xfone 018 and Tikshoov (the “Agreement”).  Pursuant to the Contract, Xfone 018 provided telephone services to Tikshoov for participants in a television call-in game show. Xfone 018 collected the telephone service fees from the participants and delivers the fees to Tikshoov, after deducting applicable monthly fees and costs.  Pursuant to the Guarantee, if for any reason Xfone 018 failed to comply with its obligations under the Contract and pursuant to the Agreement in whole or in part, we agreed to pay to Tikshoov directly any amounts due and outstanding.  We agreed to make any payments pursuant to the Guarantee within three (3) business days upon Tikshoov's first demand, without deducting any amounts that we may claim from Tikshoov and free of any taxes or withholdings. On March 15, 2009, Xfone 018’s final payment as set forth in the Agreement was made. Subsequently, the Guarantee is currently limited to Xfone 018’s obligations under the Contract.

On May 12, 2009, Bank Hapoalim provided a bank guarantee of 202,000 NIS ($53,738) to the Ministry of Communications of the State of Israel in connection with Xfone 018’s application for a license to commence an experimental deployment of Local Telephone Services utilizing Voice over Cellular (VoC) technology. The bank guarantee will expire on November 14, 2010.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

Our revenues and costs of revenues are mainly in U.S. dollars.

17.9% and 9.6% of our revenues in the first nine months of 2009 were derived from our U.K. and Israeli operations, respectively, compared to 21.8% and 10.7% in the same periods, in 2008. In the first nine months of 2009, approximately 28.7% of the direct traffic costs in Israel were in GBP and the rest were in NIS compared to approximately 30% in the same period in 2008. We believe that the U.S. portion of our revenues will increase in the remaining quarter of 2009.

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

III. Omer Fleisig vs. Israel 10 - Shidury Haruts Hahadash Ltd. and Xfone 018 Ltd.

On December 16, 2008, Omer Fleisig filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. ("Xfone 018"), a 69% owned Israel based subsidiary of the Company and Israel 10 - Shidury Haruts Hahadash Ltd., an entity unrelated to the Company (“Israel 10”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  Fleisig attempted to participate in a television call-in game show, which was produced by Israel 10, using Xfone 018’s international telecom services. The claim alleged that although Fleisig's two attempts to participate in the show were unsuccessful because he received a busy signal when trying to call in, he was billed by Xfone 018 for both attempts. Fleisig sought damages for the billed attempts. He was billed 10 NIS (approximately $2.65) for the calls. The Class Action Request stated total damages of NIS 24,750,000 (approximately $6,566,728) which reflects Fleisig's estimation of damages caused to all participants in the game show which (pursuant to the Class Action Request) allegedly received a busy signal while trying to call in to the game during a certain period defined in the Class Action Request.

On October 28, 2009, Xfone 018 was informed that on October 26, 2009, the Israeli Court approved Mr. Fleisig’s request to withdraw both his personal claim against Xfone 018 and the Class Action Request.  Mr. Fleisig’s personal claim was dismissed with prejudice, and the Class Action Request was dismissed without prejudice. The Israeli Court did not award any fees or expenses to either party.

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

XFONE, INC.

Date: November 16, 2009	By:	/s/ Guy Nissenson
Guy Nissenson
President, Chief Executive Officer and Director (principal executive officer)

Date: November 16, 2009	By:	/s/ Niv Krikov
Niv Krikov
Principal Accounting Officer, Treasurer and Chief Financial Officer (principal accounting and financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.11	Reamended and Restated Bylaws of the Company dated January 15, 2009.(55)
4.	Specimen Stock Certificate.(1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)

10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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