Form 10-K
period 2009-12-31
XFONE INC.
filed 2010-03-30
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

806-771-5212
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
Common Stock	NYSE Amex LLC
Common Stock	Tel Aviv Stock Exchange Ltd.

Securities registered under Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2009, 18,376,075 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2009, the last business day of the 2nd  fiscal quarter, was approximately $7,248,046 based on the closing price of $0.90 for the registrant’s common stock as reported on the NYSE Amex LLC (formerly, the American Stock Exchange and the NYSE Alternext US LLC). Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of March 25, 2010, there were 18,445,575 shares of our common stock issued and outstanding.

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

Background

Xfone, Inc.

Xfone, Inc. was incorporated in Nevada, U.S.A. in September 2000. We are a holding and managing company providing voice, video and data telecommunications services, including: local, long distance and international telephony services; video; prepaid and postpaid calling cards; cellular services; Internet services; messaging services (Email/Fax Broadcast, Email2Fax and Cyber-Number); and reselling opportunities, with operations in the United States, United Kingdom and Israel. We serve customers worldwide.

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

Our Common Stock is traded on the NYSE Amex LLC (“NYSE Amex”) and the Tel Aviv Stock Exchange Ltd. (“TASE”) under the symbol “XFN”. On March 25, 2010, the closing price of our Common Stock was $1.56 (NYSE Amex) / NIS 6.245 (TASE).

We have two wholly owned subsidiaries in the United Kingdom, three wholly owned subsidiaries in the United States, and one majority owned subsidiary in Israel. These subsidiaries, and their consolidated subsidiaries, are shown in the following diagram:
Subsequent to the year ending December 31, 2009, the Company’s board of directors made a strategic decision to concentrate on its operations in the U.S.  As a result of this decision, the Company has decided to discontinue its operations in the U.K. and Israel.

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

On January 29, 2010, we entered into an agreement with Abraham Keinan and AMIT K LTD. for the sale by us of the entire issued share capital of Swiftnet Limited.  See Section IV.E. below.

Xfone 018 Ltd.

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd., which changed its name to Xfone 018 Ltd. (“Xfone 018”) in March 2005. Headquartered in Petach Tikva, Israel, Xfone 018 is a telecommunications service provider that owns and operates its own facilities-based telecommunications switching system. Xfone 018 provides residential and business customers with high quality international and local carrier services. We have been providing international telecom services in Israel through Xfone 018 since mid-December 2004. In December 2008, we introduced our Internet access services, and launched an experimental deployment of telephone services utilizing Voice over Cellular (VoC) technology in December 2009.

On March 2, 2010, a non-binding memorandum of understanding (the “MoU”) was entered into by us, our 26% minority interest partner (the “Minority Partner”) in Xfone 018, and Marathon Telecom Ltd. (“Marathon Telecom”), for the sale by us and the Minority Partner of our aggregate holdings (95%) in Xfone 018 to Marathon Telecom (the “Transaction”). The MoU provides for an all cash transaction. Pursuant to the MoU, the parties have begun a due diligence process at the end of which the parties expect to enter into a definitive agreement. There can be no assurance that the Transaction will be consummated.

WS Telecom, Inc. / Xfone USA, Inc.

On May 28, 2004, we entered into an agreement and Plan of Merger to acquire WS Telecom, Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., through the merger of WS Telecom with and into our wholly owned U.S. subsidiary Xfone USA, Inc. On July 1, 2004, Xfone USA entered into a management agreement with WS Telecom which provided that Xfone USA provide management services to WS Telecom pending the consummation of the merger. The management agreement provided that all revenues generated from WS Telecom business operations would be assigned and transferred to Xfone USA. The term of the management agreement commenced on July 1, 2004, and continued until the consummation of the merger on March 10, 2005. Xfone USA, Inc. is an integrated telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system and network. Xfone USA provides residential and business customers with high quality local, long distance and high-speed broadband Internet services, as well as cable television services in certain planned residential communities in Mississippi. Xfone USA utilizes integrated multi-media offerings - combining digital voice, data and video services over broadband technologies to deliver services to customers throughout its service areas. Xfone USA is currently licensed to provide telecommunications services in Louisiana and Mississippi. During fiscal 2008, Xfone USA was also licensed in Alabama, Florida, and Georgia, however, we withdrew these licenses during the first quarter of fiscal 2009.

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

I-55 Internet Services provided Internet access and related services, such as installation of various networking equipment, website design, hosting and other Internet access installation services, throughout the Southeastern United States to individuals and businesses located predominantly in rural markets in Louisiana and Mississippi. These services are available throughout Louisiana and Mississippi. The Internet service offerings include dial-up, DSL, high speed dedicated Internet access, web services, email, the World Wide Web, Internet relay chat, file transfer protocol and Usenet news access to both residential and business customers. Xfone USA provides bundled services of voice and data (broadband Internet) to customers throughout its service areas.

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

I-55 Telecommunications provided voice, data and related services throughout Louisiana and Mississippi to both individuals and businesses. Prior to the merger with and into Xfone USA, I-55 Telecommunications was a licensed facility based CLEC operating in Louisiana and Mississippi with a next generation class 5 carrier-switching platform. I-55 Telecommunications provided a complete package of local and long distance services to residential and business customers across both states.  Utilizing the I-55 network footprint, Xfone USA expanded its On-Net (facilities) service area, through I-55 Telecommunications infrastructure, into New Orleans, Louisiana and surrounding areas, including Hammond, Louisiana. Xfone USA maintains a retail sales presence in New Orleans, Baton Rouge, and Hammond, Louisiana.

EBI Comm, Inc.

On January 1, 2006, Xfone USA, Inc., our wholly owned subsidiary, entered into an Agreement with EBI Comm, Inc. (“EBI”), a privately held Internet Service Provider, to purchase the assets of EBI. EBI provided a full range of Internet access options for both commercial and residential customers in north Mississippi. Based in Columbus, Mississippi, EBI’s services included Dial-up, DSL, T1 Dedicated Access and Web Hosting. The customer base, numbering approximately 1,500 Internet users at the time, is largely concentrated in the Golden Triangle area, which includes Columbus, West Point and Starkville, Mississippi. The acquisition was structured as an asset purchase, providing for Xfone USA to pay EBI total consideration equal to 50% of the monthly collected revenue from the customer base during the first 12 months, beginning January 2006. Acquired assets include the customer base and customer lists, trademarks and all related intellectual property, fixed assets and all account receivables. As a result of further negotiations between us and EBI, we agreed to pay the total consideration of this acquisition in cash in the amount of $85,699 in monthly payments of $10,000 until paid in full, and we made the first of such payments on June 1, 2007 and final payment on January 25, 2008. The acquisition was not significant from an accounting perspective.

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

On January 29, 2010, we entered into an agreement with Abraham Keinan and AMIT K LTD. for the sale by us of the entire issued share capital of Story Telecom, Inc. and Story Telecom Limited.  See Section IV.E. below.

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

On January 29, 2010, we entered into an agreement with Abraham Keinan and AMIT K LTD. for the sale by us of the entire issued share capital of Equitalk.co.uk Limited.  See Section IV.E. below.

Auracall Limited

On August 15, 2007, we, Swiftnet Limited, our wholly owned U.K.-based subsidiary (“Swiftnet”), and Dan Kirschner entered into a definitive Share Purchase Agreement which was completed on the same date, pursuant to which Swiftnet purchased from Mr. Kirschner the 67.5% equity interest in Auracall Limited (“Auracall”) that he beneficially owned, thereby increasing Swiftnet’s ownership interest in Auracall from 32.5% to 100%. Swiftnet had acquired the initial 32.5% interest in Auracall through several transactions that occurred since October 16, 2001. The purchase price for the shares was £810,918 (approximately $1,616,158), payable as follows: £500,000 (approximately $996,500) was paid in cash upon signing of the Share Purchase Agreement, and the remaining £304,000, plus interest of £6,918 (approximately $619,658), was payable in monthly installments beginning in September 2007 and continued through March 2008. In connection with the acquisition, Auracall and Swiftnet entered into an Inter-Company Loan Agreement, pursuant to which Auracall agreed to lend Swiftnet £850,000 (approximately $1,694,050) for the sole purpose of and in connection with Swiftnet’s acquisition of the Auracall shares. The loan is unsecured, bears interest at a rate of 5% per annum, and is to be repaid in five years (i.e., August 15, 2012), but may be repaid earlier without charge or penalty. As a result of the terms of the transaction, Mr. Kirschner no longer serves as Auracall’s Managing Director or as a member of its board of directors.

On January 29, 2010, we entered into an agreement with Abraham Keinan and AMIT K LTD. for the sale by us of the entire issued share capital of Auracall Limited.  See Section IV.E. below.

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

The acquisition closed on February 26, 2008.  Upon closing of the acquisition, NTS and its six wholly owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers, Inc., NTS Telephone Company, LLC, and NTS Management Company, LLC, became our wholly owned subsidiaries. On April 3, 2009, NTS formed a seventh wholly owned subsidiary in Texas, called PRIDE Network, Inc.

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

On December 28, 2009, we and the NTS Sellers entered into a certain General Release and Settlement Agreement (the “Settlement Agreement”) in order to resolve all issues related to the calculation and determination of the final purchase price as provided in Article II of the NTS Purchase Agreement, including all issues which have been the subject of a proposed arbitration between the parties (hereinafter referred to as the “Disputed Issues”) by compromise and settlement and without resorting to potentially costly arbitration proceedings.  As consideration for this settlement, we agreed to pay to the NTS Sellers a total of $310,000 (the “Settlement Amount”), payable in two equal installments of $155,000 each. The first installment was paid January 12, 2010 and the second installment was paid on January 15, 2010.  Our financial statements have carried the full Settlement Amount. We do not expect to bear any additional expenses as a result of the Settlement Agreement.

As consideration for this settlement, (i) the NTS Sellers, their heirs, executors, administrators, agents, beneficiaries, successors and assigns, officers, directors, affiliates, employees, representatives, attorneys and insurers including those of affiliated companies, forever released and discharged us, including each of our subsidiaries, directors, officers, affiliates, employees, agents, representatives, attorneys, successors and assigns, and insurers, and their respective past and present officers, directors, employees, agents, and attorneys, of and from any and all manner of action and actions, causes and causes of action, claims, controversies, contracts, torts, debts, damages or demands whatsoever, in law or in equity, that they have had, now have, or may in the future have, arising out of or related to the Disputed Issues; and (ii) we , including each of our directors, officers, affiliates, employees, agents, representatives, attorneys, successors and assigns, and insurers, and their respective past and present officers, directors, employees, agents, and attorneys forever released and discharged the NTS Sellers, their heirs, executors, administrators, agents, beneficiaries, successors and assigns, officers, and directors, including those of affiliated companies, of and from any and all manner of action and actions, causes and causes of action, claims, controversies, contracts, torts, debts, damages or demands whatsoever, in law or in equity, that they have had, now have, or may in the future have, arising out of or related to the Disputed Issues.

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

Our Principal Services and Their Markets

United States

We provide through our United States operations (NTS Communications and Xfone USA) the following telecommunication products / services:

Services provided by NTS Communications and its subsidiaries

Retail Services
•
Local Services: NTS delivers local telephony service to its customers through an “on-net” UNE-L connection, including voice mail, caller ID, forwarding, 3-way calling, blocking, and PBX services.  In addition, NTS sells ”off-net” total service resale lines which contribute less than  10% of total local service revenue.  NTS provides UNE-L services in Lubbock, Abilene, Amarillo, Midland, Odessa, Pampa, Plainview, and Wichita Falls, Texas.  NTS provides local services via FTTP in Lubbock Wolfforth, Levelland, and Smyer, Texas.  NTS provides resold local services throughout Texas via its resale agreement with AT&T.

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

•
Internet Data Services: NTS began offering broadband service in 1999.  Download speeds range from 500 Kilobits to 100 Megabits per second, depending on the end user’s distance from an NTS collocation or the type of facilities used to deliver the service.  NTS launched dial-up service in 1985.  NTS provides broadband and dial-up Internet service in all of its Texas markets.  NTS also offers Web hosting and wide area networking solutions for business applications.

•
Fiber-Based Services (“Fiber to the Premise” or “FTTP”): As an integrated telecom provider, NTS is capable of providing quality triple play (voice, digital video & data) on one bill at competitive prices to its FTTP customers.  NTS offers a full selection of video services, including basic cable, video on demand, HDTV and DVR.  NTS is a member of the National Cable Television Cooperative and as a member obtains favorable programming rates from most major networks.  NTS provides FTTP service in Lubbock and Wolfforth, Texas.

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

NTS Communications owns and operates its own facilities-based telecommunications switching system.

Future Plans

Levelland/Smyer FTTP Network Extensions

NTS, through its wholly owned subsidiary, NTS Telephone Company, LLC, is in the process of extending its FTTP network to the nearby communities of Levelland (located approximately 30 miles west of Lubbock) and Smyer (approximately 15 miles west of Lubbock).  Upon project completion, these communities will add approximately 6,200 passings to the NTS FTTP footprint and bring total FTTP passings to approximately 21,000.  NTS Telephone Company, LLC, has received approval from the Rural Utilities Service (“RUS”) for an $11.8 million, 17-year debt financing to complete this overbuild.  The RUS loan is non-recourse to NTS and all other NTS subsidiaries and interest is charged at the average rate of U.S. government obligations (equivalent to approximately 2.85% a year at today’s rates).  Data from marketing surveys, and robust sales results for the past six months indicates very strong demand for triple play (voice, data/Internet, and video) service offerings and we are projecting total market penetration of 69% in approximately three years from project completion.  NTS’ capital investment in the project is a $2.5 million equity contribution that serves as credit support for the loan.  NTS will provision voice, data, and video services for NTS Telephone Company.  NTS receives a management fee from NTS Telephone Service equal to 15% of its revenues. NTS began marketing its triple-play service to limited areas of Levelland in 2009 with more areas becoming available as overbuild construction is completed.  NTS is nearing completion of this project and expects final completion by April 9, 2010.  Project completion could be delayed by any number of factors including but not limited to weather and the availability of contractors and materials.

RUS Funding for FTTP Projects - The Texas South Plains Project and The Burkburnett and Iowa Park Project

On March 4, 2010, we were notified that the applications of our wholly owned US subsidiary, PRIDE Network, Inc. (“PRIDE Network”), for RUS funding from the U.S. Department of Agriculture under the Broadband Initiative Program for the Fiber To The Premise (FTTP) build out of PRIDE Network’s projects in Texas, were approved.  PRIDE Network was selected to receive approximately $63.6 million in RUS funding for these projects, which will be split between loans of approximately $35.5 million and grants of approximately $28.1 million.

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

•
Customer Premise Equipment (“CPE”): Xfone USA also resells a variety of CPE and CPE related services to its customers.  Primarily, these sales involve acting with NTS Communications as an authorized dealer for Toshiba phone systems. These systems are sold to customers either on a stand-alone basis, or in conjunction with the purchase of local, long distance, and/or data services from the company.

Xfone USA owns and operates its own facilities-based telecommunications carrier class-switching platform.

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

•
VoB Related Telephony Services: We provide to Israeli subscribers VoB related telephony services with the prefix code of “078-818”.  The service is offered to both residential and business customers in the framework of an experimental deployment of Local Telephone Services utilizing Voice over Cellular (VoC) technology.

•	XFONECARD: We provide an international toll free calling card service, available in approximately 30 countries around the globe.
•
SIMPLE: The SIMPLE is a pre programmed, rechargeable, mobile SIM card which can be used with any unlocked GSM (Global System for Mobiles) mobile phone virtually anywhere in the world. SIMPLE allows us to deliver call savings, by diverting the customer dialing command away from the local mobile operator that the phone is connected to, and instead it sends the call to one of the mobile operators with whom we hold a special agreement. We offer for sale or rent two types of SIM Cards which may be used in over 120 countries around the globe - "SIMPLE World" and "SIMPLE Europe". We have also offered a special SIM Card for use in the U.S.A - "SIMPLE USA", which will be replaced by a new product during 2010.

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

Xfone USA, also operates in highly competitive markets in Mississippi and Louisiana. In these markets Xfone USA competes against the dominate ILEC, BellSouth Telecommunications, as well as many smaller CLECs.

The U.K. Market

The communications and information services industry in the U.K. is highly competitive and varied. In 2009, we had only approximately 0.04% of the market share of the United Kingdom telecommunication market, based on our revenues of approximately £10 million during 2009, compared with the total U.K. market revenues of approximately £24.4 billion (including mobiles revenues). The source of the market size is the United Kingdom communications regulatory body, known as Ofcom, the website of which may be accessed at www.ofcom.org.uk.

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

During 2006, two significant mergers occurred in the Israeli international telephony market, leaving only four companies in the competition. The aforementioned mergers enabled Xfone 018 to execute, as of December 2006, a new business strategy, according to which it re-priced its services by distinguishing the rates for its subscribed customers from the rates for its non-subscribed customers. The new strategy has proved to be successful, and in 2007 and 2008 Xfone 018’s revenues were significantly increased. In 2009 Xfone 018 maintained its 2008 level of revenues.
Internet services via ADSL and/or Cable became available to the general public in Israel in 2001. Since then prices have dropped considerably and steadily, resulting, at the end of 2009, in a household penetration rate of approximately 75% and approximately 1.71 million broadband lines, according to the MOCSIL.

In Israel, Internet infrastructure and Internet access services are provided separately. The Internet access services market, into which Xfone 018 has entered in January 2009, is divided between six major competitors.

Principal Suppliers

In 2009, our principal suppliers of telephone routing and switching services according to the percentage of the costs of revenues were:

•	AT&T Inc. - 45.5%

•	British Telecommunications - 1.68%

•	Bezeq The Israel Telecommunication Corp - 1.40%

We are dependent on several of our suppliers, including those that provide significant hardware and software products and support. However, these suppliers are required to provide us with services in accordance with the relevant regulations and their licenses to operate as a telecommunications provider in the relevant jurisdictions.

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

Certain telecommunication operators act as collection channels for us. In 2009, we had two major collection channels, one in the U.K. and one in Israel. Collections through these channels accounted to approximately 3.05% and 2.62% of our total revenues in 2009, respectively, and 4.4% and 4.9% of our total revenues in 2008, respectively. With respect to collection of monies for us, these telecommunication operators are not deemed to be customers of the Company.

In 2009 our largest non-affiliated reseller was WorldNet Global Communications Ltd. which generated under 1% of our total revenues. We provide WorldNet Global Communications with the billing system. We anticipate that WorldNet will continue to contribute approximately the same amount of UKP to our revenues in year 2010.

Collectively, in 2009 the United States accounts for approximately 72.2% of our revenues, the United Kingdom accounts for approximately 18.0% of our revenues and Israel accounts for approximately 9.8% of our revenues.

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

In the U.S

Xfone USA is currently licensed as a CLEC and an Inter-exchange Carrier to provide local telephone and long distance services in the states of Louisiana and Mississippi. During fiscal 2008, Xfone USA was also licensed in Alabama, Florida, and Georgia, however, we withdrew these licenses during the first quarter of fiscal 2009. Internet and data services provided by Xfone USA are not regulated services.

As of March 10, 2005, and upon consummation of the merger of WS Telecom, with and into Xfone USA, we became subject to applicable US state and federal telecommunications laws and regulations. Compliance with such laws involved higher costs than we had in Europe.

On March 9, 2005, the Mississippi Public Service Commission (“MSPSC”) issued an order opening a Generic Change of Law Proceeding (“MSPSC Proceeding”) to consider amendments to existing Interconnection Agreements between BellSouth Telecommunications, Inc. and all CLECs in Mississippi. As an interested party and as a CLEC, Xfone USA petitioned and was granted permission to intervene in the MSPSC Proceeding for regulatory purposes. On October 26, 2005, the MSPSC held its hearing on the MSPSC Proceeding and took the results of the proceeding under advisement. On October 20, 2006 the MSPSC issued its order in this matter, requiring various changes to Interconnection Agreements between BellSouth Telecommunications, Inc. and all CLECs in Mississippi, including the Interconnection Agreement under which Xfone USA operates ("Order"). The issues addressed by the MSPSC in this proceeding were regulatory in nature and did not involve monetary damages.

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

On February 14, 2008, Xfone and NTS received domestic and international Section 214 authorization from the United States Federal Communications Commission to transfer control of NTS to Xfone, Inc.

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

On May 19, 2008 a petition was filed with the Federal Communications Commission (In the Matter of NTS Communications, Inc., Petition for Extension of Waiver of Section 76.1204(a)(1) of the Commission’s Rules, CS Docket No. 97-80 filed May 19, 2008). This Petition seeks a two-year extension of the relief previously granted from Commission Rules banning the use of integrated set-top boxes by cable service providers.  The original waiver, granted on July 23, 2007, expired on July 1, 2008. The May 19, 2008 petition is currently pending.

On June 27, 2008, a petition was filed with the Federal Communications Commission (In the Matter of Xfone USA, Inc., Petition for Waiver of Sections 54.307(c) and 54.802(a) of the Commissions Rules, CS Docket No. 96-45).  This Petition seeks relief from the failure to timely file reports necessary to receive FUSF reimbursement for the provision of telecommunications service in high cost areas of Mississippi.   On April 21, 2009, the FCC entered an order that granted Xfone USA’s request for waiver of the December 30, 2007 and December 31, 2007, line count filing deadlines but denied waiver of the March 30, 2008 and March 31, 2008, line count deadlines.  Xfone USA did not seek reconsideration of the order.  Xfone USA received payment for the December 2007 filings in July 2009.

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

The licensing regime was replaced by a general authorization regime with the introduction of the General Conditions of Entitlement.

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

On November 7, 2007, the MOCSIL granted Xfone 018 a license to commence an experimental deployment of Local Telephone Services utilizing Voice over Broadband (VoB) technology. The license expired on September 30, 2009.

On April 1, 2009, the MOCSIL granted Xfone 018 a license to commence an experimental deployment of Local Telephone Services utilizing Voice over Cellular (VoC) technology. Unless extended by the MOCSIL, the license will expire on April 30, 2010.

Effect of Probable Governmental Regulations

There are numerous actions proposed in 2008 by the Grunow Committee, an advisory committee appointed by the Ministry of Communications of the State of Israel, which could affect our business in the future. Below are the significant recommendations of the committee that apply to us and the extent to which they were adopted as of the date of this Annual Report:

•
Naked ADSL: A proposal was made to separate between the telephony services and internet access in the "Last Mile". Said proposal, which was partially adopted, could be beneficial to Xfone 018, as it would provide Xfone 018 with the opportunity to penetrate the market with its internet access services.

•
Unbundling: A proposal has been made to force the existing infrastructure providers to enable other providers to use their infrastructure in fair prices to encourage competition. If adopted, this could affect Xfone 018’s business by allowing it to offer a wider range of services at attractive prices. As of the date of this Annual Report the MOCSIL has not adopted this proposal.

•
MVNO: A proposal has been made to open the Israeli market to new virtual players in the mobile arena.  The MOCSIL has recently opened the market to Mobile Virtual Network Operators (MVNO). This could affect Xfone 018’s business by allowing it to penetrate a new market, which constitutes more than 50% of the Israeli communication market.

•
International Calls: A proposal has been made to enable mobile operators to supply international calls based on agreed access charge from the international carriers. If adopted, this could negatively affect Xfone 018’s business by enlarging the number of its competitors. The MOCSIL has yet to issue licenses to mobile operators.

•
WIMAX: A proposal has been made to issue WIMAX frequencies in order to establish new access networks in Israel.  If adopted, this could be beneficial to Xfone 018’s business by allowing it to penetrate and gain a new market share by direct access. As of the date of this Annual Report the MOCSIL has not adopted this proposal.

Research and Development Activities

During fiscal years ended December 31, 2009 and 2008 we spent $53,754 and $60,094, respectively, on research and development activities. Other than developing and expanding our telecommunications applications and our websites, we do not intend to undertake any significant research and development activities in 2010.

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

Employees

We currently have 301 employees in the United States, 28 employees in the United Kingdom, and 43 employees in Israel.

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

Our principal executive offices are located at 5307 W. Loop 289, Lubbock, Texas 79414, USA.

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

We own a 7,700 square foot single story building at 601 College Avenue, Levelland, Texas, 79336.  The building houses our operations in Levelland.

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

•	Local sales offices located at 801 S. Fillmore, Suite 130, Amarillo, TX, measuring 3,958 sq. ft. with annual rent of $45,516. The lease expires on 11/20/2010 and has no renewal option.

•
Point of Presence (“POP”) site and fiber node located at 201 E Main, Ste. 104, El Paso Texas, measuring 950 sq. ft. (including 850 linear feet of conduit) with annual rent of $54,070.  The lease expires 03/30/2015 and contains no option to renew.

•
Local sales office located at 450E 10 Desta Drive Midland, TX, measuring 2,981 sq. ft. with annual rent of $27,574. The lease expires 02/29/2011 and contains one (1) option for a two (2) year renewal term.

•
POP, switch site and fiber node located at 500 Chestnut, Suite 936, Abilene, TX, measuring 4,763 sq. ft. (including roof space for one (1) GPS antenna) with annual rent of $49,896.  The lease expires 12/31/2013 and contains two (2) options for three (3) year renewal terms.

•
Local sales office located at 400 Pine Street, Suite 980, Abilene, TX measuring 2,205 sq. ft. with annual rent of $52,920 through August 2010 and $28,872 from September 2010 through August 2011. The lease will expire August 2011, with an option to renew for one (1) additional year.

•	POP located at 201 Robert S. Kerr, Suite 1070, Oklahoma City, OK, measuring 4,092 sq. ft. with annual rent of $16,926. The lease expires 04/30/2011.

•	Equipment room located at 8212 Ithaca, Room W-12, Lubbock, TX, of approximately 16 sq. ft. of wall space with annual rent of $480. The lease is on a month-to-month term.

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

•
POP and switch site located at 4316 Bryan, Dallas, TX, measuring 3,816 sq. ft. with annual rent of $198,860.  The lease expires on 10/31/2012 and has two (2) options for renewal terms of three (3) years.

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

•
Housing of communication equipment is located at 408 West Thomas Street, Hammond, Louisiana, measuring 2,500 sq. ft.  The term of the lease is August 1, 2008 through July 31, 2013, and the payments are $4,400 per month.

•	We lease a fiber riser at 1515 Poydras in New Orleans, LA for $1,000 per month. The term of the lease is month-to-month.

•	We hold 21 collocations facilities in Texas through NTS, and 8 collocations facilities in Mississippi and 6 collocations facilities in Louisiana through Xfone USA.

Easements and Private Rights of Way through NTS and subsidiaries

•	Perpetual Construction and Utility Easement from Benny Judah for facility hut at 10508 Topeka, Lubbock, Texas, 79424.

•	Perpetual Construction and Utility Easement from CDC-Lubbock, LLC, for a manhole at 10th & T in Lubbock, Texas.

•	Perpetual Facilities Easement from Stellar Land Company, Ltd., for a facilities cabinet in the Vintage Township Addition to the City of Lubbock, Texas.

•	Perpetual Underground Utility Easement from Stellar Land Company, Ltd., for underground facilities in the Vintage Township Addition to the City of Lubbock.

•	Right of Way Use Permit: City of Midland, Texas, Right of Way Use Permit for S. Marienfeld Street and W. Missouri Avenue.

In the U.K

The headquarters of Swiftnet, Equitalk, Auracall and Story Telecom are located at 960 High Road, London N12 9RY - United Kingdom. We lease space on the fifth and sixth floors. For our office on the fifth floor we renewed our lease for a period of ten years on December 20, 2002, with a five-year cancellation option. Our current lease for the fifth floor expires on December 20, 2012 and the annual lease payments are £49,134 ($73,062). This 3,000 square foot facility has a switch and computer room, open plan office and a board room. In December 2006, we leased the sixth floor, ending on April 5, 2009. In March 2007, we extended this lease for 10 years, ending April 5, 2019, with a 5-year cancellation option. This 3,000 square foot facility has an open-plan administration area plus two offices and a computer room. The annual lease payments are £40,119 ($59,657).
On November 1, 2007, Swiftnet entered into a 24 month agreement to lease a single rack space on the Second Floor of Telehouse North, Coriander Avenue, London E14 2AA at a cost of £850 ($1,264) per month (including power). Unless notice is given, this lease automatically renews every 12 months for a further 12 months period.

In Israel

The headquarters of Xfone 018 are located at 1 Haodem Street, Petach Tikva, Israel. This 3,593 square foot facility is located in the third floor and has offices, a board room, a computer room, an operation room and a call center with costumer service stations. These premises are leased on a five-year term which was due to expire on August 1, 2009. Xfone 018 is currently negotiating the terms for an extension of the lease. The monthly lease payments for the first 7 months of 2008 were set at a rate of $6 per 1 square meter (10.76 square foot). As of August 1, 2008, the monthly lease payments are set at a rate of NIS 26 ($7) per 1 square meter (10.76 square foot), with an annual increase of 5%.

As of September 1, 2006, Xfone 018 also leases an additional 2,367 square foot facility with offices and a boardroom, in the first floor of the same building, under the same monthly rate as the lease described above. These premises are leased on a thirty-five months term which was due to expire on August 1, 2009. Xfone 018 is currently negotiating the terms for an extension of the lease.

As of January 1, 2009, an additional 451 square foot facility with offices, in the first floor of the same building, is leased. These premises are leased on a seven months term which was due to expire on August 1, 2009. Xfone 018 is currently negotiating the terms for an extension of the lease.  The lease payments are NIS 1,100 ($293) per month.

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

ITEM 3.   LEGAL PR OCEEDINGS

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

III. Omer Fleisig vs. Israel 10 - Shidury Haruts Hahadash Ltd. and Xfone 018 Ltd.

On December 16, 2008, Omer Fleisig filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. ("Xfone 018"), our 69% owned Israel based subsidiary and Israel 10 - Shidury Haruts Hahadash Ltd., an entity unrelated to us (“Israel 10”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  Fleisig attempted to participate in a television call-in game show, which was produced by Israel 10, using Xfone 018’s international telecom services. The claim alleged that although Fleisig's two attempts to participate in the show were unsuccessful because he received a busy signal when trying to call in, he was billed by Xfone 018 for both attempts. Fleisig sought damages for the billed attempts. He was billed 10 NIS (approximately $2.65) for the calls. The Class Action Request stated total damages of NIS 24,750,000 (approximately $6,566,728) which reflects Fleisig's estimation of damages caused to all participants in the game show which (pursuant to the Class Action Request) allegedly received a busy signal while trying to call in to the game during a certain period defined in the Class Action Request.

On October 28, 2009, Xfone 018 was informed that on October 26, 2009, the Israeli Court approved Mr. Fleisig’s request to withdraw both his personal claim against Xfone 018 and the Class Action Request.  Mr. Fleisig’s personal claim was dismissed with prejudice, and the Class Action Request was dismissed without prejudice. The Israeli Court did not award any fees or expenses to either party.

IV. Teresa Leffler vs. Xfone USA

On February 24, 2009, Teresa Leffler, a former employee of Xfone USA, Inc., filed a complaint with the Circuit court of Rankin County, Mississippi, alleging sexual discrimination and sexual harassment by a former employee of Xfone USA, Marshall Wingard, and Xfone USA, that allegedly resulted in injury to her job and reputation, lost wages, mental and physical pain and suffering. Ms. Leffler seeks compensatory damages in the amount of $300,000 and punitive damages in the amount of $300,000. The filing of the complaint follows Ms. Leffler’s receipt of a Notice of Right to Sue (the “Notice”) issued by the U.S. Equal Employment Opportunity Commission (the “EEOC”) on November 21, 2008.  The Notice also stated that the EEOC was terminating its processing of the charge. Xfone USA and Mr. Wingard filed their Original Answers on April 15, 2009. Mr. Wingard was dismissed with prejudice from the suit by agreement and stipulation on May 12, 2009. The matter against Xfone USA is pending.

V. Eliezer Tzur et al. vs. 012 Telecom Ltd. Et al.

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. ("Xfone 018"), our 69% owned Israel based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to us (collectively with Xfone 018, the “Defendants”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by consumers to the Defendants’ respective technical support numbers. One of the Petitioners seeks damages for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,000,000) which reflects the Petitioners’ estimation of damages caused to all consumers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.  A court hearing with respect to the approval or disapproval of the Class Action Request has been scheduled for June 1, 2010. Xfone 018 intends to vigorously defend the Class Action Request.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHO LDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock was quoted and began trading on the NYSE Amex LLC (formerly named the American Stock Exchange and the NYSE Alternext US LLC) (the “NYSE Amex”) on June 8, 2005 under the symbol “XFN.”

As of July 24, 2006, our Common Stock is also quoted and traded under the symbol “XFN” on the Tel Aviv Stock Exchange (“TASE”).

On March 25, 2010, the closing price of our Common Stock was $1.56 (NYSE Amex) / NIS 6.245 (TASE).

Below is the market information pertaining to the range of the high and low closing price of our Common Stock for each quarter in 2008 and 2009. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	Low	High
2008
2009
Fourth Quarter	$0.66	$0.99
Third Quarter	$0.79	$1.08
Second Quarter	$0.50	$1.12
First Quarter	$0.47	$0.81

2008
Fourth Quarter	$0.57	$2.70
Third Quarter	$2.60	$3.09
Second Quarter	$2.90	$3.90
First Quarter	$2.82	$3.60

The source of the above information is http://www.nyse.com.

Holders

On March 25, 2010, there were 284 holders of record of our Common Stock.

Dividends

We haven't declared or paid cash dividends on our common stock in the last several years.  We currently intend to retain future earnings, if any, to operate and expand our business, and we do not anticipate paying cash dividends on our common stock in the foreseeable future.  Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors.

Securities Authorized For Issuance under Equity Compensation Plans

Equity Compensation Plan Information
as of December 31, 2009

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan
	(a)	(b)	(c)
Compensation plans approved by security holders(1)	12,407,151	3.46	7,123,595
Compensation plans not approved by security holders	-	-	-
Total	12,407,151	3.46	7,123,595

(1)           Represents the number of shares issuable under the Company’s 2004 Stock Option Plan (the “2004 Plan”) and 2007 Stock Incentive Plan (the “2007 Plan”). On November 24, 2004, our board of directors approved and adopted the principal items forming our 2004 Plan which is designated for the benefit of employees, officers, directors, consultants and subcontractors of the Company including its subsidiaries. On November 1, 2005, the 2004 Plan was approved by our board of directors, and on March 13, 2006 by our shareholders, at a Special Meeting. Under the 2004 Plan, the Plan Administrator is authorized to grant options to acquire up to a total of 5,500,000 shares of Common Stock. On October 28, 2007, our Board of Directors adopted and approved the 2007 Plan, and on December 17, 2007, our shareholders approved this plan at the Annual Meeting of stockholders. The 2007 Plan authorizes the issuance of awards for up to a total of 8,000,000 shares of our Common Stock underlying such awards.

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

Issuances Subsequent to Fiscal 2009

On February 15, 2010, we granted the following options to officers and employees under our 2007 Plan:

Guy Nissenson, our President, Chief Executive Officer and director was granted options to purchase 1,500,000 shares of our common stock, fully vested, exercisable at $1.10 per share and expiring five years from the date of grant.

Niv Krikov, our Chief Financial Officer, was granted options to purchase 400,000 shares of our common stock, exercisable at $1.10 per share and expiring seven years from the grant date. The options will vest as to 25% of the underlying shares 12 months from the date of grant.  The remaining 75% of the options shall vest in equal quarterly installments after 15 months from the date of grant. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest.

The grant of these options was recommended by our Compensation Committee and approved by our Board of Directors.

An aggregate of 1,372,500 options to purchase shares of our common stock were granted to other employees of the Company and its subsidiaries.  Each such option is exercisable at $1.10 per share and expires seven years from the date of grant.  Of these options, 85,000 options are fully vested on the date of grant, and the remaining 1,287,500 options will vest as to 25% of the underlying shares 12 months from the date of grant, with the remaining 75% of the options vesting in equal quarterly installments after 15 months from the date of grant. Additionally, 125,000 of the options will immediately and fully vest in the event of a change in control of the Company. On March 22, 2010, 69,500 of these options were exercised.
Private Placements Subsequent to Fiscal 2009

On March 23, 2010, we entered into a Securities Purchase Agreement (the “Burlingame Purchase Agreement”) with an existing shareholder, Burlingame Equity Investors, LP (“Burlingame”), pursuant to which Burlingame agreed to purchase from us and we agreed to sell and issue to Burlingame 2,173,913 shares of our Common Stock at a purchase price of $1.15 per share, for an aggregate purchase price of $2,500,000; and a warrant to purchase 950,000 shares of our Common Stock, which shall be exercisable at a price of $2.00 per share for a period of 5 years. The Burlingame Purchase Agreement is further described in Section XI of Item 13 of this Annual Report.

On March 23, 2010, we entered into a Subscription Agreement (the “Gagnon Subscription Agreement”) with certain investors affiliated with Gagnon Securities LLC, an existing shareholder (collectively, “Gagnon”), pursuant to which Gagnon agreed to purchase from us and we agreed to sell and issue to Gagnon 500,000 shares of our Common Stock at a purchase price of $1.15 per share, for an aggregate purchase price of $575,000. The Gagnon Subscription Agreement is further described in Section XII of Item 13 of this Annual Report.

ITEM 6.   SELEC TED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF F INANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company's revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the Company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

OVERVIEW

Xfone, Inc. was incorporated in Nevada, U.S.A. in September 2000. We are a holding and managing company providing voice, video and data telecommunications services, including: local, long distance and international telephony services; video; prepaid and postpaid calling cards; cellular services; Internet services; messaging services (Email/Fax Broadcast, Email2Fax and Cyber-Number); and reselling opportunities, with operations in the United States, United Kingdom and Israel. We serve customers worldwide.

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

Our primary geographic markets are the United States, United Kingdom and Israel. However, we serve customers worldwide.

Our Common Stock is traded on the NYSE Amex LLC (“NYSE Amex”) and the Tel Aviv Stock Exchange Ltd. (“TASE”) under the symbol “XFN”. On March 25, 2010, the closing price of our Common Stock was $1.56 (NYSE Amex) / NIS 6.245 (TASE).

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

On January 29, 2010, we entered into an agreement with Abraham Keinan and AMIT K LTD. for the sale by us of the entire issued share capital of Swiftnet Limited.  See Section IV.E. below.

Xfone 018 Ltd.

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd., which changed its name to Xfone 018 Ltd. (“Xfone 018”) in March 2005. Headquartered in Petach Tikva, Israel, Xfone 018 is a telecommunications service provider that owns and operates its own facilities-based telecommunications switching system. Xfone 018 provides residential and business customers with high quality international and local carrier services. We have been providing international telecom services in Israel through Xfone 018 since mid-December 2004. In December 2008, we introduced our Internet access services, and launched an experimental deployment of telephone services utilizing Voice over Cellular (VoC) technology in December 2009.

On March 2, 2010, a non-binding memorandum of understanding (the “MoU”) was entered into by us, our 26% minority interest partner (the “Minority Partner”) in Xfone 018, and Marathon Telecom Ltd. (“Marathon Telecom”), for the sale by us and the Minority Partner of our aggregate holdings (95%) in Xfone 018 to Marathon Telecom (the “Transaction”). The MoU provides for an all cash transaction. Pursuant to the MoU, the parties have begun a due diligence process at the end of which the parties expect to enter into a definitive agreement. There can be no assurance that the Transaction will be consummated.
WS Telecom, Inc. / Xfone USA, Inc.

On May 28, 2004, we entered into an agreement and Plan of Merger to acquire WS Telecom, Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., through the merger of WS Telecom with and into our wholly owned U.S. subsidiary Xfone USA, Inc. On July 1, 2004, Xfone USA entered into a management agreement with WS Telecom which provided that Xfone USA provide management services to WS Telecom pending the consummation of the merger. The management agreement provided that all revenues generated from WS Telecom business operations would be assigned and transferred to Xfone USA. The term of the management agreement commenced on July 1, 2004, and continued until the consummation of the merger on March 10, 2005. Xfone USA, Inc. is an integrated telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system and network. Xfone USA provides residential and business customers with high quality local, long distance and high-speed broadband Internet services, as well as cable television services in certain planned residential communities in Mississippi. Xfone USA utilizes integrated multi-media offerings - combining digital voice, data and video services over broadband technologies to deliver services to customers throughout its service areas. Xfone USA is currently licensed to provide telecommunications services in Louisiana and Mississippi. During fiscal 2008, Xfone USA was also licensed in Alabama, Florida, and Georgia, however, we withdrew these licenses during the first quarter of fiscal 2009.

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

I-55 Internet Services provided Internet access and related services, such as installation of various networking equipment, website design, hosting and other Internet access installation services, throughout the Southeastern United States to individuals and businesses located predominantly in rural markets in Louisiana and Mississippi. These services are available throughout Louisiana and Mississippi. The Internet service offerings include dial-up, DSL, high speed dedicated Internet access, web services, email, the World Wide Web, Internet relay chat, file transfer protocol and Usenet news access to both residential and business customers. Xfone USA provides bundled services of voice and data (broadband Internet) to customers throughout its service areas.

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

I-55 Telecommunications provided voice, data and related services throughout Louisiana and Mississippi to both individuals and businesses. Prior to the merger with and into Xfone USA, I-55 Telecommunications was a licensed facility based CLEC operating in Louisiana and Mississippi with a next generation class 5 carrier-switching platform. I-55 Telecommunications provided a complete package of local and long distance services to residential and business customers across both states.  Utilizing the I-55 network footprint, Xfone USA expanded its On-Net (facilities) service area, through I-55 Telecommunications infrastructure, into New Orleans, Louisiana and surrounding areas, including Hammond, Louisiana. Xfone USA maintains a retail sales presence in New Orleans, Baton Rouge, and Hammond, Louisiana.

EBI Comm, Inc.

On January 1, 2006, Xfone USA, Inc., our wholly owned subsidiary, entered into an Agreement with EBI Comm, Inc. (“EBI”), a privately held Internet Service Provider, to purchase the assets of EBI. EBI provided a full range of Internet access options for both commercial and residential customers in north Mississippi. Based in Columbus, Mississippi, EBI’s services included Dial-up, DSL, T1 Dedicated Access and Web Hosting. The customer base, numbering approximately 1,500 Internet users, at the time, is largely concentrated in the Golden Triangle area, which includes Columbus, West Point and Starkville, Mississippi. The acquisition was structured as an asset purchase, providing for Xfone USA to pay EBI total consideration equal to 50% of the monthly collected revenue from the customer base during the first 12 months, beginning January 2006. Acquired assets include the customer base and customer lists, trademarks and all related intellectual property, fixed assets and all account receivables. As a result of further negotiations between us and EBI, we agreed to pay the total consideration of this acquisition in cash in the amount of $85,699 in monthly payments of $10,000 until paid in full, and we made the first of such payments on June 1, 2007 and final payment on January 25, 2008. The acquisition was not significant from an accounting perspective.

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

On January 29, 2010, we entered into an agreement with Abraham Keinan and AMIT K LTD. for the sale by us of the entire issued share capital of Story Telecom, Inc. and Story Telecom Limited.  See Section IV.E. below.

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

On January 29, 2010, we entered into an agreement with Abraham Keinan and AMIT K LTD. for the sale by us of the entire issued share capital of Equitalk.co.uk Limited.  See Section IV.E. below.

Auracall Limited

On August 15, 2007, we, Swiftnet Limited, our wholly owned U.K.-based subsidiary (“Swiftnet”), and Dan Kirschner entered into a definitive Share Purchase Agreement completed on the same date, pursuant to which Swiftnet purchased from Mr. Kirschner the 67.5% equity interest in Auracall Limited (“Auracall”) that he beneficially owned, thereby increasing Swiftnet’s ownership interest in Auracall from 32.5% to 100%. Swiftnet had acquired the initial 32.5% interest in Auracall through several transactions that occurred since October 16, 2001. The purchase price for the shares was £810,918 (approximately $1,616,158), payable as follows: £500,000 (approximately $996,500) was paid in cash upon signing of the Share Purchase Agreement, and the remaining £304,000, plus interest of £6,918 (approximately $619,658), was payable in monthly installments beginning in September 2007 and continued through March 2008. In connection with the acquisition, Auracall and Swiftnet entered into an Inter-Company Loan Agreement, pursuant to which Auracall agreed to lend Swiftnet £850,000 (approximately $1,694,050) for the sole purpose of and in connection with Swiftnet’s acquisition of the Auracall shares. The loan is unsecured, bears interest at a rate of 5% per annum, and is to be repaid in five years (i.e., August 15, 2012), but may be repaid earlier without charge or penalty. As a result of the terms of the transaction, Mr. Kirschner no longer serves as Auracall’s Managing Director or as a member of its board of directors.

On January 29, 2010, we entered into an agreement with Abraham Keinan and AMIT K LTD. for the sale by us of the entire issued share capital of Auracall Limited.  See Section IV.E. below.

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

The acquisition closed on February 26, 2008.  Upon closing of the acquisition, NTS and its six wholly owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers, Inc., NTS Telephone Company, LLC, and NTS Management Company, LLC, became our wholly owned subsidiaries. On April 3, 2009, NTS formed a seventh wholly owned subsidiary in Texas, called PRIDE Network, Inc.

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

On December 28, 2009, we and the NTS Sellers entered into a certain General Release and Settlement Agreement (the “Settlement Agreement”) in order to resolve all issues related to the calculation and determination of the final purchase price as provided in Article II of the NTS Purchase Agreement, including all issues which have been the subject of a proposed arbitration between the parties (hereinafter referred to as the “Disputed Issues”) by compromise and settlement and without resorting to potentially costly arbitration proceedings.  As consideration for this settlement, we agreed to pay to the NTS Sellers a total of $310,000 (the “Settlement Amount”), payable in two equal installments of $155,000 each. The first installment was paid January 12, 2010 and the second installment was paid on January 15, 2010.  Our financial statements have carried the full Settlement Amount. We do not expect to bear any additional expenses as a result of the Settlement Agreement.

As consideration for this settlement, (i) the NTS Sellers, their heirs, executors, administrators, agents, beneficiaries, successors and assigns, officers, directors, affiliates, employees, representatives, attorneys and insurers including those of affiliated companies, forever released and discharged us, including each of our subsidiaries, directors, officers, affiliates, employees, agents, representatives, attorneys, successors and assigns, and insurers, and their respective past and present officers, directors, employees, agents, and attorneys, of and from any and all manner of action and actions, causes and causes of action, claims, controversies, contracts, torts, debts, damages or demands whatsoever, in law or in equity, that they have had, now have, or may in the future have, arising out of or related to the Disputed Issues; and (ii) we , including each of our directors, officers, affiliates, employees, agents, representatives, attorneys, successors and assigns, and insurers, and their respective past and present officers, directors, employees, agents, and attorneys forever released and discharged the NTS Sellers, their heirs, executors, administrators, agents, beneficiaries, successors and assigns, officers, and directors, including those of affiliated companies, of and from any and all manner of action and actions, causes and causes of action, claims, controversies, contracts, torts, debts, damages or demands whatsoever, in law or in equity, that they have had, now have, or may in the future have, arising out of or related to the Disputed Issues.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009

U.S. Operations

In 2009 and 2008, approximately 72.2% and 69.4%, respectively, of our revenues were derived from our operations in the United States.

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

The overall trend for 2009 continued to show improving wire line margins in the business markets and maintaining margins in the Residential (Consumer) markets for facilities based providers.  Mergers and acquisitions continued throughout 2009, as a component for offsetting the line loss felt throughout the CLEC industry due to the UNE-P regulatory changes. We expect that the industry will see continued merger and acquisition activity in 2010 and beyond for companies that have cash and public equity resources. These transactions will continue to change the landscape in the telecommunications industry. Our view is shared by any number of telecommunications analysts  who also believe that there will be more consolidation opportunities over the next several years in both wire line and wireless markets.

Demands in the market show continued interest in providing Telco TV, VOIP products and rapid growth in the broadband market, heating up competition with the Regional Bell Carriers and cable providers. DSL and other broadband services should continue to grow due to aggressive pricing with higher bandwidth speeds becoming the norm.

Xfone USA’s business plan for 2010 continues to include expansion of market share in both Business and Residential markets with focus in its specific geographic service areas, which are primarily in Mississippi and Louisiana, and in those markets where the Company has deployed its own network and Central Offices (CO’s), which are the highest margin areas. The Business markets will continue to be expanded through available Direct Sales and Independent sales efforts, while the Residential markets will be expanded through radio, direct mail, email marketing and other low cost advertising and message delivery opportunities.

The Company’s business plan in 2010 also included growth through acquisitions, which made sense for several reasons: (i) faster results in achieving large top line revenue performance; (ii) significant synergies impact from consolidating corporate functions; and (iii) relatively easy integration of acquired companies because of facilities and network architecture.

As a facility-based integrated communications carrier, we believe that Xfone USA is well positioned in 2010 to continue to take advantage of the regulatory opportunities afforded to facilities-based providers as a result of the FCC TRRO ruling in 2005, as well as to take advantage of the consolidation momentum started in 2006.

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

NTS, through its wholly owned subsidiary, NTS Telephone Company, LLC, is in the process of extending its FTTP network to the nearby communities of Levelland (located 30 miles west of Lubbock) and Smyer (approximately 15 miles west of Lubbock).  Upon project completion, these communities will add approximately 6,200 passings to the NTS FTTP footprint and bring total FTTP passings to approximately 21,000.  NTS Telephone Company, LLC, has received approval from the Rural Utilities Service (“RUS”) for an $11.8 million, 17-year debt financing to complete this overbuild.  The RUS loan is non-recourse to NTS and all other NTS subsidiaries and interest is charged at the average rate of U.S. government obligations (equivalent to approximately 3.74% a year at today’s rates).  Data from marketing surveys indicated a very strong demand for triple play (voice, data/Internet, and video) service offerings and projected a market penetration for NTS of 69% in approximately three years from project completion.  NTS’ capital investment in the project is a $2.5 million equity contribution that serves as credit support for the loan.  NTS will provide voice, data, and video services for NTS Telephone Company.  NTS will receive a management fee from NTS Telephone Company equal to 15% of its revenues. NTS began marketing its triple-play service to limited areas of Levelland in the first quarter of 2009 with more areas becoming available as overbuild construction is completed. Project completion should occur in April 2010. Sofar, the penetration rate was in accordance with our projections an we expect that significant new revenues should come online throughout 2010.

On March 4, 2010, we were awarded $63.6 million in federal grants and long-term, low interest loans from the Broadband Initiative Program of the American Recovery and Reinvestment Act. These awards will allow us to grow its FTTP business into new markets and will enable the Company to expand the rollout of our state-of-the-art FTTP infrastructure to bring broadband services to the Texas south plains and to the communities of Burkburnett and Iowa Park, Texas.

There is a second phase of federal government broadband funding with applications due on March 29, 2010.  The Company intends to again participate in the application process and seek a combination of grants and loans to bring broadband to additional communities.  The application process is very competitive and there is no assurance that we will be selected to receive additional funding.

U.K. Operations

In 2008 and 2009, approximately 18.0% and 20.4%, respectively, of our revenues were derived from our operations in the United Kingdom.

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

In 2009, we had only approximately 0.04% of the market share of the United Kingdom telecommunication market, based on our revenues of approximately £9.8 million during 2009, compared with the total U.K. market revenues of approximately £24.4 billion (including mobiles revenues).

We had four major types of customers in the U.K.: Residential, Commercial, Governmental agencies and Resellers. In 2009, our largest non-affiliated reseller was WorldNet Global Communications Ltd. which generated under 1% of our total revenues. We provide WorldNet Global Communications with the billing system. We anticipate that WorldNet will continue to contribute approximately the same amount of UKP to our revenues in year 2009.

However, should our agreements involving WorldNet be cancelled, our revenues will be negatively affected.

Israeli Operations

In 2009 and 2008, approximately 9.8% and 10.2% respectively of our revenues were derived from our operations in Israel.

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

Internet services via ADSL and/or Cable became available to the general public in Israel in 2001. Since then prices have dropped considerably and steadily, resulting, at the end of 2009, in a household penetration rate of approximately 75% and approximately 1.71 million broadband lines, according to the MOCSIL.

In Israel, Internet infrastructure and Internet access services are provided separately. The Internet access services market, into which Xfone 018 has entered in January 2009, is divided between six major competitors.

We have two major types of customers in Israel: Residential and Commercial.

COMPARISON FINANCIAL INFORMATION YEARS ENDED DECEMBER 31, 2009 AND 2008 - PERCENTAGE OF REVENUES:

	Year Ended December 31,
	2009	2008
Revenues	100.0%	100.0%
Cost of Revenues	53.0%	52.2%
Non-recurring loss	0.6%	-
Gross Profit	46.4%	47.8%
Operating Expenses:
Research and Development	0.1%	0.1%
Marketing and Selling	12.3%	13.8%
General and Administrative	29.7%	28.5%
Non- recurring loss	25.2%	0.2%
Total Operating Expenses	67.3%	42.5%
Income (loss) before Taxes	(26.3)%	1.8%
Net Income (loss)	(26.1)%	2.5%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Revenues. Revenues for the year ended December 31, 2009 decreased by 5.9% to $85,029,883 from $90,338,980 for the same period in 2008. The decrease of $5,309,097 in consolidated revenues is attributed to a decrease in all of our operating segments. Revenues in the United States decreased by $1,306,790, revenues in the United Kingdom decreased by $3,070,079 and revenues in Israel decreased by $932,228. In 2009, revenues in the United States as a percentage of total revenues increased to 72.2% from 69.4% for the same period in 2008, whereas revenues in the United Kingdom and Israel as a percentage of total revenues decreased to 18.0% and 9.8% from 20.4% and 10.2%, respectively.

Revenues in the United States for the year ended December 31, 2009 decreased 2.1% or $1,306,790 to $61,410,029 from $62,716,819 for the same period in 2008. The decrease in revenues is a result of a decrease of $3.7 million in revenues from other carriers and a constant attrition of residential customers which result in a decrease of $0.4 million in revenues from non-fiber telephony services. The decrease in revenues was offset by an increase in revenues from businesses of $3.1 million. Approximately 50% of the increase in the revenues from businesses is attributed to telecommunication services over our fiber network. Our consolidated revenues for the year ended December 31, 2009 includes revenues of NTS Communications, Inc., our wholly owned subsidiary ("NTS") of approximately $51,900,000 compared to our consolidated revenues for the year ended December 31,2008 which included NTS' revenues of approximately $52,300,000 from NTS' acquisition date, on February 26, 2008. We expect that the trends of decline in revenues from residential customer on our copper network and increase in revenues from business and revenues from services over our fiber network will continue in 2010.

Revenues in the United Kingdom for the year ended December 31, 2009 decreased 16.7% to $15,323,807 from $18,393,886 for the same period in 2008. During 2009 we experienced an average devaluation of 15.5% in the GBP against the U.S. dollar. When stated in its local currency, our revenues in the UK decreased 1.4% during year ended December 31, 2009 compared to the same period of last year.

Revenues in Israel for the year ended December 31, 2009 decreased 10.1% to $8,296,047 from $9,288,275 for the same period in 2008. During 2009 we experienced an average devaluation of 8.5% in the NIS against the U.S. dollar. When stated in its local currency, our revenues in the Israel decreased 1.7% during year ended December 31, 2009 compared to the same period of last year. The decrease in the reported revenues is a result of the termination of the marketing of certain calling cards in the Israeli market during the second quarter of 2009.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues for the year ended December 31, 2009, excluding reported non-recurring loss, decreased 4.4% to $45,067,148 from $47,132,313 for the same period in 2008. Cost of revenues as a percentage of revenues in the year ended December 31, 2009 increased to 53.0% from 52.2% in the same period in 2008.

Cost of revenues as a percentage of revenues in the United States in the year ended December 31, 2009 decreased to 54.4% from 56.5% in the same period in 2008 as a result of an increase in revenues generated by customers using our fiber network and businesses using our non-fiber network and a decrease in sales of low-margin products mainly to residential customers and to other carriers.

Cost of revenues as percentage of revenues in the UK for the year ended December 31, 2009, increased to 47.2% compared to 42.1% in the same period in 2008, as a result of an increase in the cost of traffic time and an increase in sales of products with lower margins.

Cost of revenues, excluding reported non-recurring loss, as a percentage of revenues in Israel in the year ended December 31, 2009 increased to 53.3% from 42.6% in the same period in 2008, as a result of an increase in the cost of traffic time and an increase in sales of products with lower margins.

Research and Development. Research and development expenses consist of labor costs of our research and development manager in the UK and other related costs and represent our product improvements efforts. Research and development expenses were $53,754 for the year ended December 31, 2009, which is a decrease of $6,340, or 10.6%, compared to our research and development costs of $60,094 during the year ended December 31, 2008. We estimate that research and development expenses will remain at or near the same level in 2010.

Marketing and Selling Expenses. Marketing and selling expenses consist primarily of commissions to agents and resellers. Other marketing and selling expenses are related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the year ended December 31, 2009, decreased 15.7% to $10,465,908 from $12,422,391 for the same period in 2008 mainly in Israel and UK. The decrease in the marketing and selling expenses of approximately $664,000 is attributed to a decline in advertising expenses in Israel and approximately $1,044,00 in commissions to agents and resellers in the UK. When stated in its local currency, our marketing and selling expenses in the UK for the year ended December 31, 2009 decreased by approximately $290,200 compared to the same period ended December 31, 2008.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel and legal, accounting and consulting fees. General and administrative expenses for the year ended December 31, 2009 decreased 1.9% to $25,238,174 from $25,720,376 for the same period in 2008, primarily due to a decrease in collection fees in Israel. Our consolidated general and administrative expenses for the year ended December 31, 2009 includes expenses of NTS of approximately $16,407,000 compared to our consolidated general and administrative expenses for the year ended December 31,2008 which included NTS' revenues of approximately $14,232,000 from NTS' acquisition date, on February 26, 2008.

Non- recurring Loss.In the fourth quarter of 2009, we performed our annual impairment test. We determined, based on the valuation conducted during the fourth quarter of 2009, that goodwill, acquired in acquisitions in the US was impaired. As a result, we recorded an expense item in the amount of approximately $21.1 million related to the impairment of goodwill. Indicators we considered important which could trigger an impairment include, but are not limited to, the continuing and accelerating deterioration of general economic conditions including shortfalls against our anticipated operating profitability resulted in lower expectations for growth and profitability in legacy copper network operation in future periods. In addition, we experienced a continued decline in our stock price reflecting a further reduction in a market fair value of our underlying reporting unit. During 2008 we recorded a non-recurring loss from financial, legal and accounting fees related to the termination of negotiation between Xfone 018, Tiv Taam Holdings 1 Ltd. and the management and employees of Tadiran Telecom-Communication Services In Israel - Limited Partnership for the acquisition of control over Tadiran Telecom-Communication Services In Israel - Limited Partnership.

Financing Expenses. Financing expenses, net, for the year ended December 31, 2009 increased to $4,110,052 from $2,862,132 for the same period in 2008. Financial expenses of approximately $2,000,000 during 2009 are related to the interest coupons payable semi-annually on our outstanding bonds. The linkage of the bonds to the Israeli Consumer Price Index resulted in an increase of approximately $1 million in the financing expenses during 2009. The remaining financial expenses of approximately $1,000,000 consists of interest expenses on our other interest bearing obligations.

BALANCE SHEET

Comparison of the balance sheet as of December 31, 2009 and December 31, 2008

Current Assets. Current assets amounted to $15,716,980 as of December 31, 2009, as compared with $18,302,134 as of December 31, 2008. The decrease in the current assets is mainly attributable to the decrease in accounts receivable in the US and Israel, as a result of the decrease in the revenues from other carriers in the US and a decrease in revenues from services for participants in a television call-in game show.

Fixed Assets. Fixed assets net, amounted to $54,244,335 as of December 31, 2009, as compared with $50,020,597 as of December 31, 2008. The increase is mainly attributed to the purchase of telecommunication equipment for our operations in the US, mainly for the build-out of our fiber network in Levelland.

Goodwill. Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Over the last five years we have completed several acquisitions in the US and UK which produced our goodwill asset. During the fourth quarter of 2009, in connection with the annual test of goodwill impairment, we identified an impairment of goodwill of $21.1 million. The impaired goodwill is related to the US segment and is mostly related to the legacy copper network. The outstanding goodwill of $5.6 million as of December 31, 2009, is identified with the UK segment.

Current Liabilities. As of December 31, 2009, current liabilities amounted to $28,981,564, as compared with $26,440,029 as of December 31, 2008. The increase in current liabilities is mainly attributed to utilization of bank credit line and notes from related parties to repay obligations under our Series A Bonds.

Long-term liabilities. As of December 31, 2009, long-term liabilities amounted to $29,934,641, as compared with $33,720,145 as of December 31, 2008. The decrease in long-term liabilities is mainly attributed to the repayment of the annual principal on our bonds and the repayment of notes payable which are offset by proceeds of $4,138,986 from notes payable from the United States Department of Agriculture in connection with the build-out of our fiber network in Levelland.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of December 31, 2009 amounted to $2,819,393, compared to $3,078,474 as of December 31, 2008, a decrease of $259,081. Net cash provided by operating activities in the year ended December 31, 2009, was $5,572,918 compare to $3,400,256 which were provided by operating activities in the year ended December 31, 2008. The increase in cash flow from operating activities is mostly related to a $3.3 million non-recurring cash payment to MCI WorldCom (currently operating as "Verizon Business") in April 2008. Cash used for investing activities in the year ended December 31, 2009 was $7,539,319, and is attributable to the purchase of fixed assets. Net cash provided by financing activities for the year ended December 31, 2009 was $1,721,149, and is primarily attributable to repayment of the annual principal bonds and repayment of notes payable to banks. The cash used for financing activity was offset by proceeds from notes payable from the United States Department of Agriculture, increase in short-term credit line from a commercial bank and notes payable from related parties.

Our capital investments are primarily for the purchase of equipment and software for services that we provide or intend to provide.

Capital lease obligations: We are the lessee of switching and other telecom equipment under capital leases expiring on various dates from 2010 through 2012.

As of December 31, 2009, we reported a working capital deficit of $15,388,200 compared to a deficit of $8,137,895 on December 31, 2008. In order to overcome the deficit in our working capital, our management took the following actions: (i) On January 29, 2010, we entered into an agreement with Mr. Keinan and AMIT K LTD, a company registered in England & Wales which is wholly owned and controlled by Mr. Keinan to divestiture our UK operations. The divestiture of the UK operations for a value of approximately $4,500,000 in total proceeds and future savings. Upon the approval of the transaction to divestiture the UK operations by our shareholder, we will be immediately relieved from short-term notes of approximately $1,700,000; (ii) On March 2, 2010, we signed a non-binding memorandum of understanding (the “MoU”) for the sale of our holdings in Xfone 018 to Marathon Telecom. The MoU provides for an all cash transaction; (iii) On March 23, 2010, we entered into a securities purchase agreement with Burlingame Equity Investors, LP for the issuance of our common shares, a senior promissory note and warrants to purchase our common stock, for an aggregate consideration of $6,000,000; (iv) On March 23, 2010, we entered into a securities purchase agreement with certain investors affiliated with Gagnon Securities LLC, an existing shareholder, for the issuance of our common stock for an aggregate consideration of $575,000; and (v) as of December 31, 2009 our current liabilities include short-term credit line and notes payable of approximately $5,600,000 with our commercial bank. We are negotiating the renewal of the notes and the credit line with the bank and we believe that upon resolution of the negotiation we will repay most of the amount after December 31, 2010.

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of December 31, 2009.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic credit facility	$3,497,261	$3,497,261	-	-	$-
Foreign Credit line	1,089,840	1,089,840	-	-	-
Domestic Note Payable	2,086,431	2,086,431	-	-	-
Foreign bank loan	120,758	101,061	19,697	-	-
Minority Partner Loan	272,671	-	272,671	-	-
Notes payable form related parties	1,934,000	1,934,000	-	-	-
Other notes payable	443,014	377,756	56,316	8,942	-
Notes Payable from the United States Department of Agriculture	5,574,100	263,068	606,910	606,910	4,097,212
Bonds	21,724,660	3,620,777	7,241,553	7,241,553	3,620,777
Capital leases	523,981	267,191	256,790	-	-
Operating leases	7,701,486	2,509,459	4,090,560	1,101,467	-

Total contractual cash obligations	$44,968,202	$15,746,844	$12,544,497	$8,958,872	$7,717,989

We believe that funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities or we are unable to to renew and extend a portion of our short-term credit line and notes payable, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that we will be able to meet our liquidity needs for at least the next 12 months, no assurance can be given that we will be able to do so.

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

On November 4, 2008, we filed a public prospectus (the “Prospectus”) with the Israel Securities Authority (the “ISA”) and the Tel Aviv Stock Exchange ("TASE") for listing of the Bonds for trading on the TASE.  On November 11, 2008 (the “Date of Listing”), the Bonds commenced trading on the TASE. From the Date of Issuance until the Date of Listing, the Bonds accrued annual interest at a rate of 9%. As of the Date of Listing, the interest rate for the unpaid balance of the Bonds was reduced by 1% to an annual interest rate of 8%

The Bonds may only be traded in Israel.  The Bonds were rated A3 by Midroog Limited, an Israeli rating company which is a subsidiary of Moody’s Investor Services. On February 19, 2009, Midroog filed its annual monitoring report (the “Monitoring Report”) with the Tel-Aviv Stock Exchange. According to the Monitoring Report, Midroog’s rating committee reaffirmed the A3 rating assigned to the Bonds. However, the rating committee decided on a negative outlook on the rating of the Bonds, largely, but not exclusively, due to the increase of the risk level in the business environment in which we operate, resulting from the increasing recession in the United States and the threat it poses on our business, since our core activity is based in the U.S.  While the Monitoring Report recognizes that we show relative stability in our financial results and adherence to our expected cash flow coverage ratios, it cites our currency exposure resulting from the New Israeli Shekel index-linked bonds in relation to the U.S. dollar, which is our major activity currency. On October 26, 2009, Midroog announced a rating downgrade to our series A bonds from A3 to Baa1 and is maintaining the negative outlook. According to the rating report, the rating downgrade reflects a continued downtrend in the Xfone's revenues, erosion in operating cash flow and coverage ratios, and a significant discrepancy between the level of cash flow and coverage ratios observed at the time of the initial rating and those presently observed. Midroog is maintaining the negative outlook on the rating due to the Company's relatively low liquidity, weak free cash flow and lack of a substantial volume of unused credit facilities. On December 30, 2009, Midroog filed a monitoring report with the TASE announcing the inclusion of the rating of the bond in its watch list with a negative outlook. According to the report Midroog will examine the rating with respect to our ability to repay the full payment due on December 1, 2009, and our future liquidity.

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

On December 1, 2008, we borrowed 400,000 NIS (approximately $105,208) (the “Loan”) from an individual lender unrelated to the Company pursuant to a Loan Agreement entered into on the same date, for general working capital purposes and/or for our repurchase of the Bonds.  The original terms of the Loan required the repayment of the Loan in no later than 12 months from the date of the Loan, or December 1, 2009, however, the maturity of the loan was extended to 2010. The Loan bears interest at an annual rate of 8% and is (including any interest accrued thereon) linked to the Israeli Consumer Price Index. The interest is payable quarterly, at the end of each three-month period, commencing from the Loan date and continuing until the Loan is fully repaid. As of December 31, 2009, the outstanding balance of the Loan was $71,139.

We have a credit facility from Bank Leumi (UK) plc (“Bank Leumi”), of up to £150,000 ($241,373), which we obtained on November 26, 2008 for general working capital purposes (the “Credit Facility”). The Credit Facility is secured by a bank guarantee given to Bank Leumi by FIBI London. The guarantee is based upon a £150,000 deposit by Iddo Keinan, son of Abraham Keinan, our Chairman of the Board, and employee of our wholly-owned UK based subsidiary, Swiftnet Limited, with FIBI London.  The Credit Facility bears interest at a rate based on the London Interbank Offered Rate (“LIBOR”), plus one percent per annum, payable at the end of each three-month interest period. If we were to draw funds in excess of the agreed £150,000 amount without prior consent of Bank Leumi, we will be charged interest at the Base Rate, which is currently 5.5% plus 5% per annum for Sterling balances. On January 29, 2010, we entered into an agreement (the “Purchase Agreement”) with Mr. Keinan and AMIT K LTD, a company registered in England & Wales which is wholly owned and controlled by Mr. Keinan (“Buyer”), pursuant to which Mr. Keinan, through Buyer, agreed to purchase from us, and we agreed to sell, 100% of the entire issued share capital of Swiftnet Limited, Auracall Limited, Equitalk.co.uk Limited, Story Telecom, Inc. and Story Telecom Limited (the “UK Subsidiaries”), which we own (the “Transaction”). The consideration of the Transaction included, among other things, full redemption by Buyer and/or Mr. Keinan of the Credit Facility thereby releasing us from our obligation to Bank Leumi (UK) Plc.

On December 1, 2009, we issued a series of promissory notes in the aggregate amount of approximately $875,000 to various lenders who are either affiliates of ours or people related to certain affiliates and/or business partners of ours.  The notes bear interest at rates between 0% and 10% and mature between one month and one year from issuance.  Certain of the notes are prepayable and contain no prepayment penalties.  A one month note in the amount of approximately $133,000 bears no interest unless it is not paid at maturity and then such loan bears interest at 2% per month until repaid.  The notes are guaranteed by certain of our subsidiaries.  The proceeds of the notes were utilized to repay obligations under our Series A Bonds. As of December 31, 2009, the outstanding balance of these notes was $541,707.

On December 10, 2009, we entered into a Loan Agreement as guarantor, with (i) Swiftnet Limited, our wholly owned United Kingdom subsidiary, as borrower; (ii) Iddo Keinan, as lender; and (iii) our other wholly owned UK Subsidiaries: (a) Auracall Limited, (b) Equitalk.co.uk Limited, and (c) Story Telecom Limited. Pursuant to the Agreement, Iddo Keinan agreed to extend to the Swiftnet Limited a loan in the amount of £860,044.58 ($1,471,108) no later than December 10, 2009. The loan was advanced as bridge funding of the payment of amounts due on our Series A Bonds. The loan is to be repaid no later than May 30, 2010. The loan shall bear interest of 1.3% per month charged on the total amount of the Iddo Keinan’s loan. In consideration for the loan, the following was granted as security in favor of the lender:

1.  Security interest in: (i) 51% of each of the Class A shares and Class B shares of the Swiftnet; (ii) 51% of the issued share capital of Equitalk; (iii) 100% of the issued share capital of Auracall; (iv) 100% of the issued share capital of Story Telecom;

2. Debentures over the entire assets of the Swiftnet and each UK Subsidiary.

3. Security interest in any proceeds of a sale of the Company's interest in the capital stock of Xfone 018, Ltd., in an amount equal to the amount of the Loan.

On March 23, 2010, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame Equity Investors, LP (“Burlingame”), for the issuance of the following securities of the Company for an aggregate purchase price of $6,000,000:

 (1) A senior promissory note in the aggregate principal amount of $3,500,000, maturing on March 22, 2012.  Interest accrues at an annual rate of 10% and is payable quarterly. The note ranks pari passu in rights of liquidation with our Series A Bonds.

(2) 2,173,913 shares of the Company’s common stock at a price of $1.15 per share for a total purchase price of $2,500,000.

 (3) A warrant to purchase 950,000 shares of our Common Stock, which shall be exercisable at a price of $2.00 per share for a period of 5 years. The number of shares issuable upon exercise of the Warrant, and/or the applicable exercise price, may be proportionately adjusted in the event of a stock dividend, distribution, subdivision, combination, merger, consolidation, sale of assets, spin-off or similar transactions.

Following the execution of the Purchase Agreement, the transaction was consummated, and Burlingame paid the Purchase Price and we delivered the Note to Burlingame. We have authorized the issuance of the shares and the Warrant, and they will be issued and delivered to Burlingame upon receipt of approval of the listing for trading of the shares and the shares underlying the warrant on the NYSE Amex LLC and the Tel Aviv Stock Exchange Ltd. We intend to use the net proceeds from the transaction for working capital purposes.
On March 23, 2010, we entered into a Subscription Agreement with certain investors affiliated with Gagnon Securities LLC, an existing shareholder (collectively, “Gagnon”), for the issuance of 500,000 Common Stock at a purchase price of $1.15 per share for an aggregate purchase price of $575,000. We have authorized the issuance of the shares and we will issue and deliver them to Gagnon upon receipt of approval of the listing for trading of the shares on the NYSE Amex LLC and the Tel Aviv Stock Exchange Ltd. We intend to use the net proceeds from the transaction for working capital purposes.

US subsidiaries

Our U.S. subsidiary, Xfone USA, Inc., has certain loan facilities with certain liens on our fixed assets in the form of installment loan agreements. The total aggregate amount of these loans as of December 31, 2009 is $37,346.

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

Our U.S subsidiary, NTS Communications, Inc., has a $2,000,000 revolving line of credit with a commercial bank.  The facility is secured by an assignment of all NTS's trade accounts receivable.  The credit line bears interest at a rate equivalent to Wall Street Journal Prime. The credit line matures on April 27, 2010 and negotiations for its renewal have not been completed as of the report date. At December 31, 2009, the total amount advanced was $1,542,690. A related installment note in the original amount of $2,000,000 was executed on April 27, 2009. This note reduced the nominal and funded balance of the previous $4,000,000 line of credit. The installment note, which matures May 25, 2010, bears interest at Wall Street Journal Prime rate and is payable in monthly installments of $61,212.

Our U.S subsidiary, NTS Communications, Inc., has secured a loan from a commercial bank on September 18, 2007 in the original amount of $2,500,000 which was to be repaid on the following terms: 12 monthly payments of accrued interest only beginning October 18, 2007, followed by 23 monthly payments of $29,762 plus any accrued interest and a 24th and final payment of all unpaid principal and accrued interest due, on or before September 18, 2010. The loan bears interest at a rate equivalent to Wall Street Journal Prime. The loan is secured by fixed assets. The total aggregate amount of these loans as of December 31, 2009 is $2,086,431.

NTS Telephone Company, LLC, a wholly owned subsidiary of NTS Communications, Inc., has received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principle of the RUS loan is repaid monthly starting one year from the advance date until full repayment after 17 years from advance date. The loan bears interest at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. Advances are provided as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The note is non-recourse to NTS and all other NTS subsidiaries and is secured by NTS Telephones assets which were $8.3 million at December 31, 2009. As of December 31, 2009, the annual average weighted interest rate on the outstanding advances was 3.74%. The total aggregate amount of these loans as of December 31, 2009 is $5,574,100.

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

On March 16, 2009, Xfone 018 assigned to the bank, by way of pledge, its rights pursuant to the agreement with the credit company Poalim Express Ltd. On March 17, 2009, Xfone 018 received the bank's approval for an increase in its short-term credit line to a total facility of 5,250,000 NIS ($1,390,728). Xfone 018 undertook to comply, as of March 31, 2009, with certain covenants concerning its capital and the annual ratio between its total liabilities and EBITDA.

On March 26, 2009 we received the bank's confirmation according to which the following guarantees are waived: (a) subordination of a Term Note of $800,000; (b) a pledge on 1,000,000 shares of common stock of the Company owned by Mr. Keinan, and an undertaking to provide Bank Hapoalim with an additional financial guarantee of up to $500,000 under certain circumstances; and (c) subordination of the Minority Partner Loan.

As of December 31, 2009, Xfone 018 has a balance due of 3,200,000 NIS ($847,682) under the foregoing credit facility and a balance of 225,080 NIS ($59,624) under the foregoing long-term facility.

According to an agreement between us, Xfone 018 Ltd. and our 26% minority interest partner in Xfone 018 (the “Minority Partner”), in 2004 the Minority Partner provided in 2004 a bank guarantee of 10,000,000 NIS ($2,649,006) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee we gave in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the agreement, we agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge. On March 26, 2009, a payment of NIS 380,162 ($89,958) was made to the Minority Partner as consideration for interest expense imposed on the Minority Partner in connection with providing the bank guarantee.

According to the above-mentioned agreement with the Minority Partner, during the fourth quarter of 2004, the Minority Partner provided in the fourth quarter of 2004, a shareholder loan of approximately $400,000 to Xfone 018 (the “Minority Partner Loan”). The Minority Partner Loan was established for four years, unless otherwise agreed between the parties, with annual interest of 4% and linkage to the Israeli consumer price index. On March 26, 2009, a repayment, by way of off set, of NIS 995,433 ($235,550) was made to the Minority Partner in connection with the Minority Partner Loan. As of December 31, 2009, the balance of the Minority Partner Loan is 1,029,332 NIS ($272,193).

On November 5, 2007, Bank Hapoalim B.M. in Israel provided a bank guarantee of 322,500 NIS ($78,486) to the Ministry of Communications of the State of Israel in connection with a November 7, 2007 license to commence an experimental deployment of Local Telephone Services utilizing Voice over Broadband (VoB) technology, which was granted to Xfone 018. In connection with the bank guarantee, Xfone 018 executed an indemnification agreement in favor of Bank Hapoalim. The bank guarantee expired on February 28, 2010.

On May 12, 2009, Bank Hapoalim B.M. in Israel provided a bank guarantee of 202,000 NIS ($49,160) to the Ministry of Communications of the State of Israel in connection with Xfone 018’s application for a license to commence an experimental deployment of Local Telephone Services utilizing Voice over Cellular (VOC) technology. The bank guarantee will expire on November 14, 2010.

On December 11, 2008, we signed a Letter of Guarantee (the “Guarantee”), pursuant to which the Company agreed to guarantee the obligations of Xfone 018 under a certain contract dated March 13, 2008 (the “Contract”), entered into by and between Xfone 018 and Tikshoov Digital Ltd. (“Tikshoov”) and a certain Agreement dated December 11 2008, entered into by and between Xfone 018 and Tikshoov (the “Agreement”).  Pursuant to the Contract, Xfone 018 provides telephone services to Tikshoov for participants in a television call-in game show. Xfone 018 collects the telephone service fees from the participants and delivers the fees to Tikshoov, after deducting applicable monthly fees and costs.  Pursuant to the Guarantee, if for any reason Xfone 018 fails to comply with its obligations under the Contract and pursuant to the Agreement in whole or in part, we will pay to Tikshoov directly any amounts due and outstanding.  We have agreed to make any payments pursuant to the Guarantee within three (3) business days upon Tikshoov's first demand, without deducting any amounts that we may claim from Tikshoov and free of any taxes or withholdings.  The Guarantee terminates and becomes null and void upon the full satisfaction of Xfone 018's obligations. As of December 31, 2009, Xfone 018 owed an amount of NIS 358,698 ($ 94,894) to Tikshoov. The amount was paid in full on February 1, 2010.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

18.0% and 9.8% of our revenues in the 2009 were derived from our U.K. and Israeli operations, respectively, compared to 20.4% and 10.2% in the same period, in 2008. In 2009, approximately 35.1% of the direct traffic costs in Israel were in GBP and the rest were in NIS compared to 37.4% in the same period in 2008. We believe that the U.S. and Israeli portions of our revenues will increase in 2010.

For continuing transactions made in currencies other then US dollar, we use a current conversion rate. For non-contingent past transactions made in currencies other then US dollar, we use the conversion rate of the time of transaction.

Our revenues and costs of revenues are mainly in U.S. dollars.

Most of our assets, liabilities (except the Bonds), revenues and expenditures are in U.S. dollars. The remainder of the assets, liabilities, revenues and expenditures are in GBP and NIS. We anticipate that the portion of U.S. dollars will continue to grow and the portion of GBP and NIS will decline.

Notwithstanding having our Bonds stated in NIS and linked to the Israeli Consumer Price Index, during 2009, the revaluation of the NIS in relation with the U.S. dollar and the inflation increased our outstanding debt by approximately $187,000 and $950,000 respectively. We may use foreign currency exchange contracts and other derivatives instruments to be the appropriate tool for managing such exposure.

Inflation in any of the countries where we operates would affect our operational results if we will not be able to match our revenues with growing expenses caused by inflation.

New Accounting Pronouncements

See “New Accounting Pronouncements” set forth in Note 2 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K, for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

Critical Accounting Policies and Estimates

The significant accounting policies of the Company are described in Note 2 to the consolidated financial statements and have been reviewed with the audit committee of our Board of Directors. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.

Certain accounting estimates and assumptions are particularly sensitive because of their importance to the consolidated financial statements and possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions are described below.

Revenue Recognition

We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided.

We believe that the accounting estimates related to deferred services are “critical accounting estimates” because of their importance to the consolidated financial statements.

Accounts Receivable Reserves

This reserve is an estimate of the amount of accounts receivable that are uncollectible. The reserve is based on a combination of specific customer knowledge, general economic conditions and historical trends. Management believes the results could be materially different if economic conditions change for our customers.

Goodwill and Intangible Assets

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of goodwill and intangible assets, including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates. The Company recognized impairment charges for goodwill during fiscal 2009. However, the Company assessed that other intangible assets are not impaired. Management believes that based on cost reduction actions and estimated revenue growth and margin improvement initiatives, the Company will have cash flows that support the value of goodwill and intangible assets. While the Company currently believes the expected cash flows from these assets exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if the Company no longer believes it will achieve its long-term projected sales or operating expenses, the Company may conclude in connection with any future impairment tests that the estimated fair value of its goodwill, including intangible assets, are less than the book value and recognize an impairment charge. Such impairment would adversely affect the Company’s earnings.

Long-lived Assets

The carrying value of long-lived assets is periodically assessed to insure their carrying value does not exceed their estimated net realizable future value. This assessment includes certain assumptions related to future needs for the asset to help generate future cash flow. Changes in those assessments, future economic conditions or technological changes could have a material adverse impact on the carrying value of these assets.

Deferred Taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Actual future operating results, as well as changes in our future performance, could have a material adverse impact on the valuation reserves.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Xfone, Inc. and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009
CONTENTS

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Xfone, Inc.

We have audited the accompanying consolidated balance sheet of Xfone, Inc. as of December 31, 2009, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, and based on that of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xfone, Inc. as of December 31, 2009, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP
Baker Tilly Virchow Krause, LLP
Minneapolis, Minnesota
March 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Xfone, Inc.

We have audited the accompanying consolidated balance sheet of Xfone, Inc. as of December 31, 2008, and the related consolidated statements of operations, changes in shares' equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Xfone 018, Ltd., a 69% owned subsidiary, which statements reflect 4.7% of total consolidated assets as of December 31, 2008 and 10.2% of consolidated revenues for the year ended December 31, 2008. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Xfone 018, Ltd. as of December 31, 2008  and for the year then ended is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, and based on that of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xfone, Inc. as of December 31, 2008, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP
Stark Winter Schenkein & Co., LLP
Denver, Colorado
March 31, 2009 except for Note 19 dated April 29, 2009

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Xfone 018 Ltd.

We have audited the accompanying balance sheet of Xfone 018 Ltd. ("the Company") as of December 31, 2008 and the related statements of operations, shareholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the result of the operations, shareholders' equity (deficiency) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.
Yarel + Partners C.P.A (Isr.) /s/ Yarel + Partners
Tel-Aviv, Israel March 31, 2009 except for Note 19 dated April 29, 2009	An Independent Member of BKR International

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

CURRENT ASSETS:

Cash	$2,819,393	$3,078,474
Accounts receivable, net	5,671,362	7,834,003
Prepaid expenses and other receivables	4,175,791	4,291,637
Deferred taxes	727,426	2,795,473
Inventory	199,392	302,547

Total current assets	13,593,364	18,302,134

BONDS ISSUANCE COSTS, NET	1,725,705	1,696,278

OTHER LONG-TERM ASSETS	956,093	474,408

FIXED ASSETS, NET	54,244,335	50,020,597

OTHER ASSETS, NET	2,313,985	3,051,839

GOODWILL	5,641,800	27,413,481

Total assets	$78,475,282	$100,958,737

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$7,415,417	$5,295,014
Short-term notes from related parties	1,934,000	-
Trade payables	9,829,438	9,689,330
Other liabilities and accrued expenses	5,898,372	7,674,870
Current maturities of obligations under capital leases	267,191	288,688
Current maturities of bonds	3,637,146	3,492,127

Total current liabilities	28,981,564	26,440,029

DEFERRED TAXES, NET	3,927,119	6,216,910

NOTES PAYABLE FROM THE UNITED STATES DEPARTMENT OF AGRICULTURE	5,311,032	1,404,971

NOTES PAYABLE, NET OF CURRENT MATURITIES	357,626	2,708,122

BONDS PAYABLES, NET OF CURRENT MATURITIES	17,510,812	20,062,127

OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT MATURITIES	256,790	307,596

OTHER LONG-TERM LIABILITIES	293,953	537,252

SEVERANCE PAY	153,693	122,362

Total liabilities	56,792,589	57,799,369

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value: 75,000,000 shares authorized at December 31, 2009; 18,376,075 issued and outstanding at December 31, 2009 and 2008	18,376	18,376
Additional paid-in capital	43,362,217	42,772,998
Foreign currency translation adjustment	(2,860,983)	(2,953,651)
Retained earnings (deficit)	(19,072,582)	3,106,850

Total shareholders' equity	21,447,028	42,944,573

Non – Controlling interest	235,665	214,795

Total Equity	21,682,693	43,159,368

Total liabilities and shareholders' equity	$78,475,282	$100,958,737

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended
	December 31,
	2009	2008

Revenues	$85,029,883	$90,338,980
Cost of revenues	45,067,148	47,132,313
Non – recurring loss from distribution of calling cards in Israel	506,176	-

Gross profit	39,456,559	43,206,667

Operating expenses:
Research and development	53,754	60,094
Marketing and selling	10,465,908	12,422,391
General and administrative	25,238,174	25,720,376
Non- recurring loss	21,441,485	189,610

Total operating expenses	57,199,321	38,392,471

Operating profit (loss)	(17,742,762)	4,814,196

Financing expenses, net	(4,110,043)	(2,862,132)
Other expenses	(475,531)	(296,721)

Income (loss) before taxes	(22,328,336)	1,655,343

Tax benefit	169,774	613,879

Net income (loss)	(22,158,562)	2,269,222

Less: Net (income) attributed to non-controlling interest	(20,870)	(221,985)

Net income (loss) attributed to shareholders	$(22,179,432)	$2,047,237

Basic net income (loss) per share	$(1.207)	$0.116

Diluted net income (loss) per share	$(1.207)	$0.116

Weighted average number of shares used for computing:
Basic income (loss) per share	18,376,075	17,624,249

Diluted income (loss) per share	18,376,075	17,624,249

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME For the years ended December 31, 2008 and 2009

	Number of Ordinary Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Non – Controlling Interest	Total Equity

Balance at January 1, 2008	13,467,928	$13,468	$26, 199,830	$(1,564,814)	$1,059,613	(7,190)	$25,700,907
Issuance of stock options	-	-	1, 412,507	-	-	-	1,412,507
Equity-based compensation expenses resulting from ASC 718-10-35	-	-	655,165	-	-	-	655,165
Stock issued during the period, net of
of issuance expenses :
For cash	2,600,000	2,600	8,029,901	-	-	-	8,032,501
For acquisitions	2,366,892	2,367	6,461,169	-	-	-	6,463,536
Exercise of options	4,105	4	14,363	-	-	-	14,367
Shares cancelled	(62,850)	(63)	63	-	-	-	-

Currency translation	-	-	-	(1,388,837)	-	-	(1,388,837)
Net income	-	-	-	-	2,047,237	221,985	2,269,222
Total comprehensive income							880,385

Balance at December 31, 2008	18,376,075	$18,376	$42,772,998	$(2,953,651)	$3,106,850	$214,795	$43,159,368

Balance at January 1, 2009	18,376,075	$18,376	$42,772,998	$(2,953,651)	$3,106,850	214,795	$43,159,368
Equity-based compensation expenses resulting from ASC 718-10-35	-	-	589,219	-	-	-	589,219

Currency translation	-	-		92,668	-	-	92,668
Net income (loss)	-	-	-	-	(22,179,432)	20,870	(22,158,562)
Total comprehensive income (loss)							(22,065,894)

Balance at December 31, 2009	18,376,075	$18,376	$43,362,217	$(2,860,983)	$(19,072,582)	$235,665	$21,682,693

Equity-based compensation expenses resulting from SFAS 123(R)

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2009	2008
Cash flow from operating activities:
Net income (loss)	$(22,158,562)	$2,269,222
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,335,820	3,979,915
Compensation in connection with the issuance of warrants and options issued for professional services	589,219	655,165
Impairment of goodwill	21,147,745	-
Accrued interest and exchange rate on bonds	1,203,995	(2,843,410)
Gain on the disposal of fixed assets	(9,314)	-
Decrease in account receivables	2,839,440	530,744
Increase (decrease) in bad debt provision	(535,148)	241,277
Decrease in inventories	103,155	58,833
Decrease (increase) in long-term receivables	(480,207)	54,091
Decrease (increase) in bonds issuance expenses, net	(29,427)	330,924
Decrease in prepaid expenses and other receivables	229,040	1,015,215
Decrease in long-term liabilities	(237,427)	-
Increase in trade payables	5,447	2,420,775
Decrease in accrual for non-recurring loss	-	(3,689,394)
Decrease in other liabilities and accrued expenses	(1,273,267)	(1,159,826)
Increase (decrease) in severance pay	29,445	(27,973)
Decrease in deferred taxes	(232,036)	(435,302)

Net cash provided by operating activities	5,527,918	3,400,256

Cash flow from investing activities:
Proceeds from short-term deposit	-	27,467,049
Purchase of equipment	(4,227,722)	(6,623,338)
Purchase of equipment for the project under the United States Department of Agriculture	(3,321,325)	(1,823,058)
Non recurring acquisition expenses	-	(189,610)
Change in long- term receivables	-	493,752
Proceeds from disposal of fixed assets	9,728	-
Acquisition of minority interest in Story Telecom, Inc.	-	(690,207)
Acquisition of NTS Communications, Inc. including acquisition costs	-	(38,640,829)

Net cash investing activities	(7,539,319)	(20,006,241)

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2009	2008

Cash flow from financing activities:
Repayment of long-term loans from banks and others	(1,714,333)	(2,044,053)
Increase (decrease) in capital lease obligation, net	(265,782)	203,490
Increase (decrease) in short-term bank credit, net	2,605,691	4,069,338
Proceeds from long-term loans from banks	566,878	3,143,525
Proceeds from long-term loan from the United States Department of Agriculture	4,138,986	-
Repayment of principal and interest on bonds	(3,610,291)	(3,318,309)
Repayment of convertible notes	-	(914,942)
Proceeds from exercise of options	-	14,368
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	-	14,496,038
Net cash provided by (used in) financing activities	1,721,149	15,649,455

Effect of exchange rate changes on cash and cash equivalents	31,171	(1,800,604)
Net (decrease) in cash and cash equivalents	(259,081)	(2,757,134)

Cash and cash equivalents at the beginning of year	3,078,474	5,835,608
Cash and cash equivalents at the end of year	$2,819,393	$3,078,474

Supplemental disclosure of cash flows activities:

Cash paid for:

Interest	$2,509,983	$3,065,042

Taxes	$456,681	$2,262

Non-cash transactions:

Acquisition of assets and liabilities of Cybergate, Inc.	$-	$500,000

Purchase of fixed assets via capital lease	$191,813	$-

Capitalization of finance expenses related with acquisition costs of NTS Communications	$-	$955,016

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

Note 1 - Organization and Nature of Business

A.
Xfone, Inc. ("Xfone" or "the Company") was incorporated in Nevada, U.S.A. in September 2000 and is a holding and managing company providing voice, video and data telecommunications services, including: local, long distance and international telephony services; video; prepaid and postpaid calling cards; cellular services; Internet services; messaging services (Email/Fax Broadcast, Email2Fax and Cyber-Number); and reselling opportunities, with operations in the United States, United Kingdom and Israel. Xfone serves customers worldwide.

Xfone's holdings in subsidiaries as of December 31, 2009 were as follows:

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

Subsequent December 31, 2009, the Company’s board of directors made a strategic decision to concentrate on its operations in the U.S.  As a result of this decision, the Company has decided to discontinue its operations in the U.K. and Israel.

On January 29, 2010, the Company entered into an agreement (the “Agreement”) with Abraham Keinan, a significant shareholder and Chairman of the Board of the Company (“Keinan”), and AMIT K LTD, a company registered in England & Wales which is wholly owned and controlled by Keinan (“Buyer”), for the sale of Swiftnet, Auracall, Equitalk and Story Telecom (the “UK Subsidiaries”), which Xfone owns (the “Transaction”). Pursuant to the Agreement, the consideration to be paid by Buyer and/or Keinan to Xfone shall be comprised of the following three components:

1. A release of the Company from the repayment of Iddo Keinan's Loan (see also note 8).
2. A release of the Company from its obligation to Bank Leumi (UK) Plc. for of £150,000 ($241,373), thereby releasing the Company from its obligation to Bank Leumi (UK) Plc.

3. An annual earn-out payment over the following years beginning on the consummation of the Transaction. The aggregate Earn-Out Payments shall be equal to but shall not exceed $1,858,325 in the aggregate.

The Closing of the Transaction is subject to approval by the holders of a majority of the Company’s common stock entitled to vote, which shall be obtained at a special meeting of the Company’s shareholders to be held not later than July 31, 2010.

On March 2, 2010, a non-binding memorandum of understanding (the “MoU”) was entered into by and among the Company, its 26% minority interest partner (the “Minority Partner”) in Xfone 018 and Marathon Telecom Ltd. (“Marathon Telecom”), for the sale by the Company and the Minority Partner of their aggregate holdings (95%) in Xfone 018 to Marathon Telecom. The MoU provides for an all cash transaction.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

Note 1 - Organization and Nature of Business (Cont.)

B.
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

On December 28, 2009, we and the NTS Sellers entered into a certain General Release and Settlement Agreement in order to resolve all issues related to the calculation and determination of the final purchase price of the NTS Purchase Agreement, including all issues which have been the subject of a proposed arbitration between the parties (hereinafter referred to as the “Disputed Issues”) by compromise and settlement.  As consideration for this settlement, the Company agreed to pay to the NTS Sellers a total of $310,000.

Xfone, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

Note 1 - Organization and Nature of Business (Cont.)

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of February 26, 2008:

NTS Communications, Inc.
Current assets, excluding cash acquired	$5,913,441
Fixed assets	39,631,997
Total assets acquired	45,545,438

Current liabilities	8,076,113
Long-term liabilities	9,317,151
Total liabilities assumed	17,393,264

Net assets acquired	$28,152,174

Acquired net assets (100%)	$28,152,174

Purchase price:
Cash paid, net(*) (**)	$34,182,988
Fair market value of stock and options issued	1,412,507
Acquisition costs	4,081,154
Total	39,676,649

Customer relationship	2,344,000

License	250,000

Goodwill	$8,930,475

(*) Includes $6,485,284 that was received for the issuance of 2,366,892 shares of the Company's common stock.
(**) On December 28, 2009, the Company and the NTS Shareholders entered into a Settlement Agreement in order to resolve all issues related to the calculation and determination of the final purchase price of NTS. As consideration of the settlement the Company paid in January 2010 to NTS shareholders a total of $310,000.  The Company reserved for the full amount of the aforesaid disputed issues and as a result of the settlement it had reversed the excess portion of the reserve over the settled amount. As a result, the purchase price of NTS was reduced by the excess portion of the reserve at the amount of $677,680.

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of NTS had occurred as of January 1, 2008:

Year ended December 31, 2008
Net revenues	$100,432,212

Net profit	$3,480,546

Net profit per share:
Basic and diluted	$0.19

Net profit per share:
Basic and diluted	18,397,781

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of the results that would have occurred had the acquisition occurred as of January 1, 2008, nor are they necessarily indicative of the results that may occur in the future.

C.
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

D. Liquidity
As of December 31, 2009, the Company reported a working capital deficit of $15,388,200 compared to a deficit of $8,137,895 on December 31, 2008. In order to overcome the deficit in the Company's working capital, the Company's management took the following actions: (i) On January 29, 2010, the Company entered into an agreement with Mr. Keinan and AMIT K LTD, a company registered in England & Wales which is wholly owned and controlled by Mr. Keinan to divestiture its UK operations for a value of approximately $4,500,000 in total proceeds and future savings. Upon the approval of the transaction to divestiture the UK operations by the Company's shareholder, The Company will be immediately relieved from short-term notes of approximately $1,700,000; (ii) On March 2, 2010, the Company signed a non-binding memorandum of understanding (the “MoU”) for the sale of its holdings in Xfone 018 to Marathon Telecom. The MoU provides for an all cash transaction; (iii) On March 23, 2010, the Company entered into a securities purchase agreement with Burlingame Equity Investors, LP for the issuance of its common shares, a senior promissory note and warrants to purchase its common stock, for an aggregate consideration of $6,000,000; (iv) On March 23, 2010, the Company entered into a securities purchase agreement with certain investors affiliated with Gagnon Securities LLC, for the issuance of its common stock for an aggregate consideration of $575,000; and (v) as of December 31, 2009 the Company's current liabilities includes short-term credit line and notes payable of approximately $5,600,000 with the Company's commercial bank. The Company's management is negotiating the renewal of the notes and the credit line with the bank and it believes that upon resolution of the negotiation the Company will repay most of the amount after December 31, 2010.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

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

C.	Subsequent events

The Company evaluates events occurring after the date of the financial statements for events requiring recording or disclosure in the financial statements.

D.	Cash and cash equivalents

Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

E.	Restricted cash

At December 31, 2007 restricted cash include proceeds from the issuance of securities to Israeli institutional investors, for total gross proceeds of NIS 100,382,100 (approximately $25,562,032) par value bonds (Series A). The proceeds were invested in weekly interest-bearing deposits and were transferred to the Company's control upon the fulfillment of the following conditions: (i) that the Company raised an aggregate of at least $20.0 million in equity financings; and (ii) that the conditions for the consummation of the acquisition of NTS Communications, Inc. had been met. These conditions were satisfied during February 2008.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008
Note 2 - Significant Accounting Policies (Cont.)

F.	Accounts Receivable

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

Accounts receivable are presented net of an allowance for doubtful accounts of $716,798 and $1,251,946 at December 31, 2009 and 2008, respectively.

G.	Inventories

Inventory consists primarily of fiber optic equipment and telephone equipment to be installed at the Company's customers, which is carried at the lower of cost (determined principally on either an average cost or first-in, first-out basis) or market.

H.	Fixed Assets

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

Property and equipment of the Company and its subsidiaries are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

As of December 31, 2009 and 2008, no impairment losses were identified for property and equipment.

Depreciation expenses amounted to $3,608,984 and $3,319,725 for the years ended December 31, 2009 and 2008, respectively.

The Company charges the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, principally to cost of revenues as these costs are incurred.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

Note 2 - Significant Accounting Policies (Cont.)

I.	Other Intangible Assets

Other intangible assets with determinable lives consist of:
•	License to provide communication services in Israel and are amortized over the 20 year term of the license; and
•	Customer relations and trade name related to mergers and acquisitions are amortized over a period between 2-13 years from the date of the purchase.

J.	Long-Lived Assets

The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment, and intangible assets with determinable lives) whenever event or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and, economic projections and anticipated cash flows. Impairment, if any, is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and periodically revises such estimates based on current events. At December 31, 2009, the Company believes its long- lived assets are recoverable.

K.	Revenue Recognition

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

The Company reports taxes imposed by governmental authorities on revenue producing transactions between it and its customers in the consolidated financial statements on a net basis.

L.	Use of Estimates

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

Examples of significant estimates include: the allowance for doubtful accounts, the recoverability of plant, property and equipment, the recoverability of intangible assets and other long-lived assets, unbilled revenues, fair values of financial instruments, unrecognized tax benefits, valuation allowances on tax assets, accrued expenses, contingencies and allocation of purchase prices in connection with business combinations.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

M.	Earnings Per Share

Basic earning per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the year ended December 31, 2009 and 2008, there were no dilutive shares as all options and warrants were out-of-the-money.

N.	Income Taxes

The Company and its subsidiaries account for income taxes in accordance with FASB ASC No. 740, “Income Taxes.” This topic prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Deferred tax liabilities and assets are classified as current or non-current based on the classification of the related asset or liability for financial reporting, or according to the expected reversal dates of the specific temporary differences if not related to an asset or liability for financial reporting.

The Company uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return. The first step is recognition: the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability.

O.	Fair Value Measurements

Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:
Level 1 –	Quoted prices in active markets for identical assets or liabilities
Level 2 –	Observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3 –	No observable pricing inputs in the market
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

P.	Stock-Based Compensation

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

Q.	Derivative instruments

 The Company recognizes all of its derivative instruments as either assets or liabilities on the balance sheet at fair value. For derivative instruments that are designated and qualify as a cash flows hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change.

To protect against the increase in value of forecasted foreign currency cash flows resulting from bond liability in New Israeli Shekel (“NIS”) during 2009, the Company instituted a foreign currency cash flow hedging transaction. The Company hedges portions of the anticipated bond payment in NIS for a period of 3 months with forward contracts. These forward contracts were designated as cash flow hedges and are all effective as hedges of these expenses.

The amount recorded in financing expenses in the Consolidated Statements of Operations for the year ended December 31, 2009 that resulted from the above referenced hedging transactions was $5,374. As of December 31, 2009, there are no outstanding forward contracts.

R.	Goodwill and Indefinite-Lived Purchased Intangible Assets

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Impairment testing for goodwill is performed annually in the fourth fiscal quarter or more frequently if indications of potential impairment exist. The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. The Company has determined that in its case, the reporting units are its operating segments since that is the lowest level at which discrete, reliable financial and cash flow information is regularly reviewed by its chief operating decision maker. Step one compares the fair value of the reporting unit (calculated using a market approach and/or a discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the implied fair value of goodwill is less than the carrying amount of goodwill, impairment is recognized.

The Company reviews the reasonableness of the carrying value of its goodwill annually as of December 31, unless an event or change in circumstances requires an interim reassessment of impairment. During 2008 no impairment losses were identified. During 2009, impairment losses in the amount of $21,147,745 were recognized (See Note 6).

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

S.	Reclassification

Certain amounts in the 2008 financial statements have been reclassified to conform to the current year presentation. Such classification did not impact the Company's gross profit, net income or cash provided by operating activities.

T.	Recent Accounting Pronouncements

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

3.
In December 2007 the FASB issued new accounting guidance which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This guidance establishes disclosure requirements in the consolidated financial statements, which will enable users to clearly distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

4.
On July 1, 2009, the Company adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have an impact on the Company's consolidated financial statements.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

5.
In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The guidance also includes identifying circumstances that indicate a transaction is not orderly for fair value measurements. The Company adopted the new guidance as of the period ending June 30, 2009. The adoption of the newly issued guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

6.
On July 1, 2009, the Financial Accounting Standards Board Accounting Standards Codification™ (“Codification” or “ASC”) became the single source of authoritative GAAP (other than rules and interpretive releases of the U.S. Securities and Exchange Commission). The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates (“ASUs”). ASUs will replace accounting guidance that historically was issued as FASB Statements (“SFAS”), FASB Interpretations (“FIN”), FASB Staff Positions (“FSP”), Emerging Issue Task Force (“EITF”) Issues or other types of accounting standards. The Codification became the single authoritative source for U.S. GAAP, replacing the mix of accounting standards that have evolved over the last fifty plus years. While not intended to change U.S. GAAP, the Codification significantly changes the way in which accounting literature is organized. The Codification became effective September 30, 2009 for the Company and disclosures within this Annual Report on Form 10-K have been updated to reflect the change.

Note 3 - Prepaid Expenses, Other Receivables and Deposits
	December 31,
	2009	2008
Unbilled revenues	$1,339,575	$1,211,445
Prepaid expenses	988,366	1,411,368
Tax authorities	821,329	736,702
Other receivables	1,026,521	932,122
	$4,175,791	$4,291,637

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

 Note 4 - Fixed Assets

	December 31,
	2009	2008
Cost
Communication equipment	$71,203,212	$68,614,751
Fiber network	38,825,568	31,579,191
Office furniture and equipment	2,218,599	2,184,224
Development costs	1,964,022	4,765,127
Computer equipment	10,617,454	10,208,181
Construction equipment	583,253	519,865
Motor vehicles	1,032,412	955,384
Building and plant	10,633,453	10,288,699
	137,077,973	129,115,422

Accumulated Depreciation
Communication equipment	58,550,447	56,902,873
Fiber network	8,632,614	7,861,254
Office furniture and equipment	1,855,937	1,756,484
Development costs	442,752	327,004
Computer equipment	8,792,258	8,163,705
Construction equipment	375,469	303,303
Motor vehicles	782,951	726,338
Building and Plant	3,401,210	3,053,864
	82,833,638	79,094,825

	$54,244,335	$50,020,597

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008
Note 5 - Other Assets

The breakdown of intangible assets as of December 31, 2009 and 2008 was as follows:

	Customer Relationships	Trade Name	License	Total
December 31, 2009
Cost	$3,338,543	$73,478	$621,654	$4,033,675
Accumulated amortization	1,576,456	38,002	105,232	1,719,690

Net	$1,762,087	$35,476	$516,422	$2,313,985

December 31, 2008
Cost	$3,326,448	$73,478	$619,015	$4,018,941
Accumulated amortization	855,776	27,573	83,753	967,102

Net	$2,470,672	$45,905	$535,262	$3,051,839

Based on the intangible assets in service as of December 31, 2009, estimated amortization expense for each of the next five years ending December 31 is as follows:

	2010	2011	2012	2013	2014
Amortization expense	$644,301	$618,384	$263,934	$176,262	$99,614

Amortization expenses amounted to $726,836 and $660,190 for the years ended December 31, 2009 and 2008, respectively.

Note 6 - Goodwill

The following table presents the changes in goodwill allocated to the Company's reportable segments during 2009 and 2008:

	US	UK	Total
Balance as of December 31, 2007	$12,217,270	$4,654,818	$16,872,088
Acquisition of Story Telecom, Inc.	-	690,207	690,207
Acquisition of NTS Communications, Inc.	9,608,155	-	9,608,155
Foreign currency translation adjustment	-	243,031	243,031

Balance as of December 31, 2008	21,285,425	5,588,056	27,413,481
Adjustment resulting a settlement agreement	(677,680)		(677,680)
Foreign currency translation adjustment	-	53,744
Goodwill impairment	(21,147,745)	-	(21,147,745)

Balance as of December 31, 2009	$-	$5,641,800	$5,641,800

Evaluating goodwill for impairment involves the determination of the fair value of the Company's reporting units in which the Company has recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. The Company has determined that its reporting units are its segments. Inherent in the determination of fair value of its reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as the Company's strategic plans with regard to its operations. To the extent additional information arises or its strategies change, it is possible that the Company's conclusion regarding goodwill impairment could change, which could have a material effect on its financial position and results of operations.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

In the fourth quarter of 2009, in connection with the annual test of goodwill impairment, impairment was identified and recorded in an aggregate amount of $21,147,745 related to the United States reporting units. During the fourth quarter, the continuing and accelerating deterioration of general economic conditions including shortfalls against the Company's anticipated operating profitability resulted in lower expectations for growth and profitability in legacy copper network operation in future periods. In addition, the Company experienced a continued decline in its stock price reflecting a further reduction in a market participant’s view of fair value of its underlying reporting units.

In evaluating whether goodwill was impaired, the Company compared the fair value of the reporting units to which goodwill is assigned to their carrying value (Step 1 of the impairment test). In calculating fair value, the Company used a weighting of the valuations calculated using market multiples and the income approach. The income approach is a valuation technique under which the Company estimates future cash flows using the reporting units’ financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. The summation of the Company's reporting units’ fair values must be compared to its market capitalization as of the date of the impairment test. In the situation where a reporting unit’s carrying amount exceeds its fair value, the amount of the impairment loss must be measured. The measurement of the impairment (Step 2 of the impairment test) is calculated by determining the implied fair value of a reporting unit’s goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying amount of goodwill over its implied fair value.

In determining the fair value of the Company reporting units under the income approach, the Company expected cash flows are affected by various assumptions. Fair value on a discounted cash flow basis uses forecasts for 5 to 10 year period with a residual growth rate of approximately two percent thereafter. Management's business plans and projections were used as the basis for expected future cash flows.
Information regarding the nonrecurring fair value measurement completed during the year ended December 31, 2009:
	Fair value as of measurement date	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Impairment charge
		(Level 1)	(Level 2)	(Level 3)
Goodwill related to US segment	$-	$ N/A	$ N/A	$-	$21,147,745

After considering the goodwill impairments recorded in fiscal year 2009, remaining goodwill in the amount of $5,641,800 relates to the Company's United Kingdom reporting unit.

Note 7 - Other Liabilities and Accrued Expenses

	December 31,
	2009	2008
Corporate taxes	$106,490	$322,321
Government authorities	687,546	2,094,946
Payroll and other taxes	810,403	951,296
Accrued expense	3,154,282	2,999,896
Deferred revenues	1,039,905	1,156,589
Others	99,746	149,822
	$5,898,372	$7,674,870

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

Note 8 - Notes Payable from related parties

	December 31,
	2009	2008

Loan from various lenders (1)	$541,707	$-
Loan from related party (2)	1,392,293	-

	$1,934,000	$-

1.
On December 1, 2009, the Company issued a series of promissory notes to various lenders who are either affiliates of the Company or people related to certain affiliates and/or business partners of the Company.  The notes bear interest of 10% and mature between three months and one year from issuance.  Certain of the notes are prepayable and contain no prepayment penalties.  The proceeds of the notes were utilized to repay obligations under the Company’s Series A Bonds.

2.
On December 10, 2009, the Company entered into a loan agreement with Iddo Keinan, for an amount of $1,471,108 (equivalent to £860,045). The loan was advanced as bridge funding of the payment of amounts due by the Company on its Series A Bonds. The loan is to be repaid no later than May 30, 2010. The loan bears interest of 1.3% per month charged on the total amount of the Lender’s loan.

In consideration for the Loan, the following was granted as security in favor of the lender:
1.  Security interest in: (i) 51% of each of the Class A shares and Class B shares of the Swiftnet; (ii) 51% of the issued share capital of Equitalk; (iii) 100% of the issued share capital of Auracall; (iv) 100% of the issued share capital of Story Telecom;
2. Debentures over the entire assets of the Swiftnet and each UK Subsidiary.
3. Security interest in any proceeds of a sale of the Company's interest in the capital stock of Xfone 018, Ltd., in an amount equal to the amount of the Loan.

The Lender is son of Mr. Keinan, the Company’s Chairman of the Board and major shareholder. The Lender has been employed by the Borrower since 1998.

Note 9 - Notes Payable from the United States Department of Agriculture

	December 31,
	2009	2008

Loan Notes Payable form the United States Department of Agriculture	$5,574,100	$1,404,971

Less current portion (see note 10)	263,068	-

Long-term portion	$5,311,032	$1,404,971

NTS Telephone Company, LLC, a wholly owned subsidiary of NTS Communications, Inc., received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the advance date until full repayment after 17 years from each advance date. The loan bears interest at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. Advances are provided as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The note is non-recourse to NTS and all other NTS subsidiaries and is secured by NTS Telephones assets which were $8.3 million at December 31, 2009. As of December 31, 2009, the annual average weighted interest rate on the outstanding advances was 3.74%.
The notes payable form the United States Department of Agriculture mature as follows:

Year
2010	$263,068
2011	303,455
2012	303,455
2013	303,455
2014	303,455
2015 and thereafter	4,097,212
$5,574,100

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

Note 10 - Notes Payable

December 31,
Annual Interest Rate	2009	2008

Credit line form a commercial bank	WSJ Prime	$3,497,261	$3,850,000
Credit line from Bank Hapoalim B.M.	3.55%	848,467	-
Credit line from Bank Leumi (UK) Plc.	1.51%	241,373	219,337
Current maturity of notes payable from the united States Department of Agriculture (see note 9)	3.74%	263,068	-
Bank loan (1)	WSJ Prime	2,086,431	2,502,642
Bank loans payable over 3-5 years	Prime + 1.0%	120,758	363,553
Minority Partner Loan (2)	Israeli Consumer Price Index + 4.0%	272,671	512,333
Other notes payable	3.45% - 10%	443,014	555,271
		7,773,043	8,003,136

Less current portion		7,415,417	5,295,014

Long-term portion		$357,626	$2,708,122

1.
Loan from commercial bank which are repaid on a monthly basis until full repayment in September 2010. The loans bear interest at a rate equivalent to Wall Street Journal Prime. The loan is secured by fixed assets. The Wall Street Journal Prime rate at December 31, 2009 was 3.25% per annum.

2.
According to an agreement between the Company, Xfone 018 Ltd. and the Company’s 26% minority interest partner in Xfone 018 (the “Minority Partner”), the Minority Partner provided in the fourth quarter of 2004, a shareholder loan of approximately $400,000 to Xfone 018 (the “Minority Partner Loan”). The Minority Partner Loan was established for four years, unless otherwise agreed between the parties, with annual interest of 4% and adjusted monthly for changes to the Israeli Consumer Price Index. The CPI at December 31, 2009 was 110.6.

The notes payable mature as follows:

Year
2010	$7,415,417
2011	338,400
2012	10,284
2013	8,942
$7,773,043

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

Note 11 - Bonds payable

A.	Issuance of Bonds

On December 13, 2007, the Company issued a total of NIS 100,382,100 ($25,562,032) Series A Bonds (the “Bonds”) to Israeli institutional investors. The principal of the Bonds is repaid in 8 equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). On November 11, 2008 (the “Date of Listing”), the Bonds commenced trading on the TASE. From the Date of Issuance until the Date of Listing, the Bonds accrued annual interest at a rate of 9%. As of the Date of Listing, the interest rate for the unpaid balance of the Bonds was reduced by 1% to an annual interest rate of 8%. The interest on the Bonds is paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive).  The principal and interest of the Bonds is linked to the Israeli Consumer Price Index. The CPI at December 31, 2009 was 110.6.

The Company issued the holders of the Bonds, for no additional consideration, 956,020 (non-tradable) Warrants, each exercisable at an exercise price of $3.50 with a term of 4 years, beginning on September 2, 2008.

The Company attributed the composition of the proceeds from the offering as follows:

Bonds Series A	$24,588,726
Stock Purchase Warrants (1)	973,306
Total	$25,562,032
(1)	Presented as part of Additional Paid-in Capital.

The resulting debt discount and bonds issuance costs are being amortized into interest expense over the life of the bonds.

B.	Aggregate maturities are as follows:
2009	$3,502,163
2010	3,502,163
2011	3,502,163
2012	3,502,163
2013	3,502,163
2014 and thereafter	3,502,163
21,012,975
Accrued interest	134,983

$21,147,958
During 2008, principal and interest payments on the Company's bonds were $3,318,309 and $2,689,737, respectively. During 2009, principal and interest payments on the Company's bonds were $3,610,291 and $1,983,595, respectively.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

Note 12 - Capital Lease Obligations

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

Future minimum lease payments under capital leases as of December 31, 2009 are:

2010	$267,191
2011	197,278
2012	59,512

Total	$523,981

Total minimum lease payments	$612,135
Less: amount representing interest at rates from 8.9% to 16.1%	(88,154)

Present value of net minimum lease payment	$523,981

Following is a summary of property held under capital leases:

	December 31,
	2009	2008

Communication equipment	$471,863	$492,721
Construction equipment	52,118	83,150
Motor Vehicles	-	20,413
	$523,981	$596,284

Note 13 - Employee Benefit Plan

The Company maintains an employee's savings and retirement plan under Section 401(k) of the Internal Revenue Code. All full-time U.S.  Employees who have completed six months of service become eligible to participate in the semi-annual plan that is nearest to their entry dates. The Company's contribution to the plan, as determined by the Board of Directors, is discretionary and is limited to a portion of the employee's contribution. The Company contributed $408,935 and $409,981 during the years ended December 31, 2009 and 2008, respectively.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

Note 14 - Income Taxes

The provision for income taxes is based on earnings before income taxes reported for financial statement purposes. The components of income (loss) from continuing operations before income taxes were as follows:

	December 31,
	2009	2008
United States	$(23,397,574)	$(328,504)
International	1,069,238	1,983,849

Total	$(22,328,336)	$1,655,345

The income tax (benefit) provision from continuing operations was as follows:

	December 31,
	2009	2008
Current:
Federal	$-	$151,009
State	219,025	83,455
International	110,104	584,139
Deferred:
Federal	(343,002)	(1,706,839)
State	-	-
International	(155,901)	274,357

Total benefit	$(169,774)	$(613,879)

Deferred taxes arise because of the different treatment of transactions for financial statement accounting and income tax accounting, known as temporary differences. The Company records the tax effect of these temporary differences as deferred tax assets and deferred tax liabilities in its consolidated Balance Sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in a tax return in future years for which the Company has already recorded the tax benefit in the Consolidated Statements of Operations. The components of net deferred tax assets and liabilities were as follows:

	December 31,
Deferred Tax Liabilities:	2009	2008
Accelerated tax depreciation of fixed assets	$7,954,705	$8,362,920

Deferred Tax Assets:
Carry forward losses	4,027,586	3,604,417
Allowance for bad debts	288,912	779,222
Accrued vacation and severance pay	438,514	557,844

Net deferred taxes liabilities	$3,199,693	$3,421,437

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008
The current and non-current components of the Company's deferred tax balances are generally based on the balance sheet classification of the asset or liability creating the temporary difference.

Significant judgment is required in determining the realizability of the Company's deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with loss carryforwards expiring unused and tax planning alternatives.

The Company's analysis of the need for valuation allowances considered the timing of the reversal of the long-term deferred tax liability. The Company determined the reversal of these deferred tax liabilities would be over the period in which the loss carryforward can be used.

While the Company is currently anticipate profitability in the United States during 2010, achievement of overall profitability will be a significant factor in determining our continuing ability to carry these deferred tax assets. If the Company do not achieve at least moderate levels of pretax results in 2010, it is reasonably possible that the Company may need to establish a valuation allowance for some or all of the deferred tax assets in the United States, which could materially impact the Company's income tax provision, financial position and results of operations. The utilization of a portion of the Company's NOLs and carryforwards maybe subject to annual limitations under Internal Revenue Code Section 382. Subsequent equity changes could further limit the utilization of these NOLs and credit carryforwards.  A 382 study has not been completed as of December 31, 2009.

The provision for income taxes differs from the amount computed by applying the statutory income tax rates to income before taxes as follows:

December 31 ,
2009
Income tax expense (benefit) computed at statutory rate	$(7,591,637)

Goodwill impairment	7,190,233
Foreign earning at other than US rates	(268,675)
State income taxes, net of Federal benefit	218,352
Other	281,953
Benefit for income taxes	$(169,774)

The Company has not recorded a liablitiy as of December 31, 2009 and 2008 for uncertain tax positions as it does not believe there will be any differences between the tax positions taken by the Company and expected to be taken by the tax authorities.  The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense (benefit) in the consolidated statement of operations.  During the years ended December 31, 2009 and 2008, the Company did not recognize income tax expense related to interest and penalties.

 It is reasonably possible that our unrecognized tax benefits could increase or decrease significantly during the next twelve months due to the resolution of certain U.S. and international tax uncertainties; however it is not possible to estimate the potential change at this time.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

Note 15 - Contingent Liabilities, Commitments and Guarantees

A. Commitments
1.
The Company leases its facilities in the USA, UK, and Israel under operating lease agreement, which will expire in 2009 and thereafter. The minimum lease payments under non-cancelable operating leases are as follows:

Year ended December 31,

2010	$2,509,459
2011	2,312,417
2012	1,778,143
2013	826,002
2014	275,465
$7,701,486

Total operating lease and rent expenses for the years ended December 31, 2009 and 2008, were $2,321,773 and $2,629,100, respectively.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

B. Royalties commitments

The Company has been granted license from the Ministry of Communication for the provision of international telecommunication services in Israel for 20 years until July 2024. At the end of each of the license period, the Minister of Communications may extend the period of the license for one or more successive periods of ten years.

According to the license terms, the Company is obligated to pay royalties to the State of Israel at the rate of 1.5% of the royalty-bearing income in 2009 and 1% from 2010 and thereafter. The Company's 26% minority interest partner in the Company’s Israeli subsidiary provided the State of Israel with a bank guarantee of NIS 10 million to ensure compliance with the provisions of the license.

The Company paid $50,083 and $97,228 as royalties during 2009 and 2008, respectively.

Liens and guarantees
1.
Xfone 018 Ltd. has received credit facilities from Bank Hapoalim B.M. in Israel in order to finance its activities. As of December 31, 2009, the credit facilities include a revolving credit line of 500,000 NIS ($132,450), a short-term credit line of 2,250,000 NIS ($596,026), and long-term credit line of 1,290,000 NIS ($341,722). In addition, the bank made available to Xfone 018 a long-term facility of 3,150,000 NIS ($834,437) to procure equipment. In 2008, the credit facilities were secured with: (a) a floating charge on Xfone 018 assets, securities, banknotes, unissued capital stock, reputation, and any property and right including profits thereof Xfone 018 has or may have at any time and in any manner; (b) a fixed charge on its telecommunication equipment (including switches) and insurance rights thereof; (c) subordination of a Term Note of $800,000. This Term Note was executed in July 2004 by Xfone 018 in favor of the Company; (d) assignment of rights by way of pledge on the Partner Communications Company Ltd. contract, the Cellcom Israel Ltd. contract, the Pelephone Communications Ltd. contract, and the credit companies contracts with Xfone 018; (e) personal collateral by Abraham Keinan and Guy Nissenson, which includes a pledge on 1,000,000 shares of common stock of the Company owned by Mr. Keinan, and an undertaking to provide Bank Hapoalim with an additional financial guarantee of up to $500,000 under certain circumstances. The Company agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may incur in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral; (f) The Company and Swiftnet Limited issued a Letter of Guarantee, unlimited in amount, in favor of the bank, guaranteeing all debt and indebtedness of Xfone 018 towards the bank; (g) subordination of the Minority Partner Loan (as defined below).

On March 16, 2009, Xfone 018 assigned to the bank, by way of pledge, its rights pursuant to the agreement with the credit company Poalim Express Ltd. On March 17, 2009, Xfone 018 received the bank's approval for an increase in its short-term credit line to a total facility of 5,250,000 NIS ($1,390,728). Xfone 018 undertook to comply, as of March 31, 2009, with certain covenants concerning its capital and the annual ratio between its total liabilities and EBITDA.

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

As of December 31, 2009, Xfone 018 has a balance due of 3,200,000 NIS ($848,467) under the foregoing credit facility and a balance of 225,080 NIS ($59,624) under the foregoing long-term facility.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008
2.
According to an agreement between the Company, Xfone 018 Ltd. and the 26% minority interest partner in Xfone 018 (the “Minority Partner”), in 2004 the Minority Partner provided in 2004 a bank guarantee of 10,000,000 NIS ($2,649,006) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by the Company in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the agreement, the Company agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge. On March 26, 2009, a payment of NIS 380,162 ($89,958) was made to the Minority Partner as consideration for interest expense imposed on the Minority Partner in connection with providing the bank guarantee.
According to the above-mentioned agreement with the Minority Partner, during the fourth quarter of 2004, the Minority Partner provided in the fourth quarter of 2004, a shareholder loan of approximately $400,000 to Xfone 018 (the “Minority Partner Loan”). The Minority Partner Loan was established for four years, unless otherwise agreed between the parties, with annual interest of 4% and linkage to the Israeli consumer price index. On March 26, 2009, a repayment, by way of off set, of NIS 995,433 ($235,550) was made to the Minority Partner in connection with the Minority Partner Loan. As of December 31, 2009, the balance of the Minority Partner Loan is 1,029,332 NIS ($272,671).

3.
On November 5, 2007, Bank Hapoalim B.M. in Israel provided a bank guarantee of 322,500 NIS ($78,486) to the Ministry of Communications of the State of Israel in connection with a November 7, 2007 license to commence an experimental deployment of Local Telephone Services utilizing Voice over Broadband (VoB) technology, which was granted to Xfone 018. In connection with the bank guarantee, Xfone 018 executed an indemnification agreement in favor of Bank Hapoalim. The bank guarantee expired on February 28, 2010.

4.
On May 12, 2009, Bank Hapoalim B.M. in Israel provided a bank guarantee of 202,000 NIS ($49,160) to the Ministry of Communications of the State of Israel in connection with Xfone 018’s application for a license to commence an experimental deployment of Local Telephone Services utilizing Voice over Cellular (VOC) technology. The bank guarantee will expire on November 14, 2010.

5.
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
As of December 31, 2009, Xfone 018 owed an amount of NIS 358,698 ($94,894) to Tikshoov. The amount was paid in full on February 1, 2010.

6.
NTS Communications, Inc. ("NTS"), has a $2,000,000 revolving line of credit with a commercial bank.  The facility is secured by an assignment of all NTS's trade accounts receivable.  The credit line bears interest at a rate equivalent to Wall Street Journal Prime. The credit line matures on April 27, 2010 and negotiations for its renewal have not been completed as of the report date. At December 31, 2009, the total amount advanced was $1,542,690. A related installment note in the original amount of $2,000,000 was executed on April 27, 2009. This note reduced the nominal and funded balance of the previous $4,000,000 line of credit. The installment note, which matures May 25, 2010, bears interest at Wall Street Journal Prime rate and is payable in monthly installments of $61,212.

7.
The Company also has secured a loan from a commercial bank on September 18, 2007 in the original amount of $2,500,000 which was to be repaid on the following terms: 12 monthly payments of accrued interest only beginning October 18, 2007, followed by 23 monthly payments of $29,762 plus any accrued interest and a 24th and final payment of all unpaid principal and accrued interest due, on or before September 18, 2010. The loan bears interest at a rate equivalent to Wall Street Journal Prime. The loan is secured by fixed assets.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

Note 16 - Capital Structure, Stock Options
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

C.
In connection with the closing of the acquisition of NTS Communications, Inc. on February 26, 2008, the Company issued 2,366,892 shares of the Company’s Common Stock to certain former NTS Shareholders who elected to reinvest all or a portion of their allocable sale price in the Company’s Common Stock, pursuant to the terms of the NTS Purchase Agreement.  The Company’s Board of Directors determined, in accordance with the Purchase Agreement, the number of shares of the Company’s Common Stock to be delivered to each participating NTS Shareholder by dividing the portion of such NTS Shareholder’s allocable sale price that the NTS Shareholder elected to receive in shares of the Company’s Common Stock by 93% of the average closing price of the Company’s Common Stock on the NYSE Amex (formerly, the American Stock Exchange and the NYSE Alternext US LLC) for the ten consecutive trading days preceding the trading day immediately prior to the Closing Date (i.e., $2.74).  The aggregate sales price reinvested by all such former NTS Shareholders was $6,463,536, net of issuance expenses of $21,748.

D.
On March 25, 2008, the Company issued the holders of the Bonds 956,020 (non-tradable) warrants, each exercisable at an exercise price of $3.50 with a term of 4 years, commencing on September 2, 2008. The total value of the warrants, based on Black-Scholes option-pricing-model is $973,306 and is expensed ratably over the repayment schedule of the bonds (see note 11).

E.
On December 16, 2008 the Company's stockholders approved and authorized the issuance of an aggregate of 321,452 warrants to purchase shares of the Company’s common stock to Wade Spooner, former President and Chief Executive Officer of Xfone USA, Inc., pursuant to the terms of a certain Separation Agreement and Release dated August 15, 2008 between Mr. Spooner, Xfone USA, Inc. and the Company, as well as the issuance of the aggregate 321,452 shares of the Company’s common stock upon exercise of such common stock purchase warrants. The warrants were issued on April 30, 2009 after receiving approval from the Tel Aviv Stock Exchange.  The total value of the warrants, based on Black-Scholes option-pricing-model is $11,627.

F.
On December 16, 2008 the Company's stockholders approved and authorized the issuance of an aggregate of 160,727 warrants to purchase shares of the Company’s common stock to Ted Parsons, former Executive Vice President and Chief Marketing Officer of Xfone USA, Inc., pursuant to the terms of a certain Separation Agreement and Release dated August 15, 2008 between Mr. Parsons, Xfone USA, Inc. and the Company, as well as the issuance of the aggregate 160,727 shares of the Company’s common stock upon exercise of such common stock purchase warrants. The warrants were issued on April 30, 2009 after receiving approval from the Tel Aviv Stock Exchange. The total value of the warrants, based on Black-Scholes option-pricing-model is $5,813.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008
	Number of warrants	Weighted average exercise price

Warrants outstanding at December 31, 2007	6,104,159	$3.72
Granted	1,438,199	$3.50
Cancelled	(44,470)	$3.31

Warrants outstanding at December 31, 2008	7,497,888	$3.68
Granted	-	$-
Cancelled	(1,136,737)	$5.50
Warrants outstanding and exercisable at December 31, 2009	(6,361,151)	$3.36

The following table summarizes information about warrants vested and exercisable at December 31, 2009:

	Warrants vested and exercisable
Range price ($)	Number of warrants	Weighted average remaining contractual life (years)	Weighted average exercise price
$2.86-$3.15	2,414,365	2.16	$3.06
$3.25-$3.80	3,538,064	1.94	$3.47
$4.00-$6.80	408,722	0.75	$5.29

2. Stock Option Plan

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the valuation model are supported primarily by historical indicators and current market conditions. Volatility was calculated using the historical weekly close rate for a period of time equal to the expected term. The risk-free rate of return was determined by using the U.S. Treasury yield curve in effect at the time of grant. The expected term was calculated on an aggregated basis and estimated based on an analysis of options already exercised and any foreseeable trends or changes in recipients’ behavior. In determining the expected term, the Company considered the vesting period of the awards, the contractual term of the awards, historical average holding periods, stock price history, impacts from recent restructuring initiatives and the relative weight for each of these factors. The dividend yield was based on the latest dividend payments made on or announced by the date of the grant.

The following table summarizes the Company's weighted average assumptions used in the valuation of options for the years ended December 31, 2008:
Year ended December 31,
2008

Volatility	44.4%
Risk-free interest rate	3.1%
Dividend yield	0%
Forfeiture rate	20%
Expected life (years)	6.0

The Company did not award stock options during year 2009. The Company's aggregate compensation cost for the years ended December 31, 2009 and 2008 totaled $589,219 and $655,165, respectively.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

A.
On August 26, 2007, the Company entered into a contractual obligation to grant the than General Manager of Xfone 018 the following number of options to purchase shares of the Company’s common stock under the 2007 plan, (the “Plan”):
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

The employment of said General Manager of Xfone 018 was terminated on June 30, 2009. Upon his termination, the contractual obligation to issue the foregoing options expired.

	Number of options	Weighted average exercise price	Aggregate Intrinsic value

Options outstanding at December 31, 2007	5,715,000	$3.65	-
Granted	1,851,000	$3.75
Exercised	(4,105)	$3.50
Cancelled	(1,195,895)	$4.34

Options outstanding at December 31, 2008	6,366,000	$3.55	-
Granted	-	-
Exercised	-	-
Cancelled (a)	(320,000)	$3.50
Options outstanding at December 31, 2009	6,046,000	$3.55	-

Options vested and exercisable as of December 31, 2008	4,810,313	$3.35

Options vested and exercisable as of December 31, 2009	4,838,750	$3.34

Weighted average fair value of options granted in 2008		$1.24

Weighted average fair value of options granted in 2009		N/A

(a)	Include options under contractual obligation as specified in note 13.2 (A)

There was no aggregate intrinsic value at December 31, 2009 and 2008 as the Company's stock price of $0.70 on December 31, 2009 and $0.76 on December 31, 2008 was below the exercise price of the outstanding stock options. As no options were exercised during 2009, there was no intrinsic value for exercised options during 2009. The intrinsic value of options exercised during 2008 was $431. The weighted average grant date fair value of options granted during the years 2008 was $1.24. As of December 31, 2009, there was $184,047 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted average period of 0.4 years.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

The following table summarizes information about options vested and exercisable at December 31, 2009:

	Options vested and exercisable
Range price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
$2.794	1,050,000	3.16	$2.79
$3.146 – $3.500	3,788,750	1.31	$3.50

The following table summarizes information about options expected to vest at December 31, 2009:

	Options expected to vest
Range price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
$3.146 – $3.500	405,250	6.04	$3.20
$4.62 – $5.00	801,000	5.16	$5.00

Note 18 - Earnings Per Share

	Year Ended December 31 , 2009
	Weighted Average
	Net income (loss)	Shares	Per share amounts

Basic EPS:
Net income (loss) attributable to common shareholders	$(22,179,432)	18,376,075	$(1.207)
Effect of dilutive securities:
Options and warrants (*)	-	-	-
Diluted EPS:
Net income (loss) attributable to common shareholders	$(22,179,432)	18,376,075	$(1.207)
	Year Ended December 31 , 2008
	Weighted Average
	Net income	Shares	Per share amounts

Basic EPS:
Net income (loss) attributable to common shareholders	$2,047,237	17,624,249	$0.116
Effect of dilutive securities:
Options and warrants (*)	-	-	-
Diluted EPS:
Net income (loss) attributable to common shareholders	$2,047,237	17,624,249	$0.116

 (*)As of December 31, 2009 and 2008, the Company did not have any dilutive securities as their exercise price was less than the Company’s average stock price for each respective year.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

Note 19 - Related Party Transactions

	Years ended
	December 31,
	2009	2008

Abraham Keinan

Fees	$301,204	$263,181
Accrued expenses	79,388	46,696

Guy Nissenson

Fees	301,204	250,334
Accrued expenses	78,971	46,696

Dionysos Investments (1999) Limited:
Fees	150,602	151,016
Accrued Expenses	18,951	25,956

Note 20 - Economic Dependency and Credit Risk

A.
Certain Telecommunication operators act as collection channels for the Company. In 2009 and 2008, the Company had two major collection channels, one in the U.K. and one in Israel. Collections through these channels accounted to approximately 3.05% and 2.62% of the Company’s total revenues in 2009, respectively, and 4.4% and 4.9% of the Company’s total revenues in 2008, respectively. With respect to collection of monies for the Company, these Telecommunication operators are not deemed to be customers of the Company.

B.
Approximately, 45.50%, 1.68% and 1.40% of the Company's purchases are from three suppliers for the year ended December 31, 2009, and 45%, 4.2% and 2% are from three suppliers for the year ended December 31, 2009.

Note 21 - Segment Information

The Company operates in three segments in different territories: United States, United Kingdom and Israel. Each of these segments has responsibility for selling the Company's products and services on its territory. Management evaluates segment performance based on revenue and operating income. The operating income reported by the Company's segments excludes corporate amounts. Although such amounts are excluded from the business segment results, they are included in reported consolidated earnings.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

Net revenue and operating income were as follows:
	Years Ended
	December 31,
	2009	2008
Revenues:
United States	$61,410,029	$62,716,819
United Kingdom	15,323,807	18,393,886
Israel	8,296,047	9,228,275

Total revenues	85,029,883	90,338,980

Cost of revenues
United States	33,417,403	35,457,045
United Kingdom	7,226,018	7,745,190
Israel	4,929,903	3,930,078

Total cost of revenues	45,573,324	47,132,313

Gross Profit:
United States	27,992,626	27,259,774
United Kingdom	8,097,789	10,648,696
Israel	3,366,144	5,298,197

	39,456,559	43,206,667

Operating expenses:
United States	23,735,391	23,603,645
United Kingdom	6,861,579	8,447,281
Israel	2,972,560	3,919,840

	33,569,530	35,970,766

Operating profit:
United States	4,257,235	3,656,129
United Kingdom	1,236,210	2,201,415
Israel	393,584	1,378,357

	5,887,029	7,235,901

Non- recurring loss (including goodwill impairment)	21,441,485	189,610

Corporate expenses	2,188,306	2,232,095

Operating Income (Loss)	$(17,742,762)	$4,814,196

Corporate amounts above include payroll to corporate personnel, unallocated consulting fees and general corporate expenses.

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

The following is a summary of depreciation expenses within geographic areas based on the asset locations:

	Years Ended
	December 31,
	2009	2008
Depreciation expenses:
United Kingdom	$297,668	$282,026
United States	3,016,740	2,771,016
Israel	294,576	266,683

Total depreciation expenses	$3,608,984	$3,319,725

The following is a summary of interest expenses within geographic areas based on the area they incurred:

	Years Ended
	December 31,
	2009	2008
Interest expenses:
United Kingdom	$83,270	$47,722
United States	4,095,604	2,892,051
Israel	236,648	311,041

Total interest expenses	$4,415,522	$3,250,814

The following is a summary of fixed assets, net within geographic areas based on the assets locations:

	December 31,
	2009	2008
Fixed assets, net:
United Kingdom	$960,068	$929,464
United States	51,546,695	47,322,257
Israel	1,737,572	1,768,876

Total fixed assets, net	$54,244,335	$50,020,597

The following is a summary of additions to fixed assets within geographic areas based on the assets locations:

	Years Ended
	December 31,
	2009	2008
Fixed assets additions:
United Kingdom	$61,265	$269,427
United States	7,241,178	7,700,392
Israel	246,604	476,577

Total fixed assets additions	$7,549,047	$8,446,396

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

Note 22 – Legal proceedings
1.	NTS Communications, Inc. vs. Global Crossing Telecommunications, Inc.

On March 27, 2009, NTS Communications, Inc. (“NTS”) filed suit against Global Crossing Telecommunications, Inc. (“Global Crossing”) in the 160th District Court of Dallas County, Texas seeking $441,148 for unpaid telecommunications services, which NTS had provided in November and December 2008. The suit stemmed from a certain Telecommunications Agreement entered into between NTS and Global Crossing, which had an effective date of November 2, 2006. On April 15, 2009, Global Crossing removed the case to Federal Court, and on April 17, 2009, Global Crossing filed an Original Answer denying NTS’ claim. Global Crossing also filed a Counterclaim alleging that NTS failed to perform its obligations under the Telecommunications Agreement and federal law between 2006 and 2008, and seeking damages in the amount of $8,000,000. On April 30, 2009, Xfone claimed indemnity from NTS’ former shareholders with respect to the damages sought by Global Crossing in the Counterclaim, pursuant to the protections available to Xfone for suffering adverse consequences under the terms of the Stock Purchase Agreement and Escrow Agreement entered into in connection with Xfone’s purchase of NTS. NTS filed its Original Answer to the Counterclaim on May 7, 2009.

On July 2, 2009, NTS received a filed copy of a joint stipulation of dismissal with prejudice, which had been filed with the Federal Court on June 30, 2009, pursuant to a Settlement Agreement and General Release entered into by and between NTS and Global Crossing dated June 30, 2009 (the “Agreement”).  Pursuant to the Agreement, NTS has agreed to issue a credit on its next invoice to Global Crossing in the amount of $431,549, and each party agreed to release the other from all claims and counterclaims. The Company issued the credit in July 2009.

2.	Omer Fleisig vs. Israel 10 - Shidury Haruts Hahadash Ltd. and Xfone 018 Ltd.

On December 16, 2008, Omer Fleisig filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 and Israel 10 - Shidury Haruts Hahadash Ltd., an entity unrelated to the Companyus (“Israel 10”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  Fleisig attempted to participate in a television call-in game show, which was produced by Israel 10, using Xfone 018’s international telecom services. The claim alleged that although Fleisig's two attempts to participate in the show were unsuccessful because he received a busy signal when trying to call in, he was billed by Xfone 018 for both attempts. Fleisig sought damages for the billed attempts. He was billed 10 NIS (approximately $2.65) for the calls. The Class Action Request stated total damages of NIS 24,750,000 (approximately $6,566,728) which reflects Fleisig's estimation of damages caused to all participants in the game show which (pursuant to the Class Action Request) allegedly received a busy signal while trying to call in to the game during a certain period defined in the Class Action Request.

On October 28, 2009, Xfone 018 was informed that on October 26, 2009, the Israeli Court approved Mr. Fleisig’s request to withdraw both his personal claim against Xfone 018 and the Class Action Request.  Mr. Fleisig’s personal claim was dismissed with prejudice, and the Class Action Request was dismissed without prejudice. The Israeli Court did not award any fees or expenses to either party.

3.	Teresa Leffler vs. Xfone USA

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

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 and 2008

5.	Eliezer Tzur et al. vs. 012 Telecom Ltd. Et al.

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. ("Xfone 018"), the Company's 69% owned Israel based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to the Company (collectively with Xfone 018, the “Defendants”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by consumers to the Defendants’ respective technical support numbers. One of the Petitioners seeks damages for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $14.42). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $1,986,755) which reflects the Petitioners’ estimation of damages caused to all consumers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.  A court hearing with respect to the approval or disapproval of the Class Action Request has been scheduled for June 1, 2010.

Note 23 – Subsequent Events

1.	Securities Purchase Agreement with Burlingame

On March 23, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame Equity Investors, LP (“Burlingame”), for the issuance of the following securities of the Company for an aggregate purchase price of $6,000,000:

(1) A senior promissory note in the aggregate principal amount of $3,500,000, maturing on March 22, 2012.  Interest accrues at an annual rate of 10% and is payable quarterly. The note ranks pari passu in rights of liquidation with Xfone’s Series A Bonds issued in Israel on December 13, 2007.

(2) 2,173,913 shares of the Company’s common stock at a price of $1.15 per share for a total purchase price of $2,500,000.

(3) A warrant to purchase 950,000 shares of the Company’s Common Stock, which shall be exercisable at a price of $2.00 per share for a period of 5 years. The number of shares issuable upon exercise of the Warrant, and/or the applicable exercise price, may be proportionately adjusted in the event of a stock dividend, distribution, subdivision, combination, merger, consolidation, sale of assets, spin-off or similar transactions.

Following the execution of the Purchase Agreement, the transaction was consummated, and the Purchase Price was paid to Xfone and the Note was delivered to Burlingame. The shares and the Warrant were authorized for issuance by Xfone, and shall be issued and delivered to Burlingame upon receipt of approval of the listing for trading of the shares and the shares underlying the warrant on the NYSE Amex LLC and the Tel Aviv Stock Exchange Ltd.

The Company intends to use the net proceeds from the transaction for working capital purposes.

2.	Subscription Agreement with Gagnon

On March 23, 2010, Xfone entered into a Subscription Agreement with certain investors affiliated with Gagnon Securities LLC, an existing shareholder (collectively, “Gagnon”), for the issuance of 500,000 Common Stock of the Company at a price of $1.15 for an aggregate purchase price of $575,000.

The shares were authorized for issuance by Xfone, and shall be issued and delivered to Gagnon upon receipt of approval of the listing for trading of the shares on the NYSE Amex LLC and the Tel Aviv Stock Exchange Ltd.

The Company intends to use the net proceeds from the transaction for working capital purposes.

3.	Issuances Subsequent to Fiscal 2009

On February 15, 2010, the Company granted the following options to officers and employees under our 2007 Plan:

•
Guy Nissenson, our President, Chief Executive Officer and director was granted options to purchase 1,500,000 shares of our common stock, fully vested, exercisable at $1.10 per share and expiring five years from the date of grant.

•
Niv Krikov, our Chief Financial Officer, was granted options to purchase 400,000 shares of our common stock, exercisable at $1.10 per share and expiring seven years from the grant date. The options will vest as to 25% of the underlying shares 12 months from the date of grant.  The remaining 75% of the options shall vest in equal quarterly installments after 15 months from the date of grant. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest.

•
An aggregate of 1,372,500 options to purchase shares of our common stock were granted to other employees of the Company and its subsidiaries. Each such option is exercisable at $1.10 per share and expires seven years from the date of grant.  Of these options, 85,000 options are fully vested on the date of grant, and the remaining 1,287,500 options will vest as to 25% of the underlying shares 12 months from the date of grant, with the remaining 75% of the options vesting in equal quarterly installments after 15 months from the date of grant. Additionally, 125,000 of the options will immediately and fully vest in the event of a change in control of the Company. On March 22, 2010, 69,500 of these options were exercised.

4.	RUS funding to Fiscal 2009

On March 4, 2010, the Company was notified that the applications of its wholly owned US subsidiary, PRIDE Network, Inc. (“PRIDE Network”), for RUS funding from the U.S. Department of Agriculture under the Broadband Initiative Program for the Fiber To The Premise (FTTP) build out of PRIDE Network’s projects in Texas, were approved.  PRIDE Network was selected to receive approximately $63.6 million in RUS funding for these projects, which will be split between loans of approximately $35.5 million and grants of approximately $28.1 million.

5.	Agreement Subsequent to Fiscal 2009

On January 29, 2010, The Company entered into an agreement with Abraham Keinan and AMIT K LTD. for the sale by us of the entire issued share capital of Swiftnet, Auracall, Equitalk and Story Telecom, Inc.  See Section IV.E. below.

6.	Memorandum of Understanding Subsequent to Fiscal 2009

On March 2, 2010, a non-binding memorandum of understanding (the “MoU”) was entered into by and among the Company, its 26% minority interest partner (the “Minority Partner”) in Xfone 018 and Marathon Telecom Ltd. (“Marathon Telecom”), for the sale by the Company and the Minority Partner of their aggregate holdings (95%) in Xfone 018 to Marathon Telecom. The MoU provides for an all cash transaction.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOU NTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Stark Winter Schenkein & Co., LLP (“SWS”) served as our Independent Registered Public Accounting Firm for each of the fiscal years ended December 31, 2005, 2006, 2007 and 2008, and for the first quarter of 2009.  On May 19, 2009, we dismissed SWS as our Independent Registered Public Accounting Firm.  The decision to dismiss SWS was approved by the Audit Committee of our Board of Directors. During the fiscal years ended December 31, 2005 through 2008, and the subsequent interim periods through the date of SWS’ dismissal, (i) there were no disagreements with SWS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of SWS would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports, and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.  The reports of SWS on our consolidated financial statements as of and for the fiscal years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

On May 19, 2009, we engaged Baker Tilly Virchow Krause, LLP (formerly, Virchow, Krause & Company, LLP) and Baker Tilly (Horowitz Idan Goldstein Sabo Tevet) (formerly, Goldstein Sabo Tevet), independent members of Baker Tilly International (collectively, “Baker Tilly”) as our new independent accountants.  During the fiscal year ended December 31, 2008 and 2007, and the subsequent interim periods through the date of Baker Tilly’s engagement, neither we nor anyone on our behalf consulted Baker Tilly regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us by Baker Tilley that it concluded was an important factor we considered in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” as defined in Item 304(a)(1)(v) of Regulation S-K.

On December 22, 2009, our stockholders approved the appointment of Baker Tilly as our Independent Certified Public Accountants for the fiscal year ending December 31, 2009, and the first quarter of the fiscal year ending December 31, 2010.

ITEM 9A.   CONTROLS AND PRO CEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

(c)           Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Board is comprised of the following eight (8) members as of March 25, 2010:

Name of Director	Director Since:	Will next stand for re-election at the Annual Meeting of Stockholders in:
Abraham Keinan, Chairman of the Board	Inception	2011
Guy Nissenson, President and Chief Executive Officer	Inception	2011
Shemer Shimon Schwarz	December 19, 2002	2011
Eyal Josef Harish	December 19, 2002	2010
Aviu Ben-Horrin	November 23, 2004	2010
Itzhak Almog	May 18, 2006	2010
Israel Singer	December 28, 2006	2010
Arie Rosenfeld	January 16, 2009	2010
Biographical information for each director is set forth below under “Information Regarding the Current Directors and Executive Officers.”

Board Structure

On October 25, 2007, the Board adopted amendments to our Bylaws in order to, among other things, provide that the Board shall be comprised of not less than two (2), and no more than eight (8) directors, and to create a classified board by dividing the Board’s membership into three classes: Class A (three (3) directors), Class B (three (3) directors) and Class C (two (2) directors).  On December 17, 2007, our stockholders re-elected the eight directors then serving to Classes A, B and C created on October 25, 2007, to serve until re-elected or the election and qualification of their successors, or until their earlier resignation, removal or death.  The three classes had staggered terms of office and in accordance therewith, the Class A directors were to serve for one year, and then stand for re-election for a three-year term at the 2008 Annual Meeting of Stockholders, the directors serving in Class B of the Board were to serve for two years, and then stand for re-election for a three-year term at the 2009 Annual Meeting of Stockholders, and the directors serving in Class C of the Board were to serve for three years, and then stand for re-election for another three-year term at the 2010 Annual Meeting of Stockholders.

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

Name	Age	Director / Officer
Abraham Keinan	60	Chairman of the Board of Directors, since our inception.
Guy Nissenson	35	Director, President and Chief Executive Officer since our inception.
Shemer S. Schwartz	35	Director, since December 19, 2002, and is an independent director and a member of our Audit Committee and our Compensation Committee.
Eyal J. Harish	57	Director, since December 19, 2002, and is an independent director since January 21, 2009, and Chairman of our Compensation Committee and a member of our Nominating Committee.
Itzhak Almog	71	Director, since May 18, 2006, and is an independent director and Chairman of our Audit Committee and our Nominating Committee.
Aviu Ben-Horrin	61	Director, since November 23, 2004, and is an independent director.
Israel Singer	61	Director, since December 28, 2006, and is an independent director and a member of our Audit Committee.
Arie Rosenfeld	66	Director, since January 16, 2009, and is an independent director.
Niv Krikov	39	Principal Accounting Officer since May 9, 2007 and Treasurer and Chief Financial Officer since August 13, 2007.

Mr. Abraham Keinan has been our Chairman of the Board of Directors since our inception. Abraham Keinan founded Swiftnet in February 1990. Mr. Keinan has been the Chairman of the Board of Directors of Swiftnet since its inception. From 1991 to October 2003, Mr. Keinan was Swiftnet’s Managing Director. In or about January 2002, Mr. Keinan became a Director of Auracall. Mr. Keinan has been a Director of Xfone 018 since its inception in April 2004. In March 2005, Mr. Keinan became the Chairman of the Board of Directors of Xfone 018. Mr. Keinan has been a Director of Xfone USA since its inception in May 2004. Mr. Keinan has been a Director of Story Telecom since May 2006. Mr. Keinan has been a Director of Equitalk.co.uk. since July 2006. In February 2008, Mr. Keinan became a Director of NTS Communications. Mr. Keinan serves as director of AMIT K Ltd., a UK based private holding company. Mr. Keinan serves as director of Hudson Investment Ltd., a Belize based private holding company. In 1975, Mr. Keinan received a Bachelor of Science Degree in Mechanical Engineering from Ben-Gurion University, Beer-Sheeva - Israel. Mr. Keinan’s extensive experience in the communications industry, his engineering background, as well as his history with and commitment to the Company since its inception 10 years ago make him well-qualified in the Board’s opinion to serve as our Chairman of the Board.

Mr. Guy Nissenson has been our President, Chief Executive Officer and Director since our inception. Mr. Nissenson joined Swiftnet in October 1999 and became a Director of Swiftnet in May 2000. He had been the Managing Director of Swiftnet from October 2003 until July 2006. In October 2002, Mr. Nissenson became a Director of Story Telecom. In or about January 2002, Mr. Nissenson became a Director of Auracall. Mr. Nissenson has been a Director of Xfone 018 since its inception in April 2004. Mr. Nissenson has been a Director of Xfone USA since its inception in May 2004. In March 2005, Mr. Nissenson became the Chairman of the Board of Directors of Xfone USA. Mr. Nissenson has been a Director of Equitalk.co.uk. since July 2006. In February 2008, Mr. Nissenson became a Director of NTS Communications and its Chairman of the Board. Mr. Nissenson was an audit and control officer with the rank of Lieutenant of the Israel Defense Forces - Central Drafting Base and other posts from March 1993 to May 1997. In July 2000, Mr. Nissenson received a Bachelor of Science Degree in Business Management from Kings College - University of London. In September 2001, Mr. Nissenson received a Master of Business Administration in International Business from Royal Holloway at the University of London in London, United Kingdom. As one of our founders, as well as our President and Chief Executive Officer since our inception, Mr. Nissenson is a key member of our Board of Directors. Mr. Nissenson’s global perspective and leadership have had continuing contribution to our focus on growth opportunities for our international business.

Mr. Shemer S. Schwartz has been a member of our Board of Directors since December 19, 2002, and is an independent director and a member of the Audit Committee and the Compensation Committee of our Board. Mr. Schwartz had been a Director of Xfone 018 from April 2004 until June 2009. Mr. Schwartz had been a Director of Xfone USA from March 2005 until February 2008. From March 2003 to January 2008, Mr. Schwartz was the co-founder and research and development expert of XIV Ltd., a data storage start up company located in Tel-Aviv, Israel. XIV Ltd. was acquired by IBM in January 2008 and since that time, Mr. Schwartz has led research and development of the XIV Ltd. storage project at IBM. From November 2001 to March 2003, Mr. Schwartz has been an Application Team Leader of RF Waves, an Israel based high technology company in the field of wireless communication. From 1996 to 2001, Mr. Schwartz was a Captain in the Research and Development Center of the Israel Defense Forces Intelligence. In July 1995, Mr. Schwartz received a BS degree in Physics and Mathematics from the Hebrew University in Jerusalem. In September 2003, Mr. Schwartz received an MS degree in Computer science from the Tel-Aviv University in Tel-Aviv, Israel. Mr. Schwartz’s experience in communications and technology-oriented organizations, as well as his analytical skills and education, qualify him for his service as one of our Directors and member of our Audit Committee.

Dr. Eyal J. Harish has been a member of our Board of Directors since December 19, 2002, is an independent director and Chairman of the Compensation Committee and member of the Nominating Committee of the Board. Dr. Harish has been a Director of our subsidiary, Xfone 018, since its inception in April 2004. Dr. Harish had been a Director of our subsidiary, Xfone USA, from March 2005 until February 2008. From 1982 to present, Dr. Harish has been in his own private practice in Israel as a dentist. Prior to becoming a dentist, from 1974 to 1980, Dr. Harish was an Administration Manager with Consortium Holdings, an Israel based communications company. Dr. Harish is the former brother-in-law of Mr. Keinan, our Chairman of the Board. During his long standing service with the Company, Dr. Harish has accumulated substantial institutional knowledge of our business and international operations, making him well-positioned for his role as one of our Directors.

Mr. Itzhak Almog has been a member of our Board of Directors since May 18, 2006, and is an independent director and Chairman of the Audit Committee and the Nominating Committee of the Board. From 2002 until his retirement in 2007, Mr. Almog was an independent business consultant, specializing in international marketing and management. From 1993 to 2002, Mr. Almog was the President and CEO of Comverge Control Systems Ltd., an Israel based start-up company, which developed innovative solutions for Electric Utilities. From 1990 to 1993, Mr. Almog was the President of Tasco Electronic Services, Inc., a US based Hi-Tech company, specializing in Automatic Test machines for commercial and military Aviation. Mr. Almog was an officer with the rank of Rear Admiral in the Israel Defense Forces and served in various commanding posts in the Israeli Navy. In 1980 Mr. Almog received a BA in Modern Middle East History from the Tel Aviv University in Tel Aviv. In 1984 Mr. Almog received a Master of Business Administration from the Tel Aviv University in Tel Aviv. Mr. Almog’s extensive experience and deep understanding of the issues facing global companies bring a valuable perspective to our Board of Directors and Audit Committee.

Mr. Aviu Ben-Horrin has been a member of our Board of Directors since November 23, 2004, and is an independent director. Mr. Ben-Hurrin was a member of our Audit Committee from November 24, 2004 until January 17, 2007. Mr. Ben-Horrin is also a Director of our subsidiary, Xfone 018. From 2001 to present, Mr. Ben-Horrin directs, controls and manages various real estate projects together with Bonei RMAG Ltd. and MPK Ltd. From 1996 to 2001, Mr. Ben-Horrin managed real estate projects for Lear Or Ltd. and was an engineering consultant for Orik Ltd., a construction company. From 1994 to 1996, Mr. Ben-Horrin worked for the Ministry of Construction and Housing of the state of Israel as a manager of various projects. From 1975 to 1992, Mr. Ben-Horrin was an officer with the rank of Colonel in the Israel Defense Forces and served in various engineering and commanding posts. In 1975, Mr. Ben-Horrin received a BS in Mechanical Engineering from the Technion University in Haifa. In 1987. Mr. Ben-Horrin’s skills and life-long background of dealing with financial matters, as well as his business aptitude, qualify him for his position as one of our Directors.

Mr. Israel Singer has been a member of our Board of Directors since December 28, 2006, and is an independent director and a member of the Audit Committee since January 17, 2007. Mr. Singer is an elected member of the Ramat Gan City council. During 2006, Mr. Singer was the managing director of the academic center “Raanana College” in Israel. During 2004 and 2005, Mr. Singer was a consultant to the Education Committee of the “Israeli Knesset” (the Israeli Parliament). From 1985 to 2003, Mr. Singer was the principal of the “Blich High School” in Ramat Gan. From 1992 to 1998, Mr. Singer was a member of the board of directors of Rada Electronic Industries Ltd. In 1973, Mr. Singer received a B.Sc. in Physics from the Tel Aviv University in Tel Aviv, Israel. In 1978, Mr. Singer received an M.Sc. in High - Energy Physics from the Tel Aviv University in Tel Aviv, Israel. Mr. Singer’ broad managing experience and analytical skills have proven him to possess the qualifications in the context of the needs and composition of our Board and Audit Committee.

Mr. Arie Rosenfeld was appointed to the Board effective as of January 16, 2009, and is an independent director.  He is currently involved with a number of high-tech companies around the world. Since April 2008, Mr. Rosenfeld has served as Chairman of Software Imaging Ltd., an imaging software company in Oxford, U.K.  Mr. Rosenfeld also serves as managing partner of DOR Ventures s.c.a., a venture capital fund based in Brussels, Belgium (since May 2000), and strategic consultant to Dainippon Screen Manufacturing Co., a company providing manufacturing equipment to the semiconductor industry, based in Kyoto, Japan (since June 1996). Between May 2005 and December 2008, Mr. Rosenfeld served as Chairman of Printar Ltd., manufacturer of digital printing equipment for the PCB industry, based in Rehovoth, Israel.  From June 1997 to June 2007, Mr. Rosenfeld served as Chairman of the Board of XAAR plc, a supplier of ink-jet heads to industrial printer manufacturers in Asia, Europe and the U.S., based in Cambridge, U.K. (LSE: XAR).  From 1988 to 1995, Mr. Rosenfeld served as President, CEO and a director of Scitex Corporation Ltd., a multi-national company providing visual information communication products for the graphic arts and digital printing industries, headquartered in Israel.  Scitex Corporation Ltd. was later sold to Creo Products Inc. of Vancouver, Canada.  Mr. Rosenfeld has received an MBA from INSEAD in Fontainebleau, France, and a B.Sc. degree in electronics engineering from the Technion – Israel Institute of Technology in Haifa, Israel. Having served as the leader of several international technology-oriented organizations, Mr. Rosenfeld brings a wealth of knowledge to our Board of Directors and has proven to possess keen insight to our business.

Mr. Niv Krikov became our Vice President Finance on March 13, 2007, and our Principal Accounting Officer on May 9, 2007. On August 13, 2007, in accordance with a resolution of the Board of Directors of the Company, we elected Mr. Krikov, as our Treasurer and Chief Financial Officer. Following his election, Mr. Krikov no longer serves as Vice President Finance of the Company, but continues to serve as Principal Accounting Officer. Effective as of August 15, 2009, Mr. Krikov is also serving as Executive Vice President of NTS Communications.   Prior to joining the Company, Mr. Krikov held the following financial and accounting positions: Corporate Controller of Nur Macroprinter Ltd., a publicly traded company (OTCBB: NURMF.PK) acting as a manufacturer of wide format digital printers, where Mr. Krikov was responsible, among other duties, for the preparation of all financial reports (2005 to March 2007); Controller and later Credit and Revenues Manager of Alvarion Ltd. (NASDAQ: ALVR), a developer and manufacturer of wireless communication equipment (2002 to 2005); Auditor at the Israeli public accounting firm of Kost Forer Gabbay & Kasierer, an affiliate of the international public accounting firm Ernst & Young (1997 to 2001). Mr. Krikov holds a B.A. degree in Economics and Accounting from the Tel Aviv University and a LL.M degree from the Faculty of Law at the Bar Ilan University and is licensed as a CPA in Israel.

Signifi cant Employees

Mr. Brad Worthington, 44 years of age, is President, Chief Executive Officer and Chief Operating Officer of NTS Communications and President and Chief Executive Officer of Xfone USA, Inc.   Previously, Mr. Worthington served as Executive Vice President until he was named President in December 2009.  Mr. Worthington had been a member of the Board of Directors of NTS Communications from 1994 through 2008. Mr. Worthington received his B.S. Ed. From Southwest Texas State University in 1987 and his J.D. from Texas Tech University School of Law in 1990.  He is licensed to practice law in the State of Texas.  Mr. Worthington is a member of the State Bar of Texas, and the Lubbock County Bar Association and is admitted to practice in the Federal District Court for the Northern District of Texas.  Mr. Worthington served as General Counsel for NTS Communications from 1990 until 2000.  As General Counsel, Mr. Worthington was responsible for advising senior staff on various legal and regulatory issues, preparation and review of contracts, contract and business development.  Mr. Worthington was named Executive Vice President in 1994 and Chief Operating Officer in 2000.  Mr. Worthington also serves as President and Chief Executive Officer of Xfone USA’s wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. Mr. Worthington also serves in the following capacities of the following subsidiaries of NTS Communications: Managing of NTS Management Company, LLC; Director, President and Secretary of Communications Brokers, Inc.; Director, President and Secretary of NTS Construction Company; Director, President and Secretary of Midcom of Arizona, Inc.; Director, President, and Secretary of Garey M. Wallace Company, Inc.; and Director, President, and Secretary of PRIDE Network, Inc.  Mr. Worthington also serves as Director of NTS Holdings Incorporated.

Mr. Jerry E. Hoover, 61 years of age, is Executive Vice President, Treasurer and Chief Financial Officer of NTS Communications and Treasurer of Xfone USA.  Mr. Hoover graduated from Texas Tech University in 1971 and shortly afterward began a career in public accounting.  Mr. Hoover has been a Certified Public Accountant for over 35 years and for the last 25 years has worked with accounting issues unique to the telecommunications industry.  In addition, he has also taught accounting, taxation, and auditing at the university level.  Mr. Hoover was a principal in a major Lubbock accounting firm where he began doing work for NTS Communications in 1984.  He joined NTS Communications on an in-house basis in 1994 as Executive Vice President and Treasurer, and was named Chief Financial Officer in 2000.  Mr. Hoover also serves as Treasurer and Chief Financial Officer of Xfone USA’s wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. Mr. Hoover also serves in the following capacities of the following subsidiaries of NTS: Manager of NTS Management Company, LLC; Director and Treasurer of Communications Brokers, Inc.; Director and Treasurer of NTS Construction Company;  Sole Manager of NTS Telephone Company, LLC; Director and Treasurer of Midcom of Arizona, Inc.; Director and Treasurer of Garey M. Wallace Company, Inc.; and Director and Treasurer of PRIDE Network, Inc.  Mr. Hoover also serves as Director of NTS Holdings Incorporated.

Ms. Barbara Baldwin, 48 years of age, is an Executive Vice President of NTS Communications.  Ms. Baldwin was appointed to the Board of Directors of NTS Communications in 1991 and to the Board of Directors of Xfone USA on February 28, 2008, where she served until 2009.  She served as President of NTS Communications from 1994 to 2009 and as President and CEO of NTS Communications from 2000 to 2009.  Until 2009, Ms. Baldwin served as President and Chief Executive Officer of Xfone USA, a position she was appointed to on February 28, 2008.  Ms. Baldwin also serves as Director of NTS Holdings Incorporated.  She has been employed by NTS Communications since 1982, and has held a variety of positions with NTS Communications, including being directly responsible for sales and marketing, management information systems, customer service and account administration.  Ms. Baldwin holds a B.B.A. and an M.B.A. from Texas Tech University in Lubbock, Texas.

Mr. John Mark Burton, 45 years of age, was appointed as the Managing Director of Swiftnet at the completion of our acquisition of Equitalk.co.uk on July 3, 2006. He founded Equitalk.co.uk, the UK’s first fully automated e-telco, in 2000 and has been serving as its Managing Director since then. On August 3, 2006, Mr. Burton was appointed to the Board of Directors of Swiftnet. On August 7, 2006, Mr. Burton was elected as a Chairman to the Board of Directors of Story Telecom, Inc. and Story Telecom Limited (collectively, "Story Telecom"), and on March 31, 2008 he was appointed as Story Telecom's Managing Director. On August 14, 2007, Mr. Burton was appointed as Managing Director and appointed to the Board of Directors of Auracall. Prior to founding Equitalk, Mr. Burton founded Nexus Telecom Limited in 1995. Under his leadership as Managing Director, Nexus designed an award-winning server-based soft switch that gained UK Regulatory and IBM Approval. Prior to Nexus, Mr. Burton worked as Business Development Manager for Griffin International (a telecom messaging company). He has also served as R&D Manager at Nortel Networks with responsibility for engineers in the UK, US and Far East designing a next generation, open architecture PBX. Mr. Burton is a graduate of the University of Liverpool where he earned a BEng degree in Electronic Engineering. He holds an MBA from Cranfield School of Management and a CEng MIEE designation from the Institute of Electrical Engineers.  He is a Member of the British Institute of Directors.

Mrs. Bosmat Houston, 49 years of age, is our Senior Software Consultant. She joined Swiftnet in September 1991 as its Research and Development Manager. Mrs. Houston received a Bachelor of Science Degree in Computer Science from the Technion - Institution of Technology, Haifa Israel in 1986.

Family Relationships

Dr. Eyal J. Harish, a director, is a former brother-in-law of Mr. Abraham Keinan, our Chairman of the Board.

Mr. Iddo Keinan, son of Mr. Abraham Keinan, our Chairman of the Board, has been employed by our wholly owned UK based subsidiary, Swiftnet Limited since 1998. Mr. Iddo Keinan is also one of our creditors. See Section VIII.B. of Item 13 of this Annual Report for additional information.

Mr. Guy Nissenson, our President, Chief Executive Officer, and director, and other members of the Nissenson family own and control Campbeltown Business Ltd., a major shareholder and a former consultant.

Mr. Haim Nissenson, father of Mr. Guy Nissenson, our President, Chief Executive Officer, and director, is the Managing Director of Dionysos Investments (1999) Ltd., our consultant. Dionysos Investments is owned and controlled by certain members of the Nissenson family, other than Guy Nissenson.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of the Company has, during the last ten years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law; (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto; (iv) been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:  (a) Any Federal or State securities or commodities law or regulation; or (b) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; nor (v) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member. (covering stock, commodities or derivatives exchanges, or other SROs).

Committees of the Board of Directors

Audit Committee

We have an Audit Committee that was formed at a November 24, 2004 Board of Directors meeting. The Audit Committee is composed of three directors: Messrs. Almog, Schwartz and Singer (all three are considered independent directors). Mr. Almog who satisfies the “financial sophistication” requirement was appointed as the Chairman of the Audit Committee. The Audit Committee makes decisions regarding our audit, the appointment of auditors, and the inclusion of financial statements in our periodic reports. Issues regarding our 2004 Stock Option Plan and 2007 Stock Incentive Plan are decided by the entire Board of Directors, including the members of the Audit Committee.

The Audit Committee is governed by a charter which was originally adopted on November 24, 2004. On January 28, 2008, in accordance with its responsibility to annually review the adequacy of its charter, the Audit Committee and the Board approved amendments to the charter to update it to comply with rules and regulations applicable to the Company that have changed since the charter was last reviewed and to make certain technical, clarifying and non-substantive changes. On June 28, 2009, in accordance with its responsibility to annually review the adequacy of its charter, the Audit Committee and the Board approved further amendments to the charter to replace references to the “American Stock Exchange” with “NYSE Amex LLC,” the name by which the stock exchange is currently known, to revise applicable provisions relating to meetings and acts of the Audit Committee to be consistent with our Bylaws (which were amended on January 15, 2009), to update the charter to comply with rules and regulations applicable to the Company that have changed since the charter was last reviewed, and to make certain technical, clarifying and non-substantive changes. A copy of the Committee’s current charter as amended is available on our website, at www.xfone.com.

Nominating Committee

We have a Nominating Committee of our Board of Directors, which was established by our Board on December 30, 2007. The primary functions of the Nominating Committee are to assist the Board by identifying individuals qualified to become Board members, to recommend to the Board the director nominees for our annual meetings of stockholders, and to recommend to the Board director nominees for each Board committee.  The Nominating Committee is comprised of at least two members satisfying the independence requirements of the U.S. Securities and Exchange Commission and the NYSE Amex. Messrs. Itzhak Almog (Chairman) and Eyal Harish were appointed by the Board as members of the Nominating Committee, to serve in such capacities until their resignation, retirement, removal by the Board, or until their successors are appointed.

The Nominating Committee is governed by a charter which was adopted by the Board on December 30, 2007, and then amended on January 15, 2009.  The January 15, 2009 amendments replaced references to the “American Stock Exchange” with “NYSE Alternext US LLC,” the name by which the stock exchange was then known, revised applicable provisions regarding shareholder recommendations and nominations of director candidates to be consistent with the 2009 Amended Bylaws (as described above) and with our Policy Regarding Shareholder Recommendations and Nominations for Director Candidates (the “Policy”), which was adopted by the Board on  January 15, 2009 (described below), made certain technical, clarifying and non-substantive changes.  A copy of the current charter of the Nominating Committee is available on our website, at www.xfone.com.

In addition to its charter, the Nominating Committee operates in accordance with the Policy.  A copy of the Policy is available on our website, at www.xfone.com.  Under the charter and Policy, the Nominating Committee considers candidate recommendations submitted to us by any relevant source, including recommendations submitted by our stockholders in accordance with the Policy, management and relevant third parties.  Candidate recommendation submitted by our stockholders shall be considered by the Nominating Committee in the same manner as candidates recommended to the Nominating Committee from other sources.

In evaluating nominees, the Nominating Committee considers such factors as it deems appropriate, such as the current Board composition and whether the candidate would qualify as independent, as well as the candidate’s experience and skills, professional and personal ethics and values, professional commitments, and the existence of any conflicts of interests. However, the Nominating Committee does not have any formal policy regarding board diversity.

Stockholders may recommend director candidates by submitting the recommendation in writing by letter to Xfone, Inc., Attention: Corporate Secretary, at the Company’s offices at 5307 W. Loop 289, Lubbock, Texas 79414, Fax: (806)-788-3398 / Email: alon@xfone.com. Such written letter must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, information regarding any relationships between us and the candidate within the last three (3) years, and a written indication by the recommended candidate of her/his willingness to serve. Such recommendations must also include a statement from the recommending shareholder in support of the candidate, particularly within the context of the criteria for Board membership, as described in the charter, including issues of character, integrity, judgment, diversity of experience, independence, area(s) of expertise, corporate experience, length of service, potential conflict(s) of interest and other commitments, and personal references.

As described in the Policy, stockholders of record (and holders who hold stock though a nominee) may also nominate directors for election to the Board at an annual meeting at which directors are to be elected and/or re-elected by following the procedures and meeting the deadlines and other requirements set forth in Article 2.4 of our 2009 Amended Bylaws, and/or the rules and regulations of the Commission.

Compensation Committee

On December 30, 2007, our Board of Directors also established a Compensation Committee. The Compensation Committee was created to assist the Board in the discharge of its responsibilities with respect to the compensation of our directors and officers. The Compensation Committee is comprised of at least two members satisfying the independence requirements of the Commission and the NYSE Amex. In addition, each member of the Compensation Committee is required to be a “nonemployee director,” within the meaning of Rule 16b-3 issued by the SEC, and an “outside director,” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. Messrs Eyal Harish (Chairman) and Shemer S. Schwartz were appointed by the Board as members of the Nominating Committees, to serve in such capacities until their resignation, retirement, removal by the Board, or until their successors are appointed.  The Compensation Committee has full authority to hire independent compensation consultants and other professionals to assist in the design, formulation, analysis and implementation of compensation programs.

The Compensation Committee is governed by a charter which was adopted by the Board on December 30, 2007. A copy of the charter of the Compensation Committee is available on our website, at www.xfone.com.

Audit Committee Financial Expert

The Board has determined that Mr. Itzhak Almog is an “audit committee financial expert” as that term is defined by the Commission and the NYSE Amex, and is “independent” from our management as that term is defined under the NYSE Amex rules.

Stockholder Communications with the Board

We have not implemented a policy or procedure by which our stockholders can communicate directly with our directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe we are responsive to stockholder communications, and therefore we have not considered it necessary to adopt a formal process for stockholder communications with the Board of Directors. During the upcoming year the Board of Directors will continue to monitor whether it would be appropriate to adopt such a process.

Section 16(a) Bene ficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2009, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

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
The Code was previously filed on a Current Report on Form 8-K which we filed with the Commission on August 15, 2006, and is also available on our website at www.xfone.com.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes all compensation received for services rendered to the Company during the fiscal years ended December 31, 2008 and 2009 by our Chief Executive Officer and two other executive officers other than our Chief Executive Officer who were serving as our executive officers at December 31, 2008 and 2009 (collectively, our “Named Executive Officers”).

Summary Compensation Table
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Non-qualified Deferred Compensation Earnings ($)	All Other Compensation (8) ($)		Total ($)
Abraham Keinan, Chairman of the Board	2009	75,300	(1)	-	-	-	301,204	(2)	-	20,865	(3)	397,369
	2008	89,082	(1)	-	-	-	293,912	(2)	-	15,965	(3)	398,959

Guy Nissenson, President, CEO, and Director	2009	75,300	(4)	-	-	-	301,204	(5)	-	37,305	(6)	413,809
	2008	89,082	(4)	-	-	-	290,048	(5)	-	6,982	(6)	386,112

Niv Krikov, Treasurer, CFO and Principal Accounting Officer (7)	2009	195,507		-	-	-	-		-	-		195,507
	2008	110,421		28,617	-	-	-		-	-		139,038
(1)
Salary paid to Mr. Keinan by our U.K. based wholly owned subsidiary, Swiftnet Limited, in connection with his employment as Chairman of the Board. Mr. Keinan has been the Chairman of the Board of Directors of Swiftnet since its inception in 1990. The amounts shown in the table above for 2008 and 2009 were paid in British Pound Sterling (£48,000) and have been translated into U.S. dollars using the average rate of exchange of the U.S. dollar during 2008 and 2009, respectively. The average rate of exchange of the £ during 2008 and 2009 £1 = $1.856 and £1 = $1.568, respectively.

(2)
Pursuant to Board of Directors’ resolution dated December 25, 2006, on March 28, 2007, we entered into a consulting agreement with Mr. Keinan, effective as of January 1, 2007 (the “Keinan Consulting Agreement”). The Keinan Consulting Agreement provides that Mr. Keinan shall render to us advisory, consulting and other services in relation to the business and operations of the Company (excluding our business and operations in the United Kingdom). In consideration of the performance of the Services pursuant to the Keinan Consulting Agreement, we agreed to pay Mr. Keinan a monthly fee of £10,000 ($16,307) which was increased by the Board of Directors following the recommendation of the Audit Committee and the Compensation Committee in accordance with the terms described below to £16,000 ($25,100) effective as of June 1, 2008. Mr. Keinan invoices us at the end of each calendar month, and we make the monthly payments upon receipt of such invoices.  The amount shown reflects the eligibility of Mr. Keinan pursuant to the Keinan Consulting Agreement. As of December 31, 2009 there is $79,388 outstanding balance which was paid during March 2010.

(3)	The amounts shown for 2008 and 2009 reflect payments for a leased car for Mr. Keinan’s use in 2008 and 2009.
(4)
Salary paid to Mr. Nissenson by our U.K. based wholly owned subsidiary, Swiftnet, in connection with his employment as Director of Business Development. Mr. Nissenson joined Swiftnet in October 1999 and became a member of its Board of Directors in May 2000. Mr. Nissenson had been the Managing Director of Swiftnet from October 2003 until July 2006.. The amount shown in the table above for 2008 and 2009 were paid in British Pound Sterling (£48,000) and has been translated into U.S. dollars using the average rate of exchange of the U.S. dollar during 2008 and 2009, respectively. The average rate of exchange of the £ during 2008 and 2009 was £1 = $1.856 and £1 = $1.568, respectively.

(5)
Pursuant to a Board of Directors’ resolution dated December 25, 2006, on March 28, 2007, we entered into a consulting agreement with Mr. Nissenson, effective as of January 1, 2007 (the “Nissenson Consulting Agreement”). The Nissenson Consulting Agreement provides that Mr. Nissenson shall render to us advisory, consulting and other services in relation to the business and operations of the Company (excluding our business and operations in the United Kingdom). In consideration of the performance of the Services pursuant to the Nissenson Consulting Agreement, we agreed to pay Mr. Nissenson a monthly fee of £10,000 ($16,307) which was increased by the Board of Directors following the recommendation of the Audit Committee and the Compensation Committee in accordance with the terms described below to £16,000 ($26,091) effective as of June 1, 2008. Mr. Nissenson invoices us at the end of each calendar month, and we make the monthly payments immediately upon receipt of such invoices.  The amount shown reflects the eligibility of Mr. Nissenson pursuant to the Nissenson Consulting Agreement. As of December 31, 2009 there is $78,971 outstanding balance which was paid during January 2010.

(6)	The amounts shown in the table above reflect airfare expenses incurred by us for the travels of Mr. Nissenson’s wife during 2009 and 2008.
(7)
Mr. Niv Krikov has been our Vice President Finance since March 13, 2007, and our Principal Accounting Officer since May 9, 2007. On August 13, 2007, in accordance with a resolution of the Board of Directors of the Company, elected Mr. Krikov as our Treasurer and Chief Financial Officer. Following his election, Mr. Krikov no longer serves as Vice President Finance, but continues to serve as our Principal Accounting Officer. Effective as of August 15, 2009, Mr. Krikov is also serving as Executive Vice President of NTS Communications.

Outstanding Equity A wards at 2009 Fiscal Year-End

The following table sets forth certain information concerning option awards and stock awards held by our Named Executive Officers as of December 31, 2009. Our Named Executive Officers did not hold any stock awards as of December 31, 2009.
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

Employment Agreements; Termination of Employment and Change-in-Control Arrangements

Executive Officers

The employment arrangements of Mr. Abraham Keinan, our Chairman of the Board, and Mr. Guy Nissenson, our President, Chief Executive Officer, and Director, are described in detail under Item 13 of this Annual Report captioned “Certain Relationships and Related Transactions, and Director Independence.”

Niv Krikov

Effective August 13, 2007, in accordance with Board resolutions of the same date, we elected Mr. Niv Krikov, who was serving as our Vice President Finance and Principal Accounting Officer, to serve as our Treasurer and Chief Financial Officer. Following this election, Mr. Krikov no longer serves as Vice President Finance.  From August 13, 2007 to July 1, 2009, Mr. Krikov was entitled to the following employment terms for his positions of Treasurer, Chief Financial Officer and Principal Accounting Officer: A monthly gross salary of NIS 33,000 (approximately $8,670) (the “Salary”); Executive insurance - we allocated 13.3% of the Salary (8.3% for severance payments and 5% for remuneration), and Mr. Krikov allocated 5% of the Salary. The insurance included a loss of working capacity coverage (up to 2.5%) that we paid; Continuing education fund - we allocated 7.5% of the Salary and Mr. Krikov allocated 2.5% of the Salary; a Company car, including fuel expenses; a Company mobile phone; 19 days of paid vacation per each employment year. The timing of the vacation was coordinated with our Chief Executive Officer. Recuperation payments as provided by the applicable collective agreement in Israel.  In addition, Mr. Krikov was entitled to be granted options to purchase a certain amount of shares of our Common Stock as to be recommended by our Chief Executive Officer and approved by the Board of Directors.

On May 29, 2008, the Board of Directors, following the recommendation of the Compensation Committee, granted a bonus of $30,000 to Mr. Krikov in consideration for his efforts and services to us to date.  All other employment terms of Mr. Krikov, including the amount of his Salary, remained unchanged.

On July 1, 2009, NTS Communications entered into an employment agreement (the “NTS Employment Agreement”) with Mr. Krikov, pursuant to which Mr. Krikov will serve as Executive Vice President of NTS.  Mr. Krikov’s employment with NTS commenced on August 15, 2009, for a term that will end on July 31, 2010.  His term of employment may be renewed by mutual agreement for additional one-year terms.  In connection with this event, Mr. Krikov relocated from our office in Israel to our principal executive offices and NTS’ headquarters in Lubbock, Texas.  Mr. Krikov’s relocation and the terms of the NTS Employment Agreement were approved by the Company’s Board of upon the recommendation of the Compensation Committee and were also approved by NTS’ Board of Directors.

Under the terms of the Employment Agreement, Mr. Krikov will be paid an annual salary of $90,800, a per diem allowance at a monthly rate of $4,100, and will be eligible to participate in and receive benefits under the applicable NTS benefit plans for similarly situated employees.  Additionally, NTS has agreed to bear expenses for housing and a motor vehicle for Mr. Krikov and his family, including all expenses associated therewith, as well as travel expenses and medical and life insurance coverage.

In connection with its discussion of Mr. Krikov’s relocation the Company’s Board re-affirmed Mr. Krikov’s abovementioned right to receive the options discussed above.

On February 15, 2010, Mr. Krikov was granted options to purchase 400,000 shares of Xfone’s common stock under the Company’s 2007 Stock Incentive Plan.  The options are exercisable at $1.10 per share and expire seven years from the grant date. The options will vest as to 25% of the underlying shares 12 months from the date of grant.  The remaining 75% of the options shall vest in equal quarterly installments after 15 months from the date of grant. In the event of a change of control of Xfone, any unvested and outstanding portion of the options shall immediately and fully vest.

Significant Employees

Barbara Baldwin, Jerry Hoover and Brad Worthington

NTS Communications entered into Employment Agreements with each of Barbara Baldwin, who, prior to our acquisition of NTS, served as NTS’ President and CEO, Jerry Hoover, who, prior to our acquisition of NTS, served as NTS’ Executive Vice President - Chief Financial Officer, and Brad Worthington, who, prior to our acquisition of NTS, served as NTS’ Executive Vice President - Chief Operating Officer (each an “NTS Officer,” and collectively the “NTS Officers”). The Employment Agreements provide for continued employment of the NTS Officers with NTS in their respective capacities, and are for five-year terms each, effective as of February 26, 2008.

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

Effective as of December 3, 2009, Mr. Worthington was appointed as President, Chief Executive Officer and Chief Operating Officer of NTS Communications; and Ms. Baldwin was appointed as Executive Vice President of NTS Communications. The terms of their Employment Agreements were not altered.

On February 15, 2010, we granted to Mr. Worthington, under our 2007 Stock Incentive Plan, options to purchase 215,000 shares of our common stock, exercisable at $1.10 per share and expiring seven years from the grant date. The options will vest as to 25% of the underlying shares 12 months from the date of grant, with the remaining 75% of the options vesting in equal quarterly installments after 15 months from the date of grant.

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

The agreement provides that Mr. Burton is entitled to a salary at a rate of £70,000 (approximately $114,149) per year, inclusive of any directors’ fees payable to him, payable by equal monthly installments in arrears on the last day of each month. In addition, Mr. Burton is entitled to bonus compensation as follows:

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

2. On or before August 31, 2006, the Executive will be paid a bonus of £4,000 ($6,523) if he has produced a business plan that the Board approves for execution in writing.

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

On January 15, 2009, Swiftnet and Mr. Burton entered into an agreement amending certain terms of his July 3, 2006 Service Agreement (the “2009 Amendment”).  The 2009 Amendment provided, among other things, that:

1.      Mr. Burton’s annual salary was increased to £76,000 (approximately $123.933) effective January 1, 2009;

2.      Mr. Burton is eligible to earn an EBITDA Generation cash bonus of £24,000 (approximately $39,137) for achieving a certain pre-established EBITDA for Swiftnet for 2009 based on the agreed upon UK Consolidated 2009 budget.  If the target EBITDA is not met, then Mr. Burton’s bonus will be adjusted as follows:

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

Bosmat Houston

The employment agreement dated January 1, 2000, as amended from time to time through salary review letters, between Swiftnet Limited and Bosmat Houston, formerly our Research and Development Manager and currently our Senior Software Consultant, provides for employment for an unspecified term on an “at will” basis. Either Swiftnet of Ms. Houston may terminate the agreement upon three-months written notice; however, if Ms. Houston is in violation of the agreement, Swiftnet may terminate her employment without notice. The agreement provides that Ms. Houston be paid an annual salary of £54,000 (approximately $88,058) payable monthly on the first day of each month. Ms. Houston has agreed to preserve all confidential and proprietary information relating to the Company’s business during and for a period of 3 years after the term of her employment. She has also agreed to non-competition provision for a period of one year after termination of the agreement.

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

Former Significant Employees

Roni Haliva

An employment contract dated August 26, 2007 (the “Contract”) between Xfone 018 Ltd., our majority-owned Israel based subsidiary, and Roni Haliva, its former General Manager, provided that Mr. Haliva would be paid a base salary of NIS 36,000 (approximately $9,459) per month, linked to the rate of increase of the Israeli Consumer Prices Index, and would also be entitled to annual bonus payments which would be determined based upon Xfone 018’s achievement of certain performance targets related to its annual budget (the “Targets”) as proposed by Mr. Haliva and fixed by Xfone 018’s Board of Directors annually (the “Success Bonuses”).

Mr. Haliva also was paid a budget preparation bonus of NIS 6,000 (approximately $1,576) for the months of September, October and November of 2007. The Contract also provided for allocations to a pension plan and continuing education fund for Mr. Haliva’s benefit, as well as the receipt of convalescent pay, payments in connection with a sale of Xfone 018’s shares or business under certain circumstances, use of a company car, and other customary ancillary benefits. Mr. Haliva agreed to preserve all confidential and proprietary information relating to Xfone 018’s business during and after the term of his employment, and he agreed to non-competition and non-solicitation provisions that are in effect during the term of the Contract and for one year thereafter.

Under the Contract, Mr. Haliva was also entitled to receive the following number of options to purchase shares of our Common Stock under the Company’s 2007 Stock Incentive Plan. The options were described in Appendix A to the Contract, which was approved by our Board of Directors:

1. Within 30 days of adoption of the 2007 Stock Incentive Plan, Mr. Haliva was entitled to be granted options to purchase 300,000 shares of Common Stock, at an exercise price of $3.50 per share, of which (i) options to purchase 75,000 shares would be exercisable after 12 months elapsed from the commencement of his employment, but not before the qualifying date (the “First Exercise Date”); and (ii) options to purchase 18,750 shares would be exercisable at the end of every 3 month period, beginning after 3 months elapsed from the First Exercise Date.

2. At the end of each calendar year between 2008 and 2011, and upon the achievement by Xfone 018 100% of its Targets for each such year, Mr. Haliva was entitled to be granted options to purchase 25,000 shares of our Common Stock under the 2007 Stock Incentive Plan, for an exercise price of $3.50 per share, which would be exercisable 30 days after we publish our annual financial statements for such year.

            All options were to expire 120 days after termination of Mr. Haliva’s employment with Xfone 018.

As of March 31, 2009, Mr. Haliva was granted Success Bonuses for fiscal year 2008 in the aggregate amount of NIS 148,663 (approximately $39,060). Of that amount, NIS 24,022 (approximately $6,312) was paid in 2009.

On June 30, 2009, Mr. Haliva resigned from his position with Xfone 018.  In connection with his resignation, Mr. Haliva relinquished his abovementioned rights to receive the options discussed above.

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

On April 30, 2009, we issued the Spooner Warrants. The total value of the warrants, based on Black-Scholes option-pricing-model, is $11,627.

Mr. Spooner was also granted piggyback registration rights with respect to the shares underlying the Spooner Warrants for a period of five years from the date of the Spooner Separation Agreement.

In addition, Xfone USA agreed to pay Mr. Spooner $210,000 in cash, payable in twenty four (24) bi-monthly payments of $8,750.00 on the 15th and the last day of each month or on the next business day if a payment date falls on either a weekend or holiday, beginning on August 23, 2008.   Xfone USA has fully paid Mr. Spooner the amount of $210,000 pursuant to the terms of the Spooner Separation Agreement.

 Pursuant to the Spooner Separation Agreement the terms and conditions of the confidentiality, non-compete and non-interference provisions provided for in Mr. Spooner’s Employment Agreement were ratified and remain in full force and effect.  Under the Employment Agreement, Mr. Spooner agreed to preserve all confidential and proprietary information relating to Xfone USA’s business, including executive inventions after the term of his employment, and he agreed to non-competition and non-non-interference provisions that were in effect for two years after the date of his termination of employment.

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

On April 30, 2009, we issued the Parsons Warrants. The total value of the warrants, based on Black-Scholes option-pricing-model, is $ 5,813.

Mr. Parsons was also granted piggyback registration rights with respect to the shares underlying the Parsons Warrants for a period of five years from the date of the Parsons Separation Agreement.

In addition, Xfone USA agreed to pay Mr. Parsons $115,340 in cash, payable in twenty four (24) bi-monthly payments of $4,805.84 on the 15th and the last day of each month or on the next business day if a payment date falls on either a weekend or holiday, beginning on August 23, 2008.   Xfone USA has fully paid Mr. Parsons the amount of $115,340 pursuant to the terms of the Parsons Separation Agreement.

Pursuant to the Parsons Separation Agreement the terms and conditions of the confidentiality, non-compete and non-interference provisions provided for in Mr. Parsons’ Employment Agreement were ratified and remain in full force and effect.  Under his Employment Agreement, Mr. Parsons agreed to preserve all confidential and proprietary information relating to Xfone USA’s business, including executive inventions after the term of his employment, and he agreed to non-competition and non-non-interference provisions that were in effect for two years after the date of his termination of employment.

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

Director Compensation for 2009

Compensation for Board Services and Reimbursement of Expenses

We do not compensate directors who also serve as our executive officers for their services on the Board. During fiscal 2009, we compensated all our non-employed directors for participation at meetings of the Board and Committees of the Board as follows: (a) $250 - for physical participation at each meeting of the Board or Committee of the Board; plus (b) $100 - for participation via the telephone at each meeting of the Board or Committee of the Board. In addition, we reimbursed its non-employed directors for expenses incurred in connection with Board services. These expenses are reviewed and pre-approved by our President.

The following table reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Abraham Keinan(2)	-	-	-	-	-	-	-
Guy Nissenson(2)	-	-	-	-	-	-	-
Eyal J. Harish(3)	2,700	-	-	-	-	-	2,700
Shemer S. Schwartz (4)	2,300	-	-	-	-	-	2,300
Itzhak Almog(5)	2,300	-	-	-	-	-	2,300
Aviu Ben-Horrin(6)	1,900	-	-	-	-	-	1,900
Israel Singer(7)	2,300	-	-	-	-	-	2,300
Morris Mansour(8)	950	-	-	-	-	-	950
Arie Rosenfeld(9)	2,300	-	-	-	-	-	2,300
(1)	These amounts will be paid in April 2010.
(2)
We do not compensate directors who also serve as executive officers for their services on the Board. Accordingly, Mr. Keinan and Mr. Nissenson did not receive any compensation for their service on our Board during fiscal 2009.

(3)	As of December 31, 2009, Mr. Harish held 75,000 options, fully exercisable at an exercise price of $3.50 and with expiration date of November 24, 2010.
(4)	As of December 31, 2009, Mr. Schwartz held 75,000 options, fully exercisable at an exercise price of $3.50 and with expiration date of November 24, 2010.
(5)	As of December 31, 2009, Mr. Almog held 25,000 options, fully exercisable at an exercise price of $3.50 and with expiration date of October 30, 2012.
(6)	As of December 31, 2009, Mr. Ben-Horrin held 25,000 options, fully exercisable at an exercise price of $3.50 and with expiration date of November 24, 2010.
(7)	As of December 31, 2009, Mr. Singer held 20,000 options, fully exercisable at an exercise price of $3.50, and will expire on June 5, 2013.
(8)	Mr. Morris Mansour is a former director who resigned effective as of June 5, 2009. Mr. Mansour held 20,000 options, which expired on September 6, 2009.
(9)	As of December 31, 2009, Mr. Rosenfeld did not hold any options.

ITEM 12.    SECU RITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth, as of March 25, 2010, certain information with respect to the beneficial ownership of our Common Stock by each stockholder known to us to be the beneficial owner of more than 5% of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement which could result in a change in control of our Company.

The following table assumes, based on our stock records, that there are 18,445,575 shares issued and outstanding as of March 25, 2010.
Title of Class	Name, Title & Address of Beneficial Owner	Amount of Beneficial Ownership	Nature of Ownership	Percent of Class
Common	Abraham Keinan(1)(3) Chairman of the Board 4 Wycombe Gardens London NW11 8AL United Kingdom	4,808,000	Direct	24.11%
Common	Guy Nissenson(2)(3) President, Chief Executive Officer, and Director, 3A Finchley Park London N12 9JS United Kingdom	4,315,000	Direct/Indirect	21.63%
Common	Eyal J. Harish(4) Director 18 Bloch St. Tel Aviv, Israel	75,000	Direct	0.40%
Common	Shemer S. Schwartz(5) Director 5 Israel Galili St. Kefar Saba, Israel	83,900	Direct	0.45%
Common	Aviu Ben-Horrin(6) Director 40 Jabotinski St. Kefar Sava, Israel	75,000	Direct	0.41%
Common	Itzhak Almog(7) Director 7/A Moledet St. Hod Hasharon, Israel	25,000	Direct	0.14%
Common	Israel Singer(8) Director 63 Ben Eliezer St. Ramat Gan, Israel	20,000	Direct	0.11%

Common	Arie Rosenfeld Director 9, Clos de Wagram 1180 Brussels, Belgium	0	N/A	--
Common	Niv Krikov(9) Treasurer, Chief Financial Officer and Principal Accounting Officer 7908 Vicksburg Ave. Lubbock, TX 79424	0	Direct	--
Common	Directors and Executive Officers as a group (9 persons)	9,401,900	Direct	40.59%
Common	Scott Richard L(10) 1400 Gulf Shore Boulevard, North - Suite 148, Naples, FL 34102	3,443,121	Indirect	17.89%
Common	Gagnon Securities LLC(11)(12) 1370 Ave. of the Americas, Suite 2400 New York, NY 10019	773,454	Indirect	4.18%
Common	Neil Gagnon(11)(12) 1370 Ave. of the Americas, Suite 2400 New York, NY 10019	3,012,697	Direct/Indirect	15.96%
Common	Mr. Blair E. Sanford and Burlingame Asset Management, LLC(13) 1 Market Street, Spear Street Tower, Suite 3750 San Francisco, CA 94105	1,058,384	Indirect	5.71%
(1)
Until June 23, 2004, Abraham Keinan indirectly held 1,302,331 shares of our Common Stock through Vision Consultants Limited, a Nassau, Bahamas incorporated company that is 100% owned by Mr. Keinan. On June 23, 2004, the shares held by Vision Consultants Limited were transferred to Mr. Keinan as an individual. In addition, certain stockholders provided Mr. Keinan and Mr. Nissenson with irrevocable proxies representing a total of 4.11% of our Common Stock. On November 24, 2004, our Board of Directors issued 1,500,000 options to Mr. Keinan on the following terms: Option exercise price - $3.5, vesting date - 12 month from the date of grant, expiration date - 5 years from the vesting date. Mr. Keinan’s 4,808,000 shares of Common Stock include 1,500,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.

(2)
Guy Nissenson, our President, Chief Executive Officer, and Director, holds 111,500 shares of our Common Stock and has indirect beneficial ownership of 1,203,500 shares of our Common Stock and direct beneficial ownership of 3,000,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report. In addition, certain stockholders provided Mr. Nissenson and Mr. Keinan with irrevocable proxies representing a total of 4.11% of our Common Stock. To the extent that we issue any shares to Abraham Keinan, Campbeltown Business Ltd. has the right to purchase or acquire such number of our shares on the same terms and conditions so that the relative percentage ownership of Abraham Keinan and Campbeltown Business Ltd. remains the same. On November 24, 2004, our Board of Directors issued 1,500,000 options to Mr. Nissenson on the following terms: Option exercise price - $3.5, vesting date - 12 month from the date of grant, expiration date - 5 years from the vesting date. On February 15, 2010, our Board of Directors issued 1,500,000 options to Mr. Nissenson on the following terms: Option exercise price - $1.1, vesting date - on the date of grant, expiration date - 5 years from the grant date.

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

(5)	Mr. Shemer S. Schwartz holds 8,900 shares of our Common Stock and 75,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.
(6)	Mr. Aviu Ben-Horrin holds 50,000 shares of our Common Stock and 25,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.
(7)	Mr. Itzhak Almog holds 25,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.
(8)	Mr. Israel Singer holds 20,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.
(9)
On February 15, 2010, our Board of Directors issued 400,000 options to Mr. Krikov on the following terms: Option exercise price - $1.1. The options will vest as to 25% of the underlying shares 12 months from the date of grant.  The remaining 75% of the options shall vest in equal quarterly installments after 15 months from the date of grant. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest. Mr. Krikov’s options will expire on February 15, 2017.

(10)
Mr. Richard L Scott, the controlling member of XFN RLSI Investments, LLC, located at 1400 Gulf Shore Boulevard, North - Suite 148, Naples, FL 34102 (“RLSI”), may be deemed to beneficially own 2,643,121 shares of Common Stock owned by RLSI.   According to a Schedule 13D/A filed with the Commission on September 8, 2008, Mr. Scott may also be deemed to beneficially own a warrant owned by RLSI to purchase an additional 800,000 shares of Common Stock, for aggregate beneficial ownership of 3,443,121 shares. The table reflects beneficial ownership of all shares and the warrant.

(11)
Gagnon Securities LLC, a registered investment adviser, in its role as investment manager to several customer accounts, foundations, partnerships, trusts, and private investment funds (collectively, the “Funds”) to which it furnishes investment advice, may be deemed to beneficially own 695,407 shares of Common Stock which are owed by the Funds, which includes 72,132 shares issuable upon exercise of warrants. Gagnon Securities LLC shares investment and/or voting power with Mr. Gagnon, the managing member and the principal owner of Gagnon Securities LLC, over certain of the 695,407 shares owned by the Funds, and shares investment discretion and/or voting power over the remaining shares with persons other than Mr. Gagnon. Gagnon Securities LLC has expressly disclaimed beneficial ownership of all securities held in the Funds' accounts. No single client's interest as reported in the customer accounts at Gagnon Securities LLC exceeds 5% of our outstanding Common Stock. The table does not reflect 500,000 shares of our Common Stock purchased on March 23, 2010 in a private placement transaction by and between us and certain investors affiliated with Gagnon Securities LLC, further described in Section XII of Item 13 of this Annual Report.

(12)
Mr. Gagnon has sole voting power with respect to 1,372,946 shares of our Common Stock (which includes 250,500 shares issuable upon exercise of warrants), shares voting power with respect to 1,160,972 shares of Common Stock (which includes 167,368 shares issuable upon exercise of warrants), has sole dispositive power with respect to 1,372,946 shares of Common Stock (which includes 250,500 shares issuable upon exercise of warrants), and shares dispositive power with respect to 1,211,883shares of Common Stock (which includes 183,368 shares issuable upon exercise of warrants).  Mr. Gagnon has expressly disclaimed beneficial ownership of all securities held in the Funds' accounts. No single client's interest as reported in the customer accounts at Gagnon Securities LLC exceeds 5% of our outstanding Common Stock. The table does not reflect 500,000 shares of our Common Stock purchased on March 23, 2010 in a private placement transaction by and between us and certain investors affiliated with Gagnon Securities LLC, further described in Section XII of Item 13 of this Annual Report.

(13)
According to Schedule 13D/A filed with the Commission on February 16. 2010, Burlingame Asset Management, LLC (“BAM”) is the general partner of each of Burlingame Equity Investors, LP and Burlingame Equity Investors II, LP, and the investment manager of Burlingame Equity Investors (Offshore) Ltd. (collectively, the “Funds”). Mr. Sanford is the managing member of BAM. Mr. Sanford and BAM may each be deemed to beneficially own 1,058,384 shares of Common Stock (which includes 74,034 shares issuable upon exercise of warrants) which are owed by the Funds. The table does not reflect 2,173,913 shares of our Common Stock and a warrant to purchase 950,000 shares of our Common Stock purchased on March 23, 2010 in a private placement transaction by and between us and Burlingame Equity Investors, LP, further described in Section XI of Item 13 of this Annual Report.

As of the date of this Annual Report, our Chairman of the Board, Abraham Keinan, beneficially owns 17.93% of our Common Stock (excluding options). Our President, Chief Executive Officer, and Director, Guy Nissenson, beneficially owns 0.60% of our Common Stock and has significant influence over an additional 6.52% of our Common Stock (excluding options), which is owned by Campbeltown Business Ltd., an entity owned and controlled by Mr. Nissenson and his family. In addition, certain stockholders provided Mr. Nissenson and Mr. Keinan with irrevocable proxies representing a total of 3.077% of our Common Stock. Shemer S. Schwartz, a director, beneficially owns 0.048% of our Common Stock (excluding options). Aviu Ben-Horrin, a director, beneficially owns 0.271% of our Common Stock (excluding options). Our wholly owned subsidiary, Swiftnet Limited, beneficially owns 0.71% of our Common Stock. Therefore, our management potentially may vote 29.16% of our Common Stock, without giving effect to the issuance of any shares upon the exercise of outstanding warrants or options.  As such, our management may have control over the outcome of matters submitted to a vote of the holders of our Common Stock, including the election of directors, amendments to our Articles of Incorporation and Bylaws and approval of significant corporate transactions. Additionally, our management may be able to delay, deter or prevent a change in our control that might be beneficial to our other stockholders.

Equity Compensation Plans

The information with respect to our equity compensation plan is incorporated herein by reference to Item 5 of Part II of this Annual Report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Board Independence

We apply the standards of the NYSE Amex LLC, the stock exchange upon which our Common Stock is listed in the U.S., for determining the independence of the members of our Board of Directors and Board committees. The Board has determined that, as of June 28, 2009, the following directors are independent within these rules: Shemer S. Schwartz, Itzhak Almog, Aviu Ben-Horrin, Israel Singer, Eyal Harish and Arie Rosenfeld.
I.           Swiftnet Limited

A.           General Contract for Services

A General Contract for Services by and between us and our wholly owned subsidiary, Swiftnet Limited, provides that as of January 1, 2005, we will provide Swiftnet the following services: Marketing, Finance and Operational Consultancy work related to customers and transactions that are based in and outside the United Kingdom. In return for these services, Swiftnet will pay us the following consideration: 5% of the total turnover of Swiftnet; 5% on money raised from sources outside the United Kingdom; and expenses. The General Contract for Services may be terminated by either party upon 30 days prior written notice to the other party.

On March 14, 2007, we and Swiftnet entered into a First Amendment to the General Contract for Services (the “First Amendment”) to be effective as of January 1, 2006. The First Amendment provides that we will render Swiftnet the following services; Day-to-day support to the Directors of Swiftnet in the general management of the business (to include Marketing, Finance and Operational advisory work), special projects (outside of the day-to-day management of the business) required to achieve specific business development goals (to include the new supplier relationships and the introduction of new products and processes) and activities to secure financing for Swiftnet (from outside the U.K.). In exchange for the services Swiftnet will pay us according to the following schedule; 2.5% of the total turnover of Swiftnet, in return for special projects: £750 per each of our executive per day, 5% of money raised from sources outside the U.K., and expenses.

B.           Sale of Swiftnet Limited

On January 29, 2010, we entered into an agreement with Abraham Keinan and AMIT K LTD. for the sale by us of the entire issued share capital of Swiftnet Limited.  See Section IV.E. below.

II.           Story Telecom Limited

A.           Loan

On July 17, 2007, Story Telecom Limited, at that time our majority-owned UK subsidiary and as of March 25, 2008 a wholly-owned subsidiary, agreed to loan us up to £400,000 ($573,756) that it had as cash surplus in its bank account. The loan bears fixed interest rate at 4% over the interest payable by the bank for deposits under the same terms. The loan is for a one-year term but can be accelerated by Story Telecom if it requires additional financing to continue to operate as a going concern. The loan is guaranteed by our wholly owned UK subsidiary, Swiftnet Limited and by amounts owed to us by Story Telecom. In addition, Story Telecom has the right to set-off repayments under the loan against sums due to us by Story Telecom. The loan is re-payable at any time upon 30 days’ notice. On July 18, 2007 and on September 25, 2007, we borrowed £350,000 ($502,036) and £50,000 ($71,719), respectively, of the loan. On October 8, 2007, Story Telecom agreed to increase the loan ceiling by £300,000 to a maximum of £700,000. Further borrowings of £100,000 ($143,439) were made on October 9, 2007. As of December 31, 2009, the aggregate outstanding borrowings were £500,000 ($717,195).

B.           Sale of Story Telecom Limited

On January 29, 2010, we entered into an agreement with Abraham Keinan and AMIT K LTD. for the sale by us of the entire issued share capital of Story Telecom Limited.  See Section IV.E. below.

III.           Xfone 018 Ltd.

A.           Investment Agreement with a Minority Partner

According to an August 26, 2004 Investment Agreement between us, Xfone 018 Ltd. and our 26% minority interest partner in Xfone 018 (respectively, the “Investment Agreement”, the “Minority Partner”), the Minority Partner provided in 2004 a bank guarantee of NIS 10,000,000 ($2,649,006) to the Ministry of Communications of the State of Israel which replaced an existing bank guarantee given by us in connection with Xfone 018’s license to provide international telecom services in Israel. As part of the Investment Agreement, we agreed to indemnify the Minority Partner for any damage caused to him due to the forfeiture of the bank guarantee with the Ministry of Communications on account of any act and/or omission of Xfone 018, provided that the said act or omission is performed against the opinion of the Minority Partner or without his knowledge. Further, we agreed that if at the end of the first two years of Xfone 018’s business activity, its revenues shall be less than $2,000,000 or if it shall cease business activity (at any time), we shall secure the return of the bank guarantee to the Minority Partner.

Pursuant to the Investment Agreement, the Minority Partner provided in the fourth quarter of year 2004, a shareholder loan of approximately $400,000 to Xfone 018 (the “2004 Minority Partner Loan”). The 2004 Minority Partner Loan was established for four years, unless otherwise agreed between the parties, with annual interest of 4% and linkage to the Israeli Consumer Price Index. As of December 31, 2009, the balance of the 2004 Minority Partner Loan was NIS 1,029,332 ($272,193).

The Investment Agreement provides that we shall be entitled to receive from Xfone 018 management fees equivalent to 5% of the operating profit of Xfone 018, in return for the management services provided by us to Xfone 018. As of December 31, 2008, management fees in the amount of NIS 224,378 ($58,954) were due and paid. As of December 31, 2009 no management fees were paid for management services provided by us to Xfone 018 in 2009.

B.           Giora Spigel Agreement

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

Xfone 018 is currently owned 69% by us, 26% by Newcall Ltd. (a company owned by the Minority Partner), and 5% by Margo Pharma Ltd.

C.           Loan to Xfone,Inc.

On November 19, 2008, Xfone 018 provided us with a loan in the amount of NIS 3,500,000 (approximately $828,206) (the "Xfone Loan"). The Xfone Loan bears interest at a rate of 0.25% above the interest payable by Xfone 018 to its bank for utilizing its credit line, but not less than the interest payable by the bank for NIS short-term deposits (the "Interest Rate"). Currently, the Interest Rate is 3.8%. The Xfone Loan is to be repaid in four monthly non-equal payments beginning on February 1, 2009.  During fiscal 2008, we did not make any payments of principal or interest. As of December 31, 2009, we are current with these payments, and the outstanding principal balance is NIS 500,000 ($132,450).

D.           Loan to Minority Partner

On December 24, 2008, Xfone 018 provided the Minority Partner with a loan in the amount of NIS 343,680 (approximately $90,300) (the "2008 Loan to Minority Partner"). The 2008 Loan to Minority Partner is interest-free. On March 26, 2009, upon a resolution of Xfone 018's Board of Directors of same date, the 2008 Loan to Minority Partner was paid off in full by way of set-off with the 2004 Minority Partner Loan.

On August 24, 2009 and on September 16, 2009, Xfone 018 provided the Minority Partner with two additional loans in an aggregate amount of NIS 130,000 (approximately $34,157) (the "2009 Loan to Minority Partner"). The 2009 Loan to Minority Partner is interest-free.

E.           Letter of Guarantee relating to Tikshoov Digital Ltd.

On December 11, 2008, we signed a Letter of Guarantee (the “Guarantee”), pursuant to which we agreed to guarantee the obligations of Xfone 018 under a certain contract dated March 13, 2008 (the “Contract”), entered into by and between Xfone 018 and Tikshoov Digital Ltd. (“Tikshoov”) and a certain Agreement dated December 11 2008, entered into by and between Xfone 018 and Tikshoov (the “Agreement”).  Pursuant to the Contract, Xfone 018 provides telephone services to Tikshoov for participants in a television call-in game show. Xfone 018 collects the telephone service fees from the participants and delivers the fees to Tikshoov, after deducting applicable monthly fees and costs.  Pursuant to the Guarantee, if for any reason Xfone 018 fails to comply with its obligations under the Contract and pursuant to the Agreement in whole or in part, we will pay to Tikshoov directly any amounts due and outstanding.  We have agreed to make any payments pursuant to the Guarantee within three (3) business days upon Tikshoov's first demand, without deducting any amounts that we may claim from Tikshoov and free of any taxes or withholdings.  The Guarantee terminates and becomes null and void upon the full satisfaction of Xfone 018's obligations. As of December 31, 2009, Xfone 018 owed an amount of NIS 358,698 ($ 94,894) to Tikshoov. The amount was paid in full by February 1, 2010.

F.           Nonbinding memorandum of understanding for the Sale of Xfone 018

On March 2, 2010, a non-binding memorandum of understanding (the “MoU”) was entered into by and among Xfone, Xfone’s 26% minority interest partner (the “Minority Partner”) in Xfone’s Israeli-based subsidiary, Xfone 018 Ltd. (“Xfone 018”), and Marathon Telecom Ltd. (“Marathon Telecom”), for the sale by Xfone and the Minority Partner of their aggregate holdings (95%) in Xfone 018 to Marathon Telecom (the “Transaction”). The MoU provides for an all cash transaction. Pursuant to the MoU, the parties have begun a due diligence process at the end of which the parties expect to enter into a definitive agreement. There can be no assurance that the Transaction will be consummated.

IV.           Abraham Keinan

A.           Keinan Employment with Swiftnet Prior to 2007

Our Chairman of the Board, Mr. Abraham Keinan, has been employed by our wholly owned UK based subsidiary, Swiftnet Limited since its inception in 1990. In 2005, Mr. Keinan’s annual salary was £54,594 ($89,026). In 2006, Mr. Keinan’s annual salary was £48,000 ($78,274). Mr. Keinan received in addition to his monthly salary pension benefits and a company car. With respect to employment years 1990-2006, Mr. Keinan had no written employment agreement with Swiftnet.

B.           Keinan Employment Agreement with Swiftnet

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

Under the Keinan Employment Agreement, Swiftnet shall pay to Mr. Keinan during the term of his engagement a salary at the rate of £48,000 ($71,376) per annum, such salary to be paid in equal monthly installments in arrears on the last Friday of each month. Swiftnet shall provide Mr. Keinan with an appropriate executive car or car allowance with an effective annual cost to Swiftnet of up to £15,000 ($22,305).

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

The Keinan Employment Agreement was approved by all non-interested members of the Board of Directors, following a review and discussion by our Audit Committee.

C.           Keinan Consulting Agreement

Pursuant to a Company’s Board of Directors’ resolution dated December 25, 2006, on March 28, 2007, we and Mr. Keinan entered into a consulting agreement, to be effective as of January 1, 2007 (the “Keinan Consulting Agreement”).

The Keinan Consulting Agreement provides that Mr. Keinan shall render to us advisory, consulting and other services in relation to our business and operations (excluding our business and operations in the United Kingdom).

In consideration of the performance of the Services pursuant to the Keinan Consulting Agreement, we initially paid Mr. Keinan a monthly fee of £10,000 ($14,870), which was increased by the Board of Directors following the recommendation of the Audit Committee and the Compensation Committee in accordance with the terms described below, to £16,000 ($23,792) effective as of June 1, 2008 (the “Fee”). Mr. Keinan shall invoice us at the end of each calendar month and we shall make the monthly payment immediately upon receiving such invoice. Once a calendar year, and no later than December 15, our Board shall consider approving an increase to the Fee. Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee (the “Compensation Committee”). However, in the absence of a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice. In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board shall take into account, among other factors, growth in our revenues and/or profits.

Our Board shall, from time to time, and not less than once a calendar year, consider approving a grant of success bonus to Mr. Keinan (the “Bonus”). Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee. However, in the event we have not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice. In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board shall take into account, among other factors, growth in our revenues and/or profits and/or successful completion of transactions or activities by us (such as, but not limited to, reorganization, mergers, acquisitions, capital raisings and cost cuts). Any Board member, except Mr. Keinan, may, at any time and from time to time, initiate a Bonus grant to Mr. Keinan, and in such an event the approving process shall be set in motion.

Mr. Keinan waived his bonuses for 2007 and 2008 to which he was entitled pursuant to this provision.

Immediately upon our establishment of any new stock option or purchase plan or other equity compensation arrangement pursuant to which options or stock may be acquired by our officers, directors, employees, or consultants (collectively, the “Plan”), our Board shall consider approving a grant of an appropriate amount of options (or any other applicable rights) under the Plan to Mr. Keinan. Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee. However, in the absence of a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice.

In addition to the Fee and the Bonus, we shall pay directly and/or reimburse Mr. Keinan for his Expenses. For the purposes of the Keinan Consulting Agreement, the term “Expenses” shall mean any and all amounts we actually paid by and/or by Mr. Keinan, and/or to be paid by Mr. Keinan at his direction, including, without limitation (i) costs associated with telecommunication services and products, and (ii) costs associated with transportation and/or travel (including, but not limited to, by plane, train, rented car and taxi) and/or accommodation (including, but not limited to, at rented flats and hotels) and/or any other board and lodging expenses (including, but not limited to, food, restaurants and entertainment) which were and/or will be incurred in connection with the performance of the Services pursuant to the Keinan Consulting Agreement.

The Company acknowledges that in order to render the Services pursuant to the Keinan Consulting Agreement, Mr. Keinan may be required to travel frequently around the world. Therefore, in order to enable Mr. Keinan a normal family life we shall bear Expenses which are related to Mr. Keinan’s spouse.

Mr. Keinan shall hold and use, in his sole discretion, credit cards in the name of the Company (the “Credit Cards”). Due to Mr. Keinan’s position with the Company (i.e. Chairman of the Board) he may from time to time use the Credit Cards to make certain Company payments and pay certain Company expenses.

This Keinan Consulting Agreement shall be in effect for an initial fixed term of five years, beginning on January 1, 2007 (the “Initial Effective Term”), and thereafter, unless terminated as provided below, shall automatically be renewed for additional terms of three years (each, an “Additional Effective Term”). Notwithstanding the foregoing, each of the Company and Mr. Keinan shall have the right to terminate the automatic renewal of the Keinan Consulting Agreement, for any reason whatsoever, by a termination notice in writing, to be provided to the other party not less than six months prior to: (i) the expiration of the Initial Effective Term, or (ii) the expiration of any Additional Effective Term (the “Notice Period”). Notwithstanding the foregoing, as long as Mr. Keinan shall command and/or control, directly and/or indirectly, including together with others (as well as pursuant to that certain Voting Agreement dated September 28, 2004, by and among Mr. Keinan, Guy Nissenson and Campbeltown Business Ltd. – see Section VI below) and/or by proxies, fifteen percent (15%) or more of the voting rights of the Company, if we shall choose to exercise our right to terminate the automatic renewal of the Keinan Consulting Agreement, the Notice Period shall be of not less than twelve months. Notwithstanding the foregoing, Mr. Keinan shall have the right to terminate the Keinan Consulting Agreement, for any reason whatsoever, and at any time, including during the Initial Effective Term (“Early Termination by Mr. Keinan“). In the event of Early Termination by Mr. Keinan, the Notice Period shall be of not less than eight months.

The Keinan Consulting Agreement further provided that no later than June 30, 2007, we and Mr. Keinan shall enter into a severance agreement providing for an appropriate severance package for Mr. Keinan (the “Severance Agreement”). The Severance Agreement shall, inter alia, cover events of termination of the automatic renewal of the Keinan Consulting Agreement by us or Mr. Keinan, termination of the Keinan Consulting Agreement by Mr. Keinan, and scheduled retirement by Mr. Keinan. We have not yet entered into any such agreement.

The Keinan Consulting Agreement also contains provisions regarding non-competition; intellectual property; confidentiality; conflict of interests; and other standard terms and conditions.

The Keinan Consulting Agreement was approved by all non-interested members of the Board of Directors, following a review and discussion by our Audit Committee.

On January 29, 2010, we entered into an agreement with Mr. Keinan pursuant to which this Consulting Agreement will be cancelled in connection with the consummation of our sale of our interests in our UK Subsidiaries.  See Section IV.E below for additional information.

D.           Indemnification

Xfone 018 Ltd., our Israeli subsidiary, obtained certain credit facilities from Bank Hapoalim B.M. Prior to and during fiscal 2008, the credit facilities were secured with a personal guarantee by Abraham Keinan and Guy Nissenson, which included a pledge on 1,000,000 shares of Common Stock of the Company owned by Mr. Keinan, and an undertaking to provide Bank Hapoalim with an additional financial guarantee of up to $500,000 under certain circumstances. In addition, we had agreed to indemnify Abraham Keinan and/or Guy Nissenson on account of any damage and/or loss and/or expense (including legal expenses) that they may have incurred in connection with the stock pledge and/or any other obligation made by them to Bank Hapoalim in connection with the collateral. Mr. Keinan and Mr. Nissenson were released by Bank Hapoalim from these guarantees in March 2009.

E.           Keinan Purchase of UK Subsidiaries

1.           Purchase Agreement

On January 29, 2010, we entered into an agreement (the “Purchase Agreement”) with Mr. Keinan and AMIT K LTD, a company registered in England & Wales which is wholly owned and controlled by Mr. Keinan (“Buyer”), pursuant to which Mr. Keinan, through Buyer, agreed to purchase from us, and we agreed to sell, 100% of the entire issued share capital of Swiftnet Limited, Auracall Limited, Equitalk.co.uk Limited, Story Telecom, Inc. and Story Telecom Limited (the “UK Subsidiaries”), which we own (the “Transaction”).

Pursuant to the Purchase Agreement, the consideration to be paid by Buyer and/or Keinan to us shall be $3,500,000, comprised of the following three components:

1. A release by Iddo Keinan, the son of Mr. Keinan and an employee of Swiftnet (“Iddo”) and the UK Subsidiaries, of us and NTS Communications, Inc. from any obligations under the loan agreement dated December 10, 2009, pursuant to which Iddo extended to Swiftnet a loan of £860,044 ($1,471,108) (the “Loan Agreement”), the Security Documents (as that term is defined in the Loan Agreement) and any other ancillary documents thereof, including a release from the repayment of Iddo's Loan (as that term is defined in the Purchase Agreement) and the related costs and expenses specified in Schedule A of the Loan Agreement. (See “Iddo Keinan” in Section VIII.B. below.)

2. Full redemption by Buyer and/or Mr. Keinan of the credit facility which we had obtained from Bank Leumi (UK) Plc of £150,000 ($241,373), thereby releasing us from our obligation to Bank Leumi (UK) Plc.

(Items 1 and 2 shall be collectively referred to as the “First Payment”).

3. We shall be entitled to receive an annual earn-out payment, commencing after the accumulative EBITDA of the UK Subsidiaries, over the years beginning on the consummation of the Transaction (the “Closing”), has reached an aggregate amount equal to the First Payment and payable not later than March 31 of each successive year, calculated as follows: the product of (A) twenty percent (20%) and (B) the accumulative EBITDA of the UK Subsidiaries for the applicable year (the “Earn-Out Payments”).  The aggregate Earn-Out Payments shall be equal to but shall not exceed $1,858,325 in the aggregate (the “Earn-Out Consideration”).  In the event that Buyer and/or Mr. Keinan sell the UK Subsidiaries after the Closing and before the Earn-Out Consideration has been paid to us in full and therefore Buyer and/or Mr. Keinan cannot pay the Earn-Out Payments out of the accumulative EBITDA of the UK Subsidiaries, Buyer and/or Keinan shall immediately pay to us, upon our demand, in cash, $1,858,325, less any amounts previously paid to us as Earn-Out Consideration.

In connection with the Transaction, Guy Nissenson, our President, Chief Executive Officer and director (“Nissenson”), will resign his directorship of all of the UK Subsidiaries, and Mr. Keinan will resign from his directorship of all of our subsidiaries, other than the UK Subsidiaries.

We sought a valuation of the UK Subsidiaries in connection with the Transaction, which was submitted to our Audit Committee and Board of Directors for its review and consideration.  On February 15, 2010 the Transaction was approved by our Audit Committee and Board of Directors.  The consummation is subject to approval by the holders of a majority of our common stock entitled to vote, which shall be obtained at a special meeting of our stockholders to be held not later than July 31, 2010. In the event the approval of our shareholders is not obtained by the prescribed date, the Purchase Agreement will terminate, unless otherwise agreed upon by the parties.

2.           Termination Agreement

In connection with the Purchase Agreement, we and Mr. Keinan entered into a second agreement on January 29, 2010 (the “Termination Agreement”), which, subject to and upon the consummation of the Transaction, terminates the Consulting Agreement entered into between us and Keinan on March 28, 2007, further described in Section IV.C. above (the “Consulting Agreement”).  Pursuant to the Termination Agreement, Keinan waives any future monthly fees, beginning on the consummation of the Transaction, and the right to an appropriate severance package which Keinan would have been entitled to under the Consulting Agreement.

In addition, pursuant to the Termination Agreement, upon the consummation of the Transaction and for as long as Keinan remains a director of Xfone, Keinan shall be deemed a non-independent director and shall not be entitled to any compensation in connection with his directorship.

V.           Guy Nissenson

A.           Campbeltown Business Ltd.

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

•
Campbeltown Business would also receive 5% of our issued and outstanding shares following our acquisition of Swiftnet. In June 2000, Campbeltown Business invested the $100,000 in Swiftnet. We acquired Swiftnet and Campbeltown received 720,336 shares of our Common Stock for its 20% interest in Swiftnet

•
Swiftnet and Abraham Keinan would guarantee that Campbeltown Business’ 20% interest in the outstanding shares of Swiftnet would be exchanged for at least 10% of our outstanding shares and that Campbeltown Business would have in total at least 15% of our total issued shares after our acquisition occurred.

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

B.           Nissenson Employment Agreement with Swiftnet

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

Under the Nissenson Employment Agreement, Swiftnet shall pay to Mr. Nissenson during the term of his engagement a salary at the rate of £48,000 ($71,376) per annum, such salary to be paid in equal monthly installments in arrears on the last Friday of each month. Swiftnet shall provide Mr. Nissenson with an appropriate executive car or car allowance with an effective annual cost to Swiftnet of up to £15,000 ($22,305).

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

The Nissenson Employment Agreement supersedes the May 11, 2000 Employment Agreement.

The Nissenson Employment Agreement was approved by all non-interested members of the Board of Directors, following a review and discussion by our Audit Committee.

Subject to and upon the consummation of the transaction for the sale of our UK Subsidiaries described above in Section IV.E., Mr. Nissenson agreed to resign as the Director of Business Development of Swiftnet and to waive any rights under the Nissenson Employment Agreement or any applicable law (including severance payments), excluding any salaries which shall be unpaid and due to the Mr. Nissenson as of the date of resignation.

C.           Nissenson Consulting Agreement

Pursuant to a Company’s Board of Directors’ resolution dated December 25, 2006, on March 28, 2007, we and Mr. Nissenson entered into a consulting agreement, to be effective as of January 1, 2007 (the “Nissenson Consulting Agreement”).

The Nissenson Consulting Agreement provides that Mr. Nissenson shall render to us advisory, consulting and other services in relation to our business and operations (excluding our business and operations in the United Kingdom).

In consideration of the performance of the Services pursuant to the Nissenson Consulting Agreement, we shall pay Mr. Nissenson a monthly fee of £10,000 ($14,870), which was increased by the Board of Directors following the recommendation of the Audit Committee and the Compensation Committee in accordance with the terms described below, to £16,000 ($23,792) effective as of June 1, 2008 (the “Fee”). Mr. Nissenson shall invoice us at the end of each calendar month and we shall make the monthly payment immediately upon receiving such invoice. Once a calendar year, and no later than December 15, our Board shall consider approving an increase to the Fee. Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee (the “Compensation Committee”). However, in the event we have not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice. In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board shall take into account, among other factors, growth in our revenues and/or profits.

The Company’s Board shall, from time to time, and not less than once a calendar year, consider approving a grant of success bonus to Mr. Nissenson (the “Bonus”). Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee. However, in the event we have not established a Compensation Committee, the review, oversight and recommendation to the Board of the Audit Committee shall suffice. In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board shall take into account, among other factors, growth in our revenues and/or profits and/or successful completion of transactions or activities by us (such as, but not limited to, reorganization, mergers, acquisitions, capital raisings and cost cuts). Any Board member, except Mr. Nissenson, may, at any time and from time to time, initiate a Bonus grant to Mr. Nissenson, and in such an event the approving process shall be set in motion.

Mr. Nissenson waived his bonuses for 2007 and 2008 to which he was entitled pursuant to this provision.

The Nissenson Consulting Agreement provided that Mr. Nissenson would be granted options or rights to purchase shares of our common stock upon our adoption of a stock or option plan, subject to Board and Audit Committee approval.  On February 15, 2010, Mr. Nissenson was granted options to purchase 1,500,000 shares of our common stock under our 2007 Stock Incentive Plan.

In addition to the Fee and the Bonus, we shall pay directly and/or reimburse Mr. Nissenson for his Expenses. For the purposes of the Nissenson Consulting Agreement, the term “Expenses” shall mean any and all amounts actually paid by us and/or by Mr. Nissenson, and/or to be paid by Mr. Nissenson at his direction, including, without limitation (i) costs associated with telecommunication services and products, and (ii) costs associated with transportation and/or travel (including, but not limited to, by plane, train, rented car and taxi) and/or accommodation (including, but not limited to, at rented flats and hotels) and/or any other board and lodging expenses (including, but not limited to, food, restaurants and entertainment) which were and/or will be incurred in connection with the performance of the Services pursuant to the Nissenson Consulting Agreement.

The Company acknowledges that in order to render the Services pursuant to the Nissenson Consulting Agreement, Mr. Nissenson may be required to travel frequently around the world. Therefore, in order to enable Mr. Nissenson a normal family life we shall bear Expenses which are related to Mr. Nissenson’s spouse.

Mr. Nissenson shall hold and use, in his sole discretion, credit cards in the name of the Company (the “Credit Cards”). Due to Mr. Nissenson’s position with the Company (i.e. President and CEO) he may from time to time use the Credit Cards to make certain Company payments and pay certain Company expenses.

This Nissenson Consulting Agreement shall be in effect for an initial fixed term of five years, beginning on January 1, 2007 (the “Initial Effective Term”), and thereafter, unless terminated as provided below, shall automatically be renewed for additional terms of three years (each, an “Additional Effective Term”). Notwithstanding the foregoing, each of the Company and Mr. Nissenson shall have the right to terminate the automatic renewal of the Nissenson Consulting Agreement, for any reason whatsoever, by a termination notice in writing, to be provided to the other party not less than six months prior to: (i) the expiration of the Initial Effective Term, or (ii) the expiration of any Additional Effective Term (the “Notice Period”). Notwithstanding the foregoing, as long as Mr. Nissenson shall command and/or control, directly and/or indirectly, including together with others (as well as pursuant to that certain Voting Agreement dated September 28, 2004, by and among Mr. Nissenson, Abraham Keinan and Campbeltown Business Ltd.) and/or by proxies, fifteen percent (15%) or more of the voting rights of the Company, if we shall choose to exercise our right to terminate the automatic renewal of the Nissenson Consulting Agreement, the Notice Period shall be of not less than twelve months. Notwithstanding the foregoing, Mr. Nissenson shall have the right to terminate the Nissenson Consulting Agreement, for any reason whatsoever, and at any time, including during the Initial Effective Term (“Early Termination by Mr. Nissenson “). In the event of Early Termination by Mr. Nissenson, the Notice Period shall be of not less than eight months.

The Nissenson Consulting Agreement further provided that no later than June 30, 2007, we and Mr. Nissenson shall enter into a severance agreement providing for an appropriate severance package for Mr. Nissenson (the “Severance Agreement”). The Severance Agreement shall, inter alia, cover events of termination of the automatic renewal of the Nissenson Consulting Agreement by us or Mr. Nissenson, termination of the Nissenson Consulting Agreement by Mr. Nissenson, and scheduled retirement by Mr. Nissenson. We have not yet entered into any such agreement.

The Nissenson Consulting Agreement also contains provisions regarding non-competition; intellectual property; confidentiality; conflict of interests and other standard terms and conditions.

The Nissenson Consulting Agreement was approved by all non-interested members of the Board of Directors, following a review and discussion by our Audit Committee.

D.           Dionysos Investments (1999) Ltd. Financial Services and Business Development Consulting Agreement

1.           Financial Services Consulting Agreement

A Financial Services Consulting Agreement was entered into on November 18, 2004, between Dionysos Investments (1999) Ltd., an Israeli company (“Dionysos Investments”) and us with respect to certain services (the “Dionysos Investments Consulting Agreement”).  Mr. Haim Nissenson, a consultant of the Company since our inception and father of Mr. Guy Nissenson, our President, Chief Executive Officer and Director, is the Managing Director of Dionysos. Dionysos is owned and controlled by certain members of the Nissenson family, other than Mr. Guy Nissenson.

Under the Dionysos Investments Consulting Agreement, Dionysos Investments agrees to assist us in connection with services related to financial activities, financial reports, mergers & acquisitions and other business development work (the “Services”). In the event we request additional services, the scope of such additional services shall be as agreed by the parties and shall be governed by the Dionysos Investments Consulting Agreement.

The Dionysos Investments Consulting Agreement provided that Dionysos Investments will be compensated by us for the Services provided to us in the amount of £3,000 ($4,892) per month beginning on the Effective Date of the Dionysos Investments Consulting Agreement (the “Fees”). In addition, we will reimburse Dionysos Investments, based on prior approval, for expenses incurred, which expenses include travel, hotel, meals, courier, report reproduction and other administrative costs when and where needed (the “Expenses”). Compensation for any additional services provided by Dionysos Investment to us shall be as agreed by the parties.

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

2.           First Amendment

On February 8, 2007, pursuant to the recommendations of the Audit Committee of the Company and the resolutions of its Board of Directors dated December 25, 2006, and February 4, 2007, we and Dionysos Investments entered into a First Amendment to the of the Dionysos Investments Consulting Agreement (the “First Amendment”).

The First Amendment provides that Section 2 of the Dionysos Investments Consulting Agreement shall be amended in its entirety to provide as follows:

(i) The parties agree that Dionysos Investments will be compensated by us for the Services provided to us in the amount of £8,000 ($12,951) per month, beginning on January 1, 2007;

(ii) In addition, we will pay Dionysos Investments a one time success fee in the amount of £10,000 ($16,188), for initiating, establishing and developing the relationship between us and certain Israeli financial institutions during fiscal years 2005-2006, relationships which resulted in significant investments made by certain Israeli financial institutions;

(iii) In addition, we will pay Dionysos Investments a success fee for any future investments in the Company made by Israeli investors during fiscal year 2007, provided such investments were a direct or indirect result of the Services provided to us. The success fee will be equal to 0.5% (half percent) of the gross proceeds of such investments; and

(iv) In addition, we will reimburse Dionysos Investments, based on prior approval by the Audit Committee, for expenses incurred, which expenses will include travel, hotel, meals, courier, report reproduction and other administrative costs when and where needed. Compensation for any additional services provided by Dionysos Investments to us shall be as agreed by the parties.

The parties agreed that the abovementioned compensation will only apply to fiscal year 2007, and then be reviewed and reconsidered by the Audit Committee and Board of Directors of in December 2007. In the event our Board of Directors, exercising sole discretion, decides not to approve the abovementioned compensation for fiscal year 2008, Dionysos Investments will have the option, in its sole discretion, to terminate the Dionysos Investments Consulting Agreement, or continue and provide the Services in return for the same compensation which was paid to it in fiscal years 2005-2006 (i.e. fee of £3,000 per month plus reimbursement of expenses).

The First Amendment further declares that the Audit Committee and Board of Directors approved the automatic renewal of the Term for an additional two-year period, ending on December 31, 2008.

On January 28, 2008, in accordance with the recommendation of the Audit Committee and in recognition of and following the successful efforts of Dionysos in raising capital for us in Israel during our 2007 fiscal year, the Board of Directors approved and confirmed by resolution the engagement of Dionysos to serve as our consultant for the fiscal year ended December 31, 2008 at the same level of compensation which was agreed to and paid for the fiscal year ended December 31, 2007.

3.           Second Amendment

On January 15, 2009, pursuant to the recommendation of the Audit Committee and the resolution of the Board of Directors, we and Dionysos entered into a Second Amendment to the Consulting Agreement (the “Second Amendment”).  The Second Amendment confirmed the automatic renewal of the Consulting Agreement for an additional two-year period and set the same compensation levels for fiscal 2009 and 2010 that were established for fiscal 2007 and 2008.  Accordingly, Dionysos will continue to be paid £8,000 (approximately $13,046) per month, plus reimbursements for expenses, and will receive a success fee of 0.5% of the gross proceeds for any investments in the Company made by Israeli investors during fiscal 2009 and/or 2010 that result from Dionysos’ services to us.

The parties also agreed that in or about December 2010, the Audit Committee and Board of Directors would review and reconsider for approval the above-mentioned compensation for any future term(s).

VI.           Voting Agreement

A.           Voting Agreement

Our Chairman of the Board, Abraham Keinan, and our President, Chief Executive Officer, and Director, Guy Nissenson, exercise significant control over stockholder matters through a September 28, 2004 Voting Agreement (the “Voting Agreement”) between Mr. Keinan, Mr. Nissenson and Campbeltown Business Ltd, an entity owned and controlled by Mr. Nissenson and his family. This agreement, which is for a term of 10 years, provides that: (a) Messrs. Keinan and Nissenson and Campbeltown Business, Ltd. agree to vote any shares of our Common Stock controlled by them only in such manner as previously agreed by all these parties; and (b) in the event of any disagreement regarding the manner of voting, a party to the agreement will not vote any shares, unless all the parties have settled the disagreement.

B.           Keinan/Nissenson/Campbeltown Agreement

On January 29, 2010, Abraham Keinan, Guy Nissenson and Campbeltown Business Ltd, an entity owned and controlled by Nissenson and his family (“Campbeltown”) entered into an agreement (the “Keinan/Nissenson/Campbeltown Agreement”).  Pursuant to the Keinan/Nissenson/Campbeltown Agreement, subject to and upon the consummation of the transaction for the sale of our UK Subsidiaries described furthering Section IV.E. above (the “Transaction”) the Voting Agreement will be terminated, and will be simultaneously replaced with an irrevocable written appointment by Keinan of Nissenson, to act as Keinan’s proxy in respect of all shares of our common stock that Keinan owns or holds now or in the future. The proxy is irrevocable, and will remain in effect for as long as Nissenson is the record or beneficial holder of one hundred thousand (100,000) or more shares of our common stock or is a director or an executive officer of ours.

Additionally, the Keinan/Nissenson/Campbeltown Agreement provides that, (i) subject to and upon the consummation of the Transaction, and for as long as Nissenson has voting power over any shares of our common stock, in any manner whatsoever, and Keinan is a record or beneficial holder of at least 1,000,000 shares of our common stock, Nissenson undertakes to vote “FOR” the election/re-election of Keinan as a director of ours at any shareholder meeting at which Keinan is standing for election/re-election, and (ii) in the event that Keinan owns less than 1,000,000 shares of our common stock (excluding options to purchase shares of common stock), Keinan will resign as a director of ours.

VII.           Option Agreement

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

The Option Agreement provided that in the event that Mr. Nissenson decided to exercise the Option, Mr. Keinan also had the right to sell to the purchaser(s) of the Option Shares up to an additional 340,000 shares of Xfone common stock that he owned, at the same price as the Option Shares (the "Additional Shares”).  Additionally, the Option Agreement provided that upon the purchase of the Option Shares and any Additional Shares, (i) Mr. Keinan would immediately resign from all of his positions with Xfone and/or its subsidiaries, (ii) would relinquish any rights under his agreements with us and our subsidiaries, including fees, salary, bonuses, options (including but not limited to outstanding and fully vested options), severance pay, etc., and (iii) the Voting Agreement by and between Mr. Keinan, Mr. Nissenson and Campbeltown Business Ltd. dated September 28, 2004 (see Section VI above) would terminate.

The Option expired unexercised on January 1, 2009 pursuant to its terms.

VIII           Iddo Keinan

A.           Iddo Keinan Employment Agreement

Mr. Iddo Keinan, son of Mr. Abraham Keinan, our Chairman of the Board, has been employed by our wholly owned UK based subsidiary, Swiftnet limited since 1998.

In 2006 Mr. Iddo Keinan served as the Commercial Director of Swiftnet, and his annual salary was £54,459 ($88,806). On December 25, 2006, our Board of Directors approved the continuing employment of Mr. Iddo Keinan by Swiftnet Limited, at an annual salary of £36,000. Accordingly, in 2007 his annual salary was £36,000 ($58,705), in 2008 his annual salary was £36,000 ($58,705), and in 2009 his annual salary was £36,000 ($56,476). On September 1, 2008, Mr. Keinan’s role changed to Wholesale Manager for Swiftnet.

B.           Iddo Keinan Loan Agreement

On December 10, 2009, we entered into a Loan Agreement (the “Agreement”) as guarantor, with (i) Swiftnet Limited, our wholly owned United Kingdom subsidiary, as borrower (the “Borrower”); (ii) Iddo Keinan, as lender (the “Lender”); and (iii) our other wholly owned UK Subsidiaries: (a) Auracall Limited (“Auracall”), (b) Equitalk.co.uk Limited (“Equitalk”), and (c) Story Telecom Limited (“Story Telecom”) (each a UK Subsidiary and collectively, the “UK Subsidiaries”). Pursuant to the Agreement, the Lender agreed to extend to the Borrower a loan in the amount of £860,044.58 ($1,471,108) (the “Loan”) no later than December 10, 2009 (the “Drawdown Date”).

The Loan was advanced by the Borrower to us as bridge funding of the payment of amounts due by us on our Series A Bonds.

The Loan is to be repaid in full no later than May 30, 2010 unless extended by mutual agreement of the parties. The Lender obtained the funds for the Loan from the Lender’s bank, and the Borrower has agreed to reimburse the Lender for his interest payments (1.3% per month charged on the total amount of the Lender’s loan) as well as certain costs and expenses related to the Agreement and the Lender’s loan. The Borrower has the right upon two business days’ prior written notice to make voluntary prepayments on the Loan, with no prepayment fee, except that prepayments during the first month following the Drawdown Date results in an early repayment charge equal to the balance of the first month’s interest.

In consideration for the Loan, the following was granted as security in favor of the Lender for the Borrower’s obligations under the Agreement:

1.      The Loan is secured by a security interest in: (i) 51% of each of the Class A shares and Class B shares of the Borrower; (ii) 51% of the issued share capital of Equitalk; (iii) 100% of the issued share capital of Auracall; (iv) 100% of the issued share capital of Story Telecom;

2.      An intercompany guarantee between us, the UK Subsidiaries and NTS Communications, Inc., our wholly owned U.S. subsidiary; and

3.      Debentures over the entire assets of the Borrower and each UK Subsidiary.

We agreed that, for the duration of the Loan, we shall (i) preserve Mr. Abraham Keinan’s (“Mr. Keinan”) current positions in each of the Borrower and each UK Subsidiary (together the “Group”), grant Mr. Keinan a veto right on any resolution in the board of directors of each member of the Group, and appoint Mr. Keinan as a signatory of each member of the Group; and (ii) provide sufficient funds to the Lender on a monthly basis to ensure the timely payments of Borrower’s monthly interest payments on the Loan, in full.

Additionally, we have provided the following covenants:

1.      We covenanted that we will appoint an additional director to our Board of Directors no later than January 15, 2010 and that such appointee shall be acceptable to Mr. Keinan.  Until such time as such an individual is appointed or until the Loan is repaid in full, Mr. Keinan shall have a veto right on any resolution put forth before the Registrant’s Board of Directors. Mr. Keinan shall recommend an appropriate candidate (an “Appropriate Candidate”) for such appointment no later than January 2, 2010.  In the event Mr. Keinan fails to recommend an Appropriate Candidate prior to January 2, 2010, Mr. Keinan’s aforementioned veto right shall terminate and become void on January 15, 2010. As of the date of this Annual Report, the parties have not pursued their respective rights relating to the above covenant; and

2.      We covenanted that we will repay its Credit Facility that it has with Bank Leumi (UK) Plc of £150,000, no later than May 30, 2010, so that the bank guarantee securing the Credit Facility, which was issued by FIBI London on the basis of a deposit in an equivalent amount lodged by the Lender with FIBI London, may be released to the Lender.  A failure to comply with this provision constitutes an event of default under the Agreement.

Further, we granted to the Lender a security interest in any proceeds of a sale of its working interest in the capital stock of Xfone 018, Ltd., our majority-owned (69%) Israel-based subsidiary, in an amount equal to the amount of the Loan.

In the event the Lender becomes a shareholder of the Borrower or any UK Subsidiary (each, an “Exercised Subsidiary”), upon the occurrence of an event of default, we shall have, for a period of three months (the “Buy Back Period”) an irrevocable right to purchase back the shares of such Exercised Subsidiary, at a purchase price equal to the aggregate amount of the outstanding principal, interest and any other expenses and costs born by Lender in connection with the Loan.  In addition, we granted to the Lender an option to purchase its entire holding of shares or stock in the Exercised Subsidiaries (the “Option”). The Option is, among other things: (i) exercisable at any time after the Buy Back Period and for a period of 24 months thereafter, at a purchase price to be calculated and determined in accordance with the valuation to be performed, as set forth in the Agreement, (ii) subject to regulatory and legal requirement under the laws of Nevada, the laws of England & Wales and any other applicable law; and (iii) may be exercised in respect of some or all of the Exercised Subsidiaries, at Lender’s sole discretion.

The Lender is son of Mr. Keinan, our Chairman of the Board and major shareholder, and employee of Borrower.

The Agreement was approved by the Audit Committee of our Board of Directors, as well as by our Board of Directors, with the necessary abstentions.

IX.           Free Cash Flow Participation Agreement with NTS Holdings, Inc.

We entered into a Free Cash Flow Participation Agreement (the “Participation Agreement”) with NTS Holdings, an entity owned by Barbara Baldwin, Executive Vice President of NTS Communications and Xfone USA, Jerry Hoover, Executive Vice President - Chief Financial Officer of NTS Communications and Treasurer of Xfone USA, and Brad Worthington, President of NTS Communications and Xfone USA, Inc., pursuant to which NTS Holdings will be entitled to a payment from the Company of an amount equal to 5% of the aggregate excess free cash flow generated by our U.S. Operations, which is defined in the Participation Agreement as our operations and our U.S. subsidiaries, which include Xfone USA, Inc. and NTS, and their respective subsidiaries, as well as any U.S. entity that we acquire directly, or indirectly through our subsidiaries in the future (a “Future Acquisition”). NTS Holdings will be entitled to the participation amount beginning at such time as we have received a full return of our initial invested capital, plus an additional 8% return per year, in connection with the NTS acquisition (as well as in connection with any Future Acquisition).

The Participation Agreement will remain in effect in perpetuity, unless earlier terminated in accordance with its terms. Termination of the Participation Agreement may occur upon a sale or buyout of the Company’s U.S. Operations, at the option of the purchaser in any such transaction, and in the limited circumstances set forth in the Participation Agreement.

X.           Shareholder Value, Ltd.

Shareholder Value, Ltd. is a Texas limited partnership which owns 100% of the building in Lubbock, Texas, from which NTS Communications leases its corporate offices, Network Control Center, Customer Care and Internet help desk locations. See “Item 2 – Description of Property” above. NTS Properties, LC is a Texas limited liability company that serves as the general partner of Shareholder Value, Ltd., and, in that capacity, owns 1% of Shareholder Value, Ltd. The remaining 99% of Shareholder Value, Ltd. is owned by a small group of investors, which includes several former shareholders of NTS Communications who sold their respective interests in NTS Communications to Xfone in connection with Xfone’s acquisition of NTS Communications in February 2008.   Barbara Baldwin, Executive Vice President of NTS Communications, who owns approximately 7.425% of Shareholder Value, Ltd., Jerry Hoover, Executive Vice President, Treasurer and Chief Financial Officer of NTS Communications and Treasurer of Xfone USA, who owns approximately 4.95% of Shareholder Value, Ltd., and Brad Worthington, President of NTS Communications and Xfone USA, Inc., who owns approximately 4.95% of Shareholder Value, Ltd.

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

XI.           Securities Purchase Agreement with Burlingame Equity Investors, LP

On March 23, 2010, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame Equity Investors, LP (“Burlingame”), pursuant to which Burlingame agreed to purchase from us and we agreed to sell and issue to Burlingame our following securities for an aggregate purchase price of $6,000,000 (the “Purchase Price”) (the “Burlingame Transaction”):

(1) Senior Promissory Note A senior promissory note in the aggregate principal amount of $3,500,000, maturing on March 22, 2012 (the “Note”).  Interest accrues at an annual rate of 10% and is payable quarterly (commencing on June 30, 2010 and on the 15th of each September, December, March and June thereafter) in cash. The Note ranks pari passu in rights of liquidation with our Series A Bonds issued in Israel on December 13, 2007. Upon the occurrence or existence of any Event of Default, our obligations on the Note become immediately due and payable. “Event of Default” is defined in the Note to include (i) failure to pay the principal amount or accrued interest within 5 business days following an interest payment date or the maturity date; (ii) voluntary or involuntary bankruptcy or insolvency proceedings; (iii) a material breach of representations or warranties in the Purchase Agreement; (iv) a material breach by us of material covenants in the Burlingame Transaction documents, which is not cured within 10 business days of a notice of default; (v) A monetary default by us under any other indebtedness for an amount greater than $1,000,000, which default results in the acceleration of such indebtedness, provided that the default is not cured within the cure period provided in the applicable agreement, document or instrument; and (vi) entry of a final judgment for the payment of money aggregating in excess of $1,000,000 rendered against us or our subsidiaries, which is not bonded, discharged, stayed or appealed.

(2) Shares of our Common Stock:  2,173,913 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) (the “Burlingame Shares”). The Burlingame Shares were priced at $1.15 per share for a total purchase price for the Burlingame Shares of $2,500,000.

(3) Common Stock Purchase Warrant:  A warrant to purchase 950,000 shares of our Common Stock, which shall be exercisable at a price of $2.00 per share for a period of 5 years (the “Warrant”). The number of shares issuable upon exercise of the Warrant (the “Warrant Shares”), and/or the applicable exercise price, may be proportionately adjusted in the event of a stock dividend, distribution, subdivision, combination, merger, consolidation, sale of assets, spin-off or similar transactions.

The Purchase Agreement, Note and Warrant include representations, warranties, and covenants customary for a transaction of this type.

Under the Purchase Agreement, we granted to Burlingame certain registration rights with respect to the Burlingame Shares and the Warrant Shares (the “Registrable Securities”). Pursuant to the Purchase Agreement, we are obligated to prepare and file a registration statement with the U.S. Securities and Exchange Commission (the “Registration Statement”) within 120 days, to use commercially reasonable efforts to cause the Registration Statement to be declared effective as promptly as possible after the filing thereof, and to keep the Registration  Statement continuously effective until such date as is the earlier of (x) the date when all Registrable Securities covered by such Registration Statement have been sold or (y) the date on which the Registrable Securities may be sold without any restriction pursuant to Rule 144 promulgated under the Securities Act.  In the event that the Registration Statement is not filed on time, we agreed to pay Burlingame $25,000 per month as liquidated damages for each month that the Registration Statement is not filed. The parties further agreed that within 10 business days from the closing date, they will negotiate in good faith an appropriate customary registration rights agreement with respect to the Registrable Securities.

Following the execution of the Purchase Agreement, the Burlingame Transaction was consummated, and the Purchase Price was paid to us and the Note was delivered to Burlingame. The Burlingame Shares and the Warrant were authorized for issuance by us, and shall be issued and delivered to Burlingame upon receipt of approval of the listing for trading of the Burlingame Shares and Warrant Shares on the NYSE Amex LLC and the Tel Aviv Stock Exchange Ltd.

We intend to use the net proceeds from the Burlingame Transaction for working capital purposes.

Prior to the Burlingame Transaction, Burlingame and its affiliates were the beneficial owners of an aggregate of approximately 5.7% of our Common Stock.   There were no other material relationships between us or our affiliates and Burlingame.

XII.           Subscription Agreement with certain investors affiliated with Gagnon Securities LLC

On March 23, 2010, we entered into a Subscription Agreement (the “Subscription Agreement”) with certain investors affiliated with Gagnon Securities LLC, an existing shareholder (collectively, “Gagnon”), pursuant to which Gagnon agreed to purchase from us and we agreed to sell and issue to Gagnon 500,000 shares of our Common Stock (the “Gagnon Shares”) at a purchase price of $1.15 per share, for an aggregate purchase price of $575,000 (the “Gagnon Transaction”).

The Subscription Agreement includes representations, warranties, and covenants customary for a transaction of this type.

Under the Subscription Agreement, we granted to Gagnon certain registration rights with respect to the Gagnon Shares. Pursuant to the Subscription Agreement, we are obligated to prepare and file a registration statement with the U.S. Securities and Exchange Commission (the “Registration Statement”) within 120 days, to use commercially reasonable efforts to cause the Registration Statement to be declared effective as promptly as possible after the filing thereof, and to keep the Registration  Statement continuously effective until such date as is the earlier of (x) the date when all Gagnon Shares covered by such Registration Statement have been sold or (y) the date on which the Gagnon Shares may be sold without any restriction pursuant to Rule 144 promulgated under the Securities Act.

The Gagnon Shares were authorized for issuance by us, and shall be issued and delivered to Gagnon upon receipt of approval of the listing for trading of the Gagnon Shares on the NYSE Amex LLC and the Tel Aviv Stock Exchange Ltd.

We intend to use the net proceeds from the Gagnon Transaction for working capital purposes.

Prior to the Gagnon Transaction, Gagnon and its affiliates were the beneficial owners of an aggregate of approximately 20.1% of our Common Stock. There were no other material relationships between us or our affiliates and Gagnon.

ITEM 14.   PRINCIPAL AC COUNTING FEES AND SERVICES

Stark Winter Schenkein & Co., LLP (“SWS”) served as our Independent Certified Public Accountants for each of the fiscal years ended December 31, 2005, 2006, 2007 and 2008, and for the first quarter of 2009.  On May 19, 2009, we dismissed SWS as our Independent Certified Public Accountants, and we engaged Baker Tilly Virchow Krause, LLP (formerly, Virchow, Krause & Company, LLP) and Baker Tilly (Horowitz Idan Goldstein Sabo Tevet) (formerly, Goldstein Sabo Tevet), independent members of Baker Tilly International (collectively, “Baker Tilly”) as our new independent accountants.  On December 22, 2009, our stockholders approved the appointment of Baker Tilly as our Independent Certified Public Accountants for the fiscal year ending December 31, 2009, and the first quarter of the fiscal year ending December 31, 2010.

Audit and Non -Audit Fees

Our Audit Committee pre-approved all audit and non-audit services provided to us and during the periods listed below. The Audit Committee approves discrete projects on a case-by-case basis that may have a material effect on our operations and also considers whether proposed services are compatible with the independence of the public accountants.

Aggregate fees for professional services rendered to us by (i) SWS as of or for the fiscal year ended December 31, 2008 and the first quarter of fiscal 2009 ended March 31, 2009, and (ii) Baker Tilly for the remaining three quarters of the fiscal year ended December 31, 2009 are set forth below:

	Fiscal Year
	2009	2008

Audit Fees (1)	$196,905	$165,000
Audit-Related Fees (2)	3,750	24,000
Tax Fees (3)	16,640	17,800
All Other (4)	7,555	1,000
Total	$224,850	$207,800

(1)      Audit Fees Aggregate fees for professional services rendered by SWS and/or Baker Tilly in connection with its audit of our consolidated financial statements for the fiscal years 2008 and 2007 and the quarterly reviews of our financial statements included in our Forms 10-Q.

(2)      Audit-related Fees Aggregate fees for professional services rendered by SWS and/or Baker Tilly in connection with its review of our filings with the SEC (i.e. Forms 8-K and S-1) and the Israel Securities Authority (i.e. Prospectus).

(3)      Tax Fees Aggregate fees for professional consulting services rendered by SWS and/or Baker Tilly in connection with our state and federal taxes.

(4)      All Other Reimbursement for expenses in connection with professional services rendered by SWS and/or Baker Tilly to us.

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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. [Free translation from Hebrew] (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
10.132	Employment Agreement between NTS Communications, Inc. and Niv Krikov dated July 1, 2009. (59)
10.133	Agreement dated November 20, 2009 between Xfone, Inc., David Sela and Blokshtil Ltd. (English translation). (60)
10.134	Loan Agreement dated as of December 10, 2009, between Swiftnet Limited, Iddo Keinan, Xfone, Inc., Auracall Limited, Equitalk.co.uk Limited and Story Telecom Limited. (61)

10.135	General Release and Settlement Agreement dated December 28, 2009 between Xfone, Inc., and the selling shareholders of NTS Communications, Inc. (62)
10.136	Agreement dated January 29, 2010 by and between Xfone, Inc., Abraham Keinan, and AMIT K Limited. (63)
10.137	Agreement dated January 29, 2010 by and between Xfone, Inc. and Abraham Keinan. (63)
10.138	Agreement dated January 29, 2010 by and between Abraham Keinan, Guy Nissenson and Campbeltown Business Ltd. (63)
10.139	Securities Purchase Agreement dated effective as of March 23, 2010. (64)
10.140	Form of Subscription Agreement dated as of March 23, 2010. (64)
16.2	Letter dated June 1, 2009 from Stark Winter Schenkein & Co., LLP to the Securities and Exchange Commission. (58)
21.1	List of Subsidiaries (Amended as of April 2009) (57)
23.1	Consent of Baker Tilly Virchow Krause, LLP dated March 30, 2010
23.2	Consent of Stark Winter Schenkein & Co., LLP dated March 29, 2010
23.3	Consent of Yarel & Partners C.P.A. (Isr.) dated March 25, 2010
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.

(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2009 with Xfone, Inc.‘s Form 10-K.
(57)	Denotes previously filed exhibit: filed on April 30, 2009 with Xfone, Inc.‘s Form 10-K/A.
(58)	Denotes previously filed exhibit: filed on June 3, 2009 with Xfone, Inc.‘s Form 8-K/A.
(59)	Denotes previously filed exhibit: filed on July 1, 2009 with Xfone, Inc.‘s Form 8-K.
(60)	Denotes previously filed exhibit: filed on November 30, 2009 with Xfone, Inc.‘s Form 8-K.
(61)	Denotes previously filed exhibit: filed on December 11, 2009 with Xfone, Inc.‘s Form 8-K.
(62)	Denotes previously filed exhibit: filed on December 29, 2009 with Xfone, Inc.‘s Form 8-K.
(63)	Denotes previously filed exhibits: filed on January 29, 2010 with Xfone, Inc.‘s Form 8-K.
(64)	Denotes previously filed exhibits: filed on March 23, 2010 with Xfone, Inc.‘s Form 8-K.

SIGNA TURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFONE, INC.

Date: March 30, 2010	By:	/s/ Guy Nissenson
Guy Nissenson President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abraham Keinan	Chairman of the Board	March 30, 2010
Abraham Keinan

/s/ Guy Nissenson	President, Chief Executive Officer, and Director	March 30, 2010
Guy Nissenson

/s/ Itzhak Almog	Director and Chairman of the Audit Committee and the Nominating Committee	March 30, 2010
Itzhak Almog

/s/ Eyal J. Harish	Director and Chairman of the Compensation Committee and a member of the Nominating Committee	March 30, 2010
Eyal J. Harish

/s/ Israel Singer	Director and member of the Audit Committee	March 30, 2010
Israel Singer

/s/ Niv Krikov	Treasurer, Chief Financial Officer, and Principal Accounting Officer	March 30, 2010
Niv Krikov

EXHIBIT INDEX
Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.11	Reamended and Restated Bylaws of the Company dated January 15, 2009.(55)
4.	Specimen Stock Certificate.(1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. [Free translation from Hebrew] (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
10.132	Employment Agreement between NTS Communications, Inc. and Niv Krikov dated July 1, 2009. (59)
10.133	Agreement dated November 20, 2009 between Xfone, Inc., David Sela and Blokshtil Ltd. (English translation). (60)
10.134	Loan Agreement dated as of December 10, 2009, between Swiftnet Limited, Iddo Keinan, Xfone, Inc., Auracall Limited, Equitalk.co.uk Limited and Story Telecom Limited. (61)

10.135	General Release and Settlement Agreement dated December 28, 2009 between Xfone, Inc., and the selling shareholders of NTS Communications, Inc. (62)
10.136	Agreement dated January 29, 2010 by and between Xfone, Inc., Abraham Keinan, and AMIT K Limited. (63)
10.137	Agreement dated January 29, 2010 by and between Xfone, Inc. and Abraham Keinan. (63)
10.138	Agreement dated January 29, 2010 by and between Abraham Keinan, Guy Nissenson and Campbeltown Business Ltd. (63)
10.139	Securities Purchase Agreement dated effective as of March 23, 2010. (64)
10.140	Form of Subscription Agreement dated as of March 23, 2010. (64)
16.2	Letter dated June 1, 2009 from Stark Winter Schenkein & Co., LLP to the Securities and Exchange Commission. (58)
21.1	List of Subsidiaries (Amended as of April 2009) (57)
23.1	Consent of Baker Tilly Virchow Krause, LLP dated March 30, 2010
23.2	Consent of Stark Winter Schenkein & Co., LLP dated March 29, 2010
23.3	Consent of Yarel & Partners C.P.A. (Isr.) dated March 25, 2010
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.

(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2009 with Xfone, Inc.‘s Form 10-K.
(57)	Denotes previously filed exhibit: filed on April 30, 2009 with Xfone, Inc.‘s Form 10-K/A.
(58)	Denotes previously filed exhibit: filed on June 3, 2009 with Xfone, Inc.‘s Form 8-K/A.
(59)	Denotes previously filed exhibit: filed on July 1, 2009 with Xfone, Inc.‘s Form 8-K.
(60)	Denotes previously filed exhibit: filed on November 30, 2009 with Xfone, Inc.‘s Form 8-K.
(61)	Denotes previously filed exhibit: filed on December 11, 2009 with Xfone, Inc.‘s Form 8-K.
(62)	Denotes previously filed exhibit: filed on December 29, 2009 with Xfone, Inc.‘s Form 8-K.
(63)	Denotes previously filed exhibits: filed on January 29, 2010 with Xfone, Inc.‘s Form 8-K.
(64)	Denotes previously filed exhibits: filed on March 23, 2010 with Xfone, Inc.‘s Form 8-K.