Form 10-Q
period 2010-03-31
XFONE INC.
filed 2010-05-17
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

As of May 14, 2010, 21,119,488 shares of the Company’s common stock, $0.001 par value, were issued and outstanding

XFONE, INC. AND SUBSIDIARIES

PART I:

FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements and Notes (Unaudited) - Period Ended March 31, 2010

Xfone, Inc. and Subsidiaries

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2010

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	Unaudited

CURRENT ASSETS:
Cash	$7,000,436	$2,467,028
Accounts receivable, net	2,414,936	2,855,136
Prepaid expenses and other receivables	2,254,330	2,423,402
Deferred taxes	413,691	569,152
Inventory	197,498	199,392
Total current assets	12,280,891	8,514,110

BONDS ISSUANCE COSTS , NET	1,650,108	1,725,705

OTHER LONG TERM ASSETS	1,222,680	929,417

FIXED ASSETS, NET	53,557,590	51,546,695

OTHER ASSETS, NET	1,723,942	1,932,771

ASSETS OF DISCONTINUED OPERATIONS IN THE UNITED KINGDOM	8,475,755	9,652,008

ASSETS OF DISCONTINUED OPERATIONS IN ISRAEL	4,266,937	4,174,576

Total assets	$83,177,903	$78,475,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	Unaudited
CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$6,626,959	$7,029,842
Trade payables	7,920,835	7,120,474
Other liabilities and accrued expenses	3,459,025	3,922,741
Current maturities of obligations under capital leases	225,737	253,634
Current maturities of bonds	4,072,855	3,637,146

Total current liabilities	22,305,411	21,963,837

DEFERRED TAXES, NET	3,202,055	3,733,929

NOTES PAYABLE FROM THE UNITED STATES DEPARTMENT OF AGRICULTURE, NET OF CURRENT MATURITIES	5,208,981	5,311,032

NOTES PAYABLE, NET OF CURRENT MATURITIES	2,639,240	43,012

BONDS PAYABLES , NET OF CURRENT MATURITIES	17,690,919	17,510,812

OBLIGATIONS UNDER CAPITAL LEASES , NET OF CURRENT MATURITIES	198,421	256,790

OTHER LONG TERM LIABILITIES	277,405	293,953

SEVERANCE PAY	54,253	50,268

LIABILITIES OF DISCONTINUED OPERATIONS IN THE UNITED KINGDOM	3,923,779	4,304,658

LIABILITIES OF DISCONTINUED OPERATIONS IN ISRAEL	3,207,571	3,324,298

Total liabilities	58,708,035	56,792,589

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value: 75,000,000 shares authorized; 21,119,488 and 18,376,075 issued and outstanding at March 31,2010 and December 31, 2009 (Note 5)	20,670	18,376
Additional paid-in capital	47,779,852	43,362,217
Equity on issuance note receivable (Note 5)	(575,000)	-
Foreign currency translation adjustment	(2,961,619)	(2,860,983)
Retained earnings	(20,126,839)	(19,072,582)

Total shareholders' equity	24,137,064	21,447,028

Non – Controlling interest	332,804	235,665

Total equity	24,469,868	21,682,693

Total liabilities and shareholders' equity	$83,177,903	$78,475,282
The accompanying notes are an integral part of these condensed consolidated financial statements

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$14,557,438	$15,650,013
Cost of revenues	7,704,165	8,655,816
Gross profit	6,853,273	6,994,197

Operating expenses:
Marketing and selling	1,107,892	1,190,734
General and administrative	5,432,000	5,429,100
Total operating expenses	6,539,892	6,619,834

Operating profit	313,381	374,363

Financing income (expense), net	(1,094,726)	1,546,032

Other expenses	(145,245)	(94,128)

Income (loss) from continued operations before taxes and non-controlling interest	(926,590)	1,826,267

Income tax benefit	322,229	30,283

Net income (loss) from continued operations	(604,361)	1,856,550

Income (loss) from discontinued operations in the United Kingdom and Israel, before taxes	(259,663)	508,050

Income tax expense on discontinued operations in the United Kingdom and Israel	(93,094)	(26,685)

Net income (loss)	(957,118)	2,337,915

Less: Net income attributed to non-controlling interest (related to discontinued operations)	(97,139)	(19,554)

Net income (loss) attributed to shareholders	$(1,054,257)	$2,318,361

Basic and diluted loss per share:
Income (loss) from continued operations	$(0.032)	$0.101
Income from discontinued operations	(0.024)	0.025
Basic and diluted	$(0.056)	$0.126

Basic and diluted weighted average number of shares outstanding:	18,613,772	18,376,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31 ,
	2010	2009
Cash flow from operating activities:
Net income (loss)	$(957,118)	$2,337,915
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,230,249	985,169
Compensation in connection with the issuance of warrants and options	395,415	152,017
Impairment of goodwill of discontinued operations	800,000	-
Accrued interest and exchange rate changes on outstanding Bonds	629,312	(1,836,492)
Decrease (increase) in account receivables	878,630	780,335
Bad debt provision	(12,895)	464,506
Decrease (increase) in inventories	1,894	7,090
Decrease (increase) in long term receivables	(286,405)	69,835
Decrease (increase) in bonds issuance expenses, net	75,597	10,498
Decrease (increase) in prepaid expenses and other receivables	(146,475)	154,430
Increase (decrease) in trade payables	955,689	(1,460,163)
Increase (decrease) in other liabilities and accrued expenses	(677,870)	(419,581)
Increase (decrease) in severance pay	(6,985)	54,411
Increase (decrease) in other long term liabilities	(20,888)	(30,687)
Decrease in deferred tax liabilities	(664,935)	(33,593)

Net cash provided by operating activities	2,193,215	1,235,690

Cash flow from investing activities:
Investment in short term deposit	-	(87,803)
Purchase of equipment	(1,058,287)	(1,446,870)
Purchase of equipment for the project under the United States Department of Agriculture	(1,811,593)	(797,137)

Net cash used in investing activities	(2,869,880)	(2,331,810)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
	Three Months Ended
	March 31 ,
	2010	2009

Cash flow from financing activities:
Repayment of long term loans from banks and others	$(133,784)	$(678,208)
Repayment of capital lease obligation	(17,809)	(104,305)
Repayment of long term loans from United States Department of Agriculture	(104,542)	-
Proceeds from exercise of options	75,754	-
Proceeds from long term loans	2,556,240	-
Increase (decrease) in short-term bank credit, net	(966,218)	546,271
Proceeds from long term loans from banks	407,387	190,868
Proceeds from long term loans from the United States Department of Agriculture	-	1,272,939
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	3,443,760	-
Net cash provided by (used in) financing activities	5,260,788	1,227,565

Effect of exchange rate changes on cash and cash equivalents	(73,034)	(16,110)

Net increase (decrease) in cash and cash equivalents	4,511,089	115,335

Cash and cash equivalents at the beginning of the period (*)	2,819,393	3,078,474

Cash and cash equivalents at the end of the period	$7,330,482	$3,193,809

Supplemental disclosure of cash flows activities:

Cash paid for:

Interest	$178,218	$115,900

Taxes	$106,846	$83,677

(*) Cash and cash equivalents as of March 31, 2010 includes $330,046 of cash related to discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2010 (Unaudited)

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

Xfone's holdings in subsidiaries as of March 31, 2010 were as follows:

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2010 (Unaudited)

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

Accounts receivable are presented net of an allowance for doubtful accounts of $264,279 and $716,798 at March 31, 2010 and December 31, 2009, respectively.

D.	Other Intangible Assets

Other intangible assets consist of a license to provide communication services in the United States.

Customer relations  related to mergers and acquisitions are amortized over a period between 2-13 years from the date of the purchase.

E.	Earnings Per Share

Basic earning per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three months ended March 31, 2010, there were no dilutive shares as all options and warrants were out-of-the-money.  For the three months ended March 31, 2010, there were no dilutive shares as the inclusion of in-the-money options and warrants would have been anti-dilutive.

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

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2010 (Unaudited)

 Note 2 - Significant Accounting Policies (Cont.)

G.	Reclassification

As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, subsequent to the year ended December 31, 2009, the Company’s board of directors made a strategic decision to concentrate on its operations in the U.S.  As a result of this decision, the Company has decided to discontinue its operations in the U.K. and Israel. The assets, liabilities and results of operations of the U.K. and Israel operations have been classified as discontinued operations for all periods presented (see Note 3). Certain amounts in the 2009 financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not impact the Company's gross profit or net income.

H.	Basis of Presentation

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

In management’s opinion, the condensed consolidated balance sheet as of March 31, 2010 (unaudited) and December 31, 2009 (audited), the unaudited condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations and cash flows on a basis consistent with that of our prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2009.

The Company has evaluated subsequent events occurring through the date on which this Quarterly Report on Form 10-Q was issued.

I.	Income Taxes

The Company accounts for income taxes under FASB ASC 740-10 (Prior Authoritative Literature: Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes). Deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets and liabilities. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts expected to be realized.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2010 (Unaudited)

Note 2 - Significant Accounting Policies (Cont.)

J.	Derivative Instruments

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133, as codified in ASC 815. ASC 815 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of any gains and losses on derivative contracts, and details of credit risk related contingent features in their hedged positions. ASC 815 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for; and how the hedges affect the entity's financial position, financial performance, and cash flows. The adoption of this new guidance on January 1, 2009 has been incorporated into the notes to the Company's consolidated financial statements.. As of March 31, 2010, the Company does not have open positions.

The amount recorded in financing expenses in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 that resulted from the above referenced hedging transactions was $5,374.

K.	Recent Accounting Pronouncements

1.
Fair Value Measurements and Disclosures. In January 2010, the FASB issued “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (Accounting Standards Update (ASU) 2010-06), which requires new disclosures and explanations for transfers of financial assets and liabilities between certain levels in the fair value hierarchy. ASU 2010-06 also clarifies that fair value measurement disclosures are required for each class of financial asset and liability, which may be a subset of a caption in the consolidated balance sheets, and those disclosures should include a discussion of inputs and valuation techniques. For financial assets and liabilities subject to lowest-measurements, ASU 2010-06, further requires that we separately present purchases, sales, issuances, and settlements instead of netting these changes. With respect to matters other than lowest-level measurements, we adopted ASU 2010-06 beginning with the quarter ended March 31, 2010 with the remaining disclosure requirements becoming effective for fiscal years and interim periods beginning on or after December 15, 2010 (i.e., the quarter ending March 31, 2011, for us). Adoption of this standard did not have any material impact on the Company's financial statements.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2010 (Unaudited)

Note 3 – Discontinued operations

1.	Operations in the U.K.

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

1.
A release of the Company from the repayment of the loan from Iddo Keinan, the son of Mr. Keinan and an employee of Swiftnet dated December 10, 2009, pursuant to which Iddo Keinan extended to Swiftnet a loan of £860,044 ($1,229,263);.

2.	A release of the Company from its obligation to Bank Leumi (UK) Plc. for of £150,000 ($226,604), thereby releasing the Company from its obligation to Bank Leumi (UK) Plc.; and
3.
An annual earn-out payment over the following years beginning on the consummation of the Transaction. The aggregate Earn-Out Payments shall be equal to but shall not exceed $1,858,325 in the aggregate.

The Company's Board of Directors approved the Agreement. The Closing of the Transaction is subject to approval by the holders of a majority of the Company’s common stock entitled to vote, which shall be obtained at a special meeting of the Company’s shareholders to be held not later than July 31, 2010.

As a result of the Agreement to sell the holdings in the UK Subsidiaries, the assets and liabilities related to UK Subsidiaries have been classified as “held for sale” in the Company’s financial statements in accordance with ASC 360, (formerly SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. ASC 360 requires an asset group that is held for sale to be recorded at the lower of its carrying amount or fair value less costs to sell. As a result of classifying our UK subsidiaries as discontinued operations we recorded an impairment of $800,000 related to goodwill impairment.

The assets and liabilities of the discontinued operations in the U.K. are as follows:

March 31,
2010

Cash	$206,935
Other current assets	2,454,036
Fixed assets, net	881,921
Goodwill	4,792,014
Other assets	140,849
Note payable	(1,299,263)
Other current liabilities	(2,624,516)

Net assets	$4,551,976

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2010 (Unaudited)

Note 3 – Discontinued operations (Cont.)

The results of discontinued operations in the U.K. are as follows:

	Three months ended
	March 31,
	2010	2009

Revenues (*)	$3,307,509	$3,650,540
Cost of revenues	1,354,586	1,866,298

Gross profit	1,952,923	1,784,242

Operating expenses:
Marketing and selling	1,137,067	1,116,477
General and administrative	598,781	243,665
Impairment of goodwill	800,000	-
Total operating expenses	2,535,848	1,360,142

Operating profit (loss)	(582,925)	424,100

Financing expenses, net	(50,185)	(16,638)

Income (loss) before taxes	(633,110)	407,462

Income tax benefit	-	2,431

Net income (loss) from discontinued operation in the United Kingdom	$(633,110)	$409,893

(*) Intercompany revenues, for services provided by the discontinued operation in the UK to the discontinued operation in Israel, of $211,734 and $308,268 for the three months ended March 31, 2010 and 2009, respectively, are attributed to the discontinued operations in the UK. The associated costs of these revenues are also attributed to the discontinued operations in the UK.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2010 (Unaudited)

Note 3 – Discontinued operations (Cont.)

2.	Operations in Israel

On March 2, 2010, a non-binding memorandum of understanding (the “MoU”) was entered into by and among the Company, its 26% minority interest partner (the “Minority Partner”) in Xfone 018 and Carnie Capital for the sale by the Company and the Minority Partner of their aggregate holdings (95%) in Xfone 018 to Carnie Capital. The MoU provides for an all cash transaction. Pursuant to the MoU, the parties have begun a due diligence process at the end of which the parties expect to enter into a definitive agreement. There can be no assurance that the Transaction will be consummated.

As a result of the MoU to sell the holdings in Xfone 018, the assets and liabilities related to Xfone 018 have been classified as “held for sale” in the Company’s financial statements in accordance with ASC 360, (formerly SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. ASC 360 requires an asset group that is held for sale to be recorded at the lower of its carrying amount or fair value less costs to sell.

The assets and liabilities of the discontinued operations in Israel are as follows:
March 31,
2010

Cash	$123,111
Other current assets	2,226,225
Fixed assets, net	1,602,329
Long-term assets	49,436
Other assets	265,836
Short-term bank credit and current maturities of notes payable	(548,960)
Other current liabilities	(2,422,013)
Notes payable	(468,852)
Other long-term liability	(100,550)

Net assets	$726,562

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2010 (Unaudited)

Note 3 – Discontinued operations (Cont.)

The results of discontinued operations in Israel are as follows:

	Three months ended
	March 31,
	2010	2009

Revenues (*)	$2,255,401	$2,173,882
Cost of revenues	1,152,088	1,256,343

Gross profit	1,103,313	917,539

Operating expenses:
Marketing and selling	242,573	407,399
General and administrative	442,754	342,230
Total operating expenses	685,327	749,629

Operating profit	417,986	167,910

Financing income (expense), net	(44,539)	(67,322)

Income before taxes	373,447	100,588

Income tax expense	(93,094)	(29,116)

Net income	280,353	71,472

Income attributed to non-controlling interest	(97,140)	(19,554)

Net income (loss) attributed to the Company from discontinued operation in Israel	$183,213	$51,918

(*) Intercompany revenues, for services provided by the discontinued operation in Israel to the discontinued operation in the UK, of $7,563 and $22,344 for the three months ended March 31, 2010 and 2009, respectively, are attributed to the discontinued operations in Israel. The associated costs of these revenues are also attributed to the discontinued operations in Israel.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2010 (Unaudited)

Note 4 – Notes payable

1.
NTS has a $4,000,000 revolving line of credit and loan with a commercial bank.  The facility is secured by an assignment of all NTS' trade accounts receivable.  The facility bears interest at a rate equivalent to Wall Street Journal Prime, but not less than 6% per annum. The Wall Street Journal Prime rate was 3.25% at March 31, 2010. At March 31, 2010, the total amount advanced was $3,392,690. The amounts and terms of the facility are:

a.	Revolving credit line of $2,000,000, which matured on April 27, 2010. On the maturity date, the outstanding balance was $1,850,000 which was paid in full by the Company.

b.	Loan of $2,000,000 repayable in equal monthly installments of $61,212 each. The first installment to commence on June 25, 2009 and the final principal payment is due on May 2010.

2.
NTS Telephone Company, LLC, a wholly owned subsidiary of NTS has received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million, 17-year debt facility to complete a telecommunications overbuild project in Levelland, Texas. The RUS loan is non-recourse to NTS and all other NTS subsidiaries and is a cost-of-money loan, bearing interest at the average rate for 10-year U.S. Treasury obligations. Advances are requested as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The current average rate is approximately 3.73%.

The total aggregate amount of these loans as of March 31, 2010 and December 31, 2009 are $5,469,558 and $5,574,100, respectively. The loans are to be repaid in monthly installments until 2024.

3.	Long-term loan from Burlingame Equity Investors, LP (“Burlingame”) (See Note 5.2)

On March 23, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame Equity Investors, LP (“Burlingame”). As part of the Purchase Agreement, the company issued a senior promissory note in the aggregate principal amount of $3,500,000, maturing on March 22, 2012.  Interest accrues at an annual rate of 10% and is payable quarterly. The note has equal liquidation rights with the Company's Series A Bonds issued in Israel on December 13, 2007. The Company evaluated the fair value of each of the three securities that were issued under the Purchase Agreement (i.e., the promissory note, 2,173,913 shares of the Company’s common stock and a warrant to purchase 950,000 shares of the Company’s common stock) and recorded the promissory note in its fair value of $2,556,240. The difference between the fair value and the principal amount will be expense ratably over the life of the promissory note.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2010 (Unaudited)

Note 5 - Capital Structure, stock options, warrants

1.	Issuance of options to officers and employees

On February 15, 2010, the Company granted the following options to officers and employees under the Company’s 2007 Stock Incentive Plan:

(1) The Company's President, Chief Executive Officer and director was granted options to purchase 1,500,000 shares of common stock, fully vested, exercisable at $1.10 per share and expiring five years from the date of grant. Based on the assumption below, the Company estimated that the fair value of the options at $294,386.

(2) The Company's Chief Financial Officer, was granted options to purchase 400,000 shares of common stock, exercisable at $1.10 per share and expiring seven years from the grant date. The options will vest as to 25% of the underlying shares 12 months from the date of grant. The remaining 75% of the options shall vest in equal quarterly installments after 15 months from the date of grant. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest. Based on the assumption below, the Company estimated that the fair value of the options at $107,050.

(3) An aggregate of 1,372,500 options to purchase shares of common stock were granted to other employees of the Company and its subsidiaries.  Each such option is exercisable at $1.10 per share and expires seven years from the date of grant.  Of these options, 85,000 options are fully vested on the date of grant, and the remaining 1,287,500 options will vest as to 25% of the underlying shares 12 months from the date of grant, with the remaining 75% of the options vesting in equal quarterly installments after 15 months from the date of grant. Additionally, 125,000 of the options will immediately and fully vest in the event of a change in control of the Company. Based on the assumption below, the Company estimated that the fair value of the options at $367,311. On March 22, 2010, 69,500 of these options were exercised.

The Company’s aggregate equity-based compensation expense for the three months ended March 31, 2010 and 2009 totaled $395,415 and $152,017, respectively.

The weighted average estimated fair value of employee stock options granted during the three months ended March 31, 2010 was $0.23 per share, using the Black-Scholes option pricing model, with the following weighted average assumptions (annualized percentages):

Three months ended March 31, 2010
Volatility	48.5%
Risk-free interest rate	2.76%
Dividend yield	0%
Forfeiture rate	20%

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2010 (Unaudited)

Note 5 - Capital Structure, stock options, warrants (Cont.)

2.	Securities Purchase Agreement with Burlingame

On March 23, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame Equity Investors, LP (“Burlingame”), for the issuance of the following securities of the Company for an aggregate purchase price of $6,000,000:

(1) A senior promissory note in the aggregate principal amount of $3,500,000, maturing on March 22, 2012.  Interest accrues at an annual rate of 10% and is payable quarterly. The note has equal liquidation rights with the Company's Series A Bonds issued in Israel on December 13, 2007.

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

The Company's shareholders' equity already reflects the Company's obligation to issue common stock under the Purchase Agreement.

3.	Subscription Agreement with certain investors affiliated with Gagnon Securities LLC

On March 23, 2010, the Company entered into a Subscription Agreement with certain investors affiliated with Gagnon Securities LLC, an existing shareholder (collectively, “Gagnon”), for the issuance of 500,000 Common Stock at a purchase price of $1.15 per share for an aggregate purchase price of $575,000.

The proceeds were received on April 1, 2010 and the Company's shareholders' equity already reflects the Company's obligation to issue common stock under the Subscription Agreement.

Note 6 - Geographical segments Information

As of January 1, 2010, the Company has one reporting segment. The Company's operations in the United Kingdom and Israel are reported as discontinued operations (Note 3).

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2010 (Unaudited)

Note 7 – Legal proceedings

1. FCC Enforcement Bureau

On March 6, 2006, the FCC’s Enforcement Bureau initiated an investigation into Telephone Electronic Company’s (“TEC”) compliance with FCC Rules for compensation of payphone service providers.  The Enforcement Bureau issued requests for production to TEC, its affiliates and subsidiaries.  TEC was a majority shareholder of NTS Communications, Inc. ("NTS") at the time of this investigation, prior to the Company's acquisition of NTS on February 26, 2008.  On April 26, 2006, NTS filed its response to the request for production.  The FCC has the authority to issue fines for violations of its regulations.  NTS believes it is in compliance and will not incur any fine.  The investigation is pending.

2. Teresa Leffler vs. Xfone USA

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

3. Eliezer Tzur et al. vs. 012 Telecom Ltd. et al.

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), the  Company's 69% owned Israel based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to the Company(collectively with Xfone 018, the “Defendants”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by consumers to the Defendants’ respective technical support numbers. One of the Petitioners seeks damages for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,000,000) which reflects the Petitioners’ estimation of damages caused to all consumers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.  A court hearing with respect to the approval or disapproval of the Class Action Request has been scheduled for September 19, 2010. Xfone 018 intends to vigorously defend the Class Action Request.

Note 8 – Subsequent Events

On May 14, 2010, an agreement (the “Agreement”) was entered into between the Company, the Company’s 26% minority interest partner (the “Minority Partner”) in Xfone 018 and Marathon Telecom Ltd. (“Marathon Telecom”), for the sale by the Company of its 69% interest in Xfone 018, and the sale by the Minority Partner of its 26% interest in Xfone 018 (collectively, the “Holdings”) to Marathon Telecom (the “Transaction”). The entry into the Agreement follows the non-binding memorandum of understanding (the “MoU”) which the parties had entered into on March 2, 2010.

The aggregate purchase price to be paid by Marathon Telecom in exchange for the interests in Xfone 018 is approximately $7,850,000, which represents a price for 100% of the interests in Xfone 018 free of any financial debt. The financial debt of Xfone 018 on the date of the Agreement, excluding debt due to the Company, is approximately $1,100,000.  In connection with the Transaction, the Company will be repaid its debt, and will receive 69% of the net proceeds after all other financial debt of Xfone 018 has been paid.

The closing of the Transaction is subject to certain conditions and approvals, including, receipt of the approval of the Minister of Communications in Israel.

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

Divestitures

As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, subsequent to the year ended December 31, 2009, our board of directors made a strategic decision to concentrate on our operations in the U.S.  As a result of this decision, we decided to divest our operations in the United Kingdom and Israel. The assets, liabilities and results of operations of the U.K. and Israel operations have been classified as discontinued operations for all periods presented.

Detailed discussions of each of these divestitures follow:

Discontinued operations in the UK. On January 29, 2010, we entered into an agreement (the “Agreement”) with Abraham Keinan, a significant shareholder and Chairman of our Board (“Keinan”), and AMIT K LTD, a company registered in England & Wales which is wholly owned and controlled by Keinan (“Buyer”), for the sale of Swiftnet, Auracall, Equitalk and Story Telecom (the “UK Subsidiaries”), which we owns (the “Transaction”). Pursuant to the Agreement, the consideration to be paid by Buyer and/or Keinan to us shall be comprised of the following three components:

1.
Our release from the repayment of the loan from Iddo Keinan, the son of Mr. Keinan and an employee of Swiftnet dated December 10, 2009, pursuant to which Iddo Keinan extended to Swiftnet a loan of £860,044 ($1,229,263);.

2.	Release from our obligation to Bank Leumi (UK) Plc. for of £150,000 ($226,604), thereby releasing us from our obligation to Bank Leumi (UK) Plc.; and
3.
An annual earn-out payment over the following years beginning on the consummation of the Transaction. The aggregate Earn-Out Payments shall be equal to but shall not exceed $1,858,325 in the aggregate.

Our Board of Directors approved the Agreement. The Closing of the Transaction is subject to approval by the holders of a majority of our common stock entitled to vote, which shall be obtained at a special meeting of the our shareholders to be held not later than July 31, 2010.

As a result of the Agreement, we determined that it is more likely than not that the operations in the UK would be sold. This determination triggered the need to classify the assets and liabilities related to UK Subsidiaries as “held for sale” in our financial statements. Furthermore, it has also triggered the need to test the $5,592,014 of goodwill related to the operation in the UK. Using an estimate of proceeds to be received upon sale as an indicator of the UK operation’s fair value, we determined that $800,000 of UK operation’s goodwill had become impaired, and was, therefore, written off during the quarter ended March 31, 2010 as a component of discontinued operations in the consolidated statement of operations.

The results of discontinued operations in the UK for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended
	March 31,
	2010	2009

Revenues (*)	$3,307,509	$3,650,540
Cost of revenues	1,354,586	1,866,298

Gross profit	1,952,923	1,784,242

Operating expenses:
Marketing and selling	1,137,067	1,116,477
General and administrative	598,781	243,665
Impairment of goodwill	800,000	-
Total operating expenses	2,535,848	1,360,142

Operating profit (loss)	(582,925)	424,100

Financing expenses, net	(50,185)	(16,638)

Income (loss) before taxes	(633,110)	407,462

Income tax benefit	-	2,431

Net income (loss) from discontinued operation in the United Kingdom	$(633,110)	$409,893

(*) Intercompany revenues, for services provided by the discontinued operation in the UK to the discontinued operation in Israel, of $211,734 and $308,268 for the three months ended March 31, 2010 and 2009, respectively, are attributed to the discontinued operations in the UK. The associated costs of these revenues are also attributed to the discontinued operations in the UK.

Discontinued operations in Israel On May 14, 2010, we signed an agreement for the sale of our holding in Xfone 018 to Marathon Telecom. The aggregate purchase price to be paid by Marathon in exchange for the interests in Xfone 018 is approximately $7,850,000, which represents a price for 100% of the interests in Xfone 018 free of any financial debt.

As a result of the Agreement to sell the holdings in Xfone 018, the assets and liabilities related to Xfone 018 have been classified as “held for sale” in our financial statements.

The results of discontinued operations in Israel for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended
	March 31,
	2010	2009

Revenues (*)	$2,255,401	$2,173,882
Cost of revenues	1,152,088	1,256,343

Gross profit	1,103,313	917,539

Operating expenses:
Marketing and selling	242,573	407,399
General and administrative	442,754	342,230
Total operating expenses	685,327	749,629

Operating profit	417,986	167,910

Financing income (expense), net	(44,539)	(67,322)

Income before taxes	373,447	100,588

Income tax expense	(93,094)	(29,116)

Net income	280,353	71,472

Income attributed to non-controlling interest	(97,140)	(19,554)

Net income (loss) attributed to the Company from discontinued operation in Israel	$183,213	$51,918

(*) Intercompany revenues, for services provided by the discontinued operation in Israel to the discontinued operation in the UK, of $7,563 and $22,344 for the three months ended March 31, 2010 and 2009, respectively, are attributed to the discontinued operations in Israel. The associated costs of these revenues are also attributed to the discontinued operations in Israel.

RESULTS OF OPERATIONS

Financial Information - Percentage of Revenues

	Three months ended March 31,
	2010	2009

Revenues	100.0%	100.0%
Cost of Revenues	52.9%	55.3%
Gross Profit	47.1%	44.7%

Operating Expenses:
Marketing and Selling	7.6%	7.6%
General and Administrative	37.3%	34.7%
Total Operating Expenses	44.9%	42.3%

Income (loss) from continued operations before taxes and non-controlling interest	(6.4)%	11.7%

Income (loss) from continued operations	(4.2)%	11.9%

Net Income (loss) attributed to shareholders	(7.2)%	14.8%

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND MARCH 31, 2009

Revenues.  Revenues for the quarter ended March 31, 2010 decreased 7.0% to $14,557,438 from $15,650,013 for the same period in 2009. The decrease in revenues is a result of a decrease of approximately $900,000 in revenues from other carriers and residential customers. The decrease in revenues was offset by approximately $250,000 in revenues from business and residential customers using our fiber network.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues for the quarter ended March 31, 2010 decreased 11.0% to $7,704,165 from $8,655,816 for the same period in 2009. Cost of revenues, as a percentage of revenues in the quarter ended March 31, 2010, decreased to 52.9% from 55.3% for the same period in 2009. The decrease in the cost of revenues, as a percentage of revenues, result of an increase in sales of our services on our fiber network which generated high-margins and a decrease in sales of low-margin products mainly to other carriers and to residential customers.

Marketing and Selling Expenses. Marketing and selling expenses are primarily related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the quarter ended March 31, 2010 decreased 7.0% to $1,107,892 from $1,190,734 for the same period in 2009. Marketing and selling expenses for the quarter ended March 31, 2010 are 7.6% of revenues, similar to the same period in 2009.

General and Administrative Expenses. General and administrative expenses consists primarily of compensation costs for administration, finance and general management personnel and consulting fees. General and administrative expenses for the quarter ended March 31, 2010 is $5,432,000 and remained at the same level of $5,429,100 for the same period in 2009. General and administrative expenses include stock options compensation which relates to stock options that were granted to our employees  and vest during the reported period. Total stock option compensation in the three months ended March 31, 2010 increased by $243,398 (or 160%) to $395,415 from $152,017 for the same period in 2009. The increase in the stock option compensation was offset with saving from a reduction in corporate cost and decline in consulting fees.

Financing Expenses, net. Financing expenses, net, for the quarter ended March 31, 2010 increased $2,640,758 to $1,094,726 from financial income of $1,546,032 for the same period in 2009. Financing expenses consist of interest payable on our Bonds, the effect of exchange rate fluctuation in the USD\NIS on our Bonds which are stated in NIS and linkage to the CPI expenses accumulated on the Bonds which are linked to the Israeli CPI. It also includes interest expenses on our interest bearing obligations and the effect of the currency exchange rate on intercompany balances with our subsidiaries which report in NIS and GBP as their functional currencies, which is of a temporary nature under the determination of SFAS 52. The increase in financing expenses is a result of a devaluation of 1.6% in the U.S. dollar against the NIS during the first quarter of 2010 versus an increase of 10.2% in the U.S. Dollar against the NIS in the same period in 2009. The increase in financing expenses was offset against a decrease in the Bonds’ outstanding principal amount.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of March 31, 2010, amounted to $7,330,482 compared to $2,819,393 as of December 31, 2009, an increase of $4,511,089. Net cash provided by operating activities in the three months ended March 31, 2010, was $2,193,215. The increase in cash flow from operating activities is mostly related to reduction of general and administrative expenses, decrease in account receivables and increase in account payable. Cash used for investing activities in the three months ended March 31, 2010 was $2,869,880. Out of that amount, $1,811,593 is attributable to the build out of the project under the United States Department of Agriculture in Levelland, TX and $1,058,287 to the purchase of other equipment. Net cash provided by financing activities for the three months ended March 31, 2010 was $5,260,788, and is primarily attributable to proceeds from the issuance of promissory note, stocks and warrants to Burlingame Equity Investors, LP for total proceeds of $6,000,000.

Our capital investments are primarily for the build-out of our fiber network, the purchase of equipment and software for services that we provide or intend to provide in Texas, Mississippi and Louisiana.

Capital lease obligations: We are the lessee of switching and other telecom equipment and motor vehicles under capital leases expiring on various dates from 2010 through 2014.

As of March 31, 2010, our continued operation reported a working capital deficit of $10,024,520 compared to a deficit of $13,449,727 on December 31, 2009. In order to overcome the deficit in our working capital, our management took the following actions: (i) On January 29, 2010, we entered into an agreement with Mr. Keinan and AMIT K LTD, a company registered in England & Wales which is wholly owned and controlled by Mr. Keinan to divest our UK operations. We expect the divestiture of the UK operations to result in a value of approximately $4,500,000 in total proceeds and future savings. Upon the approval of the transaction to divestiture the UK operations by our shareholder, we will be immediately relieved from short-term notes of approximately $1,500,000; (ii) On May 14, 2010, we signed an agreement for the sale of our holding in Xfone 018 to Marathon Telecom. The aggregate purchase price to be paid by Marathon in exchange for the interests in Xfone 018 is approximately $7,850,000, which represents a price for 100% of the interests in Xfone 018 free of any financial debt. (iii) On March 23, 2010, we entered into a securities purchase agreement with certain investors affiliated with Gagnon Securities LLC, an existing shareholder, for the issuance of our common stock for an aggregate consideration of $575,000; and (iv) as of December 31, 2009 our current liabilities include short-term credit line and notes payable of approximately $5,400,000 with our commercial bank. Of that amount, $1,850,000 was repaid on April 27, 2010. We are negotiating the renewal of the notes and the credit line with the bank and we believe that upon resolution of the negotiation we will repay most of the remaining amount after December 31, 2010.

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of March 31, 2010.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic credit facility	$3,392,690	$3,392,690	$-	$-	$-
Domestic Note Payable	1,998,508	1,998,508	-	-	-
Foreign credit facility	226,604	226,604	-	-	-
Other notes payable	4,378,414	812,815	3,565,599	-	-
Notes Payable from the United States Department of Agriculture	5,469,558	280,932	909,412	629,336	3,649,877
Bonds	22,457,667	4,198,888	7,303,511	7303,511	3,651,756
Capital leases	376,652	137,110	239,542	-	-
Operating leases	6,175,278	1,696,037	4,407,761	71,479	-

Total contractual cash obligations	$44,475,371	$12,743,584	$16,425,825	8,004,326	$7,301,633

We believe that funds expected to be generated from operations, proceeds from the divestiture of our operations in the UK and Israel and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months.

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

On December 1, 2008, we borrowed 400,000 NIS (approximately $105,208) (the “Loan”) from an individual lender unrelated to the Company pursuant to a Loan Agreement entered into on the same date, for general working capital purposes and/or for our repurchase of the Bonds.  The original terms of the Loan required the repayment of the Loan in no later than 12 months from the date of the Loan, or December 1, 2009, however, the maturity of the loan was extended to 2010. The Loan bears interest at an annual rate of 8% and is (including any interest accrued thereon) linked to the Israeli Consumer Price Index. The interest is payable quarterly, at the end of each three-month period, commencing from the Loan date and continuing until the Loan is fully repaid. As of March 31, 2010, the outstanding balance of the Loan was $88,140. The loan was repaid in full during April 2010.

We have a credit facility from Bank Leumi (UK) plc (“Bank Leumi”), of up to £150,000 ($241,373), which we obtained on November 26, 2008 for general working capital purposes (the “Credit Facility”). The Credit Facility is secured by a bank guarantee given to Bank Leumi by FIBI London. The guarantee is based upon a £150,000 deposit by Iddo Keinan, son of Abraham Keinan, our Chairman of the Board, and employee of our wholly-owned UK based subsidiary, Swiftnet Limited, with FIBI London.  The Credit Facility bears interest at a rate based on the London Interbank Offered Rate (“LIBOR”), plus one percent per annum, payable at the end of each three-month interest period. If we were to draw funds in excess of the agreed £150,000 amount without prior consent of Bank Leumi, we will be charged interest at the Base Rate, which is currently 5.5% plus 5% per annum for Sterling balances. On January 29, 2010, we entered into an agreement (the “Purchase Agreement”) with Mr. Keinan and AMIT K LTD, a company registered in England & Wales which is wholly owned and controlled by Mr. Keinan (“Buyer”), pursuant to which Mr. Keinan, through Buyer, agreed to purchase from us, and we agreed to sell, 100% of the entire issued share capital of Swiftnet Limited, Auracall Limited, Equitalk.co.uk Limited, Story Telecom, Inc. and Story Telecom Limited (the “UK Subsidiaries”), which we own (the “Transaction”). The consideration of the Transaction includes, among other things, full redemption by Buyer and/or Mr. Keinan of the Credit Facility thereby releasing us from our obligation to Bank Leumi (UK) Plc.

On December 1, 2009, we issued a series of promissory notes in the aggregate amount of approximately $875,000 to various lenders who are either affiliates of ours or people related to certain affiliates and/or business partners of ours.  The notes bear interest at rates between 0% and 10% and mature between one month and one year from issuance.  Certain of the notes are prepayable and contain no prepayment penalties.  A one month note in the amount of approximately $133,000 bears no interest unless it is not paid at maturity and then such loan bears interest at 2% per month until repaid.  The notes are guaranteed by certain of our subsidiaries.  The proceeds of the notes were utilized to repay obligations under our Series A Bonds. As of March 31, 2010, the outstanding balance of these notes was $452,915. Out of that amount, we repaid $272,124 during April 2010 and the remaining amount is due on November 30, 2010.

On December 10, 2009, we entered into a Loan Agreement as guarantor, with (i) Swiftnet Limited, our wholly owned United Kingdom subsidiary, as borrower; (ii) Iddo Keinan, as lender; and (iii) our other wholly owned UK Subsidiaries: (a) Auracall Limited, (b) Equitalk.co.uk Limited, and (c) Story Telecom Limited. Pursuant to the Agreement, Iddo Keinan agreed to extend to the Swiftnet Limited a loan in the amount of £860,045 ($1,229,263) no later than December 10, 2009. The loan was advanced as bridge funding of the payment of amounts due on our Series A Bonds. The loan had an initial maturity date of May 30, 2010, which was extended by mutual agreement to July 31, 2010. The loan shall bear interest of 1.3% per month charged on the total amount of the Iddo Keinan’s loan. In consideration for the loan, the following was granted as security in favor of the lender:

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

Our U.S subsidiary, NTS Communications, Inc., has a $2,000,000 revolving line of credit with a commercial bank.  The facility is secured by an assignment of all NTS's trade accounts receivable.  The credit line bears interest at a rate equivalent to Wall Street Journal Prime. The credit line was repaid on April 27, 2010. A related installment note in the original amount of $2,000,000 was executed on April 27, 2009. This note reduced the nominal and funded balance of the previous $4,000,000 line of credit. The installment note, which matures May 25, 2010, bears interest at Wall Street Journal Prime rate and is payable in monthly installments of $61,212.

Our U.S subsidiary, NTS Communications, Inc., has secured a loan from a commercial bank on September 18, 2007 in the original amount of $2,500,000 which was to be repaid on the following terms: 12 monthly payments of accrued interest only beginning October 18, 2007, followed by 23 monthly payments of $29,762 plus any accrued interest and a 24th and final payment of all unpaid principal and accrued interest due, on or before September 18, 2010. The loan bears interest at a rate equivalent to Wall Street Journal Prime. The loan is secured by fixed assets. The total aggregate amount of these loans as of March 31, 2010 is $1,998,508.

NTS Telephone Company, LLC, a wholly owned subsidiary of NTS Communications, Inc., has received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the advance date until full repayment after 17 years from advance date. The loan bears interest at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. Advances are provided as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The note is non-recourse to NTS and all other NTS subsidiaries and is secured by NTS Telephones assets which were $9.2 million at March 31, 2010. As of March 31, 2010, the annual average weighted interest rate on the outstanding advances was 3.74%. The total aggregate amount of these loans as of March 31, 2010 is $5,469,558.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

Our revenues and costs of revenues from continued operation are in U.S. dollars.

Most of our assets, liabilities (except the Bonds), revenues and expenditures are in U.S. dollars. The remainder of the assets, liabilities, revenues and expenditures are in GBP and NIS. We anticipate that the portion of U.S. dollars will continue to grow and the portion of GBP and NIS will decline.

Notwithstanding having our Bonds stated in NIS and linked to the Israeli Consumer Price Index, during the three months ended March 31, 2010, our liability was increased by approximately $350,000 as a result of the revaluation of the NIS in relation with the U.S. dollar. The increase in the liability was offset by the same amount as a result of deflation during the three months ended March 31, 2010. The increase in the outstanding Bonds liability by $615,816 is attributed to accrued interest on the outstanding Bonds principal.

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

III. Eliezer Tzur et al. vs. 012 Telecom Ltd. et al.

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), our 69% owned Israel based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to us (collectively with Xfone 018, the “Defendants”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by consumers to the Defendants’ respective technical support numbers. One of the Petitioners seeks damages for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,000,000) which reflects the Petitioners’ estimation of damages caused to all consumers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.  A court hearing with respect to the approval or disapproval of the Class Action Request has been scheduled for September 19, 2010. Xfone 018 intends to vigorously defend the Class Action Request.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.11	Reamended and Restated Bylaws of the Company dated January 15, 2009.(55)
4.	Specimen Stock Certificate.(1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

XFONE, INC.

Date: May 17, 2010	By:	/s/ Guy Nissenson
Guy Nissenson President, Chief Executive Officer and Director (principal executive officer)

Date: May 17, 2010	By:	/s/ Niv Krikov
Niv Krikov Principal Accounting Officer, Treasurer and Chief Financial Officer (principal accounting and financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.11	Reamended and Restated Bylaws of the Company dated January 15, 2009.(55)
4.	Specimen Stock Certificate.(1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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