Form 10-Q
period 2010-06-30
XFONE INC.
filed 2010-08-16
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2010

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

As of August 13, 2010, 21,119,488 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

XFONE, INC. AND SUBSIDIARIES

PART I:

FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements and Notes (Unaudited) - Period Ended June 30, 2010

Xfone, Inc. and Subsidiaries

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2010

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	Unaudited

CURRENT ASSETS:
Cash	$3,760,271	$2,467,028
Accounts receivable, net	2,677,315	2,855,136
Prepaid expenses and other receivables	2,379,533	2,423,402
Deferred taxes	456,315	569,152
Inventory	196,585	199,392
Current assets of discontinued operations in the United Kingdom	2,982,342	2,932,345
Current assets of discontinued operations in Israel	2,253,745	2,164,287
Total current assets	14,706,106	13,610,742

BONDS ISSUANCE COSTS , NET	1,577,607	1,725,705

OTHER LONG TERM ASSETS	1,302,209	929,417

FIXED ASSETS, NET	54,568,985	51,546,695

OTHER ASSETS, NET	1,550,593	1,932,771

ASSETS OF DISCONTINUED OPERATIONS IN THE UNITED KINGDOM	5,772,480	6,719,663

ASSETS OF DISCONTINUED OPERATIONS IN ISRAEL	1,780,715	2,010,289

Total assets	$81,258,695	$78,475,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	Unaudited
CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$4,114,313	$7,029,842
Trade payables	6,216,342	7,120,474
Other liabilities and accrued expenses	3,618,295	3,922,741
Current maturities of obligations under capital leases	230,868	253,634
Current maturities of bonds	3,546,808	3,637,146
Current liabilities of discontinued operations in the United Kingdom	4,162,608	4,131,849
Current liabilities of discontinued operations in Israel	2,268,370	2,906,259

Total current liabilities	24,157,604	29,001,945

DEFERRED TAXES, NET	3,259,389	3,733,929

NOTES PAYABLE FROM THE UNITED STATES DEPARTMENT OF AGRICULTURE, NET OF CURRENT MATURITIES	6,785,799	5,311,032

NOTES PAYABLE, NET OF CURRENT MATURITIES	2,805,900	43,012

BONDS PAYABLES , NET OF CURRENT MATURITIES	17,169,245	17,510,812

OBLIGATIONS UNDER CAPITAL LEASES , NET OF CURRENT MATURITIES	179,824	256,790

OTHER LONG TERM LIABILITIES	716,646	293,953

SEVERANCE PAY	57,753	50,268

LIABILITIES OF DISCONTINUED OPERATIONS IN THE UNITED KINGDOM	160,404	172,809

LIABILITIES OF DISCONTINUED OPERATIONS IN ISRAEL	500,138	418,039

Total liabilities	55,792,702	56,792,589

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value: 75,000,000 shares authorized; 21,119,488 and 18,376,075 issued and outstanding at June 30,2010 and December 31, 2009	21,119	18,376
Additional paid-in capital	47,835,370	43,362,217
Foreign currency translation adjustment	(2,991,690)	(2,860,983)
Retained earnings	(19,797,950))	(19,072,582)

Total shareholders' equity	25,066,849	21,447,028

Non – Controlling interest	399,144	235,665

Total equity	25,465,993	21,682,693

Total liabilities and shareholders' equity	$81,258,695	$78,475,282
The accompanying notes are an integral part of these condensed consolidated financial statements

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$14,429,559	$15,455,409	$28,986,997	$31,105,422
Cost of revenues	7,592,359	8,408,974	15,296,524	17,064,790
Gross profit	6,837,200	7,046,435	13,690,473	14,040,632

Operating expenses:
Marketing and selling	1,072,906	1,134,071	2,180,798	2,324,805
General and administrative	5,251,349	5,057,631	10,683,349	10,486,731
Total operating expenses	6,324,255	6,191,702	12,864,147	12,811,536

Operating profit	512,945	854,733	826,326	1,229,096

Financing expense, net	(162,390)	(2,543,326)	(1,257,116)	(997,294)
Other expenses	(148,091)	(94,653)	(293,336)	(188,781)

Income (loss) from continued operations before taxes and non-controlling interest	202,464	(1,783,246)	(724,126)	43,021

Income tax benefit (expense)	(69,613)	289,676	252,616	319,959

Net Income (loss) from continued operations	132,851	(1,493,570)	(471,510)	362,980

Income (loss) from discontinued operations in the United Kingdom and Israel, before taxes	354,539	(360,841)	94,876	147,209

Income tax expense on discontinued operations in the United Kingdom and Israel	(92,161)	(147,482)	(185,255)	(174,167)

Net income (loss)	395,229	(2,001,893)	(561,889)	336,022

Less: Net income (loss) attributed to non-controlling interest (related to discontinued operations)	(66,339)	138,716	(163,479)	119,162

Net income (loss) attributed to shareholders	$328,890	$(1,863,177)	$(725,368)	$455,184

Basic income (loss) per share:
Income (loss) from continued operations	$0.006	$(0.081)	$(0.024)	$0.020
Income (loss) from discontinued operations	0.010	(0.020)	(0.012)	0.005
Basic and diluted	$0.016	$(0.101)	$(0.036)	$0.025

Diluted income (loss) per share:
Income (loss) from continued operations	$0.006	$(0.081)	$(0.024)	$0.020
Income (loss) from discontinued operations	0.009	(0.020)	(0.012)	0.005
Basic and diluted	$0.015	$(0.101)	$(0.036)	$0.025

Basic weighted average number of shares outstanding:	21,119,488	18,376,075	19,877,000	18,376,075

Diluted weighted average number of shares outstanding:	21,387,872	18,376,075	19,877,000	18,376,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30 ,
	2010	2009
Cash flow from operating activities:
Net income (loss)	$(561,889)	$336,022
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,257,300	1,922,084
Compensation in connection with the issuance of warrants and options	451,383	304,034
Impairment of goodwill of discontinued operations	800,000	-
Accrued interest and exchange rate changes on outstanding Bonds	(417,102)	(185,036)
Decrease (increase) in account receivables	338,524	1,910,081
Bad debt provision	98,916	(14,963)
Decrease (increase) in inventories	2,807	5,103
Decrease (increase) in long term receivables	(367,757)	73,663
Decrease (increase) in bonds issuance expenses, net	148,098	10,736
Decrease (increase) in prepaid expenses and other receivables	(675,940)	744,498
Increase (decrease) in trade payables	(711,647)	(975,943)
Increase (decrease) in other liabilities and accrued expenses	(56,793)	(1,683,590)
Increase (decrease) in severance pay	16,015	71,486
Increase (decrease) in other long term liabilities	429,419	(108,842)
Deferred tax provision	(410,813)	(255,419)

Net cash provided by operating activities	1,340,521	2,153,914

Cash flow from investing activities:
Purchase of equipment	(2,143,948)	(2,660,221)
Purchase of equipment for the project under the United States Department of Agriculture	(2,457,290)	(1,530,252)

Net cash used in investing activities	(4,601,238)	(4,190,473)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
	Six Months Ended
	June 30 ,
	2010	2009

Cash flow from financing activities:
Repayment of long term loans from banks and others	$(380,121)	$(2,112,874)
Repayment of capital lease obligation	(149,789)	(225,146)
Repayment of long term loans from United States Department of Agriculture	(196,688)	-
Proceeds from exercise of options	75,753	-
Proceeds from long term loans	2,837,298	-
Increase (decrease) in short-term bank credit, net	(3,723,220)	719,695
Proceeds from long term loans from banks	406,835	1,396,698
Proceeds from long term loans from the United States Department of Agriculture	1,766,564	2,662,585
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	3,948,760	-
Net cash provided by (used in) financing activities	4,585,392	2,440,958

Effect of exchange rate changes on cash and cash equivalents	7,373	12,653

Net increase (decrease) in cash and cash equivalents	1,332,048	417,052

Cash and cash equivalents at the beginning of the period	2,819,393	3,078,474

Cash and cash equivalents at the end of the period (*)	$4,151,441	$3,495,526

Supplemental disclosure of cash flows activities:

Cash paid for:

Interest	$1,284,270	$1,239,337

Taxes	$402,125	$200,005

(*) Cash and cash equivalents as of June 30, 2010 includes $391,170 of cash related to discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (Unaudited)

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

Xfone's holdings in subsidiaries as of June 30, 2010 were as follows:

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

On July 29, 2010 the Company completed its disposition of Swiftnet, Auracall, Equitalk and Story Telecom pursuant to a certain Agreement, dated January 29, 2010. See also note 3.

Note 2 - Significant Accounting Policies

The interim condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are as follows:

A.	Principles of Consolidation and Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the US ("US GAAP") and include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Minority interest in the loss of a subsidiary will be recorded according to the respective equity interest of the minority and up to its exposure and/or legal obligation to cover the subsidiary losses in the event that equity is reduced to zero or below.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (Unaudited)

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

Accounts receivable are presented net of an allowance for doubtful accounts of $316,366 and $288,912 at June 30, 2010 and December 31, 2009, respectively.

D.	Other Intangible Assets

Other intangible assets consist of a license to provide communication services in the United States.

Customer relations related to mergers and acquisitions are amortized over a period between 2-13 years from the date of the purchase.

E.	Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the six months ended June 30, 2010, there were no dilutive shares as all options and warrants were out-of-the-money.  For the six months ended June 30, 2010, there were no dilutive shares as the inclusion of in-the-money option and warrants would have been anti-dilutive.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (Unaudited)

 Note 2 - Significant Accounting Policies (Cont.)

G.	Reclassification

As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, subsequent to the year ended December 31, 2009, the Company’s board of directors made a strategic decision to concentrate on the Company's operations in the U.S.  As a result of this decision, the Company decided to discontinue its operations in the U.K. and Israel. The assets, liabilities and results of operations of the U.K. and Israel operations have been classified as discontinued operations for all periods presented (see Note 3). Certain amounts in the 2009 financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not impact the Company's gross profit or net income.

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

In management’s opinion, the condensed consolidated balance sheet as of June 30, 2010 (unaudited) and December 31, 2009 (audited), the unaudited condensed consolidated statements of operations for the six months ended June 30, 2010 and 2009, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company's financial position, results of operations and cash flows on a basis consistent with that of the Company's prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2009.

The Company has evaluated subsequent events occurring through the date on which this Quarterly Report on Form 10-Q was filed.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (Unaudited)

Note 2 - Significant Accounting Policies (Cont.)

J.	Derivative Instruments

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133, as codified in ASC 815. ASC 815 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of any gains and losses on derivative contracts, and details of credit risk related contingent features in their hedged positions. ASC 815 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for; and how the hedges affect the entity's financial position, financial performance, and cash flows. The adoption of this new guidance on January 1, 2009 has been incorporated into the notes to the Company's consolidated financial statements. As of June 30, 2010, the Company does not have open positions.

The amount recorded in financing expenses in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2009 that resulted from the above referenced hedging transactions was $5,374.

K.	Recent Accounting Pronouncements

Fair Value Measurements and Disclosures. In January 2010, the FASB issued “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (Accounting Standards Update (ASU) 2010-06), which requires new disclosures and explanations for transfers of financial assets and liabilities between certain levels in the fair value hierarchy. ASU 2010-06 also clarifies that fair value measurement disclosures are required for each class of financial asset and liability, which may be a subset of a caption in the consolidated balance sheets, and those disclosures should include a discussion of inputs and valuation techniques. For financial assets and liabilities subject to lowest-measurements, ASU 2010-06, further requires that the Company separately present purchases, sales, issuances, and settlements instead of netting these changes. With respect to matters other than lowest-level measurements, the Company adopted ASU 2010-06 beginning with the quarter ended March 31, 2010 with the remaining disclosure requirements becoming effective for fiscal years and interim periods beginning on or after December 15, 2010 (i.e., the quarter ending March 31, 2011, for the Company). Adoption of this standard did not have any material impact on the Company's financial statements.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (Unaudited)

Note 3 – Discontinued operations

A.	Operations in the U.K.

On January 29, 2010, the Company entered into an agreement (the “Agreement”) with Abraham Keinan, a significant shareholder and Chairman of the Board of the Company (“Keinan”), and AMIT K LTD, a company registered in England & Wales which is wholly owned and controlled by Keinan (“Buyer”), for the sale  (the “Transaction”) of Swiftnet, Auracall, Equitalk and Story Telecom (the “UK Subsidiaries”). Pursuant to the Agreement, the consideration paid by Buyer and/or Keinan to Xfone would be comprised of the following components:

1.
A release of the Company from the repayment of the loan from Iddo Keinan, the son of Mr. Keinan and an employee of Swiftnet dated December 10, 2009, pursuant to which Iddo Keinan extended to Swiftnet a loan of £860,044 ($1,292,353);.

2.	A release of the Company from its obligation to Bank Leumi (UK) Plc. for of £150,000 ($228,375), thereby releasing the Company from its obligation to Bank Leumi (UK) Plc.; and
3.
An annual earn-out payment over the following years beginning on the consummation of the Transaction. The aggregate Earn-Out Payments shall be equal to but shall not exceed $1,858,325 in the aggregate.

4.	Release of intercompany balances between Xfone and the UK Subsidiaries amounting $1,718,659 as of June 30, 2010.

On July 29, 2010 the Company completed its disposition of the UK Subsidiaries.

As a result of the Agreement to sell the UK Subsidiaries, the assets and liabilities related to UK Subsidiaries have been classified as “held for sale” in the Company’s financial statements in accordance with ASC 360, (formerly SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. ASC 360 requires an asset group that is held for sale to be recorded at the lower of its carrying amount or fair value less costs to sell. As a result of classifying the Company's UK subsidiaries as discontinued operations the Company recorded a goodwill impairment of $800,000.

The assets and liabilities of the discontinued operations in the U.K. are as follows:

June 30,
2010

Cash	$214,881
Other current assets	2,767,461
Fixed assets, net	852,958
Goodwill	4,788,096
Other assets	131,426
Note payable	(1,292,353)
Other current liabilities	(2,870,255)
Other long-term liability	(160,404)

Net assets	$4,431,810

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (Unaudited)

Note 3 – Discontinued operations (Cont.)

The results of discontinued operations in the U.K. are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$2,556,886	$4,049,266	$5,864,395	$7,699,806
Cost of revenues	729,777	1,786,164	2,084,363	3,652,462

Gross profit	1,827,109	2,263,102	3,780,032	4,047,344

Operating expenses:
Marketing and selling	1,088,986	1,198,678	2,226,053	2,315,155
General and administrative	696,278	754,953	1,295,059	998,618
Impairment of goodwill	-	-	800,000	-
Total operating expenses	1,785,264	1,953,631	4,321,112	3,313,773

Operating profit (loss)	41,845	309,471	(541,080)	733,571

Financing expenses, net	(17,424)	(13,531)	(67,609)	(30,169)

Income (loss) before taxes	24,421	295,940	(608,689)	703,402

Income tax benefit (expense)	-	(4,960)	-	(2,529)

Net income (loss) from discontinued operation in the United Kingdom	$24,421	$290,980	$(608,689)	$700,873

(*) Intercompany revenues, for services provided by the discontinued operations in the UK to the discontinued operation in Israel, of $397,101 and $989,174 for the six months ended June 30, 2010 and 2009, respectively, are attributed to the discontinued operations in the UK. The associated costs of these revenues are also attributed to the discontinued operations in the UK.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (Unaudited)

Note 3 – Discontinued operations (Cont.)

B.	Operations in Israel

On May 14, 2010, an agreement (the “Agreement”) was entered into between the Company, the Company’s 31% minority interest partners (the “Minority Partners”) in Xfone 018 and Marathon Telecom Ltd. (“Marathon Telecom”), for the sale by the Company of its 69% interest in Xfone 018, and the sale by the Minority Partners of their 31% interest in Xfone 018 (collectively, the “Holdings”) to Marathon Telecom (the “Transaction”). The entry into the Agreement follows the non-binding memorandum of understanding (the “MoU”) which the parties had entered into on March 2, 2010.

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

Pursuant to the Agreement, the consummation of the Transaction was subject to certain conditions and approvals, including, receipt of the approval of the Minister of Communications in Israel which was received on August 11, 2010.

As a result of the Company’s entry into the MoU and the Agreement, the assets and liabilities related to Xfone 018 have been classified as “held for sale” in the Company’s financial statements in accordance with ASC 360, (formerly SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. ASC 360 requires an asset group that is held for sale to be recorded at the lower of its carrying amount or fair value less costs to sell.

The assets and liabilities of the discontinued operations in Israel are as follows:
June 30
2010

Cash	$176,289
Other current assets	2,077,456
Fixed assets, net	1,472,017
Long-term assets	58,799
Other long-term assets	249,899
Current maturities of notes payable	(259,360)
Other current liabilities	(2,408,154)
Long-term notes payable	(385,363)
Other long-term liability	(114,775)

Net assets	$866,808

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (Unaudited)

Note 3 – Discontinued operations (Cont.)

The results of discontinued operations in Israel are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$2,280,029	$1,915,598	$4,535,430	$4,089,480
Cost of revenues	1,254,828	1,090,503	2,406,916	2,346,846

Gross profit	1,025,201	825,095	2,128,514	1,742,634

Operating expenses:
Marketing and selling	205,358	394,731	447,931	802,130
General and administrative	440,205	477,306	882,959	819,536
Non-recurring loss	-	506,176	-	506,176
Total operating expenses	645,563	1,378,213	1,330,890	2,127,842

Operating profit (loss)	379,638	(553,118)	797,624	(385,208)

Financing expenses, net	(40,476)	(103,663)	(85,016)	(170,985)

Income (loss) before taxes	339,162	(656,781)	712,608	(556,193)

Income tax expense	(92,162)	(142,522)	(185,256)	(171,638)

Net income (loss)	247,000	(799,303)	527,352	(727,831)

Income attributed to non-controlling interest	(66,339)	138,716	(163,479)	119,162

Net income (loss) from discontinued operation in the Israel	$180,661	$(660,587)	$363,873	$(608,669)

(*) Intercompany revenues, for services provided by the discontinued operation in Israel to the discontinued operation in the UK, of $74,285 and $25,148 for the six months ended June 30, 2010 and 2009, respectively, are attributed to the discontinued operations in Israel. The associated costs of these revenues are also attributed to the discontinued operations in Israel.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (Unaudited)

Note 4 – Notes payable

A.
NTS has a loan with a commercial bank with an outstanding balance of $1,380,204 as of June 30, 2010.  The loan is secured by an assignment of all NTS' trade accounts receivable. The loan bears interest at a rate equivalent to Wall Street Journal Prime, but not less than 6% per annum. The Wall Street Journal Prime rate was 3.25% at June 30, 2010. The loan is repayable in equal monthly installments of $61,212 each. The Company negotiated with the bank the repayment schedule and the parties agreed to postpone the repayment of the loan from its original due date of May 28, 2010 to September 25, 2010.

B.
NTS Telephone Company, LLC, a wholly owned subsidiary of NTS has received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million, 17-year debt facility to complete a telecommunications overbuild project in Levelland, Texas. The RUS loan is non-recourse to NTS and all other NTS subsidiaries and is a cost-of-money loan, bearing interest at the average rate for 10-year U.S. Treasury obligations. Advances are requested as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The current average interest rate is approximately 3.20%.

The total aggregate amount of these loans as of June 30, 2010 and December 31, 2009 are $7,143,976 and $5,574,100, respectively. The loans are to be repaid in monthly installments until 2024.

C.	Long-term loan from Burlingame Equity Investors, LP (“Burlingame”) (See Note 5.B)

On March 23, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame Equity Investors, LP (“Burlingame”). As part of the Purchase Agreement, the Company issued a senior promissory note in the aggregate principal amount of $3,500,000, maturing on March 22, 2012.  Interest accrues at an annual rate of 10% and is payable quarterly. The note has equal liquidation rights with the Company's Series A Bonds issued in Israel on December 13, 2007. The Company evaluated the fair value of each of the three securities that were issued under the Purchase Agreement (i.e., the promissory note, 2,173,913 shares of the Company’s common stock, and a warrant to purchase 950,000 shares of the Company’s common stock) and recorded the promissory note at its fair value of $2,556,240. The difference between the fair value and the principal amount will be expense ratably over the life of the promissory note.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (Unaudited)

Note 5 - Capital Structure, stock options, warrants

A.	Issuance of options to officers and employees

On February 15, 2010, the Company granted the following options to officers and employees under the Company’s 2007 Stock Incentive Plan:

(1) The Company's President, Chief Executive Officer and director was granted options to purchase 1,500,000 shares of common stock, fully vested, exercisable at $1.10 per share and expiring five years from the date of grant. Based on the assumptions below, the Company estimated that the fair value of the options at $294,386.

(2) The Company's Chief Financial Officer, was granted options to purchase 400,000 shares of common stock, exercisable at $1.10 per share and expiring seven years from the grant date. The options will vest as to 25% of the underlying shares 12 months from the date of grant. The remaining 75% of the options shall vest in equal quarterly installments after 15 months from the date of grant. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest. Based on the assumptions below, the Company estimated that the fair value of the options at $107,050.

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

The Company’s aggregate equity-based compensation expense for the six months ended June 30, 2010 and 2009 totaled $451,383 and $304,034, respectively.

The weighted average estimated fair value of employee stock options granted during the six months ended June 30, 2010 was $0.23 per share, using the Black-Scholes option pricing model, with the following weighted average assumptions (annualized percentages):

Volatility	48.5%
Risk-free interest rate	2.76%
Dividend yield	0%
Forfeiture rate	20%

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (Unaudited)

Note 5 - Capital Structure, stock options, warrants (Cont.)

B.	Securities Purchase Agreement with Burlingame

On March 23, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame, for the issuance of the following securities of the Company for an aggregate purchase price of $6,000,000:

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

C.	Subscription Agreement with certain investors affiliated with Gagnon Securities LLC

On March 23, 2010, the Company entered into a Subscription Agreement with certain investors affiliated with Gagnon Securities LLC, an existing shareholder (collectively, “Gagnon”), for the issuance of 500,000 Common Stock at a purchase price of $1.15 per share for an aggregate purchase price of $575,000. The Company allocated the proceeds from this agreement based on the relative fair values of the note, common stock and warrant. $2,918,921, $2,556,240, and $524,840 were allocated to the common stock, note and warrant, respectively.

Note 6 - Geographical segments Information

As of January 1, 2010, the Company has one reporting segment. The Company's operations in the United Kingdom and Israel are reported as discontinued operations (Note 3).

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (Unaudited)

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

2. Teresa Leffler vs. Xfone USA

On February 24, 2009, Teresa Leffler, a former employee of Xfone USA, Inc., filed a complaint with the Circuit court of Rankin County, Mississippi, alleging sexual discrimination and sexual harassment by a former employee of Xfone USA, Marshall Wingard, and Xfone USA, that allegedly resulted in injury to her job and reputation, lost wages, mental and physical pain and suffering. Ms. Leffler seeks compensatory damages in the amount of $300,000 and punitive damages in the amount of $300,000. The filing of the complaint follows Ms. Leffler’s receipt of a Notice of Right to Sue (the “Notice”) issued by the U.S. Equal Employment Opportunity Commission (the “EEOC”) on November 21, 2008.  The Notice also stated that the EEOC was terminating its processing of the charge. Xfone USA and Mr. Wingard filed their Original Answers on April 15, 2009. Mr. Wingard was dismissed with prejudice from the suit by agreement and stipulation on May 12, 2009. Ms. Leffler’s complaint was settled for $2,500 on July 2, 2010, and the case was dismissed with prejudice on July 26, 2010.

3. Eliezer Tzur et al. vs. 012 Telecom Ltd. et al.

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), the Company's 69% owned Israel based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to the Company (collectively with Xfone 018, the “Defendants”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by consumers to the Defendants’ respective technical support numbers. One of the Petitioners seeks damages for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,000,000) which reflects the Petitioners’ estimation of damages caused to all consumers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.  A court hearing with respect to the approval or disapproval of the Class Action Request has been scheduled for September 19, 2010. Xfone 018 and the Petitioners are currently attempting to reach an understanding regarding the scope of the Class Action Request and its justification, if any. The matter is pending and Xfone 018 intends to vigorously defend the Class Action Request.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of  Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in Xfone, Inc.'s (referred to herein as the "Company", or "Xfone", "we", "our", "ours" and "us") revenues and profitability, (ii) prospective business opportunities and (iii) our strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

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

US Dollars are denoted herein by “USD”, New Israeli Shekels are denoted herein by “NIS”, and the Pound Sterling is denoted herein by “GBP.”

OVERVIEW

We were incorporated in Nevada, US in September 2000. We are a holding and managing company providing international voice, video and data communications services with operations in the United States, the United Kingdom and Israel offering a wide range of services, including: local, long distance and international telephony services; video; prepaid and postpaid calling cards; cellular services; Internet services; messaging services (Email/Fax Broadcast, Email2Fax and Cyber-Number); and reselling opportunities. We serve customers worldwide.

Our principal executive offices are located in Lubbock, Texas.

Divestitures

As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, subsequent to the year ended December 31, 2009, our board of directors made a strategic decision to concentrate on our operations in the U.S.  As a result of this decision, we decided to divest our operations in the United Kingdom (“UK”), and Israel. The assets, liabilities and results of operations of the U.K. and Israel operations have been classified as discontinued operations for all periods presented.

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

1.
Our release from the repayment of the loan from Iddo Keinan, the son of Mr. Keinan and an employee of Swiftnet dated December 10, 2009, pursuant to which Iddo Keinan extended to Swiftnet a loan of £860,044 ($1,292,353);.

2.	Release from our obligation to Bank Leumi (UK) Plc. for of £150,000 ($228,375), thereby releasing us from our obligation to Bank Leumi (UK) Plc.; and
3.
An annual earn-out payment over the following years beginning on the consummation of the Transaction. The aggregate Earn-Out Payments shall be equal to but shall not exceed $1,858,325 in the aggregate.

4.	Release of intercompany balances between us and the UK Subsidiaries.

Following an approval of the Transaction in a special meeting of our stockholders on July 14, 2010, we completed our disposition of the UK Subsidiaries on July 29, 2010.

As a result of the Agreement to sell our holdings in the UK Subsidiaries, the assets and liabilities related to UK Subsidiaries have been classified as “held for sale” in our financial statements in accordance with ASC 360, (formerly SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. Furthermore, it has also triggered the need to test the goodwill related to the operations in the UK. Using an estimate of proceeds to be received upon sale as an indicator of the UK operation’s fair value, we determined that $800,000 of UK operation’s goodwill had become impaired, and was, therefore, written off during the quarter ended March 31, 2010 as a component of discontinued operations in the consolidated statement of operations.

The results of discontinued operations in the UK for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$2,556,886	$4,049,266	$5,864,395	$7,699,806
Cost of revenues	729,777	1,786,164	2,084,363	3,652,462

Gross profit	1,827,109	2,263,102	3,780,032	4,047,344

Operating expenses:
Marketing and selling	1,088,986	1,198,678	2,226,053	2,315,155
General and administrative	696,278	754,953	1,295,059	998,618
Impairment of goodwill	-	-	800,000	-
Total operating expenses	1,785,264	1,953,631	4,321,112	3,313,773

Operating profit (loss)	41,845	309,471	(541,080)	733,571

Financing expenses, net	(17,424)	(13,531)	(67,609)	(30,169)

Income (loss) before taxes	24,421	295,940	(608,689)	703,402

Income tax benefit (expense)	-	(4,960)	-	(2,529)

Net income (loss) from discontinued operation in the United Kingdom	$24,421	$290,980	$(608,689)	$700,873

Discontinued operations in Israel On May 14, 2010, we entered into an agreement (the “Agreement”) with our 31% minority interest partners (the “Minority Partners”) in Xfone 018 Ltd. ("Xfone 018"), and Marathon Telecom Ltd. (“Marathon Telecom”), for the sale by us of our 69% interest in Xfone 018, and the sale by the Minority Partners of their 31% interest in Xfone 018 (collectively, the “Holdings”) to Marathon Telecom (the “Transaction”). The entry into the Agreement follows the non-binding memorandum of understanding (the “MoU”) which the parties had entered into on March 2, 2010. The aggregate purchase price to be paid by Marathon Telecom in exchange for the interests in Xfone 018 is approximately $7,850,000, which represents the price for 100% of the interests in Xfone 018 free of any financial debt. The financial debt of Xfone 018 on the date of the Agreement, excluding debt due to us, is approximately $1,100,000.  In connection with the Transaction, we will be repaid our debt, and will receive 69% of the net proceeds after all other financial debt of Xfone 018 has been paid. Pursuant to the Agreement, the consummation of the Transaction was subject to certain conditions and approvals, including, receipt of the approval of the Minister of Communications in Israel which was received on August 11, 2010.

As a result of the Agreement to sell the holdings in Xfone 018, the assets and liabilities related to Xfone 018 have been classified as “held for sale” in our financial statements.

The results of discontinued operations in Israel for the six months ended June 30, 2010 and 2009 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$2,280,029	$1,915,598	$4,535,430	$4,089,480
Cost of revenues	1,254,828	1,090,503	2,406,916	2,346,846

Gross profit	1,025,201	825,095	2,128,514	1,742,634

Operating expenses:
Marketing and selling	205,358	394,731	447,931	802,130
General and administrative	440,205	477,306	882,959	819,536
Non-recurring loss	-	506,176	-	506,176
Total operating expenses	645,563	1,378,213	1,330,890	2,127,842

Operating profit (loss)	379,638	(553,118)	797,624	(385,208)

Financing expenses, net	(40,476)	(103,663)	(85,016)	(170,985)

Income (loss) before taxes	339,162	(656,781)	712,608	(556,193)

Income tax expense	(92,162)	(142,522)	(185,256)	(171,638)

Net income (loss)	247,000	(799,303)	527,352	(727,831)

Income attributed to non-controlling interest	(66,339)	138,716	(163,479)	119,162

Net income (loss) from discontinued operation in the Israel	$180,661	$(660,587)	$363,873	$(608,669)

RESULTS OF OPERATIONS

Financial Information - Percentage of Revenues

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenues	52.6%	54.4%	52.8%	54.9%
Gross Profit	47.4%	45.6%	47.2.0%	45.1%
Operating Expenses:
Marketing and Selling	7.4%	7.3%	7.5%	7.5%
General and Administrative	36.4%	32.7%	36.9%	33.7%
Total Operating Expenses	43.8%	40.1%	44.4%	41.2%
Income (loss) from continued operations before taxes and non-controlling interest	1.4%	(11.5)%	(2.5)%	0.1%

Net Income (loss) from continued operations	0.9%	(9.7)%	(1.6)%	1.2%

Net Income (loss) attributed to shareholders	2.3%	(12.1)%	(2.5)%	1.5%

COMPARISON OF THE SIX MONTHS PERIODS ENDED JUNE 30, 2010 AND JUNE 30, 2009

Revenues. Revenues for the six months ended June 30, 2010 decreased 6.8% to $28,986,997 from $31,105,422 for the same period in 2009. Revenues from our fiber based products ("Fiber-To-The-Premise revenues" or "FTTP revenues") in the six months ended June 30, 2010 increased 17.9% to approximately $4,650,000 from approximately $3,950,000 for the same period in 2009. As percentage of total sales, FTTP revenues in the six months ended June 30, 2010 increased to 16.1% from 12.7% for the same period in 2009. Revenues from our legacy copper network includes revenues from Wholesale, other carriers and other non-FTTP customers. Revenues from our legacy copper network in the six months ended June 30, 2010 decreased 10.4% to approximately $24,330,000 from approximately $27,160,000 in the same period in 2009. As percentage of total sales, non-FTTP revenues in the six months ended June 30, 2010 decreased to 83.9% from 87.3% for the same period in 2009. The increase in our FTTP revenues mainly resulted from the completion of the build out of the FTTP network in Levelland in April 2010 while the decrease in the non-FTTP revenues is resulted from the continuous attrition of non-FTTP residential customers and wholesale customers.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues for the six months ended June 30, 2010 decreased 10.4% to $15,296,524 from $17,064,790 for the same period in 2009. Cost of revenues, as a percentage of revenues in the six months ended June 30, 2010, decreased to 52.8% from 54.9% for the same period in 2009. The decrease in the cost of revenues, as a percentage of revenues, is the result of an increase in high-margin FTTP revenues and a decrease in low-margin revenues from wholesale and non-FTTP residential customers.

Marketing and Selling Expenses. Marketing and selling expenses are primarily related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the six months ended June 30, 2010 decreased 6.2% to $2,180,798 from $2,324,805 for the same period in 2009. The decrease is the result of a decrease in payroll and sales commission.

General and Administrative Expenses. General and administrative expenses consists primarily of compensation costs for administration, finance and general management personnel and consulting fees. General and administrative expenses for the six months ended June 30, 2010, increased 1.9% to $10,683,349 from $10,486,731 for the same period in 2009. General and administrative expenses include stock options compensation which relates to stock options that were granted to our employees and vest during the reported period. Total stock option compensation in the six months ended June 30, 2010 increased by $147,349 (or 48%) to $451,383 from $304,034 for the same period in 2009. In addition, the continuous growth of the operation in Levelland increases our general and administrative expenses by approximately $150,000.

Financing Expenses, net. Financing expenses, net, for the six months ended June 30, 2010 increased by $259,822 to $1,257,116 from $997,294 for the same period in 2009. Financing expenses consist of interest payable on our Bonds, the measurement of the Bonds which are stated in NIS and linkage to the CPI based on the exchange rate fluctuation in the USD\NIS. It also includes interest expenses on our interest bearing obligations and the effect of the currency exchange rate on intercompany balances with our subsidiaries which report in NIS and GBP as their functional currencies, which is of a temporary nature under the determination of SFAS 52. The increase in financing expenses is a result of expenses related to warrants that were granted to a lender on March 2010 and amortization of fair value of loan that we borrowed on March 2010. The increase in financing expenses was offset against a decrease in the interest accumulated on the Bonds’ outstanding principal during the six months ended June 30, 2010 and the same period in 2009 and the evaluation of 7.2% in the USD against the GBP during the first six months of 2010 versus a devaluation of 13.8% in the USD against the GBP in the same period in 2009.

COMPARISON OF THE THREE MONTHS PERIODS ENDED JUNE 30, 2010 AND JUNE 30, 2009

Revenues. Revenues for the quarter ended June 30, 2010 decreased 6.6% to $14,429,559 from $15,455,409 for the same period in 2009. FTTP revenues in the quarter ended June 30, 2010 increased 23.2% to approximately $2,440,000 from approximately $1,980,000 for the same period in 2009. As percentage of total sales, FTTP revenues in the quarter ended June 30, 2010 increased to 16.9% from 12.8% for the same period in 2009. Revenues from our legacy copper network include revenues from Wholesale, other carriers and other non-FTTP customers. Revenues from our legacy copper network in the quarter ended June 30, 2010 decreased 11.0% to approximately $11,972,000 from approximately $13,480,000 in the same period in 2009. As percentage of total sales, non-FTTP revenues in the quarter ended June 30, 2010 decreased to 83.1% from 87.2% for the same period in 2009. The increase in our FTTP revenues is mainly resulted from the completion of the build out of the FTTP network in Levelland in April 2010 while the decrease in the non-FTTP revenues resulted from the continuous attrition of non-FTTP residential customers and wholesale customers.

Cost of Revenues. Cost of revenues consists primarily of traffic time purchased from telephone companies and other related charges. Cost of revenues for the quarter ended June 30, 2010 decreased 9.7% to $7,592,359 from $8,408,974 for the same period in 2009. Cost of revenues, as a percentage of revenues in the quarter ended June 30, 2010, decreased to 52.6% from 54.4% for the same period in 2009. The decrease in the cost of revenues, as a percentage of revenues, is the result of an increase in high margin FTTP revenues and a decrease in low-margin revenues from wholesale and non-FTTP residential customers.

Marketing and Selling Expenses. Marketing and selling expenses are primarily related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the quarter ended June 30, 2010 decreased 5.4% to $1,072,906 from $1,134,071 for the same period in 2009. The decrease is the result of a decrease in payroll and sales commission.

General and Administrative Expenses. General and administrative expenses consists primarily of compensation costs for administration, finance and general management personnel and consulting fees. General and administrative expenses for the quarter ended June 30, 2010, increased 3.8% to $5,251,349 from $5,057,631 for the same period in 2009. The increase in the general and administrative expenses resulted mainly from additional expenses of approximately $90,000 related to the growth of the FTTP network in Levelland.

Financing Expenses, net. Financing expenses, net, for the quarter ended June 30, 2010 decreased by $2,380,936 to $162,390 from $2,543,326 for the same period in 2009. Financing expenses consist of interest payable on our Bonds, the measurement of the Bonds which are stated in NIS and linkage to the CPI based on the exchange rate fluctuation in the USD\NIS. It also includes interest expenses on our interest bearing obligations and the effect of the currency exchange rate on intercompany balances with our subsidiaries which report in NIS and GBP as their functional currencies, which is of a temporary nature under the determination of SFAS 52. The decrease in financing expenses is the result of the accumulated interest on the Bonds’ outstanding principal during the quarter ended June 30, 2010 and the same period in 2009 and the evaluation of 4.4% in the USD against the NIS during the first quarter of 2010 versus a devaluation of 6.4% in the USD against the GBP in the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of June 30, 2010, amounted to $3,760,271 compared to $2,467,028 as of December 31, 2009, an increase of $1,293,243. Net cash provided by operating activities in the six months ended June 30, 2010 was $1,340,521, a decrease of $813,393 compared to a net cash flow of $2,153,914 in the same period of 2009. The decrease in cash flow from operating activities is mostly related to changes in our working capital in the six months ended June 30, 2010 compared to the same period in 2009. Cash used for investing activities in the six months ended June 30, 2010 was $4,601,238. Out of that amount, $2,457,290 is attributable to the build out of the project under the United States Department of Agriculture in Levelland, TX and $2,143,948 to the purchase of other equipment. Net cash provided by financing activities for the six months ended June 30, 2010 was $4,585,392, and is primarily attributable to proceeds from the issuance of promissory note, stocks and warrants to Burlingame Equity Investors, LP and the issuance of stocks to Gagnon Securities LLC for a total proceeds of $6,575,000.

Our capital investments are primarily related to the build-out of our fiber network, the purchase of equipment and software for services that we provide or intend to provide in Texas, Mississippi and Louisiana.

Capital lease obligations: We are the lessee of switching and other telecom equipment and motor vehicles under capital leases expiring on various dates from 2010 through 2014.

As of June 30, 2010, our continued operation reported a working capital deficit of $8,256,607 compared to a deficit of $13,449,727 on December 31, 2009. We expect that the proceeds from the divestiture of the UK and the Israeli operations together with the renegotiation of our short-term debt to a commercial bank will cure the deficit in our working capital.

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of June 30, 2010.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic credit facility	$1,380,204	$1,380,204	$-	$-	$-
Domestic Note Payable	2,041,354	1,994,878	33,596	12,880	-
Foreign credit facility	228,375	228,375	-	-	-
Other notes payable	4,934,606	1,756,505	2923900	-	254,201
Notes Payable from the United States Department of Agriculture	7,143,976	358,177	716,353	716,353	5,353,093
Bonds	20,716,053	3,546,808	7,093,615	7,093,615	2,982,015
Capital leases	325,257	178, 747	146,510	-	-
Operating leases	5,923,400	2,257,257	3,507,328	158,816	-

Total contractual cash obligations	$42,693,225	$11,522,204	$14,421,302	$7,981,664	$8,589,309

We believe that funds expected to be generated from operations, proceeds from the divestiture of our operations in the UK and Israel and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months.

XFONE, INC.

The Bonds

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

The Bonds may only be traded in Israel.  The Bonds were rated A3 by Midroog Limited, an Israeli rating company which is a subsidiary of Moody’s Investor Services. On February 19, 2009, Midroog filed its annual monitoring report (the “Monitoring Report”) with the Tel-Aviv Stock Exchange. According to the Monitoring Report, Midroog’s rating committee reaffirmed the A3 rating assigned to the Bonds. However, the rating committee decided on a negative outlook on the rating of the Bonds, largely, but not exclusively, due to the increase of the risk level in the business environment in which we operate, resulting from the increasing recession in the United States and the threat it poses on our business, since our core activity is based in the U.S.  While the Monitoring Report recognizes that we show relative stability in our financial results and adherence to our expected cash flow coverage ratios, it cites our currency exposure resulting from the NIS index-linked bonds in relation to the USD, which is our major activity currency. On October 26, 2009, Midroog announced a rating downgrade to our series A bonds from A3 to Baa1 and is maintaining the negative outlook. According to the rating report, the rating downgrade reflects a continued downtrend in our revenues, erosion in operating cash flow and coverage ratios, and a significant discrepancy between the level of cash flow and coverage ratios observed at the time of the initial rating and those presently observed. Midroog is maintaining the negative outlook on the rating due to our relatively low liquidity, weak free cash flow and lack of a substantial volume of unused credit facilities. On December 30, 2009, Midroog filed a monitoring report with the TASE announcing the inclusion of the rating of the bond in its watch list with a negative outlook. According to the report Midroog will examine the rating with respect to our ability to repay the full payment due on December 1, 2009, and our future liquidity. On July 1, 2010, Midroog filed with the TASE a rating action report (the “Report”) downgrading the rating of the Bonds from Baa1 to Baa3, announcing that the negative outlook on the rating of the Bonds is replaced with a stable outlook, and removing the rating of the Bonds from Midroog’s watch list.

On March 25, 2008, we issued the holders of the Bonds, for no additional consideration, 956,020 (non-tradable) warrants, each exercisable at an exercise price of $3.50 with a term of 4 years, commencing on September 2, 2008.

Credit Facility

We have a credit facility from Bank Leumi (UK) plc (“Bank Leumi”), of up to £150,000 ($228,375), which we obtained on November 26, 2008 for general working capital purposes (the “Credit Facility”). The Credit Facility is secured by a bank guarantee given to Bank Leumi by FIBI London. The guarantee is based upon a £150,000 deposit by Iddo Keinan, son of Abraham Keinan, our Chairman of the Board, and employee of our wholly-owned UK based subsidiary, Swiftnet Limited, with FIBI London.  The Credit Facility bears interest at a rate based on the London Interbank Offered Rate (“LIBOR”), plus one percent per annum, payable at the end of each three-month interest period. If we were to draw funds in excess of the agreed £150,000 amount without prior consent of Bank Leumi, we will be charged interest at the Base Rate, which is currently 5.5% plus 5% per annum for Sterling balances. On January 29, 2010, we entered into an agreement (the “Purchase Agreement”) with Mr. Keinan and AMIT K LTD, a company registered in England & Wales which is wholly owned and controlled by Mr. Keinan (“Buyer”), pursuant to which Mr. Keinan, through Buyer, agreed to purchase from us, and we agreed to sell, 100% of the entire issued share capital of Swiftnet Limited, Auracall Limited, Equitalk.co.uk Limited, Story Telecom, Inc. and Story Telecom Limited (the “UK Subsidiaries”), which we own (the “Transaction”). The consideration of the Transaction includes, among other things, full redemption by Buyer and/or Mr. Keinan of the Credit Facility thereby releasing us from our obligation to Bank Leumi (UK) Plc. The Transaction was closed on July 29, 2010 and the Credit Facility was fully redeemed pursuant to the Purchase Agreement.

Promissory Notes

On December 1, 2009, we issued a series of promissory notes in the aggregate amount of approximately $875,000 to various lenders who are either affiliates of ours or people related to certain affiliates and/or business partners of ours.  The notes bear interest at rates between 0% and 10% and mature between one month and one year from issuance.  Certain of the notes are prepayable and contain no prepayment penalties.  A one month note in the amount of approximately $133,000 bears no interest unless it is not paid at maturity and then such loan bears interest at 2% per month until repaid.  The notes are guaranteed by certain of our subsidiaries.  The proceeds of the notes were utilized to repay obligations under our Series A Bonds. As of March 31, 2010, the outstanding balance of these notes was $176,390 which mature on December 2010.

Loan Agreement

On December 10, 2009, we entered into a Loan Agreement as guarantor, with (i) Swiftnet Limited, our wholly owned United Kingdom subsidiary, as borrower; (ii) Iddo Keinan, as lender; and (iii) our other wholly owned UK Subsidiaries: (a) Auracall Limited, (b) Equitalk.co.uk Limited, and (c) Story Telecom Limited. Pursuant to the Agreement, Iddo Keinan agreed to extend to the Swiftnet Limited a loan in the amount of £860,045 ($1,292,353) no later than December 10, 2009. The loan was advanced as bridge funding of the payment of amounts due on our Series A Bonds. The loan had an initial maturity date of May 30, 2010, which was extended by mutual agreement to July 31, 2010. The loan shall bear interest of 1.3% per month charged on the total amount of the Iddo Keinan’s loan. In consideration for the loan, the following was granted as security in favor of the lender:

1.  Security interest in: (i) 51% of each of the Class A shares and Class B shares of the Swiftnet; (ii) 51% of the issued share capital of Equitalk; (iii) 100% of the issued share capital of Auracall; (iv) 100% of the issued share capital of Story Telecom;

2. Debentures over the entire assets of the Swiftnet and each UK Subsidiary.

3. Security interest in any proceeds of a sale of our interest in the capital stock of Xfone 018, Ltd., in an amount equal to the amount of the Loan.

Upon the closing of the Transaction we were released from our obligation as a guarantor for the loan.

Securities Purchase Agreement

On March 23, 2010, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame Equity Investors, LP (“Burlingame”), for the issuance of our following securities for an aggregate purchase price of $6,000,000:

1.  A senior promissory note in the aggregate principal amount of $3,500,000, maturing on March 22, 2012.  Interest accrues at an annual rate of 10% and is payable quarterly. The note ranks  pari passu  in rights of liquidation with our Series A Bonds.

2. 2,173,913 shares of our common stock at a price of $1.15 per share for a total purchase price of $2,500,000.

3. A warrant to purchase 950,000 shares of our Common Stock, which shall be exercisable at a price of $2.00 per share for a period of 5 years. The number of shares issuable upon exercise of the Warrant, and/or the applicable exercise price, may be proportionately adjusted in the event of a stock dividend, distribution, subdivision, combination, merger, consolidation, sale of assets, spin-off or similar transactions.

Following the execution of the Purchase Agreement, the transaction was consummated, and Burlingame paid the Purchase Price and we delivered the Note to Burlingame. We intend to use the net proceeds from the transaction for working capital purposes.

Subscription Agreement

On March 23, 2010, we entered into a Subscription Agreement with certain investors affiliated with Gagnon Securities LLC, an existing shareholder (collectively, “Gagnon”), for the issuance of 500,000 Common Stock at a purchase price of $1.15 per share for an aggregate purchase price of $575,000. We intend to use the net proceeds from the transaction for working capital purposes.

US SUBSIDIARIES

Revolving Line of Credit

Our U.S subsidiary, NTS Communications, Inc., has a $2,000,000 revolving line of credit with a commercial bank.  The facility is secured by an assignment of all NTS's trade accounts receivable.  The credit line bears interest at a rate equivalent to Wall Street Journal Prime. The credit line was repaid on April 27, 2010. A related installment note in the original amount of $2,000,000 was executed on April 27, 2009. This note reduced the nominal and funded balance of the previous $4,000,000 line of credit. The installment note, which matures September 25, 2010, bears interest at Wall Street Journal Prime rate and is payable in monthly installments of $61,212. As of June 30, 2010, the outstanding balance of the installment note is $1,380,204.

Secured Loan

Our U.S subsidiary, NTS Communications, Inc., has secured a loan from a commercial bank on September 18, 2007 in the original amount of $2,500,000 which was to be repaid on the following terms: 12 monthly payments of accrued interest only beginning October 18, 2007, followed by 23 monthly payments of $29,762 plus any accrued interest and a 24th and final payment of all unpaid principal and accrued interest due, on or before September 18, 2010. The loan bears interest at a rate equivalent to Wall Street Journal Prime. The loan is secured by fixed assets. The total aggregate amount of these loans as of June 30, 2010 is $1,909,312.

Rural Utilities Service Debt Facility

NTS Telephone Company, LLC, a wholly owned subsidiary of NTS Communications, Inc., has received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the initial advance date until full repayment after 17 years. The loan bears interest at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. Advances are provided as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The note is non-recourse to NTS and all other NTS subsidiaries and is secured by NTS Telephones assets which were $9.7 million at June 30, 2010. As of June 30, 2010, the annual average weighted interest rate on the outstanding advances was 3.20%. The total aggregate amount of these loans as of June 30, 2010 is $7,143,976.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

Our revenues and costs of revenues from continued operation are in USD.

Most of our assets, liabilities (except the Bonds), revenues and expenditures are in USD. The remainder of the assets, liabilities, revenues and expenditures are in GBP and NIS. We anticipate that the portion of USD will continue to grow and the portion of GBP and NIS will decline.

Notwithstanding having our Bonds stated in NIS and linked to the Israeli Consumer Price Index, during the six months ended June 30, 2010, our outstanding liability was decreased by approximately $566,000 as a result of the revaluation of the NIS in relation with the USD.

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

II. Teresa Leffler vs. Xfone USA

On February 24, 2009, Teresa Leffler, a former employee of Xfone USA, Inc., filed a complaint with the Circuit court of Rankin County, Mississippi, alleging sexual discrimination and sexual harassment by a former employee of Xfone USA, Marshall Wingard, and Xfone USA, that allegedly resulted in injury to her job and reputation, lost wages, mental and physical pain and suffering. Ms. Leffler seeks compensatory damages in the amount of $300,000 and punitive damages in the amount of $300,000. The filing of the complaint follows Ms. Leffler’s receipt of a Notice of Right to Sue (the “Notice”) issued by the U.S. Equal Employment Opportunity Commission (the “EEOC”) on November 21, 2008.  The Notice also stated that the EEOC was terminating its processing of the charge. Xfone USA and Mr. Wingard filed their Original Answers on April 15, 2009. Mr. Wingard was dismissed with prejudice from the suit by agreement and stipulation on May 12, 2009. Ms. Leffler’s complaint was settled for $2,500 on July 2, 2010, and the case was dismissed with prejudice on July 26, 2010.

III. Eliezer Tzur et al. vs. 012 Telecom Ltd. Et al.

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), our 69% owned Israel based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to us (collectively with Xfone 018, the “Defendants”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by consumers to the Defendants’ respective technical support numbers. One of the Petitioners seeks damages for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,000,000) which reflects the Petitioners’ estimation of damages caused to all consumers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.  A court hearing with respect to the approval or disapproval of the Class Action Request has been scheduled for September 19, 2010. Xfone 018 and the Petitioners are currently attempting to reach an understanding regarding the scope of the Class Action Request and its justification, if any. The matter is pending and Xfone 018 intends to vigorously defend the Class Action Request.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.11	Reamended and Restated Bylaws of the Company dated January 15, 2009.(55)
3.3	Memorandum of Association of Swiftnet Limited. (1)
3.4	Articles of Association of Swiftnet Limited. (1)
3.6	Bylaws of Xfone USA, Inc. (7)
4.	Specimen Stock Certificate.(1)
5.	Opinion of Gersten Savage LLP. *
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. [Free translation from Hebrew] (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
10.132	Employment Agreement between NTS Communications, Inc. and Niv Krikov dated July 1, 2009. (59)
10.133	Agreement dated November 20, 2009 between Xfone, Inc., David Sela and Blokshtil Ltd. (English translation). (60)
10.134	Loan Agreement dated as of December 10, 2009, between Swiftnet Limited, Iddo Keinan, Xfone, Inc., Auracall Limited, Equitalk.co.uk Limited and Story Telecom Limited. (61)
10.135	General Release and Settlement Agreement dated December 28, 2009 between Xfone, Inc., and the selling shareholders of NTS Communications, Inc. (62)
10.136	Agreement dated January 29, 2010 by and between Xfone, Inc., Abraham Keinan, and AMIT K Limited. (63)
10.137	Agreement dated January 29, 2010 by and between Xfone, Inc. and Abraham Keinan. (63)
10.138	Agreement dated January 29, 2010 by and between Abraham Keinan, Guy Nissenson and Campbeltown Business Ltd. (63)
10.139	Securities Purchase Agreement dated effective as of March 23, 2010. (64)
10.140	Form of Subscription Agreement dated as of March 23, 2010. (64)
10.141	Contract dated May 14, 2010 by and between Xfone, Inc., Newcall Ltd., Margo Pharma, Ltd., and Marathon Telecom Ltd. [English translation] (65)
10.142	Employment Agreement entered into on June 30, 2010 between Xfone, Inc. and Guy Nissenson [Free translation from Hebrew] (66)
10.143	First Amendment to Consulting Agreement dated June 30, 2010 between Xfone, Inc. and Guy Nissenson (66)

16.2	Letter dated June 1, 2009 from Stark Winter Schenkein & Co., LLP to the Securities and Exchange Commission. (58)
21.1	List of Subsidiaries (Amended as of April 2009) (57)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
*Denotes exhibits filed herewith.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.

(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2009 with Xfone, Inc.‘s Form 10-K.
(57)	Denotes previously filed exhibit: filed on April 30, 2009 with Xfone, Inc.‘s Form 10-K/A.
(58)	Denotes previously filed exhibit: filed on June 3, 2009 with Xfone, Inc.‘s Form 8-K/A.
(59)	Denotes previously filed exhibit: filed on July 1, 2009 with Xfone, Inc.‘s Form 8-K.
(60)	Denotes previously filed exhibit: filed on November 30, 2009 with Xfone, Inc.‘s Form 8-K.
(61)	Denotes previously filed exhibit: filed on December 11, 2009 with Xfone, Inc.‘s Form 8-K.
(62)	Denotes previously filed exhibit: filed on December 29, 2009 with Xfone, Inc.‘s Form 8-K.
(63)	Denotes previously filed exhibits: filed on January 29, 2010 with Xfone, Inc.‘s Form 8-K.
(64)	Denotes previously filed exhibits: filed on March 23, 2010 with Xfone, Inc.‘s Form 8-K.
(65)	Denotes previously filed exhibits: filed on June 1, 2010 with Xfone, Inc.’s Form 8-K.
(66)	Denotes previously filed exhibits: filed on June 30, 2010 with Xfone, Inc.’s Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XFONE, INC.

Date: August 16, 2010	By:	/s/ Guy Nissenson
Guy Nissenson President, Chief Executive Officer and Director (principal executive officer)

XFONE, INC.

Date: August 16, 2010	By:	/s/ Niv Krikov
Niv Krikov Principal Accounting Officer, Treasurer and Chief Financial Officer (principal accounting and financial officer)

INDEX TO EXHIBITS
Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.11	Reamended and Restated Bylaws of the Company dated January 15, 2009.(55)
3.3	Memorandum of Association of Swiftnet Limited. (1)
3.4	Articles of Association of Swiftnet Limited. (1)
3.6	Bylaws of Xfone USA, Inc. (7)
4.	Specimen Stock Certificate.(1)
5.	Opinion of Gersten Savage LLP. *
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. [Free translation from Hebrew] (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
10.132	Employment Agreement between NTS Communications, Inc. and Niv Krikov dated July 1, 2009. (59)
10.133	Agreement dated November 20, 2009 between Xfone, Inc., David Sela and Blokshtil Ltd. (English translation). (60)
10.134	Loan Agreement dated as of December 10, 2009, between Swiftnet Limited, Iddo Keinan, Xfone, Inc., Auracall Limited, Equitalk.co.uk Limited and Story Telecom Limited. (61)
10.135	General Release and Settlement Agreement dated December 28, 2009 between Xfone, Inc., and the selling shareholders of NTS Communications, Inc. (62)
10.136	Agreement dated January 29, 2010 by and between Xfone, Inc., Abraham Keinan, and AMIT K Limited. (63)
10.137	Agreement dated January 29, 2010 by and between Xfone, Inc. and Abraham Keinan. (63)
10.138	Agreement dated January 29, 2010 by and between Abraham Keinan, Guy Nissenson and Campbeltown Business Ltd. (63)
10.139	Securities Purchase Agreement dated effective as of March 23, 2010. (64)
10.140	Form of Subscription Agreement dated as of March 23, 2010. (64)
10.141	Contract dated May 14, 2010 by and between Xfone, Inc., Newcall Ltd., Margo Pharma, Ltd., and Marathon Telecom Ltd. [English translation] (65)
10.142	Employment Agreement entered into on June 30, 2010 between Xfone, Inc. and Guy Nissenson [Free translation from Hebrew] (66)
10.143	First Amendment to Consulting Agreement dated June 30, 2010 between Xfone, Inc. and Guy Nissenson (66)

16.2	Letter dated June 1, 2009 from Stark Winter Schenkein & Co., LLP to the Securities and Exchange Commission. (58)
21.1	List of Subsidiaries (Amended as of April 2009) (57)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
*Denotes exhibits filed herewith.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.

(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2009 with Xfone, Inc.‘s Form 10-K.
(57)	Denotes previously filed exhibit: filed on April 30, 2009 with Xfone, Inc.‘s Form 10-K/A.
(58)	Denotes previously filed exhibit: filed on June 3, 2009 with Xfone, Inc.‘s Form 8-K/A.
(59)	Denotes previously filed exhibit: filed on July 1, 2009 with Xfone, Inc.‘s Form 8-K.
(60)	Denotes previously filed exhibit: filed on November 30, 2009 with Xfone, Inc.‘s Form 8-K.
(61)	Denotes previously filed exhibit: filed on December 11, 2009 with Xfone, Inc.‘s Form 8-K.
(62)	Denotes previously filed exhibit: filed on December 29, 2009 with Xfone, Inc.‘s Form 8-K.
(63)	Denotes previously filed exhibits: filed on January 29, 2010 with Xfone, Inc.‘s Form 8-K.
(64)	Denotes previously filed exhibits: filed on March 23, 2010 with Xfone, Inc.‘s Form 8-K.
(65)	Denotes previously filed exhibits: filed on June 1, 2010 with Xfone, Inc.’s Form 8-K.
(66)	Denotes previously filed exhibits: filed on June 30, 2010 with Xfone, Inc.’s Form 8-K.