Form 10-Q
period 2010-09-30
XFONE INC.
filed 2010-11-15
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  001-32521

XFONE, INC.
(Exact name of registrant as specified in its charter)

Nevada	11-3618510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 15, 2010, 21,119,488 shares of the Company’s common stock, $0.001 par value, were issued and outstanding

XFONE, INC. AND SUBSIDIARIES

PART I:

FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements and Notes (Unaudited) - Period Ended September 30, 2010

Xfone, Inc. and Subsidiaries

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2010

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	Unaudited

CURRENT ASSETS:
Cash	$6,407,998	$2,467,028
Accounts receivable, net	2,922,997	2,855,136
Prepaid expenses and other receivables	2,766,113	2,423,402
Deferred taxes	465,565	569,152
Inventory	198,364	199,392
Current assets of discontinued operations in the United Kingdom	-	2,932,345
Current assets of discontinued operations in Israel	-	2,164,287
Total current assets	12,761,037	13,610,742

BONDS ISSUANCE COSTS , NET	1,505,107	1,725,705

OTHER LONG TERM ASSETS	3,624,986	929,417

FIXED ASSETS, NET	55,831,762	51,546,695

OTHER ASSETS, NET	1,380,222	1,932,771

ASSETS OF DISCONTINUED OPERATIONS IN THE UNITED KINGDOM	-	6,719,663

ASSETS OF DISCONTINUED OPERATIONS IN ISRAEL	-	2,010,289

Total assets	$75,103,114	$78,475,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	Unaudited
CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$3,643,380	$7,029,842
Trade payables	5,571,714	7,120,474
Other liabilities and accrued expenses	3,976,327	3,922,741
Current maturities of obligations under capital leases	668,287	253,634
Current maturities of bonds	4,225,705	3,637,146
Current liabilities of discontinued operations in the United Kingdom	-	4,131,849
Current liabilities of discontinued operations in Israel	-	2,906,259

Total current liabilities	18,085,413	29,001,945

DEFERRED TAXES, NET	2,958,272	3,733,929

NOTES PAYABLE FROM THE UNITED STATES DEPARTMENT OF AGRICULTURE, NET OF CURRENT MATURITIES	7,220,190	5,311,032

NOTES PAYABLE, NET OF CURRENT MATURITIES	3,013,658	43,012

BONDS PAYABLES , NET OF CURRENT MATURITIES	18,482,565	17,510,812

OBLIGATIONS UNDER CAPITAL LEASES , NET OF CURRENT MATURITIES	185,616	256,790

OTHER LONG TERM LIABILITIES	146,478	293,953

SEVERANCE PAY	16,209	50,268

LIABILITIES OF DISCONTINUED OPERATIONS IN THE UNITED KINGDOM	-	172,809

LIABILITIES OF DISCONTINUED OPERATIONS IN ISRAEL	-	418,039

Total liabilities	50,108,401	56,792,589

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value: 75,000,000 shares authorized; 21,119,488 and 18,376,075 issued and outstanding at September 30, 2010 and December 31, 2009	21,119	18,376
Additional paid-in capital	47,919,499	43,362,217
Foreign currency translation adjustment	(1,910,706)	(2,860,983)
Retained earnings	(21,035,199)	(19,072,582)

Total shareholders' equity	24,994,713	21,447,028

Non – Controlling interest	-	235,665

Total equity	24,994,713	21,682,693

Total liabilities and shareholders' equity	$75,103,114	$78,475,282

The accompanying notes are an integral part of these condensed consolidated financial statements

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$14,978,557	$15,443,537	$43,965,554	$46,548,959
Cost of revenues	7,784,053	8,376,660	23,080,577	25,441,450
Gross profit	7,194,504	7,066,877	20,884,977	21,107,509

Operating expenses:
Marketing and selling	1,199,904	1,092,222	3,380,702	3,417,027
General and administrative	5,265,376	5,434,453	15,948,725	15,921,184
Total operating expenses	6,465,280	6,526,675	19,329,427	19,338,211

Operating profit	729,224	540,202	1,555,550	1,769,298

Financing expenses, net	(2,340,159)	(2,413,131)	(3,597,274)	(3,410,425)

Other expenses	(159,712)	(130,264)	(453,048)	(319,045)

Income (loss) from continued operations before taxes and non-controlling interest	(1,770,647)	(2,003,193)	(2,494,772)	(1,960,172)

Income tax benefit (expense)	250,690	(315,908)	503,306	4,051

Net Income (loss) from continued operations	(1,519,957)	(2,319,101)	(1,991,466)	(1,956,121)

Income (loss) from discontinued operations in the United Kingdom and Israel, before taxes	(957,320)	524,723	(862,444)	671,932

Capital gain from the disposal of the discontinued operations in the United Kingdom and Israel	1,217,374	-	1,217,374	-

Income tax expense on discontinued operations in the United Kingdom and Israel	(4,040)	144,631	(189,295)	(29,536)

Net income (loss)	(1,263,943)	(1,649,747)	(1,825,831)	(1,313,725)

Less: Net income (loss) attributed to non-controlling interest (related to discontinued operations)	26,693	(37,844)	(136,786)	81,318

Net loss attributed to shareholders	$(1,237,250)	$(1,687,591)	$(1,962,617)	$(1,232,407)

Basic income (loss) per share:
Loss from continued operations	$(0.072)	$(0.126)	$(0.098)	$(0.106)
Income (loss) from discontinued operations	0.013	0.034	0.001	0.039
Basic loss per share	$(0.059)	$(0.092)	$(0.097)	$(0.067)

Diluted income (loss) per share:
Loss from continued operations	$(0.072)	$(0.126)	$(0.098)	$(0.106)
Income (loss) from discontinued operations	0.013	0.034	0.001	0.039
Diluted loss per share	$(0.059)	$(0.092)	$(0.097)	$(0.067)

Basic weighted average number of shares outstanding:	21,119,488	18,376,075	20,295,714	18,376,075

Diluted weighted average number of shares outstanding:	21,169,288	18,376,075	20,295,714	18,376,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30 ,
	2010	2009
Cash flow from operating activities:
Net income (loss)	$(1,825,831)	$(1,313,725)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,478,200	3,085,605
Compensation in connection with the issuance of warrants and options	535,512	452,175
Impairment of goodwill of discontinued operations	800,000	-
Capital gain from disposal of discontinued operations	(1,217,374)	-
Accrued interest and exchange rate changes on outstanding Bonds	1,560,312	1,782,625
Decrease (increase) in account receivables	146,891	3,272,472
Bad debt provision	126,637	(507,070)
Decrease (increase) in inventories	1,028	29,575
Decrease (increase) in long term receivables	(465,451)	(77,050)
Decrease (increase) in bonds issuance expenses, net	220,598	81,593
Decrease (increase) in prepaid expenses and other receivables	(783,212)	390,050
Increase (decrease) in trade payables	(1,014,368)	(810,866)
Increase (decrease) in other liabilities and accrued expenses	371,059	(2,068,682)
Increase (decrease) in severance pay	920,918	36,544
Increase (decrease) in other long term liabilities	(144,557)	(189,644)
Deferred tax provision	(721,895)	33,353

Net cash provided by operating activities	1,988,467	4,196,955

Cash flow from investing activities:
Proceeds from disposal of discontinued operations, net	2,795,116	-
Purchase of equipment	(3,329,104)	(3,651,283)
Purchase of equipment for the project under the United States Department of Agriculture	(2,959,488)	(1,855,301)

Net cash used in investing activities	(3,493,476)	(5,506,584)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
	Nine months ended
	September 30 ,
	2010	2009

Cash flow from financing activities:
Repayment of long term loans from banks and others	$(380,121)	$(974,943)
Repayment of capital lease obligation	(240,540)	(443,785)
Repayment of long term loans from United States Department of Agriculture	(315,022)	-
Proceeds from exercise of options	75,753	-
Proceeds from long term loans	3,006,179	-
Increase (decrease) in short-term bank credit, net	(3,766,326)	921,378
Proceeds from long term loans from banks	406,835	528,306
Proceeds from long term loans from the United States Department of Agriculture	2,337,087	2,859,493
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	3,948,760	-
Net cash provided by (used in) financing activities	5,072,605	2,890,449

Effect of exchange rate changes on cash and cash equivalents	21,009	(6,023)

Net increase (decrease) in cash and cash equivalents	3,588,605	1,574,797

Cash and cash equivalents at the beginning of the period (*)	2,819,393	3,078,474

Cash and cash equivalents at the end of the period (*)	$6,407,998	$4,653,271

Supplemental disclosure of cash flows activities:

Cash paid for:

Interest	$1,399,860	$1,382,300

Taxes	$407,180	$200,005

(*) Cash and cash equivalents as of December 31, 2009, September 30, 2009 and December 31, 2008 includes $352,365, $751,123 and $571,209, respectively, of cash related to discountinued operations.

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2010 (Unaudited)

Note 1 - Organization and Nature of Business

Xfone, Inc. ("Xfone" or "the Company") was incorporated in Nevada, U.S.A. in September 2000. The Company is a holding and managing company providing voice, video and data telecommunications services, including: local, long distance and international telephony services with operations in the United States.

Xfone's holdings in subsidiaries as of September 30, 2010 were as follows:

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

On July 29, 2010 the Company completed its disposition of Swiftnet Limited ("Swiftnet"), Auracall Limited ("Auracall"), Equitalk.co.uk Limited ("Equitalk") and Story Telecom, Inc. and its wholly owned U.K. subsidiary, Story Telecom Limited (collectively, "Story Telecom") pursuant to a certain agreement, dated January 29, 2010. See also note 3.

On August 31, 2010 the Company completed its disposition of its 69% interest in Xfone 018 Ltd. (“Xfone 018”) pursuant to a certain agreement, dated May 14, 2010. See also note 3.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2010 (Unaudited)

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

Accounts receivable are presented net of an allowance for doubtful accounts of $319,134 and $288,912 at September 30, 2010 and December 31, 2009, respectively.

D.	Other Intangible Assets

Other intangible assets consist of a license to provide communication services in the United States.

Customer relations related to mergers and acquisitions are amortized over a period between 2-13 years from the date of the purchase.

E.	Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the nine months ended September 30, 2010, there were no dilutive shares as all options and warrants were out-of-the-money.  For the nine months ended September 30, 2010, there were no dilutive shares as the inclusion of in-the-money option and warrants would have been anti-dilutive.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2010 (Unaudited)

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

In management’s opinion, the condensed consolidated balance sheet as of September 30, 2010 (unaudited) and December 31, 2009 (audited), the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2010 and 2009, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company's financial position, results of operations and cash flows on a basis consistent with that of the Company's prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2009.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2010 (Unaudited)

Note 2 - Significant Accounting Policies (Cont.)

J.	Derivative Instruments

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133, as codified in ASC 815. ASC 815 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of any gains and losses on derivative contracts, and details of credit risk related contingent features in their hedged positions. ASC 815 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for; and how the hedges affect the entity's financial position, financial performance, and cash flows. The adoption of this new guidance on January 1, 2009 has been incorporated into the notes to the Company's consolidated financial statements. As of September 30, 2010, the Company does not have open positions.

The amount recorded in financing expenses in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009 that resulted from the above referenced hedging transactions was $5,374.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2010 (Unaudited)

Note 3 – Discontinued operations

A.	Operations in the U.K.

On January 29, 2010, the Company entered into an agreement (the “Agreement”) with Abraham Keinan, a significant shareholder and then Chairman of the Board of the Company (“Keinan”), and AMIT K LTD, a company registered in England & Wales which is wholly owned and controlled by Keinan (“Buyer”), for the sale (the “Transaction”) of Swiftnet Limited ("Swiftnet"), Auracall Limited, Equitalk.co.uk Limited and Story Telecom, Inc. and its wholly owned U.K. subsidiary, Story Telecom Limited (the “UK Subsidiaries”). Pursuant to the Agreement, the consideration paid by Buyer and/or Keinan to Xfone would be comprised of the following components:

1.
A release of the Company from the repayment of the loan from Iddo Keinan, the son of Mr. Keinan and an employee of Swiftnet dated December 10, 2009, pursuant to which Iddo Keinan extended to Swiftnet a loan of £860,044 ($1,344,073);

2.	A release of the Company from its obligation to Bank Leumi (UK) Plc. for of £150,000 ($234,420), thereby releasing the Company from its obligation to Bank Leumi (UK) Plc.;
3.
An annual earn-out payment over the following years beginning on the consummation of the Transaction. The aggregate Earn-Out Payments shall be equal to but shall not exceed $1,858,325 in the aggregate; and

4.	Release of intercompany balances between Xfone and the UK Subsidiaries amounting to $1,009,037.

On July 29, 2010 the Company completed its disposition of the UK Subsidiaries.

As a result of the Agreement to sell the UK Subsidiaries, the assets and liabilities related to the UK Subsidiaries have been classified as “held for sale” in the Company’s financial statements in accordance with ASC 360, (formerly SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. ASC 360 requires an asset group that is held for sale to be recorded at the lower of its carrying amount or fair value less costs to sell. As a result of classifying, during the three months ended March 31, 2010 the Company's UK subsidiaries as discontinued operations the Company recorded a goodwill impairment of $800,000.

The net loss on the sale of the UK Subsidiaries was calculated as follows:

Proceeds
Release from the repayment of a loan	$1,344,073
Release from a repayment of credit line	234,420
Release from retirement and employment termination liabilities (*)	937,677
Aggregate future Earn-Out receivables (**)	1,444,494
Transaction costs	(55,495)

Net proceeds	3,905,169

Net book value of the UK Subsidiaries:
Cash	494,060
Account receivables	718,214
Other current assets	2,272,316
Fixed assets, net	879,989
Trade payable	(1,539,926)
Other current liabilities	(1,894,363)
Other long-term liability	(166,824)
Goodwill and other intangible assets	4,942,739
Realization of cumulative translation adjustment	905,279

Net assets	6,611,484

Net loss on the sale of the UK Subsidiaries (***)	$(2,706,315)

(*) Based on third party valuation of £600,000.
(**) Earn-Out receivables were recorded at a discounted value.
(***) Net loss on the sale of the UK Subsidiaries includes a loss of $905,279 from changes in translation of assets and liabilities of the UK Subsidiaries from GBP to USD. This amount was included in the Company's shareholders' equity.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2010 (Unaudited)

Note 3 – Discontinued operations (Cont.)

The results of discontinued operations in the U.K. are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010 (*)	2009	2010	2009

Revenues	$1,260,792	$3,808,720	$7,125,187	$11,508,526
Cost of revenues	545,512	1,668,120	2,629,875	5,320,582

Gross profit	715,280	2,140,600	4,495,312	6,187,944

Operating expenses:
Marketing and selling	435,251	1,197,611	2,661,304	3,512,766
General and administrative	1,150,975	620,362	2,446,034	1,618,980
Impairment of goodwill	-	-	800,000	-
Total operating expenses	1,586,226	1,817,973	5,907,338	5,131,746

Operating profit (loss)	(870,946)	322,627	(1,412,026)	1,056,198

Financing expenses, net	(8,688)	(13,101)	(76,297)	(43,270)

Income (loss) before taxes	(879,634)	309,526	(1,488,323)	1,012,928

Income tax benefit (expense)	(4,662)	(105,525)	(4,662)	(108,054)

Net income (loss) from discontinued operation in the United Kingdom	$(884,296)	$204,001	$(1,492,985)	$904,874

(*) Includes the results of the UK Subsidiaries from July 1, 2010 until closing date of the Transaction on July 29, 2010.

(**) Intercompany revenues, for services provided by the discontinued operations in the UK to the discontinued operation in Israel, of $843,522 and $1,484,506 for the period ended July 29, 2010 and the nine months ended September 30, 2009, respectively, are attributed to the discontinued operations in the UK. The associated costs of these revenues are also attributed to the discontinued operations in the UK.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2010 (Unaudited)

Note 3 – Discontinued operations (Cont.)

B.	Operations in Israel

On May 14, 2010, an agreement (the “Agreement”) was entered into between the Company, the Company’s 31% minority interest partners (the “Minority Partners”) in Xfone 018 Ltd. ("Xfone 018") and Marathon Telecom Ltd. (“Marathon Telecom”), for the sale by the Company of its 69% interest in Xfone 018, and the sale by the Minority Partners of their 31% interest in Xfone 018 (collectively, the “Holdings”) to Marathon Telecom (the “Transaction”). The entry into the Agreement follows the non-binding memorandum of understanding (the “MoU”) which the parties had entered into on March 2, 2010. On August 31, 2010 (the “Closing Date”), the Company completed its disposition (the “Transaction”) of its 69% interest in Xfone 018.

The aggregate purchase price to be paid by Marathon Telecom in exchange for the interests in Xfone 018 was approximately $7,850,000, which represents a price for 100% of the interests in Xfone 018 free of any financial debt. On the Closing Date, the parties agreed to a reduction in the purchase price.  As a result, the purchase price paid by Marathon Telecom for 100% of the interests in Xfone 018, free of any indebtedness, was $7,802,000 (the “Purchase Price”). In connection with the Transaction, the Company will be repaid its debt, and will receive 69% of the net proceeds after all other financial debt of Xfone 018 has been paid.

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

The net profit on the sale of the Xfone 018 was calculated as follows:

Gross proceeds:
Cash (less Transaction costs)	$5,560,567
Cash held in escrow	1,695,817
Allocation of proceeds to Minority Partners	(2,308,285)

Net proceeds	4,948,099

Net book value of Xfone 018:
Cash	433,314
Account receivables	1,690,699
Other current assets	206,735
Fixed assets, net	1,446,789
Other non-current assets	276,814
Short-term bank credit and current maturities of notes payable	(466,864)
Trade payable	(1,667,384)
Other current liabilities	(149,019)
Notes payable, net of current maturities	(349,177)
Other long-term liability	(125,218)
Minority interest	(372,451)
Realization of cumulative translation adjustment	100,172

Net assets	1,024,410

Net profit on the sale of Xfone 018	$3,923,689

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2010 (Unaudited)

Note 3 – Discontinued operations (Cont.)

The results of discontinued operations in Israel are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010 (*)	2009	2010	2009

Revenues	$1,942,380	$2,081,211	$6,477,810	$6,170,691
Cost of revenues	1,392,814	1,080,355	3,799,730	3,427,201

Gross profit	549,566	1,000,856	2,678,080	2,743,490

Operating expenses:
Marketing and selling	162,534	272,238	610,465	1,074,368
General and administrative	429,269	461,288	1,312,228	1,280,824
Non-recurring loss				506,176
Total operating expenses	591,803	733,526	1,922,693	2,861,368

Operating profit (loss)	(42,237)	267,330	755,387	(117,878)

Financing expenses, net	(35,449)	(52,133)	(129,508)	(223,118)

Income (loss) before taxes	(77,686)	215,197	625,879	(340,996)

Income tax expense	622	250,156	(184,633)	78,518

Net income (loss)	(77,064)	465,353	441,246	(262,478)

Income (loss) attributed to non-controlling interest	26,693	(37,844)	(136,786)	81,318

Net income (loss) from discontinued operation in the Israel	$(50,371)	$427,509	$304,460	$(181,160)

(*) Includes the results of Xfone 018 from July 1, 2010 until closing date of the Transaction on August 31, 2010.

(**) Intercompany revenues, for services provided by the discontinued operation in Israel to the discontinued operation in the UK, of $74,285 and $48,947 for the period ended August 31, 2010 and the nine months ended September 30, 2009, respectively, are attributed to the discontinued operations in Israel. The associated costs of these revenues are also attributed to the discontinued operations in Israel.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2010 (Unaudited)

Note 4 – Notes payable

A.	As of September 30, 2010 NTS had two loans ("Loans") outstanding from a commercial bank:

1.
The first loan had an outstanding balance of $1,219,123 as of September 30, 2010.  The first loan was secured by an assignment of all NTS' trade accounts receivable. The loan carried interest at a rate equivalent to Wall Street Journal Prime rate, but not less than 6% per annum. The Wall Street Journal Prime rate was 3.25% at September 30, 2010. The loan was repayable in equal monthly installments of $61,212 each.

2.
The second loan had an outstanding balance of $1,820,134 as of September 30, 2010. The second loan was secured by certain fixed assets. The loan carried interest at a rate equivalent to Wall Street Journal Prime rate, but not less than 6% per annum. The Wall Street Journal Prime rate was 3.25% at September 30, 2010. The loan was repayable in equal monthly installments of $29,762 each.

On October 14, 2010, NTS replaced the Loans with a new loan in the amount of $2,983,531 with a maturity date of October 13, 2011. The new loan bears interest at a rate equivalent to Wall Street Journal Prime rate, but not less than 6% per annum and is repayable in equal monthly installments of $100,000 each. The new loan is secured by an assignment of all of NTS’ trade accounts receivable and certain fixed assets.

B.
NTS Telephone Company, LLC, a wholly owned subsidiary of NTS has received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million, 17-year debt facility to complete a telecommunications overbuild project in Levelland, Texas. The RUS loan is non-recourse to NTS and all other NTS subsidiaries and is a cost-of-money loan, bearing interest at the average rate for 10-year U.S. Treasury obligations. Advances are requested as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The current average interest rate is approximately 2.61%.

The total aggregate amount of these loans as of September 30, 2010 and December 31, 2009 are $7,596,165 and $5,574,100, respectively. The loans are to be repaid in monthly installments until 2024.

C.
Long-term loan from Burlingame Equity Investors, LP ("Burlingame")

On March 23, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame. As part of the Purchase Agreement, the Company issued a senior promissory note in the aggregate principal amount of $3,500,000, maturing on March 22, 2012. Interest accrues at an annual rate of 10% and is payable quarterly. The note has equal liquidation rights with the Company's Series A Bonds issued in Israel on December 13, 2007. The Company evaluated the fair value of each of the three securities that were issued under the Purchase Agreement (i.e., the promissory note, 2,173,913 shares of the Company’s common stock, and a warrant to purchase 950,000 shares of the Company’s common stock) and recorded the promissory note at its fair value of $2,556,240. The difference between the fair value and the principal amount will be expense ratably over the life of the promissory note.

D.
PRIDE Network, Inc., a wholly owned subsidiary of NTS Communications, Inc., has received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total $99.9 million funding in form of $45.9 million in grants and $54 million in 19 to 20-year loans. The loans bears interest at the Treasury rate for comparable loans with comparable maturities. The funding will allow us to develop our FTTP infrastructure, known as the PRIDE Network in northwestern Texas and further expand it to communities in southern Louisiana. As of September 30, 2010, PRIDE Network, Inc. did not drawdown any amount under the funding.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2010 (Unaudited)

Note 5 - Capital Structure, stock options, warrants

On September 20, 2010, the Company granted the following options to directors and employees under the Company’s 2007 Stock Incentive Plan:

A.
An aggregate of 360,000 options to purchase shares of common stock were granted to directors of the Company. The options vest in equal monthly installments during a period of nine months from date of grant. The options are exercisable at $1.221 per share and expire five years from the date of grant. Based on the assumptions below, the Company estimated that the fair value of the options was $164,121.

B.
(2) An aggregate of 135,000 options to purchase shares of common stock were granted to other employees of the Company and its subsidiaries.  Each option is exercisable at $1.221 per share and expires seven years from the date of grant.  The options will vest as to 25% of the underlying shares on the 12 month anniversary from the date of grant, with the remaining 75% of the options vesting in equal quarterly installments after 15 months from the date of grant. Based on the assumption below, the Company estimated that the fair value of the options at $73,978.

The Company’s aggregate equity-based compensation expense for the nine months ended September 30, 2010 and 2009 totaled $535,512 and $452,175, respectively.

The weighted average estimated fair value of employee stock options granted on September 20, 2010 was $0.48 per share, using the Black-Scholes option pricing model, with the following weighted average assumptions (annualized percentages):

Volatility	49.4%
Risk-free interest rate	1.54%
Dividend yield	0%
Forfeiture rate	20%

Note 6 – Severance agreement with the Company's CEO

On September 20, 2010, the Company entered into a Severance Agreement (the “Agreement”) with Guy Nissenson, its President, CEO, director and major shareholder.  The Agreement was entered into pursuant to Section 17 of the Consulting Agreement between the Company and Mr. Nissenson, dated March 28, 2007, and amended on June 30, 2010 (the “Consulting Agreement”).  Pursuant to the Agreement, in the event that (a) either (1) the Company terminates the Consulting Agreement and/or the Employment Agreement between the Company and Mr. Nissenson, dated June 30, 2010 (the “Employment Agreement”), for a reason other than cause, disability or death, or (2) Mr. Nissenson terminates the Consulting Agreement and the Employment Agreement for good reason, and (b) Mr. Nissenson (1) signs and delivers to the Company a Release of Claims satisfactory to the Company, and (2) complies with the applicable terms of the Agreement, the Consulting Agreement and the Employment Agreement, then Mr. Nissenson shall be entitled to certain severance benefits.

The severance benefits include (a) a lump sum payment consisting of (1) 3.5 months’ fee under the Consulting Agreement as then in effect, for each year or part thereof beginning on the inception of the Company and continuing until the termination date, and (2) 3.5 months’ salary under the Employment Agreement as then in effect, for each year or part thereof beginning on the inception of the Company and continuing until the termination date, (b) full vesting of options which would have vested during the one-year period commencing on the termination date and which are not dependent on the achievement of a performance objective or objectives, (c) payment of outstanding and unpaid fees, bonuses, expenses, salaries and employee social and fringe benefits due pursuant to the Consulting Agreement and the Employment Agreement prior to the termination date.

The initial term of the Agreement is 4.5 years, beginning on September 20, 2010.  The term shall be automatically renewed for additional terms of 3 years for as long as the Consulting Agreement and the Employment Agreement are in effect.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2010 (Unaudited)

Note 7 – Legal proceedings

A.	FCC Enforcement Bureau

On March 6, 2006, the FCC’s Enforcement Bureau initiated an investigation into Telephone Electronic Company’s (“TEC”) compliance with FCC Rules for compensation of payphone service providers. The Enforcement Bureau issued requests for production to TEC, its affiliates and subsidiaries. TEC was a majority shareholder of NTS Communications, Inc. (“NTS”) at the time of this investigation, prior to the Company's acquisition of NTS, on February 26, 2008. On April 26, 2006, NTS filed its response to the request for production. The FCC has the authority to issue fines for violations of its regulations.  NTS believes it is in compliance and will not incur any fines. The investigation is pending.

B.	Teresa Leffler vs. Xfone USA

On February 24, 2009, Teresa Leffler, a former employee of Xfone USA, Inc., the Company's wholly owned MS-based subsidiary, filed a complaint with the Circuit Court of Rankin County, Mississippi, alleging sexual discrimination and sexual harassment by a former employee of Xfone USA, Inc., Marshall Wingard, and Xfone USA, Inc., that allegedly resulted in injury to her job and reputation, lost wages, mental and physical pain and suffering. Ms. Leffler sought compensatory damages in the amount of $300,000 and punitive damages in the amount of $300,000. The filing of the complaint follows Ms. Leffler’s receipt of a Notice of Right to Sue (the “Notice”) issued by the U.S. Equal Employment Opportunity Commission (the “EEOC”) on November 21, 2008.  The Notice also stated that the EEOC was terminating its processing of the charge. Xfone USA, Inc. and Mr. Wingard filed their Original Answers on April 15, 2009. Mr. Wingard was dismissed with prejudice from the suit by agreement and stipulation on May 12, 2009. Xfone USA, Inc. settled Ms. Leffler’s complaint for $2,500 on July 2, 2010, and the case was dismissed with prejudice on July 26, 2010.

C.	Eliezer Tzur et al. vs. 012 Telecom Ltd. et al.

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), our former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to us (collectively with Xfone 018, the “Defendants”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by consumers to the Defendants’ respective technical support numbers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $14.95). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,060,440) which reflects the Petitioners’ estimation of damages caused to all consumers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request. A court hearing with respect to the approval or disapproval of the Class Action Request has been scheduled for January 16, 2011. Xfone 018 and Mr. Sharvit are currently negotiating a settlement. In the event the negotiations fail, or the settlement is not approved by the Israeli Court, as required by law in such cases, Xfone 018 intends to vigorously defend the Class Action Request.

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

OVERVIEW

We were incorporated in Nevada, US in September 2000. We are a holding and managing company with operations in the United States offering local and long distance communications services which include voice, video and data over its Fiber-To-The-Premise (FTTP) network.

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

Detailed discussions of each of these divestitures follow:

Discontinued operations in the UK. On January 29, 2010, we entered into an agreement (the “Agreement”) with Abraham Keinan, a significant shareholder and then Chairman of our Board (“Keinan”), and AMIT K LTD, a company registered in England & Wales which is wholly owned and controlled by Keinan (“Buyer”), for the sale of Swiftnet Limited ("Swiftnet"), Auracall Limited, Equitalk.co.un Limited and Story Telecom, Inc. and its wholly owned subsidiary, Story Telecom Limited (the “UK Subsidiaries”) which we own (the “Transaction”). Pursuant to the Agreement, the consideration to be paid by Buyer and/or Keinan to us shall be comprised of the following components:

1.
Our release from the repayment of the loan from Iddo Keinan, the son of Mr. Keinan and an employee of Swiftnet dated December 10, 2009, pursuant to which Iddo Keinan extended to Swiftnet a loan of £860,044 ($1,344,073);

2.	Release from our obligation to Bank Leumi (UK) Plc. for of £150,000 ($234,420), thereby releasing us from our obligation to Bank Leumi (UK) Plc.;
3.
An annual earn-out payment over the following years beginning on the consummation of the Transaction. The aggregate Earn-Out Payments shall be equal to but shall not exceed $1,858,325 in the aggregate; and

4.	Release of intercompany balances between us and the UK Subsidiaries amounting to $1,009,037.

Following an approval of the Transaction in a special meeting of our stockholders on July 14, 2010, we completed our disposition of the UK Subsidiaries on July 29, 2010.

The net loss on the sale of the UK Subsidiaries was calculated as follows:

Proceeds
Release from the repayment of a loan	$1,344,073
Release from a repayment of credit line	234,420
Release from retirement and employment termination liabilities (*)	937,677
Aggregate future Earn-Out receivables (**)	1,444,494
Costs associated with the Transaction	(55,495)

Net proceeds	3,905,169

Net book value of the UK Subsidiaries:
Cash	494,060
Account receivables	718,214
Other current assets	2,272,316
Fixed assets, net	879,989
Trade payable	(1,539,926)
Other current liabilities	(1,894,363)
Other long-term liability	(166,824)
Goodwill and other intangible assets	4,942,739
Realization of cumulative translation adjustment	905,279

Net assets	6,611,484

Net loss on the sale of the UK Subsidiaries (***)	$(2,706,315)

(*) Based on third paty valuation of £600,000.
(**) Earn-Out receivables were recorded at a  discounted value.
(***) Net loss on the sale of the UK Subsidiaries includes a loss of $905,279 from changes in translation of assets and liabilities of the UK Subsidiaries from GBP to USD. This amount was included in the Company's shareholders' equity.

 The results of discontinued operations in the U.K. are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010 (*)	2009	2010	2009

Revenues	$1,260,792	$3,808,720	$7,125,187	$11,508,526
Cost of revenues	545,512	1,668,120	2,629,875	5,320,582

Gross profit	715,280	2,140,600	4,495,312	6,187,944

Operating expenses:
Marketing and selling	435,251	1,197,611	2,661,304	3,512,766
General and administrative	1,150,975	620,362	2,446,034	1,618,980
Impairment of goodwill	-	-	800,000	-
Total operating expenses	1,586,226	1,817,973	5,907,338	5,131,746

Operating profit (loss)	(870,946)	322,627	(1,412,026)	1,056,198

Financing expenses, net	(8,688)	(13,101)	(76,297)	(43,270)

Income (loss) before taxes	(879,634)	309,526	(1,488,323)	1,012,928

Income tax benefit (expense)	(4,662)	(105,525)	(4,662)	(108,054)

Net income (loss) from discontinued operation in the United Kingdom	$(884,296)	$204,001	$(1,492,985)	$904,874

(*) Includes the results of the UK Subsidiaries from July 1, 2010 until closing date of the Transaction on July 29, 2010.

(**) Intercompany revenues, for services provided by the discontinued operations in the UK to the discontinued operation in Israel, of $843,522 and $1,484,506 for the period ended July 29, 2010 and the nine months ended September 30, 2009, respectively, are attributed to the discontinued operations in the UK. The associated costs of these revenues are also attributed to the discontinued operations in the UK.

Discontinued operations in Israel. On May 14, 2010, an agreement (the “Agreement”) was entered into between us, our 31% minority interest partners (the “Minority Partners”) in Xfone 018 Ltd. ("Xfone 018"),  and Marathon Telecom Ltd. (“Marathon Telecom”), for the sale of our 69% interest in Xfone 018 and the sale by the Minority Partners of their 31% interest in Xfone 018 (collectively, the “Holdings”) to Marathon Telecom (the “Transaction”). The entry into the Agreement follows the non-binding memorandum of understanding (the “MoU”) which the parties had entered into on March 2, 2010. On August 31, 2010 (the “Closing Date”), we completed the disposition (the “Transaction”) of our 69% interest in Xfone 018.

The aggregate purchase price to be paid by Marathon Telecom in exchange for the interests in Xfone 018 was approximately $7,850,000, which represents a price for 100% of the interests in Xfone 018 free of any financial debt. On the Closing Date, the parties agreed to a reduction in the purchase price.  As a result, the purchase price paid by Marathon Telecom for 100% of the interests in Xfone 018, free of any indebtedness, was $7,802,000 (the “Purchase Price”). In connection with the Transaction, we will be repaid our debt, and will receive 69% of the net proceeds after all other financial debt of Xfone 018 has been paid.

Pursuant to the Agreement, the consummation of the Transaction was subject to certain conditions and approvals, including, receipt of the approval of the Minister of Communications in Israel which was received on August 11, 2010.

The net profit on the sale of the Xfone 018 was calculated as follows:

Gross proceeds:
Cash (less costs associated with the Transaction)	$5,560,567
Cash held in escrow	1,695,817
Allocation of proceeds to Minority Partners	(2,308,285)

Net proceeds	4,948,099

Net book value of Xfone 018:
Cash	433,314
Account receivables	1,690,699
Other current assets	206,735
Fixed assets, net	1,446,789
Other non-current assets	276,814
Short-term bank credit and current maturities of notes payable	(466,864)
Trade payable	(1,667,384)
Other current liabilities	(149,019)
Notes payable, net of current maturities	(349,177)
Other long-term liability	(125,218)
Minority interest	(372,451)
Realization of cumulative translation adjustment	100,172

Net assets	1,024,410

Net profit on the sale of Xfone 018	$3,923,689

The results of discontinued operations in Israel are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010 (*)	2009	2010	2009

Revenues	$1,942,380	$2,081,211	$6,477,810	$6,170,691
Cost of revenues	1,392,814	1,080,355	3,799,730	3,427,201

Gross profit	549,566	1,000,856	2,678,080	2,743,490

Operating expenses:
Marketing and selling	162,534	272,238	610,465	1,074,368
General and administrative	429,269	461,288	1,312,228	1,280,824
Non-recurring loss				506,176
Total operating expenses	591,803	733,526	1,922,693	2,861,368

Operating profit (loss)	(42,237)	267,330	755,387	(117,878)

Financing expenses, net	(35,449)	(52,133)	(129,508)	(223,118)

Income (loss) before taxes	(77,686)	215,197	625,879	(340,996)

Income tax expense	622	250,156	(184,633)	78,518

Net income (loss)	(77,064)	465,353	441,246	(262,478)

Income attributed to non-controlling interest	26,693	(37,844)	(136,786)	81,318

Net income (loss) from discontinued operation in the Israel	$(50,371)	$427,509	$304,460	$(181,160)

(*) Includes the results of Xfone 018 from July 1, 2010 until closing date of the Transaction on August 31, 2010.

(**) Intercompany revenues, for services provided by the discontinued operation in Israel to the discontinued operation in the UK, of $74,285 and $48,947 for the nine months ended September 30, 2010 and 2009, respectively, are attributed to the discontinued operations in Israel. The associated costs of these revenues are also attributed to the discontinued operations in Israel.

RESULTS OF OPERATIONS

Financial Information - Percentage of Revenues

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenues	52.0%	54.2%	52.5%	54.7%
Gross Profit	48.0%	45.8%	47.5%	45.3%
Operating Expenses:
Marketing and Selling	8.0%	7.1%	7.7%	7.3%
General and Administrative	35.2%	35.2%	36.3%	34.2%
Total Operating Expenses	43.2%	42.3%	44.0%	41.5%
Loss from continued operations before taxes and non-controlling interest	(11.8)%	(13.0)%	(5.7)%	(4.2)%

Net loss from continued operations	(10.1)%	(15.0)%	(4.5)%	(4.2)%

Net loss attributed to shareholders	(8.3)%	(10.9)%	(4.5)%	(2.6)%

COMPARISON OF THE THREE MONTHS PERIODS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

Revenues. Revenues for the quarter ended September 30, 2010 decreased by 3.0% to $14,978,557 from $15,443,537 for the same period in 2009. FTTP revenues in the quarter ended September 30, 2010 increased by 29.5% to approximately $2,634,000 from approximately $2,035,000 for the same period in 2009. As percentage of total sales, FTTP revenues in the quarter ended September 30, 2010 increased to 17.6% from 13.2% for the same period in 2009. Revenues from our legacy copper network include revenues from Wholesale, other carriers and other non-FTTP customers. Revenues from our legacy copper network in the quarter ended September 30, 2010 decreased by 7.9% to approximately $12,344,000 from approximately $13,409,000 in the same period in 2009. As a percentage of total sales, non-FTTP revenues in the quarter ended September 30, 2010 decreased to 82.4% from 86.8% for the same period in 2009. The increase in our FTTP revenues mainly resulted from the marketing of our services in the city of Levelland, Texas, where we have  completed the build out of the FTTP network in April 2010 while the decrease in the non-FTTP revenues resulted from the continuous attrition of non-FTTP residential customers and wholesale customers.

Cost of Revenues. Cost of revenues consists primarily of facilities and traffic that is purchased from other telephone companies and content for our video services. Cost of revenues for the quarter ended September 30, 2010 decreased by 7.1% to $7,784,053 from $8,376,660 for the same period in 2009. Cost of revenues, as a percentage of revenues in the quarter ended September 30, 2010, decreased to 52.0% from 54.2% for the same period in 2009. The decrease in the cost of revenues, as a percentage of revenues, is the result of the growth in the sales of high-margin FTTP products and a decrease in sales of low-margin products sold mainly to wholesale and non-FTTP residential customers.

Marketing and Selling Expenses. Marketing and selling expenses are primarily related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the quarter ended September 30, 2010 increased by 9.9% to $1,199,904 from $1,092,222 for the same period in 2009. The increase is the result of a increase in payroll and sales commission.

General and Administrative Expenses. General and administrative expenses consist primarily of consulting fees and compensation costs for administration, finance and general management personnel. General and administrative expenses for the quarter ended September 30, 2010, decreased by 3.1% to $5,265,376 from $5,434,453 for the same period in 2009. The decrease in the general and administrative expenses resulted mainly from reduction in personnel and savings in the corporate expenses as a result of the divestiture of the UK and Israeli operations.

Financing Expenses, net. Financing expenses, net, for the quarter ended September 30, 2010 decreased by approximately 3% to $2,340,159 from $2,413,131 for the same period in 2009. Financing expenses consist of interest payable on our Bonds (as defined below), the measurement of the Bonds which are stated in NIS and linkage to the CPI based on the exchange rate fluctuation in the USD\NIS. It also includes interest expenses on our interest bearing obligations and the effect of the currency exchange rate on intercompany balances with our subsidiaries which report in NIS and GBP as their functional currencies, which is of a temporary nature under the determination of SFAS 52. The decrease in financing expenses is a result of the devaluation of 5.4% in the USD against the NIS during the three months ended September 30, 2010 versus a devaluation of 4.1% in the USD against the NIS in the same period in 2009, expenses related to warrants that were granted to a lender on March 2010 and amortization of fair value of a loan that we took out in March 2010. The increase in financing expenses was offset against a decrease in the interest accumulated on the Bonds’ outstanding principal during the nine months ended September 30, 2010 and the same period in 2009.

COMPARISON OF THE NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

Revenues. Revenues for the nine months ended September 30, 2010 decreased 5.5% to $43,965,554 from $46,548,959 for the same period in 2009. Revenues from our fiber based products ("Fiber-To-The-Premise revenues" or "FTTP revenues") in the nine months ended September 30, 2010 increased 21.9% to approximately $7,288,000 from approximately $5,981,000 for the same period in 2009. As a percentage of total sales, FTTP revenues in the nine months ended September 30, 2010 increased to 16.6% from 12.8% for the same period in 2009. Revenues from our legacy copper network includes revenues from Wholesale, other carriers and other non-FTTP customers. Revenues from our legacy copper network in the nine months ended September 30, 2010 decreased by 9.6% to approximately $36,678,000 from approximately $40,567,000 in the same period in 2009. As a percentage of total sales, non-FTTP revenues in the nine months ended September 30, 2010 decreased to 83.4% from 87.1% for the same period in 2009. The increase in our FTTP revenues mainly resulted from the marketing of our services in the city of Levelland, Texas, where we have  completed the build out of the FTTP network in April 2010 while the decrease in the non-FTTP revenues resulted from the continuous attrition of non-FTTP residential customers and wholesale customers.

Cost of Revenues. Cost of revenues consists primarily of facilities and traffic that is purchased from other telephone companies and content for our video services. Cost of revenues for the nine months ended September 30, 2010 decreased  by 9.3% to $23,080,577 from $25,441,450 for the same period in 2009. Cost of revenues, as a percentage of revenues in the nine months ended September 30, 2010, decreased to 52.5% from 54.7% for the same period in 2009. The decrease in the cost of revenues, as a percentage of revenues, is the result of the growth in the sales of high-margin FTTP products and a decrease in sales of low-margin products sold mainly to wholesale and non-FTTP residential customers.

Marketing and Selling Expenses. Marketing and selling expenses are primarily related to compensation attributed to employees engaged in marketing and selling activities, promotion, advertising and related expenses. Marketing and selling expenses for the nine months ended September 30, 2010 were slightly lower at $3,380,702 as compared to $3,417,027 for the same period in 2009.

General and Administrative Expenses. General and administrative expenses consists primarily of consulting fees and compensation costs for administration, finance and general management personnel. General and administrative expenses for the nine months ended September 30, 2010, increased by 0.2% to $15,948,725 from $15,921,184 for the same period in 2009. General and administrative expenses include stock options compensation which relates to stock options that were granted to our employees and vest during the reported period. Total stock option compensation in the nine months ended September 30, 2010 increased by $83,337 (or 18.4%) to $535,512 from $452,175 for the same period in 2009. In addition, the continuous growth of the operation in Levelland increases our general and administrative expenses by approximately $192,000.

Financing Expenses, net. Financing expenses, net, for the nine months ended September 30, 2010 increased by approximately 5.5% to $3,597,274 from $3,410,425 for the same period in 2009. Financing expenses consist of interest payable on our Bonds, the measurement of the Bonds which are stated in NIS and linkage to the CPI based on the exchange rate fluctuation in the USD\NIS. It also includes interest expenses on our interest bearing obligations and the effect of the currency exchange rate on intercompany balances with our subsidiaries which report in NIS and GBP as their functional currencies, which is of a temporary nature under the determination of SFAS 52. The increase in financing expenses is a result of the devaluation of 2.9% in the USD against the NIS during the first nine months of 2010 versus a devaluation of 1.2% in the USD against the NIS in the same period in 2009, expenses related to warrants that were granted to a lender on March 2010 and amortization of fair value of a loan that we took out in March 2010. The increase in financing expenses was offset against a decrease in the interest accumulated on the Bonds’ outstanding principal during the nine months ended September 30, 2010 and the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of September 30, 2010, amounted to $6,407,998 compared to $2,467,028 as of December 31, 2009, an increase of $3,940,970. Net cash provided by operating activities in the nine months ended September 30, 2010 was $1,988,467 a decrease of $2,208,488 compared to net cash flow of $4,196,955 in the same period of 2009. The decrease in cash flow from operating activities is mostly related to the following changes in the working capital: (1) a decrease in accounts receivable of $146,891 in the nine months ended September 30, 2010 compared to a decrease of $3,272,472 in the same period of 2009; (2) increase in prepaid expenses and other receivables of $783,212 in the nine months ended September 30, 2010 compared to a decrease of $390,050 in the same period of 2009; (3) a decrease in the provision for bad debt of $126,637 in the nine months ended September 30, 2010 compared to an increase of $507,070 in the same period of 2009; (4) an increase in long term receivables of $461,451 in the nine months ended September 30, 2010, compared to an increase of $77,050 in the same period of 2009; and (5) an increase in other liabilities and accrued expenses of $371,059 in the nine months ended September 30, 2010 compared to a decrease of $2,068,682 in the same period of 2009. The increase in severance pay of $920,918 in the nine months ended September 30, 2010 is related to retirement obligations in connection with the discontinued operations in the UK. Cash used for investing activities in the nine months ended September 30, 2010 was $3,493,476 compared to $5,506,584 in the same period of 2009. Of that amount, $2,959,488 is attributable to the build out of the project under the United States Department of Agriculture in Levelland, TX, $3,329,104 to the purchase of other equipment and $2,795,116 proceeds from the disposal of discontinued operations. Net cash provided by financing activities for the nine months ended September 30, 2010 was $5,072,605 and is primarily attributable to proceeds from the issuance of a promissory note, shares of stock and warrants to Burlingame Equity Investors, LP and the issuance of shares of stock to Gagnon Securities LLC for total proceeds of $6,575,000.

Our capital investments are primarily related to the build-out of our fiber network, the purchase of equipment and software for services that we provide or intend to provide in Texas, Mississippi and Louisiana.

Capital lease obligations. We are the lessee of switching and other telecom equipment and motor vehicles under capital leases expiring on various dates from 2010 through 2014.

As of September 30, 2010, we reported a working capital deficit of $5,324,376 compared to a deficit of $15,391,203 on December 31, 2009. We are continuing our effort to renegotiate our short-term debt with a commercial bank to cure the deficit in our working capital.

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of September 30, 2010.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic credit facility	$1,219,123	$1,219,123	$-	$-	$-
Domestic Note Payable	2,354,661	2,320,253	21,529	12,880	-
Foreign credit facility	-	-	-	-	-
Other notes payable	3,203,366	194,644	3,008,721	-	-
Notes Payable from the United States Department of Agriculture	7,596,165	375,975	751,950	751,950	5,716,291
Bonds	22,708,270	4,395,149	8,790,298	8,790,298	732,525
Capital leases	357,818	201,673	146,969	9,176	-
Operating leases	5,655,573	2,380,009	3,238,487	37,076	-

Total contractual cash obligations	$43,094,976	$11,086,826	$15,957,954	$9,601,380	$6,448,816

We believe that funds expected to be generated from operations and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months.

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

On March 25, 2008, we issued to the holders of the Bonds, for no additional consideration, non-tradable warrants to purchase an aggregate of 956,020 shares of common stock, each exercisable at an exercise price of $3.50 per share with a term of 4 years, commencing on September 2, 2008.

Promissory Notes

On December 1, 2009, we issued a series of promissory notes in the aggregate amount of approximately $875,000 to various lenders who are either our affiliates or people related to certain of our affiliates and/or business partners.  The notes bear interest at rates between 0% and 10% and mature between one month and one year from issuance.  Certain of the notes are prepayable and contain no prepayment penalties.  A one month note in the amount of approximately $133,000 bears no interest unless it is not paid at maturity and then such loan bears interest at 2% per month until repaid.  The notes are guaranteed by certain of our subsidiaries.  The proceeds of the notes were utilized to repay obligations under our Series A Bonds. As of September 30, 2010, the outstanding balance of these notes was $177,818 which matures on December 2010.

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

Following the execution of the Purchase Agreement, the transaction was consummated, Burlingame paid the Purchase Price and we delivered the Note to Burlingame. We used the net proceeds from the transaction for working capital purposes.

Subscription Agreement

On March 23, 2010, we entered into a Subscription Agreement with certain investors affiliated with Gagnon Securities LLC, an existing shareholder (collectively, “Gagnon”), for the issuance of 500,000 shares of common stock at a purchase price of $1.15 per share for an aggregate purchase price of $575,000. We intend to use the net proceeds from the transaction for working capital purposes.

US SUBSIDIARIES

Our U.S subsidiary, NTS Communications, Inc., had a $2,000,000 revolving line of credit with a commercial bank.  The facility was secured by an assignment of all NTS's trade accounts receivable. The credit line carried interest at a rate equivalent to the Wall Street Journal Prime rate. The credit line was repaid on April 27, 2010. A related installment note in the original amount of $2,000,000 was executed on April 27, 2009. This note reduced the nominal and funded balance of the previous $4,000,000 line of credit. The installment note, which matured September 25, 2010, carried interest at the Wall Street Journal Prime rate and is payable in monthly installments of $61,212. As of September 30, 2010, the outstanding balance of the installment note was $1,219,123.

In addition, NTS Communications, Inc., had secured a loan from a commercial bank on September 18, 2007 in the original amount of $2,500,000 which was to be repaid on the following terms: 12 monthly payments of accrued interest only beginning October 18, 2007, followed by 23 monthly payments of $29,762 plus any accrued interest and a 24th and final payment of all unpaid principal and accrued interest due, on or before September 18, 2010. The loan carried interest at a rate equivalent to Wall Street Journal Prime rate. The total aggregate amount of these loan as of September 30, 2010 was $1,820,134.

On October 14, 2010, NTS replaced the revolving line of credit and the loans with a new loan in the amount of $2,983,531 with a maturity date of October 13, 2011. The new loan bears interest at a rate equivalent to Wall Street Journal Prime rate, but not less than 6% per annum and is repayable in equal monthly installments of $100,000 each. The new loan is secured by an assignment of all of NTS’ trade accounts receivable and certain fixed assets.

Rural Utilities Service Debt Facility

NTS Telephone Company, LLC, a wholly owned subsidiary of NTS Communications, Inc., has received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the initial advance date until full repayment after 17 years. The loan bears interest at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. Advances are provided as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The note is non-recourse to NTS and all other NTS subsidiaries and is secured by NTS Telephones assets which were $9.8 million at September 30, 2010. As of September 30, 2010, the annual average weighted interest rate on the outstanding advances 2.61%. The total aggregate amount of these loans as of September 30, 2010 is $7,596,165.

PRIDE Network, Inc., a wholly owned subsidiary of NTS Communications, Inc., has received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total $99.9 million funding in form of $45.9 million in grants and $54 million in 19 to 20-year loans. The loans bear interest at the Treasury rate for comparable loans with comparable maturities. The funding will allow us to develop our FTTP infrastructure, known as the PRIDE Network in northwestern Texas and further expand it to communities in southern Louisiana. Construction work of our FTTP infrastructure started in October 2010.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

Following the divestiture of our UK and Israeli operations, all of our assets, liabilities (except the Bonds), revenues and expenditures are in USD.

Notwithstanding having our Bonds stated in NIS and linked to the Israeli Consumer Price Index, during the nine months and three months ended September 30, 2010, our outstanding liability was increased by approximately $200,000 and $1,264,000, respectively, as a result of the revaluation of the NIS in relation with the USD.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.                      Controls and Procedures

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

FCC Enforcement Bureau EB-06-IH-0904
On March 6, 2006, the FCC’s Enforcement Bureau initiated an investigation into Telephone Electronic Company’s (“TEC”) compliance with FCC Rules for compensation of payphone service providers. The Enforcement Bureau issued requests for production to TEC, its affiliates and subsidiaries. TEC was a majority shareholder of NTS Communications, Inc. (“NTS”) at the time of this investigation, prior our acquisition of NTS, a wholly owned TX-based subsidiary, on February 26, 2008. On April 26, 2006, NTS filed its response to the request for production. The FCC has the authority to issue fines for violations of its regulations.  NTS believes it is in compliance and will not incur any fine. The investigation is pending.

Teresa Leffler vs. Xfone USA
On February 24, 2009, Teresa Leffler, a former employee of Xfone USA, Inc., our wholly owned MS-based subsidiary, filed a complaint with the Circuit Court of Rankin County, Mississippi, alleging sexual discrimination and sexual harassment by a former employee of Xfone USA, Marshall Wingard, and Xfone USA, that allegedly resulted in injury to her job and reputation, lost wages, mental and physical pain and suffering. Ms. Leffler sought compensatory damages in the amount of $300,000 and punitive damages in the amount of $300,000. The filing of the complaint follows Ms. Leffler’s receipt of a Notice of Right to Sue (the “Notice”) issued by the U.S. Equal Employment Opportunity Commission (the “EEOC”) on November 21, 2008.  The Notice also stated that the EEOC was terminating its processing of the charge. Xfone USA and Mr. Wingard filed their Original Answers on April 15, 2009. Mr. Wingard was dismissed with prejudice from the suit by agreement and stipulation on May 12, 2009. Ms. Leffler’s complaint was settled for $2,500 on July 2, 2010, and the case was dismissed with prejudice on July 26, 2010.

Eliezer Tzur et al. vs. 012 Telecom Ltd. Et al.
On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), our former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to us (collectively with Xfone 018, the “Defendants”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by consumers to the Defendants’ respective technical support numbers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $ $14.95). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,060,440) which reflects the Petitioners’ estimation of damages caused to all consumers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request. A court hearing with respect to the approval or disapproval of the Class Action Request has been scheduled for January 16, 2011. Xfone 018 and Mr. Sharvit are currently negotiating a settlement. In the event the negotiations fail, or the settlement is not approved by the Israeli Court, as required by law in such cases, Xfone 018 intends to vigorously defend the Class Action Request.

On May 14, 2010, we entered into an agreement (the “Agreement”) with Marathon Telecom Ltd. for the sale of our majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, we are fully and exclusively liable for any and all amounts, payments or expenses which will be incurred by Xfone 018 as a result of the Class Action Request. Section 10 provides that we shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, we shall bear only the cost of such services). Section 10 further provides that the defense by Xfone 018 shall be performed in full cooperation with us and with mutual assistance. The Agreement was signed in Hebrew, and an English translation of the Agreement was filed as Exhibit 10.141 to our Current Report on Form 8-K/A dated June 1, 2010.

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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. [Free translation from Hebrew] (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
10.132	Employment Agreement between NTS Communications, Inc. and Niv Krikov dated July 1, 2009. (59)
10.133	Agreement dated November 20, 2009 between Xfone, Inc., David Sela and Blokshtil Ltd. (English translation). (60)
10.134	Loan Agreement dated as of December 10, 2009, between Swiftnet Limited, Iddo Keinan, Xfone, Inc., Auracall Limited, Equitalk.co.uk Limited and Story Telecom Limited. (61)
10.135	General Release and Settlement Agreement dated December 28, 2009 between Xfone, Inc., and the selling shareholders of NTS Communications, Inc. (62)
10.136	Agreement dated January 29, 2010 by and between Xfone, Inc., Abraham Keinan, and AMIT K Limited. (63)
10.137	Agreement dated January 29, 2010 by and between Xfone, Inc. and Abraham Keinan. (63)
10.138	Agreement dated January 29, 2010 by and between Abraham Keinan, Guy Nissenson and Campbeltown Business Ltd. (63)
10.139	Securities Purchase Agreement dated effective as of March 23, 2010. (64)
10.140	Form of Subscription Agreement dated as of March 23, 2010. (64)
10.141	Contract dated May 14, 2010 by and between Xfone, Inc., Newcall Ltd., Margo Pharma, Ltd., and Marathon Telecom Ltd. [English translation] (65)
10.142	Employment Agreement entered into on June 30, 2010 between Xfone, Inc. and Guy Nissenson [Free translation from Hebrew] (66)
10.143	First Amendment to Consulting Agreement dated June 30, 2010 between Xfone, Inc. and Guy Nissenson (66)
10.144	Severance Agreement entered into on September 20, 2010 between Xfone, Inc. and Guy Nissenson. (67)
16.2	Letter dated June 1, 2009 from Stark Winter Schenkein & Co., LLP to the Securities and Exchange Commission. (58)
21.1	List of Subsidiaries (Amended as of April 2009) (57)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
*Denotes exhibits filed herewith.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.

(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2009 with Xfone, Inc.‘s Form 10-K.
(57)	Denotes previously filed exhibit: filed on April 30, 2009 with Xfone, Inc.‘s Form 10-K/A.
(58)	Denotes previously filed exhibit: filed on June 3, 2009 with Xfone, Inc.‘s Form 8-K/A.
(59)	Denotes previously filed exhibit: filed on July 1, 2009 with Xfone, Inc.‘s Form 8-K.
(60)	Denotes previously filed exhibit: filed on November 30, 2009 with Xfone, Inc.‘s Form 8-K.
(61)	Denotes previously filed exhibit: filed on December 11, 2009 with Xfone, Inc.‘s Form 8-K.
(62)	Denotes previously filed exhibit: filed on December 29, 2009 with Xfone, Inc.‘s Form 8-K.
(63)	Denotes previously filed exhibits: filed on January 29, 2010 with Xfone, Inc.‘s Form 8-K.
(64)	Denotes previously filed exhibits: filed on March 23, 2010 with Xfone, Inc.‘s Form 8-K.
(65)	Denotes previously filed exhibits: filed on June 1, 2010 with Xfone, Inc.’s Form 8-K.
(66)	Denotes previously filed exhibits: filed on June 30, 2010 with Xfone, Inc.’s Form 8-K.
(67)	Denotes previously filed exhibits: filed on September 20, 2010 with Xfone, Inc.’s Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XFONE, INC.

Date: November 15, 2010	By:	/s/ Guy Nissenson
Guy Nissenson
President, Chief Executive Officer and Director
(principal executive officer)

Date: November 15, 2010	By:	/s/ Niv Krikov
Niv Krikov
Principal Accounting Officer, Treasurer, Chief Financial Officer and Director (principal accounting and financial officer)

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.11	Reamended and Restated Bylaws of the Company dated January 15, 2009.(55)
3.3	Memorandum of Association of Swiftnet Limited. (1)
3.4	Articles of Association of Swiftnet Limited. (1)
3.6	Bylaws of Xfone USA, Inc. (7)
4.	Specimen Stock Certificate.(1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. [Free translation from Hebrew] (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
10.132	Employment Agreement between NTS Communications, Inc. and Niv Krikov dated July 1, 2009. (59)
10.133	Agreement dated November 20, 2009 between Xfone, Inc., David Sela and Blokshtil Ltd. (English translation). (60)
10.134	Loan Agreement dated as of December 10, 2009, between Swiftnet Limited, Iddo Keinan, Xfone, Inc., Auracall Limited, Equitalk.co.uk Limited and Story Telecom Limited. (61)
10.135	General Release and Settlement Agreement dated December 28, 2009 between Xfone, Inc., and the selling shareholders of NTS Communications, Inc. (62)
10.136	Agreement dated January 29, 2010 by and between Xfone, Inc., Abraham Keinan, and AMIT K Limited. (63)
10.137	Agreement dated January 29, 2010 by and between Xfone, Inc. and Abraham Keinan. (63)
10.138	Agreement dated January 29, 2010 by and between Abraham Keinan, Guy Nissenson and Campbeltown Business Ltd. (63)
10.139	Securities Purchase Agreement dated effective as of March 23, 2010. (64)
10.140	Form of Subscription Agreement dated as of March 23, 2010. (64)
10.141	Contract dated May 14, 2010 by and between Xfone, Inc., Newcall Ltd., Margo Pharma, Ltd., and Marathon Telecom Ltd. [English translation] (65)
10.142	Employment Agreement entered into on June 30, 2010 between Xfone, Inc. and Guy Nissenson [Free translation from Hebrew] (66)
10.143	First Amendment to Consulting Agreement dated June 30, 2010 between Xfone, Inc. and Guy Nissenson (66)
10.144	Severance Agreement entered into on September 20, 2010 between Xfone, Inc. and Guy Nissenson. (67)
16.2	Letter dated June 1, 2009 from Stark Winter Schenkein & Co., LLP to the Securities and Exchange Commission. (58)
21.1	List of Subsidiaries (Amended as of April 2009) (57)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
*Denotes exhibits filed herewith.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.

(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2009 with Xfone, Inc.‘s Form 10-K.
(57)	Denotes previously filed exhibit: filed on April 30, 2009 with Xfone, Inc.‘s Form 10-K/A.
(58)	Denotes previously filed exhibit: filed on June 3, 2009 with Xfone, Inc.‘s Form 8-K/A.
(59)	Denotes previously filed exhibit: filed on July 1, 2009 with Xfone, Inc.‘s Form 8-K.
(60)	Denotes previously filed exhibit: filed on November 30, 2009 with Xfone, Inc.‘s Form 8-K.
(61)	Denotes previously filed exhibit: filed on December 11, 2009 with Xfone, Inc.‘s Form 8-K.
(62)	Denotes previously filed exhibit: filed on December 29, 2009 with Xfone, Inc.‘s Form 8-K.
(63)	Denotes previously filed exhibits: filed on January 29, 2010 with Xfone, Inc.‘s Form 8-K.
(64)	Denotes previously filed exhibits: filed on March 23, 2010 with Xfone, Inc.‘s Form 8-K.
(65)	Denotes previously filed exhibits: filed on June 1, 2010 with Xfone, Inc.’s Form 8-K.
(66)	Denotes previously filed exhibits: filed on June 30, 2010 with Xfone, Inc.’s Form 8-K.
(67)	Denotes previously filed exhibits: filed on September 20, 2010 with Xfone, Inc.’s Form 8-K.