Form 10-K
period 2010-12-31
XFONE INC.
filed 2011-03-18
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes           ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2010, 21,119,488 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2010, the last business day of the second fiscal quarter, was approximately $24,709,800.96 based on the closing price of $1.17 for the registrant’s common stock as reported on the NYSE Amex LLC. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of March 17, 2011, there were 21,119,488 shares of our common stock issued and outstanding.

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

Background

Xfone, Inc.

Xfone, Inc. was incorporated in the State of Nevada, U.S.A. in September 2000. We are a holding and managing company providing, through our subsidiaries, integrated communications services which include voice, video and data over our Fiber-To-The-Premise (“FTTP”) and other networks. We currently have operations in Texas, Mississippi and Louisiana and we also serve customers in Arizona, Colorado, Kansas, New Mexico, and Oklahoma.

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

Our Common Stock is traded on the NYSE Amex LLC (“NYSE Amex”) and the Tel Aviv Stock Exchange Ltd. (“TASE”) under the symbol “XFN”. On March 17, 2011, the closing price of our Common Stock was $1.36 (NYSE Amex) / NIS 4.698 (TASE).

Our Organizational Structure

Subsequent to the year ending December 31, 2009, our board of directors made a strategic decision to concentrate on our operations in the U.S.  As a result of this decision, on January 29, 2010 we entered into an agreement with Abraham Keinan (our significant shareholder and former Director and Chairman of our Board of Directors) and AMIT K LTD. (a company which is wholly owned and controlled by Mr. Keinan) pursuant to which we agreed to sell the entire issued share capital of our UK-based wholly owned subsidiaries -  Swiftnet Limited (“Swiftnet”), Auracall Limited (“Auracall”), Equitalk.co.uk Limited (“Equitalk”), Story Telecom, Inc. (“Story”) and Story Telecom Limited (together with Swiftnet, Auracall, Equitalk, and Story, the “UK Subsidiaries”). On July 14, 2010, our shareholders approved the sale of our UK Subsidiaries. We completed the sale of our UK Subsidiaries on July 29, 2010.

Additionally, on May 14, 2010, we entered into an agreement for the sale of our majority owned Israeli subsidiary, Xfone 018 Ltd (the “Israeli Subsidiary”), to Marathon Telecom Ltd. The sale closed on August 31, 2010.

Following the sale of our UK Subsidiaries and Israeli Subsidiary we have two wholly owned subsidiaries in the United States. These subsidiaries, and their consolidated subsidiaries, are shown in the following diagram:

Xfone, Inc.
100%
100%
Xfone USA, Inc.
NTS Communications, Inc.
100%
100%
Gulf Coast Utilities, Inc.
eXpeTel Communications, Inc.
100%
100%
100%
100%
100%
100%
100%
PRIDE Network, Inc
NTS Construction Company
Garey M Wallace Company, Inc.
Midcom of Arizona, Inc.
Communications Brokers, Inc.
NTS Telephone Company, LLC
NTS Management Company, LLC

Swiftnet Limited

On October 4, 2000, we acquired Swiftnet Limited (“Swiftnet”) which had a business plan to provide a comprehensive range of telecommunication services and products, integrated through one website. Swiftnet was incorporated in 1990 under the laws of the United Kingdom and is headquartered in London, England. Until 1999, the main revenues for Swiftnet were derived from messaging and fax broadcast services. During 2000, Swiftnet shifted its business focus to voice services by offering a comprehensive range of calling services to resellers and end customers. Utilizing automation and proprietary software packages, Swiftnet’s strategy is to grow without the need for heavy investments and with lower expenses for operations and registration of new customers.

On January 29, 2010, we entered into an agreement with Abraham Keinan and AMIT K LTD. for the sale by us of the entire issued share capital of Swiftnet.  The transaction closed on July 29, 2010. See Section A under Item 13 below.

Xfone 018 Ltd.

On April 15, 2004, we established an Israel based subsidiary, Xfone Communication Ltd., which changed its name to Xfone 018 Ltd. (“Xfone 018”) in March 2005. Headquartered in Petach Tikva, Israel, Xfone 018 is a telecommunications service provider that owns and operates its own facilities-based telecommunications switching system. Xfone 018 provides residential and business customers with international carrier services and Internet access services.

On August 31, 2010, we completed the disposition of our 69% interest in Xfone 018 pursuant to a certain agreement, dated May 14, 2010 (including any amendment and supplement thereto, the “Agreement”), by and between us, Newcall Ltd. (the former 26% minority owner of Xfone 018), Margo Pharma Ltd. (the former 5% minority owner of Xfone 018), and Marathon Telecom Ltd., the buyer of Xfone 018. See Section B under Item 13 below.

WS Telecom, Inc. / Xfone USA, Inc.

On May 28, 2004, we entered into an agreement and Plan of Merger to acquire WS Telecom, Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., through the merger of WS Telecom with and into our wholly owned subsidiary Xfone USA, Inc (“Xfone USA”). On July 1, 2004, Xfone USA entered into a management agreement with WS Telecom which provided that Xfone USA provide management services to WS Telecom pending the consummation of the merger. The management agreement provided that all revenues generated from WS Telecom business operations would be assigned and transferred to Xfone USA. The term of the management agreement commenced on July 1, 2004, and continued until the consummation of the merger on March 10, 2005.

Xfone USA is an integrated telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system and network. Xfone USA provides residential and business customers with high quality local, long distance and high-speed broadband Internet services. Xfone USA utilizes integrated multi-media offerings - combining digital voice and data services over broadband technologies to deliver services to customers throughout its service areas. Xfone USA is currently licensed to provide telecommunications services in Louisiana and Mississippi.

I-55 Internet Services, Inc.

On August 18, 2005, we entered into an Agreement and Plan of Merger to acquire I-55 Internet Services, Inc. (“I-55 Internet Services”), a Louisiana corporation, through the merger of I-55 Internet Services with and into our wholly owned subsidiary Xfone USA (the “I-55 Internet Services Merger”).  The I-55 Internet Services Merger closed on March 31, 2006.

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

I-55 Telecommunications, LLC

On August 26, 2005, we entered into an Agreement and Plan of Merger to acquire I-55 Telecommunications, LLC (“I-55 Telecommunications”), a Louisiana corporation, through the merger of I-55 Telecommunications with and into our wholly owned subsidiary Xfone USA (the “I-55 Telecommunications Merger”). The I-55 Telecommunications Merger closed on March 31, 2006.

I-55 Telecommunications provided voice, data and related services throughout Louisiana and Mississippi to both individuals and businesses. Prior to the merger with and into Xfone USA, I-55 Telecommunications was a licensed facility based CLEC operating in Louisiana and Mississippi with a next generation class 5 carrier-switching platform. I-55 Telecommunications provided a complete package of local and long distance services to residential and business customers across both states.  Utilizing the I-55 network footprint, Xfone USA expanded its On-Net (facilities) service area, through I-55 Telecommunications infrastructure, into New Orleans, Louisiana and surrounding areas, including Hammond, Louisiana. Xfone USA maintains a retail sales presence in New Orleans and Hammond, Louisiana.

EBI Comm, Inc.

On January 1, 2006, Xfone USA, our wholly owned subsidiary, entered into an Agreement with EBI Comm, Inc. (“EBI”), a privately held Internet Service Provider, to purchase the assets of EBI. EBI provided a full range of Internet access options for both commercial and residential customers in north Mississippi. Based in Columbus, Mississippi, EBI’s services included Dial-up, DSL, T1 Dedicated Access and Web Hosting. The customer base, numbering approximately 1,500 Internet users at the time, is largely concentrated in the Golden Triangle area, which includes Columbus, West Point and Starkville, Mississippi. Acquired assets include the customer base and customer lists, trademarks and all related intellectual property, fixed assets and all account receivables. The transaction was closed on January 25, 2008. The acquisition was not significant from an accounting perspective.

Canufly.net, Inc.

On January 10, 2006 (effective as of January 1, 2006), Xfone USA, our wholly owned subsidiary, entered into an Asset Purchase Agreement with Canufly.net, Inc. (“Canufly.net”), an Internet Service Provider based in Vicksburg, Mississippi, and its principal shareholder, Mr. Michael Nassour. Canufly.net provided residential and business customers with high-speed Internet services and utilized the facilities-based network of Xfone USA, as an alternative to BellSouth, to provide Internet connectivity to its customers. Canufly.net also provided Internet services through a small wireless application in certain areas in Vicksburg, Mississippi. The transaction was closed on January 24, 2006. The acquisition was not significant from an accounting perspective.

Story Telecom

On May 10, 2006, we, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited, a company owned and controlled by Mr. Davison, entered into a Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, we increased our ownership interest in Story Telecom from 39.2% to 69.6% in a cash transaction. The stock purchase pursuant to the Stock Purchase Agreement was completed on May 16, 2006. The transaction contemplated by the Stock Purchase Agreement was not significant from an accounting perspective.

Story Telecom, Inc., a telecommunication service provider, operated in the United Kingdom through its two wholly owned subsidiaries, Story Telecom Limited and Story Telecom (Ireland) Limited (which was dissolved on February 23, 2007). Following the acquisition, Story Telecom operated as a division of our operations in the United Kingdom.

On March 25, 2008, we purchased from Mr. Davison and Trecastle Holdings Limited, the shares of common stock of Story Telecom, Inc. that each party owned, respectively, pursuant to the terms of a Securities Purchase Agreement entered into between the parties on that date. Upon acquisition of the shares of common stock of Story Telecom, Inc. from Mr. Davison and Trecastle Holdings, Story Telecom, Inc. became our wholly owned subsidiary.

On January 29, 2010, we entered into an agreement with Abraham Keinan and AMIT K LTD. for the sale by us of the entire issued share capital of Story Telecom, Inc. and its subsidiary Story Telecom Limited.  The transaction closed on July 29, 2010. See Section A under Item 13 below.

Equitalk.co.uk Limited

On May 25, 2006, we and the shareholders of Equitalk.co.uk Limited, a privately held telephone company based in the United Kingdom (“Equitalk”) entered into an Agreement relating to the sale and purchase of Equitalk (the “Equitalk Agreement”). The Equitalk Agreement provided for us to acquire Equitalk in a restricted Common Stock and warrant transaction. The acquisition was completed on July 3, 2006, and on that date Equitalk became our wholly owned subsidiary. Founded in December 1999, Equitalk, a VC-financed company, was the first fully automated e-telco in the United Kingdom. Equitalk provided both residential and business customers with low-cost IDA and CPS voice services, broadband and teleconferencing.

On January 29, 2010, we entered into an agreement with Abraham Keinan and AMIT K LTD. for the sale by us of the entire issued share capital of Equitalk.  The transaction closed on July 29, 2010. See Section A under Item 13 below.

Auracall Limited

On August 15, 2007, we, Swiftnet and Dan Kirschner entered into a definitive Share Purchase Agreement which was completed on the same date, pursuant to which Swiftnet purchased from Mr. Kirschner the 67.5% equity interest in Auracall Limited (“Auracall”) that he beneficially owned, thereby increasing Swiftnet’s ownership interest in Auracall from 32.5% to 100%. Swiftnet had acquired the initial 32.5% interest in Auracall through several transactions that occurred since October 16, 2001.

On January 29, 2010, we entered into an agreement with Abraham Keinan and AMIT K LTD. for the sale by us of the entire issued share capital of Auracall Limited.  The transaction closed on July 29, 2010. See Section A under Item 13 below.

NTS Communications, Inc.

On August 22, 2007, we entered into a Stock Purchase Agreement (the “NTS Purchase Agreement”) with NTS Communications, Inc. (“NTS”), a provider of integrated telecommunications solutions headquartered in Lubbock, Texas, and the owners of approximately 85% of the equity interests in NTS, to acquire NTS. Subsequently, all of the remaining shareholders of NTS executed the Agreement, bringing the total percentage of equity interests in NTS owned by NTS shareholders that entered into the Agreement (the “NTS Sellers”) to 100%.  On February 14, 2008, we entered into a First Amendment to the NTS Purchase Agreement to amend the agreement to further extend the expiration date for the closing of our acquisition of NTS.  On February 26, 2008, we entered into a Second Amendment to the NTS Purchase Agreement which amended, among other things, the definition and elements of Working Capital, as such term is defined in the NTS Purchase Agreement, and increased the escrow amount. On April 25, 2008, we entered into a Third Amendment, pursuant to which we agreed to an extension of time for the calculation and payment of the post closing working capital adjustment under the NTS Purchase Agreement.

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

NTS is an integrated telecommunications service provider that owns and operates its own fiber optic and leased facilities-based, long haul and metropolitan telecommunications networks. NTS provides business and residential customers with high quality broadband, managed data, video, local, and long distance services within its service areas.  The company also provides long distance, data, and private line services to numerous communications carriers.  NTS is currently authorized to provide service in Arizona, Colorado, Kansas, Louisiana, New Mexico, Oklahoma, and Texas.

Cybergate, Inc.

On November 26, 2008, Xfone USA, our wholly owned subsidiary, entered into a Sale and Purchase Agreement (the “Agreement”) with Cybergate, Inc. (“Cybergate”), pursuant to which Cybergate agreed to sell to Xfone USA all of Cybergate’s assets, as set forth in the agreement (the “Assets”).  Cybergate was a provider of Internet services, including Internet access, web and server hosting, data services and e-mail.  Pursuant to the Agreement Xfone USA also agreed to assume certain of the liabilities of Cybergate. The Agreement and the closing of the sale and purchase have an effective date of November 1, 2008.  The acquisition was not significant from an accounting perspective.

Our Principal Services and Their Markets

We provide through our subsidiaries the following telecommunication products / services:

Services provided by NTS Communications, Inc. and its subsidiaries

Retail Services
•
Local Services: NTS delivers local telephony service to its customers through an “on-net” UNE-L connection, including voice mail, caller ID, forwarding, 3-way calling, blocking, and PBX services.  In addition, NTS sells "off-net" total service resale lines.  NTS provides UNE-L services in Lubbock, Abilene, Amarillo, Midland, Odessa, Pampa, Plainview, and Wichita Falls, Texas.  NTS provides local services via FTTP in Lubbock Wolfforth, Levelland, and Smyer, Texas.  NTS provides resold local services throughout Texas via its resale agreement with AT&T.

•
Retail Long Distance Services: NTS offers a full range of long distance services to its customers, including competitively priced switched long distance (including intrastate, interstate, and international), toll-free service, dedicated T-1 long distance and calling cards.  The vast majority of its customers are concentrated in West Texas.  A minority of its long distance customers are in Arizona, New Mexico, Oklahoma, Kansas, and Colorado.

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

•
Fiber-Based Services (“Fiber to the Premise” or “FTTP”): As an integrated telecom provider, NTS is capable of providing quality triple play (voice, digital video & data) on one bill at competitive prices to its FTTP customers.  NTS offers a full selection of video services, including basic cable, video on demand, HDTV and DVR.  NTS is a member of the National Cable Television Cooperative and as a member obtains favorable programming rates from most major networks.  NTS provides FTTP service in Lubbock, Levelland, Smyer, and Wolfforth, Texas.

•
Customer Premise Equipment (“CPE”): NTS resells a variety of CPE and CPE related services to its customers.  Primarily, these sales involve NTS acting as an authorized dealer for Toshiba phone systems. These systems are sold to customers either on a stand-alone basis, or in conjunction with the purchase of local, long distance, and/or data services from the company. In addition NTS sells a variety of other electronics such as HD displays, surveillance equipment, paging systems, nurse call systems, routers switches and internetworking gear.

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

FTTP Network Extensions / Stimulus Fundings

Levelland/Smyer, Texas

NTS, through its wholly owned subsidiary, NTS Telephone Company, LLC, has extended its FTTP network to the nearby communities of Levelland (located approximately 30 miles west of Lubbock) and Smyer (approximately 15 miles west of Lubbock). These communities have added approximately 6,000 passings to the NTS FTTP footprint and bring total FTTP passings to approximately 21,000.  NTS Telephone Company, LLC, has received approval from the Rural Utilities Service (“RUS”) for an $11.8 million, 17-year debt financing to complete this overbuild.  The RUS loan is non-recourse to NTS and all other NTS subsidiaries and interest is charged at the average rate of U.S. government obligations (equivalent to approximately 3.60% a year at today’s rates).  Data from marketing surveys, and robust sales results indicates very strong demand for triple play (voice, data/Internet, and video) service offerings and we are projecting ultimate total market penetration of 69%.  NTS’ initial capital investment in the project was a $2.5 million equity contribution. NTS provisions voice, data, and video services for NTS Telephone Company and also provides billing, sales and marketing, back and front offices services to this subsidiary.  NTS receives a management fee from NTS Telephone Company equal to 15% of its revenues. NTS began marketing its triple-play service to limited areas of Levelland in 2009 and construction was completed on April 8, 2010. NTS will continue to work diligently to secure sales and complete installations in pursuit of its take rate goals.

Texas South Plains; Burkburnett and Iowa Park, Texas; St. Helena, Washington, and Tangipahoa Parishes in Southern Louisiana

In March 2010, we were notified that the applications of our wholly owned subsidiary, PRIDE Network, Inc. (“PRIDE Network”), for RUS funding from the U.S. Department of Agriculture under the Broadband Initiative Program for the FTTP build out of PRIDE Network’s projects in Texas, have been approved.  PRIDE Network was selected to receive approximately $63.7 million in RUS funding for these projects, which will be split between loans of approximately $35.53 million and grants of approximately $28.14 million.

In September 2010, we were notified that another application of PRIDE Network for additional funding under the Broadband Initiative Program for the FTTP build out of its project in Louisiana has been approved. PRIDE Network was selected to receive approximately $36.2 million in additional RUS funding which will be split between a loan of approximately $18.46 million and a grant of approximately $17.74 million.

These awards are a significant milestone in our strategy to grow the FTTP business.  These fundings will enable us to expand the rollout of our state-of-the-art FTTP infrastructure to bring broadband services to the Texas south plains, to the communities of Burkburnett and Iowa Park, Texas, and to St. Helena, Washington, and Tangipahoa Parishes in Southern Louisiana. Additionally, these fundings will help stimulate the economic growth of these communities by creating hundreds of new jobs associated with the network build out.

When completed, the PRIDE Network is expected to add 30,000 FTTP passings to the NTS network bringing company-wide FTTP passings to over 50,000.

The fundings are contingent upon PRIDE Network meeting the terms of the loans, grants or loans/grants agreement.

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

•
Customer Premise Equipment (“CPE”): Xfone USA also resells a variety of CPE and CPE related services to its customers.  Primarily, these sales involve acting with NTS Communications as an authorized dealer for Toshiba phone systems. These systems are sold to customers either on a stand-alone basis, or in conjunction with the purchase of local, long distance, and/or data services from the company. In addition, the company sells a variety of other electronics such as HD displays, surveillance equipment, paging systems, nurse call systems, routers switches and internetworking gear.

Xfone USA owns and operates its own facilities-based telecommunications carrier class-switching platform.

Our Distribution and Marketing Methods

We use the following distribution methods to market our services:

•
We use full time, Account Executives “AE’s” to sell into Small, Mid-Market & Enterprise business customers in our fiber & legacy CLEC markets. Additionally, a subset of AE’s working within our PRIDE FTTU markets focus on selling directly to consumers. All AE’s carry quota’s which vary based on their responsibilities, titles and type of market assigned to them. AE’s receive a base salary paid bi-monthly in addition to any commissions that may have been earned under the specific compensation plan that AE falls under;

•
 We actively pursue opportunities with other Carriers; ILEC’s, CLEC’s, ITSP’s, MSO’s and Agents who purchase wholesale Origination & Termination, Point to Point Circuits, Carrier Metro Ethernet, Long Haul, Dedicated Internet Access, Dark Fiber, Interconnect CPE & Internetworking equipment such as routers & switches  directly from us and then resell these wholesale services & products at a mark-up to end-users under their own brand. This is strictly a “white labeled” offering and these entities generate their own invoices from call detail records CDR’s that we provide them. We call this division “National Accounts” and also refer to it as “Carrier Wholesale”. Our National Account Managers are specialist and typically have over 20 years of experience;

•
 We utilize traditional Agents & VAR’s that sell our services directly to end-users at our established prices; these agents receive an ongoing residual commission of approximately 5%-12% of the total monthly recurring charges “MRC’s” based on their individual contracts on collected revenues less any bad debt;

•
We have used and in the future may engage third party direct sales organizations (telesales and door-to-door) to register new customers when internal human capital is not available or when we want to target a specific service area aggressively for a period of time for the purpose of increase market share or a sales blitz around a new product offering;

•	We cooperate with major companies and worker’s councils;
•	We have retail and wholesale sales offices; employees at these sales offices receive annual salaries and commissions;
•
 We deploy direct marketing resources including but not limited to: Internet/Social Networking, Advertising through newspaper, radio, television, outdoor boards, digital signage, direct mail campaigns, door hangers, community events and sponsorships, chambers affinity groups and alumni associations;

•	We attend telecommunications trade shows to network and to promote our products and services; and
•	We utilize the Internet as an additional distribution channel for our services.

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

•	Customer Service Division - We operate a live customer service center that operates 24 hours a day, 7 days a week.
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

Geographic Markets

Our primary geographic markets are Texas, Mississippi and Louisiana, United States. However, we also serve customers in Arizona, Colorado, Kansas, New Mexico, and Oklahoma.

Competitive Business Conditions

NTS operates in a highly competitive environment which is generally characterized by the dominance of the Incumbent Local Exchange Carrier (ILEC).  With respect to its primary Texas markets, the dominant ILEC is either AT&T (formerly Southwestern Bell Telephone Company) or Windstream Communications.  NTS also competes with the Incumbent Cable TV Provider (ICTVP) in markets where that carrier provides voice, data and/or video services.  In its core Texas markets, the ICTVP is SuddenLink Communications, CoBridge Communications, Time Warner Communications, or other smaller operators.  Within these same core markets, NTS also competes with a variety of widely dispersed smaller Competitive Local Exchange Carriers (CLEC).  With respect to its data and long distance products, the company competes with various national and regional players including AT&T, Verizon, Suddenlink, Qwest, Level 3 and others.

Xfone USA also operates in highly competitive markets in Mississippi and Louisiana. In these markets Xfone USA competes against the dominate ILEC, AT&T (formerly BellSouth Telecommunications), as well as many smaller CLECs.

Principal Suppliers

In fiscal year 2010, our principal supplier of telephone routing and switching services constituted 58.9% of our costs of revenues.

We are dependent on several of our suppliers, including those that provide significant hardware and software products and support. However, these suppliers are required to provide us with services in accordance with the relevant regulations and their licenses to operate as a telecommunications provider in the relevant jurisdictions.

Major Customers

We have four major types of customers:

•	Residential - Pre-subscribed customers, including for local, long distance, internet and cable television services.
•	Commercial - We serve small to complex business customers within our service areas.
•	Governmental agencies - We provide various governmental entities a broad range of servcies, including local, long distance, internet, managed data, and private line services.
•
Resellers & Wholesale - We provide resellers and other carriers with various switched and non-switched voice and data services on a wholesale basis.  We also provide long haul transport, metro access, and switched termination services to a variety of communications companies throughout the United States.

We are not dependant upon any major customer. However, our revenues are dependent upon certain factors, including: price competition; access provided to our services by other telecom companies and the prices for that access; demand for our services; economic conditions in our markets; and our ability to market our services.

Patents and Trademarks

On January 9, 2004, we received notification from the Trademarks Registry Office of Great Britain that as of August 8, 2003, our trademark, “XFONE”, was registered by that government agency.

The Mark “XFONE” was registered by the United States Patent and Trademark Office (the “USPTO”) on July 15, 2008.

The Mark, “NTS Communications” related to the provision of telephone telecommunications services in the United States, was registered by the USPTO on September 4, 1984, and has been renewed through the year 2014.

The Mark, “NTS Communications (with design)” related to the provision of telephone communications services in the United States, was registered by the USPTO on October 12, 1993, and has been renewed through the year 2013.

The Mark, “NTS-ONLINE (with design)” related to the provision of web hosting, on-line message boards and information, was registered by the USPTO on August 15, 2000, and has been renewed through the year 2020.

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

Regulatory Matters

We provide our services in certain States, each of which may have different regulations, standards and controls related to licensing, telecommunications, import/export, currency and trade. We believe that we are in substantial compliance with these laws and regulations.

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

On February 14, 2008, Xfone, Inc. and NTS received domestic and international Section 214 authorization from the United States Federal Communications Commission to transfer control of NTS to Xfone, Inc.

NTS has certain domestic and international Section 214 authority, which authorizes NTS to provide long distance service in the United States.

NTS is registered re-seller of long-distance services in the states of Arizona, Colorado, Kansas, New Mexico, Oklahoma and Texas.  NTS is also registered to provide local services in New Mexico and Texas.  Further, in Texas, NTS has the authority to provide local telecommunications services throughout the state of Texas, and has authorization to provide video services in designated areas within Lubbock, Wolfforth, Smyer and Levelland. In addition, NTS has entered into 9-1-1 Emergency Service Agreements with the applicable 9-1-1 entities in the markets it serves.

NTS also has authority to provide video services in certain communities in the following Parishes in the state of Louisiana: Livingston, St. Helena, St. Tammany, Tangipahoa, and Washington.

On May 19, 2008 a petition was filed with the Federal Communications Commission (In the Matter of NTS Communications, Inc., Petition for Extension of Waiver of Section 76.1204(a)(1) of the Commission’s Rules, CS Docket No. 97-80). This Petition seeks a two-year extension of the relief previously granted from Commission Rules banning the use of integrated set-top boxes by cable service providers.  The original waiver, granted on July 23, 2007, expired on July 1, 2008. The May 19, 2008 petition is currently pending.

On June 27, 2008, a petition was filed with the Federal Communications Commission (In the Matter of Xfone USA, Inc., Petition for Waiver of Sections 54.307(c) and 54.802(a) of the Commission’s Rules, CS Docket No. 96-45). This Petition seeks relief from the failure to timely file reports necessary to receive FUSF reimbursement for the provision of telecommunications service in high cost areas of Mississippi. On April 21, 2009, the FCC entered an order that granted Xfone USA’s request for waiver of the December 30, 2007 and December 31, 2007, line count filing deadlines but denied waiver of the March 30, 2008 and March 31, 2008, line count deadlines.  Xfone USA did not seek reconsideration of the order.  Xfone USA received payment for the December 2007 filings in July 2009.

Effect of Probable Governmental Regulations

As an ETC (Eligible Telecommunications Carrier), there are numerous actions proposed at both the state and federal level which could limit NTS and Xfone USA’s future access to reimbursement from various Universal Service Funds (“USF”).  NTS currently only receives minimal reimbursement from USF for its provision of Lifeline and LinkUp services While Xfone USA received significant support for services provided in high cost areas of Mississippi.  These measures could limit NTS and Xfone USA’s ability to obtain reimbursement for services provided in high cost areas.  In areas where it has not deployed its own last mile facilities, NTS and Xfone USA continue to rely on AT&T for access to high cap interoffice and last mile copper loop facilities.  AT&T’s obligation to provide these facilities is created by the Federal Telecommunications Act of 1996 and corresponding regulations of the FCC and memorialized in interconnection agreements between NTS and Xfone USA and Incumbent Local Exchange Carriers.  Should laws or regulations be changed to limit and or eliminate competitive access to these essential facilities, our business could be adversely affected.  The FCC has recently issued Notice of Proposed Rulemaking announcing its plans to reform USF and Intercarrier Compensation (ICC).  Among the issues to be addressed in the ICC reform is the treatment of VoIP traffic, namely the compensation due, if any, to terminating carriers for VoIP originated calls.  Resolution of this issue will clarify legal and regulatory uncertainty about the treatment of these calls and could have the effect of opening the door to new markets for our wholesale switched services.

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

Employees

We currently have 291 employees in the United States and 3 employees in Israel.

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

Our principal executive offices are located at 5307 W. Loop 289, Lubbock, Texas 79414, USA.

In the U.S

Real Property Owned by NTS and subsidiaries

Our video headend and operations center is located at 8902 Alcove Avenue, Wolfforth, Texas 79382.  This is a single story 3,500 sq. ft. building built in 2004.  The building is used for equipment storage warehouse, office space, and the video and data headend.  A satellite farm is located adjacent to the building.  The building sits on two fenced acres within a ten acre lot.

Our retail and Toshiba sales offices, is located in the Metro Tower, which is a 20-story building located at 1220 Broadway, Lubbock, Texas 79401. The building also houses local switching, local provisioning and outside technicians. Each floor of the building measures approximately 5,000 sq. ft. We lease office space in the building to various businesses including many technology and telecommunications companies.  We also lease roof space to companies to house communications antennas.

We own two buildings at 615 N. Price Road, Pampa, Texas 79065. One single story building is used as office space for sales and technicians.  The first building measures an estimated 3,552 sq. ft. The second building is a single story 9 bay garage with a small shop area and is used for equipment storage.  The second building measures an estimated 3,000 sq. ft.

We own a building at 400 S. Columbia, Plainview, Texas 79072.  The single story building measures an estimated 1,000 sq. ft. and is used as office space for sales and technicians.

We own a 7,700 sq. ft. single story building at 601 College Avenue, Levelland, Texas, 79336.  The building houses our operations in Levelland.

Real Property Leased through NTS and subsidiaries

•
Our corporate offices, Network Control Center, Customer Care, and Internet help desk are located at 5307 W. Loop 289, Lubbock, TX, measuring 45,072 sq. ft. on three floors with annual triple net base rent of $518,328.  The lease expires July 31, 2013 and contains three options for five year renewal terms. We believe the building has sufficient space for our operations.

•	Local sales offices located at 801 S. Fillmore, Suite 130, Amarillo, TX, measuring 3,958 sq. ft. with annual rent of $45,516. The lease expires on November 30, 2015 and has no renewal option.

•
Point of Presence (“POP”) site and fiber node located at 201 E Main, Ste. 104, El Paso Texas, measuring 950 sq. ft. (including 850 linear feet of conduit) with annual rent of $54,070.  The lease expires on March 31, 2015 and contains no option to renew.

•
Local sales office located at 450E 10 Desta Drive Midland, TX, measuring 2,981 sq. ft. with annual rent of $27,574. The lease expires on February 28, 2011 and contains one option for a two year renewal term.

•
POP, switch site and fiber node located at 500 Chestnut, Suite 936, Abilene, TX, measuring 4,763 sq. ft. (including roof space for one (1) GPS antenna) with annual rent of $49,896.  The lease expires on December 31, 2013 and contains two options for three year renewal terms.

•
Local sales office located at 400 Pine Street, Suite 980, Abilene, TX measuring 2,205 sq. ft. with annual rent of $28,872. The lease will expire in August 2011, with an option to renew for one additional year.

•	POP located at 201 Robert S. Kerr, Suite 1070, Oklahoma City, OK, measuring 4,092 sq. ft. with annual rent of $16,926. The lease expires on April 30, 2011.

•	Equipment room located at 8212 Ithaca, Room W-12, Lubbock, TX, of approximately 16 sq. ft. of wall space with annual rent of $480. The lease is on a month-to-month term.

•
Local sales and technician offices located at 4214 Kell, Suite 104 Wichita Falls, TX, measuring 2,400 sq. ft. with annual rent of $39,600. The lease expires in August 2011 and has options to renew for two additional 36 month terms.

•	POP site located at United Center, 1049 N. 3rd, Abilene, TX, measuring approximately 300 sq. ft. with annual rent of $6,600. The lease is on a month-to-month term.

•	POP, switch site, and fiber node located at Petroleum Building, 203 W. 8th Street Suite 102, Amarillo, TX, measuring 3,056 sq. ft. with annual rent of $36,672. The lease is on a month-to-month term.

•
POP, switch site, and fiber node located at 710 Lamar Street, Suite 10-25, Wichita Falls, TX, measuring approximately 890 sq. ft. plus 200 sq. ft. to house a gas generator at 714 Travis, 6th Floor, Wichita Falls. Annual rent for both spaces totals $12,833.40.  The lease expires April 30, 2015 and has one option for a five year renewal term.

•
POP and switch site located at 4316 Bryan, Dallas, TX, measuring 3,816 sq. ft. with annual base rent of $196,860.  The lease expires on October 31, 2012 and has two options for renewal terms of three years.

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

•
Sales office located at 3636 S. I-10 Service Road, Suite 214, Metairie, Louisiana. The premises measures 2,022 sq. ft. The lease will expire on September 30, 2011, with one option to renew for an additional three-year term. The monthly base rent is $2,907.

•	Baton Rouge Sales Office and sales support is located at 3636 South Sherwood Forest Boulevard, measuring 2,100 sq. ft. The lease is on a month-to-month term. The yearly lease payments are $28,644.

•
Housing of communication equipment is located at 408 West Thomas Street, Hammond, Louisiana, measuring 2,500 sq. ft.  The term of the lease is August 1, 2008 through July 31, 2013, and the payments are $4,400 per month.

•	We lease a fiber riser at 1515 Poydras in New Orleans, LA for $1,000 per month. The term of the lease is month-to-month.

•	We lease a fiber riser at 650 Poydras in New Orleans, Louisiana for $730.00 per month. The lease expires on September 30, 2013.

•	We hold 21 collocations facilities in Texas through NTS, and 8 collocations facilities in Mississippi and 6 collocations facilities in Louisiana through Xfone USA.

Easements and Private Rights of Way through NTS and subsidiaries

•	Perpetual Construction and Utility Easement from Benny Judah for facility hut at 10508 Topeka, Lubbock, Texas, 79424.

•	Perpetual Construction and Utility Easement from CDC-Lubbock, LLC, for a manhole at 10th & T in Lubbock, Texas.

•	Perpetual Facilities Easement from Stellar Land Company, Ltd., for a facilities cabinet in the Vintage Township Addition to the City of Lubbock, Texas.

•	Perpetual Underground Utility Easement from Stellar Land Company, Ltd., for underground facilities in the Vintage Township Addition to the City of Lubbock.

•	Right of Way Use Permit: City of Midland, Texas, Right of Way Use Permit for S. Marienfeld Street and W. Missouri Avenue.

In Israel

Our Israeli office is located at 11 Rabbi Akiva Street, Modi'in Illit, Israel, measuring 516 sq. ft. The monthly rent (including municipal rate) is NIS 2,230 (approximately $615). The lease expires June 3, 2012 and has one option for a two years renewal term.

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

ITEM 3.   LEGAL PROCEEDINGS

FCC Enforcement Bureau (EB-06-IH-0904)

On March 6, 2006, the FCC’s Enforcement Bureau initiated an investigation into Telephone Electronic Company’s (“TEC”) compliance with FCC Rules for compensation of payphone service providers. The Enforcement Bureau issued requests for production to TEC, its affiliates and subsidiaries. TEC was a majority shareholder of NTS Communications, Inc. (“NTS”) at the time of this investigation which was prior to our acquisition of NTS in February 2008. On April 26, 2006, NTS filed its response to the request for production. The FCC has the authority to issue fines for violations of its regulations.  NTS believes it was in compliance and will not incur any fine. In February 2011, we were informally advised by the FCC staff that the FCC does not currently anticipate taking any action against NTS. However, there can be no assurance that the FCC will not make a determination to take action against NTS in the future.

Eliezer Tzur et al. vs. 012 Telecom Ltd. et al.

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), our former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to us (collectively with Xfone 018, the “Defendants”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by consumers to the Defendants’ respective technical support numbers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15.34). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,113,271) which reflects the Petitioners’ estimation of damages caused to all consumers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its registered customers of international calling services (the “Services”) who called its telephone service center from December 15, 2004 until December 31, 2009, due to a problem in the Services, and were charged for such calls (the “Compensation”). The Compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one-time special reward in the amount of NIS 10,000 (approximately $2,817) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $11,271) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court. A court hearing with respect to the Class Action Request has been scheduled for April 17, 2011. At this hearing, the Israeli Court will consider Xfone 018 and Mr. Sharvit's request to approve the Settlement Agreement.

On May 14, 2010, we entered into an agreement (including any amendment and supplement thereto, the “Agreement”) with Marathon Telecom Ltd. for the sale of our majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, we are fully and exclusively liable for any and all amounts, payments or expenses which will be incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Agreement provides that we shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, we shall bear only the cost of such services). Section 10 of the Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with us and with mutual assistance. It is agreed between us and Xfone 018 that subject to and upon the approval of the Settlement Agreement by the Israeli Court, we shall bear and/or pay: (i) the costs of the Compensation; (ii) the Reward; (iii) the Attorneys Fee; (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $21,133); and (v) a lump sum of NIS 20,000 (approximately $5,635) plus VAT for Xfone 018's expenses in connection with the implementation of the Settlement Agreement.

In the event the Settlement Agreement is not approved by the Israeli Court, Xfone 018 shall vigorously defend the Class Action Request.

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

On March 17, 2011, the closing price of our Common Stock was $1.36 (NYSE Amex) / NIS 4.698 (TASE).

Below is the market information pertaining to the range of the high and low closing price of our Common Stock for each quarter in 2010 and 2009. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	Low	High
2010
Fourth Quarter	$1.08	$1.49
Third Quarter	$1.04	$1.30
Second Quarter	$0.99	$1.49
First Quarter	$0.60	$1.85

2009
Fourth Quarter	$0.66	$0.99
Third Quarter	$0.79	$1.08
Second Quarter	$0.50	$1.12
First Quarter	$0.47	$0.81

The source of the above information is http://www.nysenet.com.

Holders

On March 17, 2011, there were 277 holders of record of our Common Stock.

Dividends

We have not declared or paid cash dividends on our common stock in the last several years.  We currently intend to retain future earnings, if any, to operate and expand our business, and we do not anticipate paying cash dividends on our common stock in the foreseeable future.  Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors.

Securities Authorized For Issuance under Equity Compensation Plans

Equity Compensation Plan Information
as of December 31, 2010

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan
	(a)	(b)	(c)
Compensation plans approved by security holders(1) (2) (3)	11,470,368	$2.54	7,743,095
Compensation plans not approved by security holders	-	-	-
Total	11,470,368	$2.54	7,743,095

(1) Represents the number of shares issuable under the Company’s 2004 Stock Option Plan (the “2004 Plan”) and 2007 Stock Incentive Plan (the “2007 Plan”).

(2) On November 24, 2004, our board of directors approved and adopted the principal items forming our 2004 Plan. On November 1, 2005, the 2004 Plan was approved by our board of directors, and on March 13, 2006 by our shareholders, at a Special Meeting. Under the 2004 Plan, the Plan Administrator is authorized to grant options to acquire up to a total of 5,500,000 shares of our Common Stock underlying such options. The purpose of the 2004 Plan is to retain the services of valued key employees and consultants of the Company and such other persons as the Plan Administrator (as defined in the 2004 Plan) shall select, and to encourage such persons to acquire a greater proprietary interest in the Company, thereby strengthening their incentive to achieve the objectives of the shareholders of the Company, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants and other persons selected by the Plan Administrator.

(3) On October 28, 2007, our Board of Directors adopted and approved the 2007 Plan which is designated for the benefit of employees, directors and consultants of the Company and its affiliates. On December 17, 2007, our shareholders approved this plan at the Annual Meeting of stockholders. The 2007 Plan authorizes the issuance of awards for up to a total of 8,000,000 shares of our Common Stock underlying such awards. The purpose of the 2007 Plan is to promote the best interests of the Company, and its shareholders by (i) assisting the Company and its affiliates in the recruitment and/or retention of persons with ability and initiative, (ii) providing an incentive to such persons to contribute to the growth and success of the Company’s businesses by affording such persons equity participation in the Company, and (iii) associating the interests of such persons with those of the Company and its affiliates and shareholders.

Recent Grants under our 2007 Plan

On February 15, 2010, we granted the following options to directors, officers and employees under our 2007 Plan:

Guy Nissenson, our President, Chief Executive Officer and director was granted options to purchase 1,500,000 shares of our common stock, fully vested, exercisable at $1.10 per share and expiring five years from the date of grant.

Niv Krikov, our Treasurer, Chief Financial Officer and director was granted options to purchase 400,000 shares of our common stock, exercisable at $1.10 per share and expiring seven years from the grant date. The options vested as to 25% of the underlying shares 12 months from the date of grant. The remaining 75% of the options shall vest in equal quarterly installments after 15 months from the date of grant. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest.

The grant of these options was recommended by our Compensation Committee and approved by our Board of Directors.

An aggregate of 1,372,500 options to purchase shares of our common stock were granted to other employees of the Company and its subsidiaries. Each such option is exercisable at $1.10 per share and expiring seven years from the date of grant. Of these options, 85,000 options were fully vested on the date of grant. The remaining 1,287,500 options vested as to 25% of the underlying shares 12 months from the date of grant, with the remaining 75% of the options vesting in equal quarterly installments after 15 months from the date of grant. Additionally, 125,000 of the options will immediately and fully vest in the event of a change in control of the Company. On March 22, 2010, 69,500 of these options were exercised.

On September 20, 2010, we granted the following options to directors and employees under our 2007 Plan:

Each of Messrs Itzhak Almog, Shemer S. Schwarz, Israel Singer and Arie Rosenfeld, members of our Board of Directors, was granted options to purchase 90,000 shares of our common stock, on the following terms: exercise price - $1.22, vesting date - 10,000 options per month until all options are vested after 9 months from date of grant, expiration date - 5 years from the grant date.

The grant of these options was recommended by our Compensation Committee and approved by our Board of Directors.

An aggregate of 135,000 options to purchase shares of our common stock were granted to other employees of the Company and its subsidiaries. Each such option is exercisable at $1.22 per share and expiring seven years from the date of grant. Thee options vested as to 25% of the underlying shares 12 months from the date of grant, with the remaining 75% of the options vesting in equal quarterly installments after 15 months from the date of grant.

Recent Sales of Unregistered Securities

On March 23, 2010, we entered into a Securities Purchase Agreement (the “Burlingame Purchase Agreement”) with an existing shareholder, Burlingame Equity Investors, LP (“Burlingame”), pursuant to which Burlingame agreed to purchase from us and we agreed to sell and issue to Burlingame 2,173,913 shares of our Common Stock at a purchase price of $1.15 per share, for an aggregate purchase price of $2,500,000; and a warrant to purchase 950,000 shares of our Common Stock, which shall be exercisable at a price of $2.00 per share for a period of 5 years. The Burlingame Purchase Agreement is further described in Section F of Item 13 below.

On March 23, 2010, we entered into a Subscription Agreement (the “Gagnon Subscription Agreement”) with certain investors affiliated with Gagnon Securities LLC, an existing shareholder (collectively, “Gagnon”), pursuant to which Gagnon agreed to purchase from us and we agreed to sell and issue to Gagnon 500,000 shares of our Common Stock at a purchase price of $1.15 per share, for an aggregate purchase price of $575,000. The Gagnon Subscription Agreement is further described in Section G of Item 13 below.

Issuances Subsequent to Fiscal 2010

None.

Private Placements Subsequent to Fiscal 2010

None.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of  Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in Xfone, Inc.'s (referred to herein as the "Company", or "Xfone", "we", "our", "ours" and "us") revenues and profitability, (ii) prospective business opportunities and (iii) our strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

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

US Dollars are denoted herein by “USD”, New Israeli Shekels are denoted herein by “NIS”, and the Pound Sterling is denoted herein by “GBP”.

OVERVIEW

Xfone, Inc. was incorporated in Nevada, U.S.A. in September 2000. We are a holding and managing company providing, through our subsidiaries, integrated communications services which include voice, video and data over our Fiber-To-The-Premise (FTTP) and other networks. We currently have operations in Texas, Mississippi and Louisiana.

Our principal executive offices are located in Lubbock, Texas.

Divestitures

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

Discontinued operations in the UK. On January 29, 2010, we entered into an agreement (the “Agreement”) with Abraham Keinan, a significant shareholder and then Chairman of the Board of Xfone, Inc. (“Keinan”), and AMIT K LTD, a company registered in England & Wales which is wholly owned and controlled by Keinan (“Buyer”), for the sale of Swiftnet Limited (“Swiftnet”), Auracall Limited (“Auracall”), Equitalk.co.uk Limited (“Equitalk”) and Story Telecom, Inc. and its wholly owned U.K. subsidiary, Story Telecom Limited (collectively, “Story Telecom”) (collectively, the “UK Subsidiaries”), which we owned (the “Transaction”). Pursuant to the Agreement, the consideration paid by Buyer and/or Keinan to us would be comprised of the following components:

1.
A release of us from the repayment of the loan from Iddo Keinan, the son of Mr. Keinan and an employee of Swiftnet, dated December 10, 2009, pursuant to which Iddo Keinan extended to Swiftnet a loan of £860,044 ($1,344,073);

2.	A redemption of the credit facility which the Company had obtained from Bank Leumi (UK) Plc. for of £150,000 ($234,420), thereby releasing us from our obligation to Bank Leumi (UK) Plc.;
3.
An annual earn-out payment over the following years beginning on the consummation of the Transaction. The aggregate Earn-Out Payments shall be equal to but shall not exceed $1,858,325 in the aggregate; and

4.	Cancellation of intercompany balances between us and the UK Subsidiaries amounting to $1,009,037.

On July 29, 2010 we completed the disposition of the UK Subsidiaries.

As a result of the Agreement to sell the UK Subsidiaries, the assets and liabilities related to the UK Subsidiaries have been classified as “held for sale” in our financial statements in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC 360 requires an asset group that is held for sale to be recorded at the lower of its carrying amount or fair value less costs to sell. As a result of classifying our UK subsidiaries as discontinued operations, we recorded a goodwill impairment of $800,000 during 2010.

The net loss on the sale of the UK Subsidiaries was calculated as follows:

Proceeds
Release from the repayment of a loan	$1,344,073
Release from a repayment of credit line	234,420
Release from retirement and employment termination liabilities	937,677
Aggregate future Earn-Out receivables (*)	1,444,494
Transaction costs	(55,495)

Net proceeds	3,905,169

Net book value of the UK Subsidiaries:
Cash	494,060
Account receivables	718,214
Other current assets	2,272,316
Fixed assets, net	879,989
Trade payable	(1,539,926)
Other current liabilities	(1,894,363)
Other long-term liability	(166,824)
Goodwill and other intangible assets	4,942,739
Realization of cumulative translation adjustment	905,279

Net assets	6,611,484

Loss before taxes	(2,706,315)

Tax benefits	442,032

Net loss on the sale of the UK Subsidiaries (**)	$(2,264,283)

 (*) Earn-Out receivables were recorded at a discounted value.
(**) Net loss on the sale of the UK Subsidiaries includes a loss of $905,279 from changes in translation of assets and liabilities of the UK Subsidiaries from GBP to USD. This amount was included in the Company's shareholders' equity.

The results of the discontinued operations in the U.K. are as follows:

	Year ended
	December 31,
	2010 (*)	2009

Revenues	$7,125,187	$15,323,807
Cost of revenues	2,629,875	7,226,018

Gross profit	4,495,312	8,097,789

Operating expenses:
Marketing and selling	2,661,304	4,635,012
General and administrative	2,492,330	2,226,567
Impairment of goodwill	800,000	-
Total operating expenses	5,953,634	6,861,579

Operating profit (loss)	(1,458,322)	1,236,210

Financing expenses, net	(76,297)	(82,310)

Income (loss) before taxes	(1,534,619)	1,153,900

Income tax benefit (expense)	(4,662)	77,011

Net income (loss) from discontinued operation in the United Kingdom	$(1,539,281)	$1,230,911

(*) Includes the results of the UK Subsidiaries from January 1, 2010 until the closing date of the Transaction on July 29, 2010.
(**) Intercompany revenues, for services provided by the discontinued operations in the UK to the discontinued operation in Israel, of $843,522 and $1,869,279 for the period ended July 29, 2010 and the year ended December 31, 2009, respectively, are attributed to the discontinued operations in the UK. The associated costs of these revenues are also attributed to the discontinued operations in the UK.

Discontinued operations in Israel. On August 31, 2010 (the “Closing Date”), we completed the disposition (the “Transaction”) of our 69% interest in Xfone 018 Ltd. (“Xfone 018”) pursuant to an agreement, dated May 14, 2010 (including any amendment and supplement thereto, the “Agreement”), by and between us, Newcall Ltd. (the former 26% minority owner of Xfone 018) (“Newcall”), Margo Pharma Ltd. (the former 5% minority owner of Xfone 018), and Marathon Telecom Ltd., the buyer of Xfone 018 (“Marathon Telecom”).

The original gross purchase price to be paid by Marathon Telecom under the Agreement was $7,850,000. On the Closing Date, the parties agreed to reduce the gross purchase price to $7,802,000 and deposited with a trustee (the “Trustee”) an amount equal to 15% of the reduced gross purchase price (the “Deposit”), such Deposit is to act as collateral for the indemnification of Marathon Telecom pursuant to the provisions of Section 17 of the Agreement. Unless Marathon Telecom provides the Trustee with indemnification notice, the Deposit is to be disbursed by the Trustee in three equal parts, the first at the end of eight months, the second at the end of sixteen months and the third at the end of twenty four months following the Closing Date.

In connection with the consummation of the Transaction, Xfone 018 repaid all outstanding debts owed to its bank, to us and to Newcall, and we received 69% of the net proceeds from the sale. The gross proceeds to the Company were approximately $4,900,000, subject to disbursement of the Deposit by the Trustee according to the schedule set forth above.

In connection with the Transaction, on September 13, 2010 we paid $118,985 as finder's fee to Mr. Ilan Shoshani, the owner of Newcall.

As a result of the agreement to sell Xfone 018, the assets and liabilities related to Xfone 018 have been classified as “held for sale” in our financial statements in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC 360 requires an asset group that is held for sale to be recorded at the lower of its carrying amount or fair value less costs to sell.

The net profit on the sale of Xfone 018 was calculated as follows:

Gross proceeds:
Cash (less Transaction costs)	$5,560,567
Cash held in escrow	1,695,817
Allocation of proceeds to Minority Partners	(2,308,285)

Net proceeds	4,948,099

Net book value of Xfone 018:
Cash	433,314
Account receivables	1,690,699
Other current assets	206,735
Fixed assets, net	1,446,789
Other non-current assets	276,814
Short-term bank credit and current maturities of notes payable	(466,864)
Trade payable	(1,667,384)
Other current liabilities	(149,019)
Notes payable, net of current maturities	(349,177)
Other long-term liability	(125,218)
Minority interest	(372,451)
Realization of cumulative translation adjustment	100,172

Net assets	1,024,410

Profit before capital gain taxes	3,923,689

Tax expense	2,538,179

Net profit on the sale of Xfone 018	$1,385,510

The results of discontinued operations in Israel are as follows:

	Year ended
	December 31,
	2010 (*)	2009

Revenues	$6,477,810	$8,296,047
Cost of revenues	3,799,730	4,423,727

Gross profit	2,678,080	3,872,320

Operating expenses:
Marketing and selling	610,465	1,289,040
General and administrative	1,312,228	1,683,520
Non-recurring loss	-	506,176
Total operating expenses	1,922,693	3,478,736

Operating profit (loss)	755,387	393,584

Financing expenses, net	(129,508)	(295,215)

Income (loss) before taxes	625,879	98,369

Income tax expense	(184,633)	(31,214)

Net income (loss)	441,246	67,155

Income (loss) attributed to non-controlling interest	(136,786)	(20,870)

Net income (loss) from discontinued operation in the Israel	$304,460	$46,285

(*) Includes the results of Xfone 018 from July 1, 2010 until the closing date of the Transaction on August 31, 2010.

(**) Intercompany revenues, for services provided by the discontinued operation in Israel to the discontinued operation in the UK, of $74,285 and $63,572 for the period ended August 31, 2010 and the year ended December 31, 2009, respectively, are attributed to the discontinued operations in Israel. The associated costs of these revenues are also attributed to the discontinued operations in Israel.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010

NTS Communications, Inc.

Our Texas based subsidiary, NTS Communications, Inc. (“NTS”), is an integrated telecommunications service provider that owns and operates its own fiber optic and leased facilities-based, long haul and metropolitan telecommunications networks. NTS provides business and residential customers with high quality broadband, managed data, video, local, and long distance services within its service areas.  NTS also provides long distance, data, and private line services to numerous communications carriers.  NTS is currently authorized to provide service in Arizona, Colorado, Kansas, Louisiana, New Mexico, Oklahoma, and Texas. NTS operates the largest “non-ILEC” telecommunications network in West Texas.

NTS operates in a highly competitive environment which is generally characterized by the dominance of the Incumbent Local Exchange Carrier (ILEC).  With respect to its primary Texas markets, the dominant ILEC is either AT&T (formerly Southwestern Bell Telephone Company) or Windstream Communications.  NTS also competes with the Incumbent Cable TV Provider (ICTVP) in markets where that carrier provides voice, data and/or video services.  In its core Texas markets, the ICTVP is SuddenLink Communications, CoBridge Communications, Time Warner Communications, or other smaller operators.  Within these same core markets, NTS also competes with a variety of widely dispersed smaller Competitive Local Exchange Carriers (CLEC).  With respect to its data and long distance products, the company competes with various national and regional players including AT&T, Verizon, Suddenlink Qwest, Level 3 and others.

Levelland/Smyer, Texas

NTS, through its wholly owned subsidiary, NTS Telephone Company, LLC,  has extended its FTTP network to the nearby communities of Levelland (located approximately 30 miles west of Lubbock) and Smyer (approximately 15 miles west of Lubbock). These communities have added approximately 6,000 passings to the NTS FTTP footprint and bring total FTTP passings to approximately 21,000.  NTS Telephone Company, LLC, has received approval from the Rural Utilities Service (“RUS”) for an $11.8 million, 17-year debt financing to complete this overbuild.  The RUS loan is non-recourse to NTS and all other NTS subsidiaries and interest is charged at the average rate of U.S. government obligations (equivalent to approximately 3.60% a year at today’s rates).  Data from marketing surveys, and robust sales results indicates very strong demand for triple play (voice, data/Internet, and video) service offerings and we are projecting ultimate total market penetration of 69%.  NTS’ initial capital investment in the project was a $2.5 million equity contribution. NTS provisions voice, data, and video services for NTS Telephone Company and also provides billing, sales and marketing, back and front offices services to this subsidiary.  NTS receives a management fee from NTS Telephone Company equal to 15% of its revenues. NTS began marketing its triple-play service to limited areas of Levelland in 2009 and construction was completed on April 8, 2010. NTS will continue to work diligently to secure sales and complete installations in pursuit of its take rate goals. With its existing cash flows and continued growth, we expect Levelland and Smyer will contribute additional revenues throughout 2011 and well into the future.

Texas South Plains; Burkburnett and Iowa Park, Texas; St. Helena, Washington, and Tangipahoa Parishes in Southern Louisiana

In March 2010, we were notified that the applications of our wholly owned subsidiary, PRIDE Network, Inc. (“PRIDE Network”), for RUS funding from the U.S. Department of Agriculture under the Broadband Initiative Program for the FTTP build out of PRIDE Network’s projects in Texas, have been approved.  PRIDE Network was selected to receive approximately $63.7 million in RUS funding for these projects, which will be split between loans of approximately $35.53 million and grants of approximately $28.14 million.

In September 2010, we were notified that another application of PRIDE Network for additional funding under the Broadband Initiative Program for the FTTP build out of its project in Louisiana has been approved. PRIDE Network was selected to receive approximately $36.2 million in additional RUS funding which will be split between a loan of approximately $18.46 million and a grant of approximately $17.74 million.

These awards are a significant milestone in our strategy to grow the FTTP business.  These fundings will enable us to expand the rollout of our state-of-the-art FTTP infrastructure to bring broadband services to the Texas south plains, to the communities of Burkburnett and Iowa Park, Texas, and to St. Helena, Washington, and Tangipahoa Parishes in Southern Louisiana. Additionally, these fundings will help stimulate the economic growth of these communities by creating hundreds of new jobs associated with the network build out.

When completed, the PRIDE Network is expected to add 30,000 FTTP passings to the NTS network bringing company-wide FTTP passings to over 50,000.

With the commencement of construction of the PRIDE Network in northwestern Texas we anticipate that we will see revenues from this project during 2011.

The fundings are contingent upon PRIDE Network meeting the terms of the loans, grants or loans/grants agreement.

Xfone USA, Inc.

Our Mississippi based subsidiary, Xfone USA, Inc. (“Xfone USA”), is an integrated telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system and network. Xfone USA provides residential and business customers with high quality local, long distance and high-speed broadband Internet services. Xfone USA utilizes integrated multi-media offerings - combining digital voice and data services over broadband technologies to deliver services to customers throughout its service areas. Xfone USA is currently licensed to provide telecommunications services in Louisiana and Mississippi.

Like NTS, Xfone USA also operates in highly competitive markets. In these markets Xfone USA competes against the dominate ILEC, AT&T (formerly BellSouth Telecommunications), as well as many smaller CLECs. With continued cross-selling to existing Xfone USA customers, augmented by the soon to be constructed PRIDE Louisiana FTTP network, our goal is to continue revenue growth and increase market share.

The overall trend for 2010 continued to show improving wire line margins in the business markets and maintaining margins in the residential (consumer) markets for facilities based providers.

 Our markets continue to show strong interest in  faster broadband  and competition from facilities based providers continues to  be the dominant theme.   We compete favorably with the Regional Bell Carriers and incumbent cable providers using an approach that is flexible and customer focused. Broadband services  should continue to grow due to a seemingly endless need for faster broadband services by both business and residential customers.

Our business plan in 2011 also includes growth through potential bolt-on acquisitions, which make sense for several reasons: (i) faster results in achieving large top line revenue performance; (ii) significant synergies impact from consolidating corporate functions; and (iii) relatively easy integration of acquired companies because of our existing facilities and network architecture.

COMPARISON FINANCIAL INFORMATION YEARS ENDED DECEMBER 31, 2010 AND 2009 - PERCENTAGE OF REVENUES:

	Year Ended December 31,
	2010	2009
Revenues
Services on Fiber-To-The-Premise network	17.1%	13.2%
Leased local loop services and other	82.9%	86.8%
Total Revenues	100%	100%

Expenses:
Cost of services (excluding depreciation and amortization)	49.3%	51.6%
Selling, general and administrative	39.5%	38.9%
Depreciation and amortization	7.6%	6.2%
Non- recurring loss	-%	34.9%
Financing expenses, net	9.7%	6.1%
Other expenses	1.2%	0.8%
Total expenses	107.3%	138.4%

Loss from continued operations before taxes and non-controlling interest	(7.3)%	(38.4)%

Loss from continued operations	(4.2)%	(38.2)%

Net loss attribuited to shareholders	(7.8)%	(36.1)%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Revenues. Revenues for the year ended December 31, 2010 decreased by 4.0% to $58,943,709 from $61,410,029 for the same period in 2009. Revenues from our Fiber-To-The-Premise ("FTTP") network in the year ended December 31, 2010 increased 24.9% to $10,092,894 from $8,082,963 in the same period in 2009. As percentage of total sales, FTTP revenues in the year ended December 31, 2010 increased to 17.1% from 13.2% for the same period in 2009. With the completion of the constructions of our FTTP network in Levelland on April 8, 2010, our market in Levelland contributed $1.65 million. In 2011 we expect to increase the FTTP revenues as a result of increasing our market share in Levelland as well as starting to sell our FTTP services in the PRIDE network projects.

Revenues from our leased local loop include revenues from Wholesale, other carriers and other non-FTTP customers. Revenues from leased local loop in the year ended December 31, 2010 decreased 8.4% to $48,850,815 from $53,327,066 for the same period in 2009. As percentage of total sales, leased local loop revenues in the year ended December 31, 2010 decreased to 82.9% from 86.8% for the same period in 2009. The decrease in our non-FTTP revenues mainly resulted from attrition of residential customers and decrease in revenues from wholesale customers. We expect that the decline in revenues from non-FTTP residential customer will continue in 2011 but will be offset by the increase in revenues in FTTP from business and residential customers.

Cost of services (excluding depreciation and amortization). Cost of services consists primarily of facilities and traffic time purchased from other telephone companies and content for our video services. Cost of services for the year ended December 31, 2010 decreased 8.2% to $29,079,801 from $31,683,049 for the same period in 2009. Cost of services, as a percentage of revenues in the year ended December 31, 2010, decreased to 49.3% from 51.6% in the same period in 2009. The decrease in the cost of services, as a percentage of revenues, is the result of an increase in high-margin FTTP revenues and a decrease in low-margin revenues from non-FTTP residential customers and wholesale. We expect that the cost of services, as percentage of revenues, will continue to decline as we increase the portion of revenues generated from our high-margin FTTP services.

Selling, General and Administrative Expenses. Selling expenses consist primarily of compensation costs for our sales, administrative and management employees. Selling, general and administrative expenses for the year ended December 31, 2010, decreased 2.5% to $23,282,049 from $23,881,291 for the same period in 2009. The decrease in the expenses resulted mainly from reduction in personnel and savings in the corporate expenses as a result of the divestiture of the UK and Israeli operations in addition to the decrease in payroll and sales commission. General and administrative expenses include stock options compensation which relates to stock options that were granted to our employees and vest during the reported period. Total stock option compensation in the year ended December 31, 2010 increased by $104,172 (or 17.7%) to $693,391 from $589,219 for the same period in 2009.

Depreciation and amortization. Depreciation and amortization expenses increased by $677,112 (or 17.9%) to $4,453,871 from $3,776,759 for the same period in 2009. The increase in 2010 was due to the large investments in the development of the FTTP network in Levelland.

Non- recurring Loss. In the fourth quarter of 2009, we performed our annual impairment test. We determined, based on the valuation conducted during the fourth quarter of 2009, that goodwill, acquired in acquisitions in the US was impaired. As a result, we recorded an expense item in the amount of approximately $21.1 million related to the impairment of goodwill. Indicators we considered important which could trigger an impairment include, but are not limited to, the continuing and accelerating deterioration of general economic conditions including shortfalls against our anticipated operating profitability resulted in lower expectations for growth and profitability in legacy copper network operation in future periods. In addition, we experienced a continued decline in our stock price reflecting a further reduction in a market fair value of our underlying reporting unit.

Financing Expenses. Financing expenses, net, for the year ended December 31, 2010 increased by approximately 52.9% to $5,708,491 from $3,732,519 for the same period in 2009. Financing expenses consist of interest payable on our financial obligations, the measurement of the Bonds which are stated in NIS and linked to the Israeli CPI. It also includes the effect of the currency exchange rate on intercompany balances with our former subsidiaries which report in NIS and GBP as their functional currencies. The increase in financing expenses is a result of the devaluation of 5.9% in the USD against the NIS during the year 2010 versus a devaluation of 0.7% in the USD against the NIS in the same period in 2009, expenses related to warrants that were granted to a lender on March 2010 and amortization of fair value of a loan that we took out in March 2010. The increase in financing expenses was offset against a decrease in the interest accumulated on the Bonds’ outstanding principal during the year ended December 31, 2010 and the same period in 2009.

Other Expenses. Other expenses for the year ended December 31, 2010 increased by approximately 53.5% to $730,093 from $475,531 for the same period in 2009. Other expenses consist of real estate taxes.

BALANCE SHEET

Comparison of the balance sheet as of December 31, 2010 and December 31, 2009

Current Assets. Current assets amounted to $8,199,647 as of December 31, 2010, as compared with $7,580,451 (excluding the assets related to the discontinued operation) as of December 31, 2009. The increase in the current assets is mainly attributable to the proceeds that are held in escrow from the divestiture of the Israeli operation.

Fixed Assets. Fixed assets net, amounted to $58,544,792 as of December 31, 2010, as compared with $51,546,695 as of December 31, 2009. The increase is mainly attributed to the purchase of telecommunication equipment for our expansion, mainly for the build-out of our fiber network in Levelland and the PRIDE Network projects.

Current Liabilities. As of December 31, 2010, current liabilities amounted to $19,619,673, as compared with $21,963,837 (excluding liabilities of our discontinued operations) as of December 31, 2009. The decrease in current liabilities is mainly attributed to repayment of bank credit line and notes from related parties and decrease in our libilities to vendors.

Long-term liabilities. As of December 31, 2010, long-term liabilities amounted to $31,518,843, as compared with $27,199,796 (excluding the assets related to the discontinued operation) as of December 31, 2009. The increase in long-term liabilities is mainly attributed to proceeds from United States Department of Agriculture in connection with the build-out of our fiber network in Levelland and northwestern Texas and the proceeds from long-term loan from a shareholder which are offset by the repayment of the annual principal on our bonds and the repayment of notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of December 31, 2010 amounted to $1,217,427, compared to $1,533,369 as of December 31, 2009, a decrease of $315,942. Net cash provided by operating activities in the year ended December 31, 2010, was $2,951,175 a decrease of $2,288,391 compared to $5,239,566 which were provided by operating activities in the year ended December 31, 2009. The decrease in cash flow from operating activities is mostly related to the following changes in the working capital: (1) an increase in accounts receivable of $94,557 in the year ended December 31, 2010 compared to a decrease of $2,839,440 in the same period of 2009; (2) increase in prepaid expenses and other receivables of $1,094,157 in the year ended December 31, 2010 compared to a decrease of $229,040 in the same period of 2009; (3) an increase in the provision for bad debt of $194,839 in the year ended December 31, 2010 compared to an decrease of $535,148 in the same period of 2009; (4) a decrease in long term receivables of $12,162 in the year ended December 31, 2010 compared to an increase of $480,207 in the same period of 2009; and (5) an increase in other liabilities and accrued expenses of $719,722 in the year ended December 31, 2010 compared to a decrease of $1,273,267 in the same period of 2009. The increase in severance pay of $914,330 in the year ended December 31, 2010 is related to retirement obligations in connection with the discontinued operations in the UK. Cash used for investing activities in the year ended December 31, 2010 was $6,849,650 compared to $7,539,319 in the same period of 2009. Of that amount, $6,995,699 is attributable to the build out of our FTTP projects under the United States Department of Agriculture in Levelland, TX, $2,378,168 to the purchase of other equipment and $2,524,217 proceeds from the disposal of discontinued operations. Net cash provided by financing activities for the year ended December 31, 2010 was $3,209,158 and is primarily attributable to proceeds from the issuance of a promissory note, shares of stock and warrants to Burlingame Equity Investors, LP and the issuance of shares of common stock to Gagnon Securities LLC for total proceeds of $6,575,000 which are offset by repayment of the annual bonds principal and repayment of notes payable to banks.

Capital lease obligations: We are the lessee of switching and other telecom equipment under capital leases expiring on various dates from 2010 through 2014.

As of December 31, 2010, we reported a working capital deficit of $11,420,026 compared to a deficit of $14,383,386 (excluding $1,941,476 related to the discontinued operations) on December 31, 2009. In order to overcome the deficit in our working capital, we took the following actions: (i) as of December 31, 2010 our current liabilities includes short-term note payable of approximately $2,800,000 with our commercial bank. We started discussions with a financial entity to replace the short-term note with a multi-annual credit line and believe that upon resolution of the discussions we will repay most of the amount after December 31, 2011; (ii) we are in early discussions with a financing entity to refinance its real estate asset in a form of a long-term mortgage. We believe that the asset can be refinanced for a value of between $2.5 million to $3 million; (iii) we reorganized our sales and marketing department to reduce the payroll costs. We believe that these actions, together with the increase in the profitability as a result of the increase in revenues from its Fiber-To-The-Premise network will able us to pay our current obligations.

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of December 31, 2010.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic credit facility	$2,812,941	$2,812,941	$-	$-	$-
Domestic Note Payable	56,542	42,026	14,516	-	-
Other notes payable	3,196,357	-	3,196,357	-	-
Notes Payable from the United States Department of Agriculture	9,912,708	420,259	840,519	840,519	7,811,411
Bonds	19,222,920	3,810,443	7,620,886	7,631,100	160,491
Capital leases	1,434,671	829,044	555,978	49,649	-
Operating leases	4,730,274	2,157,564	2,332,684	240,026	-

Total contractual cash obligations	$41,366,413	$10,072,277	$14,560,940	$8,761,294	$7,971,902

We believe that funds expected to be generated from operations, the renegotiation of borrowing capacity and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities or we are unable to renew and extend a portion of our short-term credit line and notes payable, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that we will be able to meet our liquidity needs for at least the next 12 months, no assurance can be given that we will be able to do so.

Xfone, Inc.

The Series A Bonds

On December 13, 2007 (the “Date of Issuance”), we accepted offers, for the issuance of securities to Israeli institutional investors, for total gross proceeds of NIS 100,382,100 (approximately $25,562,032, based on the exchange rate as of December 13, 2007) par value non-convertible bonds (Series A) (the “Bonds”). The Bonds were issued for an amount equal to their par value.

The Bonds accrue annual interest that is paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive). The principal of the Bonds is repaid in eight equal annual payments on the 1 st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Bonds are linked to the Israeli Consumer Price Index (CPI).

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

The Bonds may only be traded in Israel.  The Bonds were rated A3 by Midroog Limited, an Israeli rating company which is a subsidiary of Moody’s Investor Services. On February 19, 2009, Midroog filed a monitoring report with the TASE. According to this monitoring report, Midroog’s rating committee reaffirmed the A3 rating assigned to the Bonds. However, the rating committee decided on a negative outlook on the rating of the Bonds. On October 26, 2009, Midroog announced a rating downgrade to our Bonds from A3 to Baa1 and maintained the negative outlook.. On November 30, 2009, Midroog announced the inclusion of the rating of the Bonds in its watch list with a negative outlook. On July 1, 2010, Midroog filed with the TASE a rating action report downgrading the rating of the Bonds from Baa1 to Baa3, announcing that the negative outlook on the rating of the Bonds is replaced with a stable outlook, and removing the rating of the Bonds from Midroog’s watch list.

On March 25, 2008, we issued the holders of the Bonds, for no additional consideration, 956,020 (non-tradable) warrants, each exercisable at an exercise price of $3.50 with a term of 4 years, commencing on September 2, 2008.

Promissory Notes

On December 1, 2009, we issued a series of promissory notes in the aggregate amount of approximately $875,000 to various lenders who were either affiliates of ours or people related to certain affiliates and/or business partners of ours. The notes bore interest at rates between 0% and 10% and matured between one month and one year from issuance.  The notes were guaranteed by certain of our subsidiaries. The proceeds of the notes were utilized to repay obligations under our Series A Bonds. The notes were fully paid as of December 31, 2010.

Securities Purchase Agreement

On March 23, 2010, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame Equity Investors, LP (“Burlingame”), for the issuance of the following securities for an aggregate purchase price of $6,000,000:

 (1) A senior promissory note in the aggregate principal amount of $3,500,000, maturing on March 22, 2012. Interest accrues at an annual rate of 10% and is payable quarterly. The note ranks pari passu in rights of liquidation with our Series A Bonds.

(2) 2,173,913 shares of our common stock at a price of $1.15 per share for a total purchase price of $2,500,000.

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

Subscription Agreement

On March 23, 2010, we entered into a Subscription Agreement with certain investors affiliated with Gagnon Securities LLC, an existing shareholder (collectively, “Gagnon”), for the issuance of 500,000 shares of Common Stock at a purchase price of $1.15 per share for an aggregate purchase price of $575,000. We used the net proceeds from the transaction for working capital purposes.

US subsidiaries

Our U.S subsidiary, NTS Communications, Inc., had a $2,000,000 revolving line of credit with a commercial bank. The facility was secured by an assignment of all NTS's trade accounts receivable. The credit line carried interest at a rate equivalent to Wall Street Journal Prime rate. The credit line was repaid on April 27, 2010. A related installment note in the original amount of $2,000,000 was executed on April 27, 2009. This note reduced the nominal and funded balance of the previous $4,000,000 line of credit. The installment note, which matured September 25, 2010, carried interest at the Wall Street Journal Prime rate and was payable in monthly installments of $61,212.

We also had a secured loan from a commercial bank on September 18, 2007 in the original amount of $2,500,000 which was to be repaid on the following terms: 12 monthly payments of accrued interest only beginning October 18, 2007, followed by 23 monthly payments of $29,762 plus any accrued interest and a 24th and final payment of all unpaid principal and accrued interest due, on or before September 18, 2010. The loan carried interest at a rate equivalent to Wall Street Journal Prime rate. The loan was secured by fixed assets.

On October 14, 2010, NTS replaced the foregoing revolving line of credit and the loan from a commercial bank with a new loan in the amount of $2,983,531 with a maturity date of October 13, 2011. The new loan bears interest at a rate equivalent to Wall Street Journal Prime rate, but not less than 6% per annum, and is repayable in equal monthly installments of $100,000 each. The new loan is secured by an assignment of all of NTS’ trade accounts receivable and certain fixed assets. As of December 31, 2010, the outstanding balance of the new loan was $2,812,941.

NTS Telephone Company, LLC, a wholly owned subsidiary of NTS Communications, Inc., has received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the initial advance date until full repayment after 17 years. The loan bears interest at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. Advances are provided as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The note is non-recourse to NTS and all other NTS subsidiaries and is secured by NTS Telephones assets which were $10.6 million at December 31, 2010. As of December 31, 2010, the annual average weighted interest rate on the outstanding advances was 3.79%. The total aggregate amount of these loans as of December 31, 2010 is $8,218,438.

PRIDE Network, Inc., a wholly owned subsidiary of NTS Communications, Inc., has received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total $99.9 million funding in form of $45.9 million in grants and $54 million in 19 to 20-year loans. The loans bear interest at the Treasury rate for comparable loans with comparable maturities. The funding will allow us to develop our FTTP infrastructure, known as the PRIDE Network projects, in northwestern Texas and further expand it to communities in southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The total aggregate amount of these loans as of December 31, 2010 is $1,694,270. The loans are non-recourse to NTS and all other NTS subsidiaries and are secured by PRIDE Network's assets which were $1.9 million at December 31, 2010. As of December 31, 2010, the annual average weighted interest rate on the outstanding advances was 3.81%.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

Following the divestiture of our UK and Israeli operations, all of our assets, liabilities (except the Bonds), revenues and expenditures are in USD.

Notwithstanding having our Bonds stated in NIS and linked to the Israeli Consumer Price Index, during the year ended December 31,2010, our outstanding liability was  decreased by approximately $2,046,706  as a result of the the revaluation of the NIS in relation with the USD. We may use foreign currency exchange contracts and other derivatives instruments to be the appropriate tool for managing such exposure.

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

Revenue Recognition

Revenues derived from local telephone, long-distance, data and video services are recognized when services are provided. This is based upon either usage (e.g., minutes of traffic/bytes of data processed), period of time (e.g., monthly service fees) or other established fee schedules.

Service revenues also include billings to our customers for various regulatory fees imposed on us by governmental authorities. Cash incentives given to customers are recorded as a reduction of revenue. For contracts that involve the bundling of services, revenue is allocated to the services based on their relative fair value. We record the resale of third-party services and the sale of equipment to customers as gross revenue when we are the primary obligor in the arrangement.
Payments received in advance are deferred until the service is provided.

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

The Company reviews the reasonableness of the carrying value of its goodwill annually as of December 31, unless an event or change in circumstances requires an interim reassessment of impairment. During 2009, impairment losses in the amount of $21,147,745 were recognized. As of December 31, 2010, the Company has no goodwill on its balance sheet.

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
As of December 31, 2010
CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Xfone, Inc.

We have audited the accompanying consolidated balance sheets of Xfone, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xfone, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP
Baker Tilly Virchow Krause, LLP
Minneapolis, Minnesota
March  16, 2011

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

CURRENT ASSETS:
Cash	$1,217,427	$1,533,369
Accounts receivable, net	3,096,242	2,855,136
Prepaid expenses and other receivables	3,077,060	2,423,402
Deferred taxes	627,044	569,152
Inventory	181,874	199,392
Current assets of discontinued operations in the United Kingdom	-	2,932,345
Current assets of discontinued operations in Israel	-	2,164,287

Total current assets	8,199,647	12,677,083

BONDS ISSUANCE COSTS, NET	1,432,607	1,725,705

OTHER LONG-TERM ASSETS	3,147,373	929,417

RESTRICTED CASH	1,112,912	933,659

FIXED ASSETS, NET	58,544,792	51,546,695

INTANGIBLE ASSETS, NET	1,206,871	1,932,771

ASSETS OF DISCONTINUED OPERATIONS IN THE UNITED KINGDOM	-	6,719,663

ASSETS OF DISCONTINUED OPERATIONS IN ISRAEL	-	2,010,289

Total assets	$73,644,202	$78,475,282

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$3,281,420	$7,029,842
Trade payables	6,465,065	7,120,474
Other liabilities and accrued expenses	5,111,129	3,922,741
Current maturities of obligations under capital leases	829,045	253,634
Current maturities of bonds	3,933,014	3,637,146
Current liabilities of discontinued operations in the United Kingdom	-	4,131,849
Current liabilities of discontinued operations in Israel	-	2,906,259

Total current liabilities	19,619,673	29,001,945

DEFERRED TAXES, NET	2,791,430	3,733,929

NOTES PAYABLE TO THE UNITED STATES DEPARTMENT OF AGRICULTURE, NET OF CURRENT MATURITIES	9,492,448	5,311,032

NOTES PAYABLE, NET OF CURRENT MATURITIES	3,210,873	43,012

BONDS PAYABLES, NET OF CURRENT MATURITIES	15,289,906	17,510,812

OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT MATURITIES	605,626	256,790

OTHER LONG-TERM LIABILITIES	118,940	293,953

SEVERANCE PAY	9,620	50,268

LIABILITIES OF DISCONTINUED OPERATIONS IN THE UNITED KINGDOM	-	172,809

LIABILITIES OF DISCONTINUED OPERATIONS IN ISRAEL	-	418,039

Total liabilities	51,138,516	56,792,589

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value per share: 75,000,000 shares authorized at December 31, 2010; 21,119,488 and 18,376,075 issued and outstanding at December 31, 2010 and 2009, respectively	21,119	18,376
Additional paid-in capital	48,077,378	43,362,217
Foreign currency translation adjustment	(1,910,706)	(2,860,983)
Retained earnings (deficit)	(23,682,105)	(19,072,582)

Total shareholders' equity	22,505,686	21,447,028

Non – Controlling interest	-	235,665

Total Equity	22,505,686	21,682,693

Total liabilities and shareholders' equity	$73,644,202	$78,475,282

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2010	2009
Revenues
Services on Fiber-To-The-Premise network	$10,092,894	$8,082,963
Leased local loop services and other	48,850,815	53,327,066

Total Revenues	58,943,709	61,410,029

Expenses
Cost of services (excluding depreciation and amortization shown below)	29,079,801	31,683,049
Selling, general and administrative	23,282,049	23,881,291
Depreciation and amortization	4,453,871	3,776,759
Non- recurring loss	-	21,441,485
Financing expenses, net	5,708,491	3,732,519
Other expenses	730,093	475,531

Total Expenses	63,254,305	84,990,634

Loss from continued operations before taxes and non-controlling interest	(4,310,596)	(23,580,605)

Income tax benefit (expense)	1,814,667	123,977

Net loss from continued operations	(2,495,929)	(23,456,628)

Income (loss) from discontinued operations in the United Kingdom and Israel, before taxes	(908,740)	1,252,269

Capital loss from the disposal of the discontinued operations in the United kingdom and Israel, net of capital gain tax	(878,773)	-

Income tax expense on discontinued operations in the United Kingdom and Israel	(189,295)	45,797

Net loss	(4,472,737)	(22,158,562)

Less: Net loss attributed to non-controlling interest (related to discontinued operations)	(136,786)	(20,870)

Net loss attributed to shareholders	$(4,609,523)	$(22,179,432)

Basic and diluted income (loss) per share:
Loss from continued operations	(0.122)	(1.276)
Income (loss) from discontinued operations	(0.103)	0.069
Basic and diluted loss per share	$(0.225)	$(1.207)

Basic and diluted weighted average number of shares outstanding:	20,503,350	18,376,075

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS For the years ended December 31, 2010 and 2009
	Number of Ordinary Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Non – Controlling Interest	Total Equity
Balance at January 1, 2009	18,376,075	$18,376	$42,772,998	$(2,953,651)	$3,106,850	$214,795	$43,159,368
Equity-based compensation expenses resulting from ASC 718-10-35	-	-	589,219	-	-	-	589,219

Currency translation	-	-		92,668	-	-	92,668
Net income (loss)	-	-	-	-	(22,179,432)	20,870	(22,158,562)
Total comprehensive loss							(22,065,894)

Balance at December 31, 2009	18,376,075	$18,376	$43,362,217	$(2,860,983)	$(19,072,582)	$235,665	$21,682,693

Balance at January 1, 2010	18,376,075	$18,376	$43,362,217	$(2,860,983)	$(19,072,582)	$235,665	$21,682,693
Equity-based compensation expenses resulting from ASC 718-10-35	-	-	693,391	-	-	-	693,391
Stocks issued during the period, net of Issuance expenses	2,673,913	2,674	3,946,086				3,948,760
Exercise of options	69,500	69	75,684				75,753
Disposal of discontinued operations				1,005,451		(372,451)	633,000

Currency translation	-	-		(55,174)	-	-	(55,174)
Net income (loss)	-	-	-	-	(4,609,523)	136,786	(4,472,737)
Total comprehensive loss							(4,527,911)

Balance at December 31, 2010	21,119,488	$21,119	$48,077,378	$(1,910,706)	$(23,682,105)	$-	$22,505,686

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2010	2009
Cash flow from operating activities:
Net loss	$(4,472,737)	$(22,158,562)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,926,762	4,335,820
Compensation in connection with the issuance of warrants and options issued for professional services	693,391	589,219
Impairment of goodwill	800,000	21,147,745
Accrued interest and exchange rate on bonds	1,503,311	915,643
Capital loss from disposal of discontinued operations	878,773	-
Loss(Gain) on the disposal of fixed assets	41,158	(9,314)
Decrease (increase) in bonds issuance cost, net	293,098	(29,427)
Decrease (increase) in account receivables	(94,557)	2,839,440
Increase (decrease) in bad debt provision	194,839	(535,148)
Decrease (increase) in inventories	17,518	103,155
Decrease (increase) in long-term receivables	12,162	(480,207)
Decrease (increase) in prepaid expenses and other receivables	(1,094,157)	229,040
Increase( decrease) in long-term liabilities	(172,095)	(237,427)
Increase (decrease) in trade payables	(121,017)	5,447
Increase(decrease) in other liabilities and accrued expenses	719,722	(1,273,267)
Increase (decrease) in severance pay	914,330	29,445
Deferred tax provision	(2,089,326)	(232,036)

Net cash provided by operating activities	2,951,175	5,239,566

Cash flow from investing activities:
Proceeds from disposal of discontinued operations, net	2,524,217	-
Purchase of equipment	(2,378,168)	(3,341,598)
Purchase of equipment for the projects under the United States Department of Agriculture	(6,995,699)	(4,207,449)
Proceeds from disposal of fixed assets	-	9,728

Net cash used in investing activities	(6,849,650)	(7,539,319)

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2010	2009

Cash flow from financing activities:
Repayment of long-term loans from banks and others	(557,939)	(1,714,333)
Repayment of capital lease obligation	(603,896)	(265,782)
Increase (decrease) in short-term bank credit, net	(4,024,895)	2,605,691
Proceeds from long-term loans from banks	406,835	566,878
Proceeds from long-term loans from the United States Department of Agriculture	4,774,239	4,138,986
Repayment of principal on bonds	(3,428,350)	(3,321,939)
Repayment of long term loans from United States Department of Agriculture	(405,489)	-
Proceeds from exercise of options	75,753	-
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	3,948,760	-
Decrease (increase) in restricted cash	(179,253)	(891,787)
Proceeds from long-term loans	3,203,393	-
Net cash provided by financing activities	3,209,158	1,117,714

Effect of exchange rate changes on cash and cash equivalents	21,010	31,171
Net increase (decrease) in cash and cash equivalents	(668,307)	(1,150,868)

Cash and cash equivalents at the beginning of the year (*)	1,885,734	3,036,602
Cash and cash equivalents at the end of year	$1,217,427	$1,885,734

Supplemental disclosure of cash flows activities:

Cash paid for:

Interest	$2,539,625	$2,509,218

Taxes	$407,180	$456,681

Purchase of fixed assets by capital lease arrangements	$1,434,671	$510,424

(*) Cash and cash equivalents as of December 31, 2009 includes $352,365 of cash related to discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements

Xfone, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 and 2009

Note 1 - Organization and Nature of Business

A.
Xfone, Inc. (the "Company" or "Xfone") was incorporated in the State of Nevada, U.S.A. in September 2000. The Company is a holding and managing company providing, through its subsidiaries, integrated communications services which include voice, video and data over its Fiber-To-The-Premise (“FTTP”) and other networks. The Company currently has operations in Texas, Mississippi and Louisiana.

Xfone's holdings in subsidiaries as of December 31, 2010 were as follows:

●
NTS Communications, Inc. ("NTS") and its seven wholly owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers Inc., NTS Telephone Company, LLC, NTS Management Company, LLC and PRIDE Network, Inc.

●	Xfone USA, Inc. and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. (collectively, "Xfone USA").

B.	Disposition of UK Subsidiaries (Swiftnet, Auracall, Equitalk.co.uk and Story Telecom)

On January 29, 2010, the Company entered into an agreement (the “Agreement”) with Abraham Keinan, a significant shareholder and then Chairman of the Board of the Company (“Keinan”), and AMIT K LTD, a company registered in England & Wales which is wholly owned and controlled by Keinan (“Buyer”), for the sale of Swiftnet Limited ("Swiftnet"), Auracall Limited ("Auracall"), Equitalk.co.uk Limited ("Equitalk") and Story Telecom, Inc. and its wholly owned U.K. subsidiary, Story Telecom Limited (collectively, "Story Telecom") (collectively, the “UK Subsidiaries”), which the Company owned (the “Transaction”). Pursuant to the Agreement, the consideration paid by Buyer and/or Keinan to Xfone would be comprised of the following components:

1.
A release of the Company from the repayment of the loan from Iddo Keinan, the son of Mr. Keinan and an employee of Swiftnet dated December 10, 2009, pursuant to which Iddo Keinan extended to Swiftnet a loan of £860,044 ($1,344,073);

2.	A redemption of the credit facility which the Company had obtained from Bank Leumi (UK) Plc. for of £150,000 ($234,420), thereby releasing the Company from its obligation to Bank Leumi (UK) Plc.;
3.
An annual earn-out payment over the following years beginning on the consummation of the Transaction. The aggregate Earn-Out Payments shall be equal to but shall not exceed $1,858,325 in the aggregate; and

4.	Cancellation of intercompany balances between Xfone and the UK Subsidiaries amounting to $1,009,037.

On July 29, 2010 the Company completed its disposition of the UK Subsidiaries.

As a result of the Agreement to sell the UK Subsidiaries, the assets and liabilities related to the UK Subsidiaries have been classified as “held for sale” in the Company’s financial statements in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC 360 requires an asset group that is held for sale to be recorded at the lower of its carrying amount or fair value less costs to sell. As a result of classifying the Company's UK subsidiaries as discontinued operations, the Company recorded a goodwill impairment of $800,000 during 2010.

The net loss on the sale of the UK Subsidiaries was calculated as follows:

Proceeds
Release from the repayment of a loan	$1,344,073
Release from a repayment of credit line	234,420
Release from retirement and employment termination liabilities	937,677
Aggregate future Earn-Out receivables (*)	1,444,494
Transaction costs	(55,495)

Net proceeds	3,905,169

Net book value of the UK Subsidiaries:
Cash	494,060
Account receivables	718,214
Other current assets	2,272,316
Fixed assets, net	879,989
Trade payable	(1,539,926)
Other current liabilities	(1,894,363)
Other long-term liability	(166,824)
Goodwill and other intangible assets	4,942,739
Realization of cumulative translation adjustment	905,279

Net assets	6,611,484

Loss before taxes	(2,706,315)

Tax benefit	442,032

Net loss on the sale of the UK Subsidiaries (**)	$(2,264,283)

(*) Earn-Out receivables were recorded at a discounted value.
(**) Net loss on the sale of the UK Subsidiaries includes a loss of $905,279 from changes in translation of assets and liabilities of the UK Subsidiaries from GBP to USD. This amount was previously included in the Company's shareholders' equity.

The results of the discontinued operations in the U.K. are as follows:

	Year ended
	December 31,
	2010 (*)	2009

Revenues	$7,125,187	$15,323,807
Cost of revenues	2,629,875	7,226,018

Gross profit	4,495,312	8,097,789

Operating expenses:
Marketing and selling	2,661,304	4,635,012
General and administrative	2,492,330	2,226,567
Impairment of goodwill	800,000	-
Total operating expenses	5,953,634	6,861,579

Operating profit (loss)	(1,458,322)	1,236,210

Financing expenses, net	(76,297)	(82,310)

Income (loss) before taxes	(1,534,619)	1,153,900

Income tax benefit (expense)	(4,662)	77,011

Net income (loss) from discontinued operation in the United Kingdom	$(1,539,281)	$1,230,911

(*) Includes the results of the UK Subsidiaries from January 1, 2010 until the closing date of the Transaction on July 29, 2010.

 (**) Intercompany revenues, for services provided by the discontinued operations in the UK to the discontinued operation in Israel, of $843,522 and $1,869,279 for the period ended July 29, 2010 and the year ended December 31, 2009, respectively, are attributed to the discontinued operations in the UK. The associated costs of these revenues are also attributed to the discontinued operations in the UK.

C.	Disposition of Israeli Subsidiary (Xfone 018)

On August 31, 2010 (the “Closing Date”), the Company completed the disposition (the “Transaction”) of its 69% interest in Xfone 018 Ltd. (“Xfone 018”) pursuant to an agreement, dated May 14, 2010 (including any amendments and supplement thereto, the “Agreement”), by and between the Company, Newcall Ltd. (the former 26% minority owner of Xfone 018) (“Newcall”), Margo Pharma Ltd. (the former 5% minority owner of Xfone 018), and Marathon Telecom Ltd., the buyer of Xfone 018 (“Marathon Telecom”).

The original gross purchase price to be paid by Marathon Telecom under the Agreement was $7,850,000. On the Closing Date, the parties agreed to reduce the gross purchase price to $7,802,000 and deposited with a trustee (the “Trustee”) an amount equal to 15% of the reduced gross purchase price (the “Deposit”), such Deposit is to act as collateral for the indemnification of Marathon Telecom pursuant to the provisions of Section 17 of the Agreement. Unless Marathon Telecom provides the Trustee with indemnification notice, the Deposit is to be disbursed by the Trustee in three equal parts, the first at the end of eight months, the second at the end of sixteen months and the third at the end of twenty four months following the Closing Date.

In connection with the consummation of the Transaction, Xfone 018 repaid all outstanding debts owed to its bank, to the Company and to Newcall, and we received 69% of the net proceeds from the sale. The gross proceeds to the Company were approximately $4,900,000, subject to disbursement of the Deposit by the Trustee according to the schedule set forth above. In connection with the Transaction, on September 13, 2010 the Company paid $118,985 as finder's fee to Mr. Ilan Shoshani, the owner of Newcall.

As a result of the agreement to sell Xfone 018, the assets and liabilities related to Xfone 018 have been classified as “held for sale” in the Company’s financial statements in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC 360 requires an asset group that is held for sale to be recorded at the lower of its carrying amount or fair value less costs to sell.

The net profit on the sale of Xfone 018 was calculated as follows:

Gross proceeds:
Cash (less Transaction costs)	$5,560,567
Cash held in escrow	1,695,817
Allocation of proceeds to Minority Partners	(2,308,285)

Net proceeds	4,948,099

Net book value of Xfone 018:
Cash	433,314
Account receivables	1,690,699
Other current assets	206,735
Fixed assets, net	1,446,789
Other non-current assets	276,814
Short-term bank credit and current maturities of notes payable	(466,864)
Trade payable	(1,667,384)
Other current liabilities	(149,019)
Notes payable, net of current maturities	(349,177)
Other long-term liability	(125,218)
Minority interest	(372,451)
Realization of cumulative translation adjustment	100,172

Net assets	1,024,410

Profit before capital gain taxes	3,923,689

Tax expense	2,538,179

Net profit on the sale of Xfone 018	$1,385,510

The results of the discontinued operations in Israel are as follows:

	Year ended
	December 31,
	2010 (*)	2009

Revenues	$6,477,810	$8,296,047
Cost of revenues	3,799,730	4,423,727

Gross profit	2,678,080	3,872,320

Operating expenses:
Marketing and selling	610,465	1,289,040
General and administrative	1,312,228	1,683,520
Non-recurring loss	-	506,176
Total operating expenses	1,922,693	3,478,736

Operating profit (loss)	755,387	393,584

Financing expenses, net	(129,508)	(295,215)

Income (loss) before taxes	625,879	98,369

Income tax expense	(184,633)	(31,214)

Net income (loss)	441,246	67,155

Income (loss) attributed to non-controlling interest	(136,786)	(20,870)

Net income (loss) from discontinued operation in the Israel	$304,460	$46,285

(*) Includes the results of Xfone 018 from January 1, 2010 until the closing date of the transaction on August 31, 2010.

(**) Intercompany revenues, for services provided by the discontinued operation in Israel to the discontinued operation in the UK, of $74,285 and $63,572 for the period ended August 31, 2010 and the year ended December 31, 2009, respectively, are attributed to the discontinued operations in Israel. The associated costs of these revenues are also attributed to the discontinued operations in Israel.

D. Liquidity:
As of December 31, 2010, the Company reported a working capital deficit of $11,420,026 compared to a deficit of $14,383,386 (excluding $1,941,476 related to the discontinued operations) on December 31, 2009. In order to overcome the deficit in the Company's working capital, the Company's management took the following actions: (i) as of December 31, 2010 the Company's current liabilities includes a short-term note payable of approximately $2,800,000 with the Company's commercial bank. The Company started discussions with a financial entity to replace the short-term note with a multi-annual credit line and believes that upon resolution of the discussions the Company will repay most of the amount after December 31, 2011; (ii) the Company is in early discussions with a financing entity to refinance its real estate asset in a form of a long-term mortgage. The Company believes that the asset can be refinanced for a value of between $2.5 million to $3 million; (iii) the Company has reorganized its sales and marketing department to reduce the payroll costs. The Company's management believes that these actions, together with the increase in the profitability as a result of the increase in revenues from its Fiber-To-The-Premise network will able the Company to pay its current obligations.

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

At December 31, 2010 and 2009 restricted cash include proceeds held by NTS Telephone Company, LLC and PRIDE Network, Inc. that were received from the United States Department of Agriculture to develop its FTTP infrastructure in northwestern Texas and southern Louisiana.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $387,336 and $288,912 at December 31, 2010 and 2009, respectively.

G.	Inventories

Inventory consists primarily of fiber optic equipment and telephone equipment to be installed at the Company's customers, which is carried at the lower of cost (determined principally on either an average cost or first-in, first-out basis) or market.

H.	Fixed Assets

Fixed Assets are stated at cost. Depreciation is calculated based on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated at the shorter of the estimated useful lives or lease term. Annual lives of depreciation are as follows:

Useful Life
Communication equipment	3-15 years
Fiber network	30 years
Construction equipment	5 years
Equipment held under lease	4-15 years
Office furniture and equipment	5-15 years
Development costs	3 years
Computer equipment	5-7 years
Motor vehicles	4-5 years
Building and plant	4-30 years

Fixed assets of the Company and its subsidiaries are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

As of December 31, 2010 and 2009, no impairment losses were identified for fixed assets.

Depreciation expenses for continuing operations amounted to $3,773,631 and $3,072,354 for the years ended December 31, 2010 and 2009, respectively.

The Company charges the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, principally to cost of revenues as these costs are incurred.

Note 2 - Significant Accounting Policies (Cont.)

I.	Other Intangible Assets

Other intangible assets with determinable lives consist of customer relations related to mergers and acquisitions are amortized over a period between 2-13 years from the date of the purchase.

J.	Long-Lived Assets

The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including fixed assets and intangible assets with determinable lives) whenever event or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and, economic projections and anticipated cash flows. Impairment, if any, is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and periodically revises such estimates based on current events. No impairment loss was recorded for the years ended December 31, 2010 and 2009. At December 31, 2010, the Company believes its long- lived assets are recoverable.

K.	Revenue Recognition

Revenues derived from local telephone, long-distance, data and video services are recognized when services are provided. This is based upon either usage (e.g., minutes of traffic/bytes of data processed), period of time (e.g., monthly service fees) or other established fee schedules.

Service revenues also include billings to our customers for various regulatory fees imposed on us by governmental authorities. Cash incentives given to customers are recorded as a reduction of revenue. For contracts that involve the bundling of services, revenue is allocated to the services based on their relative fair value. We record the resale of third-party services and the sale of equipment to customers as gross revenue when we are the primary obligor in the arrangement.
Payments received in advance are deferred until the service is provided.

The Company reports taxes imposed by governmental authorities on revenue producing transactions between it and its customers in the consolidated financial statements on a net basis.

L.	Advertising expenses

Advertising expenses are carried to the statement of operations as incurred. Advertising expenses for the years ended December 31,2010 and 2009 were $412,697 and $390,542, respectively.

M.	Use of Estimates

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

Examples of significant estimates include: the allowance for doubtful accounts, the recoverability of fixed assets, the recoverability of intangible assets and other long-lived assets, unbilled revenues, fair values of financial instruments, unrecognized tax benefits, valuation allowances on tax assets, accrued expenses, contingencies and allocation of purchase prices in connection with business combinations.

N.	Earnings Per Share

Basic earning per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Warrants and options were excluded from the calculation of diluted loss per share since they would have an anti-dilutive effect due to the Company's loss from continued operations and net loss to shareholders which were reported for the years ended December 31, 2010 and 2009.

O.	Income Taxes

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

P.	Fair Value Measurements

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

Q.	Stock-Based Compensation

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

R.	Derivative instruments

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

S.	Goodwill and Indefinite-Lived Purchased Intangible Assets

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

The Company reviews the reasonableness of the carrying value of its goodwill annually as of December 31, unless an event or change in circumstances requires an interim reassessment of impairment. During 2009, impairment losses in the amount of $21,147,745 were recognized (See Note 6). As of December 31, 2010, the Company has no goodwill on its balance sheet.

T.	Reclassification

As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, subsequent to the year ended December 31, 2009, the Company’s board of directors made a strategic decision to concentrate on the Company's operations in the U.S.  As a result of this decision, the Company decided to discontinue its operations in the U.K. and Israel. The assets, liabilities and results of operations of the U.K. and Israeli operations have been classified as discontinued operations for all periods presented (see also Note 1B and 1C). In addition, certain amounts in the 2009 financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not impact the Company's net income or stockholders' equity.

U.	Recent Accounting Pronouncements

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

2.
Intangibles-Goodwill and Other. In December 2010, the FASB issued “Intangibles- Goodwill and Other-When to perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (Accounting Standards Update (ASU) 2010-28), which requires the entity to assess whether it is more likely than not that a goodwill impairment exists for each reporting unit with a zero or negative carrying amount.  If it is more likely than not that a goodwill impairment exists, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any by evaluating the adverse qualitative factors. ASU 2010-28 became effective for a public entity for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Adoption of this standard required recording a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Accordingly, adoption of the new guidance has not impacted the Company’s financial statements.

3.
Business Combinations (Topic 805). In December 2010, the FASB issued “Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations” (Accounting Standards Update (ASU) 2010-29). If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. If comparative financial statements are not presented, the revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period (supplemental pro forma information). ASU 2010-29 also expands the supplemental pro forma disclosures to include the description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. ASU 2010-29 is applied prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010; earlier application is permitted. The Company has not completed any business combinations since January 1, 2010.  Accordingly, adoption of the new guidance has not impacted the Company’s financial statements.

4.
Subsequent Events (Topic 855). In February 2010, the FASB issued “Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements” (Accounting Standards Update (ASU) 2010-09), which requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued. An SEC filer is an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section. ASU 2010-09 also clarifies that Revised financial statements are considered reissued financial statements and financial statements are revised only for correction of an error or retrospective application of U.S. GAAP. ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010 and is applied prospectively. Adoption of this amendment did not have an impact on the company’s consolidated financial statements.

Note 3 - Prepaid Expenses and Other Receivables
	December 31,
	2010	2009
Unbilled revenues	$1,265,795	$769,705
Prepaid expenses	601,328	681,961
Other receivables	1,209,937	971,736
	$3,077,060	$2,423,402

 Note 4 - Fixed Assets

	December 31,
	2010	2009
Cost
Communication equipment	$69,397,623	$67,546,756
Fiber network	44,443,236	38,825,568
Office furniture and equipment	3,664,434	2,009,326
Development costs	2,044,362	1,275,914
Computer equipment	10,242,282	9,974,301
Construction equipment	481,049	583,253
Motor vehicles	1,458,887	1,032,412
Building and plant	10,478,823	10,441,678
	142,210,696	131,689,208

Accumulated Depreciation
Communication equipment	56,859,826	56,992,241
Fiber network	9,843,897	8,632,614
Office furniture and equipment	3,327,691	1,723,547
Development costs	-	-
Computer equipment	8,784,800	8,323,659
Construction equipment	338,129	375,469
Motor vehicles	824,699	782,951
Building	3,686,862	3,312,032
	83,665,904	80,142,513

Fixed assets, net	$58,544,792	$51,546,695

Note 5 - Intangible Assets

The breakdown of intangible assets as of December 31, 2010 and 2009 was as follows:

	Customer Relationships	License	Total
December 31, 2010
Cost	$3,130,800	$250,000	$3,380,800
Accumulated amortization	2,173,929	-	2,173,929

Net	$956,871	$250,000	$1,206,871

December 31, 2009
Cost	$3,130,800	$250,000	$3,380,800
Accumulated amortization	1,448,029	-	1,448,029

Net	$1,682,771	$250,000	$1,932,771

Based on the intangible assets in service as of December 31, 2010, estimated amortization expense for each of the next five years ending December 31 is as follows:

	2011	2012	2013	2014	2015
Amortization expense	$696,387	$260,484	$-	$-	$-

Amortization expenses amounted to $725,900 and $726,836 for the years ended December 31, 2010 and 2009, respectively.

Note 6 - Goodwill

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

Information regarding the nonrecurring fair value measurement completed during the year ended December 31, 2009:
	Fair value as of measurement date	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Impairment charge
		(Level 1)	(Level 2)	(Level 3)
Goodwill related to US segment	$-	$ N/A	$ N/A	$-	$21,147,745

Note 7 - Other Liabilities and Accrued Expenses

	December 31,
	2010	2009

Payroll and payroll related	$797,446	$760,852
Accrued expense	2,249,114	2,022,239
Deferred revenues	1,013,833	1,039,905
Tax authorities	786,139	-
Others	264,597	99,745
	$5,111,129	$3,922,741

Note 8 - Notes Payable from related parties

	December 31,
	2010	2009

Loan from various lenders (1)	$-	$541,707

1.
On December 1, 2009, the Company issued a series of promissory notes to various lenders who are either affiliates of the Company or people related to certain affiliates and/or business partners of the Company.  The notes bore interest of 10% and matured between three months and one year from issuance. The proceeds of the notes were utilized to repay obligations under the Company’s Series A Bonds. The promissory notes were paid in full during 2010.

Note 9 - Notes Payable to the United States Department of Agriculture

	December 31,
	2010	2009

Notes Payable to the United States Department of Agriculture	$9,912,707	$5,574,100

Less current portion (see note 10)	420,259	263,068

Long-term portion	$9,492,448	$5,311,032

NTS Telephone Company, LLC, a wholly owned subsidiary of NTS Communications, Inc., received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the advance date until full repayment after 17 years from each advance date. The loan bears interest at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. Advances are provided as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The note is non-recourse to NTS and all other NTS subsidiaries and is secured by NTS Telephone's assets which were $10.6 million at December 31, 2010. As of December 31, 2010, the annual average weighted interest rate on the outstanding advances was 3.79%.

PRIDE Network, Inc., a wholly owned subsidiary of NTS Communications, Inc., has received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total $99.9 million funding in form of $45.9 million in grants and $54 million in 19 to 20-year loans. The loans bear interest at the Treasury rate for comparable loans with comparable maturities. The funding will allow the Company to develop its FTTP infrastructure, known as the PRIDE Network in northwestern Texas and further expand it to communities in southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The total aggregate amount of these loans and grants as of December 31, 2010 is $1,694,270 and $1,211,272, respectively. The loans are non-recourse to NTS and all other NTS subsidiaries and are secured by PRIDE Network's assets which were $1.9 million at December 31, 2010. As of December 31, 2010, the annual average weighted interest rate on the outstanding advances was 3.81%.

The notes payable from the United States Department of Agriculture mature as follows:

Year
2011	$420,259
2012	554,959
2013	576,416
2014	598,476
2015	621,319
2016 and thereafter	7,141,278
$9,912,707

Note 10 - Notes Payable

		December 31,
	Annual Interest Rate	2010	2009
Credit line and loan from a commercial bank (1)	2% above the WSJ Prime	$2,843,084	$5,583,692
Credit line from Bank Leumi (UK) Plc.	1.51%	-	241,373
Current maturity of notes payable from the united States Department of Agriculture (see note 9)	3.79%-3.81%	420,259	263,068
Long-term loan from Burlingame Equity Investors, LP ("Burlingame") (2)	10.0%	3,196,357	-
Other notes payable	3.45% - 12.0%	32,593	114,485
		6,492,293	7,072,854

Less current portion		3,281,420	7,029,842

Long-term portion		$3,210,873	$43,012

1.
On October 14, 2010, NTS replaced the revolving line of credit and the loan from commercial bank with a new loan in the amount of $2,983,531 with a maturity date of October 13, 2011. The new loan bears interest at a rate equivalent to 2% above the Wall Street Journal Prime rate, but not less than 6% per annum and is repayable in equal principal and interest monthly installments of $100,000 each. The new loan is secured by an assignment of all of NTS’ trade accounts receivable, equipment and inventory.

2.
On March 23, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame. As part of the Purchase Agreement, the Company issued a senior promissory note in the aggregate principal amount of $3,500,000, maturing on March 22, 2012. Interest accrues at an annual rate of 10% and is payable quarterly. The note is not secured and has equal liquidation rights with the Company's Series A Bonds issued in Israel on December 13, 2007. The Company evaluated the fair value of each of the three securities that were issued under the Purchase Agreement (i.e., the promissory note, 2,173,913 shares of the Company’s common stock, and a warrant to purchase 950,000 shares of the Company’s common stock) and recorded the promissory note at its fair value of $2,556,240. The difference between the fair value and the principal amount will be expense ratably over the life of the promissory note. The effective rate of the note is calculated at 27.5%.

The notes payable mature as follows:

Year
2011	$3,281,420
2012	3,210,873
$6,492,293

Note 11 - Bonds payable

A.	Issuance of Bonds

On December 13, 2007, the Company issued a total of NIS 100,382,100 ($25,562,032) unsecured Series A Bonds (the “Bonds”) to Israeli institutional investors. The principal of the Bonds is repaid in 8 equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). On November 11, 2008 (the “Date of Listing”), the Bonds commenced trading on the TASE. From the Date of Issuance until the Date of Listing, the Bonds accrued annual interest at a rate of 9%. As of the Date of Listing, the interest rate for the unpaid balance of the Bonds was reduced by 1% to an annual interest rate of 8%. The interest on the Bonds is paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive).  The principal and interest of the Bonds are linked to the Israeli Consumer Price Index. The known CPI at December 31, 2010 was 113.10.

The components of the bonds payable are as follows:

	December 31,
	2010	2009

Outstanding balance (in NIS)	62,738,813	75,286,575
Accrued Interest (in NIS)	412,529	511,536
Increase in debt due to CPI adjustments (in NIS)	7,209,581	6,769,705
Total outstanding debt	70,360,923	82,567,816

Exchange rate for year end	3.55	3.78

Total outstanding debt (USD)	$19,825,563	$21,872,269
Debt discount related to warrants	(602,643)	(724,311)

Total outstanding debt	19,222,920	21,147,958

Less current portion	3,933,014	3,637,146

Long-term portion	$15,289,906	$17,510,812

The Company issued the holders of the Bonds, for no additional consideration, 956,020 (non-tradable) Warrants, each exercisable at an exercise price of $3.50 with a term of 4 years, beginning on September 2, 2008.

The Company attributed the composition of the proceeds from the offering as follows:

Bonds Series A	$24,588,726
Stock Purchase Warrants (1)	973,306
Total	$25,562,032

(1)	Presented as part of Additional Paid-in Capital.

The resulting debt discount and bonds issuance costs are being amortized into interest expense over the life of the bonds.

B.	Aggregate maturities are as follows:

2011	$3,822,476
2012	3,822,476
2013	3,822,476
2014	3,822,477
2015	3,822,477
19,112,382
Accrued interest	110,538

$19,222,920

During 2010, principal and interest payments (including CPI adjustments) on the Company's bonds were $3,428,350 and $1,703,790 respectively. During 2009, principal and interest payments on the Company's bonds were $3,321,939 and $1,983,595 respectively.

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

Future minimum lease payments under capital leases as of December 31, 2010 are:

2011	$829,044
2012	555,978
2013	49,649

Total	$1,434,671

Total minimum lease payments	$1,542,867
Less: amount representing interest at average rate of 7.54%	(108,196)

Present value of net minimum lease payment	$1,434,671

Following is a summary of fixed assets held under capital leases:

	December 31,
	2010	2009

Communication equipment	$508,781	$458,306
Construction equipment	289,603	52,118
Telephone equipment	189,242	-
Computer equipment	82,376	-
Motor vehicles	364,669	-
	$1,434,671	$510,424

Note 13 - Employee Benefit Plan

The Company maintains an employee's savings and retirement plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees who have completed six months of service become eligible to participate in the semi-annual plan that is nearest to their entry dates. The Company's contribution to the plan, as determined by the Board of Directors, is discretionary and is limited to a portion of the employee's contribution. The Company contributed $80,586 and $408,935 during the years ended December 31, 2010 and 2009, respectively.

Note 14 - Income Taxes

The provision for income taxes is based on earnings before income taxes reported for financial statement purposes. The loss from continuing operations before income taxes for the year 2010 and 2009 was $4,310,496 and $23,580,608 respectively.

The income tax (benefit) provision from continuing operations was as follows:

	December 31,
	2010	2009
Current:
Federal	$-	$-
State	(224,833)	(219,025)
Deferred:
Federal	1,979,505	306,897
State	59,995	36,105

Total benefit (expense)	$1,814,667	$123,977

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

	December 31,
	2010	2009
Deferred Tax Liabilities:
Accelerated tax depreciation of fixed assets	$8,055,999	$7,954,705

Deferred Tax Assets:
Carry forward losses	4,133,590	3,860,264
Allowance for bad debts	135,685	115,565
Evaluation of bonds payable to the Israeli Consumer Price Index and exchange rate	1,309,703	625,231
Accrued vacation and severance pay	153,509	188,868
Expenses related to warrants and non qualified stock options	159,126	-

Net deferred taxes liabilities	$2,164,386	$3,164,777

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

While the Company currently anticipates profitability in the United States during 2011, achievement of overall profitability will be a significant factor in determining our continuing ability to carry these deferred tax assets. If the Company does not achieve at least moderate levels of pretax results in 2011, it is reasonably possible that the Company may need to establish a valuation allowance for some or all of the deferred tax assets in the United States, which could materially impact the Company's income tax provision, financial position and results of operations. The utilization of a portion of the Company's NOLs and carryforwards may be subject to annual limitations under Internal Revenue Code Section 382. Subsequent equity changes could further limit the utilization of these NOLs and credit carryforwards.  A Section 382 study has not been completed as of December 31, 2010.

The provision for income taxes differs from the amount computed by applying the statutory income tax rates to income before taxes as follows:

	December 31,
	2010	2009

Income tax expense (benefit) computed at statutory rate	$(1,465,603)	$(8,017,406)

Goodwill impairment	-	7,190,233
State income taxes, net of Federal benefit	104,975	218,352
Difference between income reported for tax purposes and income for financial reporting purposes	109,205	-
Adjustment to deferred tax items	(217,769)	-
Difference in the effective tax rate that was used to calculate deferred tax assets and liabilities	(156,680)	-
Other	(188,795)	484,844

Expense (benefit) for income taxes	$(1,814,667)	$(123,977)

The Company has not recorded a liability as of December 31, 2010 and 2009 for uncertain tax positions as it does not believe there will be any differences between the tax positions taken by the Company and expected to be taken by the tax authorities.  The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense (benefit) in the consolidated statement of operations.  During the years ended December 31, 2010 and 2009, the Company did not recognize income tax expense related to interest and penalties.

 It is reasonably possible that our unrecognized tax benefits could increase or decrease significantly during the next twelve months due to the resolution of certain U.S. and international tax uncertainties; however it is not possible to estimate the potential change at this time.

Note 15 - Contingent Liabilities, Commitments and Guarantees

A. Commitments
1.	The Company leases its facilities in the USA under operating lease agreement, which will expire in 2011 and thereafter. The minimum lease payments under non-cancelable operating leases are as follows:

Year ended December 31,

2011	$2,157,564
2012	1,658,711
2013	673,973
2014	240,026
$4,730,274

Total operating lease and rent expenses for the years ended December 31, 2010 and 2009, were $2,493,589 and $2,321,773 respectively.

B. Liens and guarantees

1.
On October 14, 2010, NTS replaced the revolving line of credit and the loans with a new loan in the amount of $2,983,531 with a maturity date of October 13, 2011. The new loan bears interest at a rate equivalent to 2% above  the Wall Street Journal Prime rate, but not less than 6% per annum and is repayable in equal principal and interest monthly installments of $100,000 each. The new loan is secured by an assignment of all of NTS’ trade accounts receivable, equipment and inventory.

Note 16 - Capital Structure

 1. Shares and Warrants
A.
The holders of the Company's share of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The common stock has no pre-emptive or conversion rights or other subscription rights. There are no sinking fund provisions applicable to the common stock.

B.
On February 15, 2010, the Company granted the following options to officers and employees under the Company’s 2007 Stock Incentive Plan:

(1) The Company's President, Chief Executive Officer and director was granted options to purchase 1,500,000 shares of common stock, fully vested, exercisable at $1.10 per share and expiring five years from the date of grant. Based on the assumptions below, the Company estimated the fair value of the options at $294,386.
(2) The Company's Chief Financial Officer was granted options to purchase 400,000 shares of common stock, exercisable at $1.10 per share and expiring seven years from the grant date. The options will vest as to 25% of the underlying shares 12 months from the date of grant. The remaining 75% of the options shall vest in equal quarterly installments after 15 months from the date of grant. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest. Based on the assumptions below, the Company estimated the fair value of the options at $107,050.
(3) An aggregate of 1,372,500 options to purchase shares of common stock were granted to other employees of the Company and its subsidiaries.  Each such option is exercisable at $1.10 per share and expires seven years from the date of grant.  Of these options, 85,000 options are fully vested on the date of grant, and the remaining 1,287,500 options will vest as to 25% of the underlying shares 12 months from the date of grant, with the remaining 75% vesting in equal quarterly installments after 15 months from the date of grant. Additionally, 125,000 of the options will immediately and fully vest in the event of a change in control of the Company. Based on the assumption below, the Company estimated the fair value of the options at $367,311. On March 22, 2010, 69,500 of these options were exercised.

C.	Securities Purchase Agreement with Burlingame

On March 23, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame Equity Investors, LP (“Burlingame”), for the issuance of the following securities of the Company ("Components") for an aggregate purchase price of $6,000,000:

(1) A senior promissory note in the aggregate principal amount of $3,500,000, maturing on March 22, 2012.  Interest accrues at an annual rate of 10% and is payable quarterly. The note is not secured and has equal liquidation rights with the Company's Series A Bonds issued in Israel on December 13, 2007. The note is included in the Company's long-term Notes Payables.

(2) 2,173,913 shares of the Company’s common stock at a price of $1.15 per share for a total purchase price of $2,500,000.

(3) A warrant to purchase 950,000 shares of the Company’s Common Stock, which shall be exercisable at a price of $2.00 per share for a period of 5 years. The number of shares issuable upon exercise of the Warrant, and/or the applicable exercise price, may be proportionately adjusted in the event of a stock dividend, distribution, subdivision, combination, merger, consolidation, sale of assets, spin-off or similar transactions. The fair value of the warrants is $691,863 using the Black-Scholes pricing model. The assumptions used in the valuation model are: volatility of 48.4%; risk-free interest 2.44%; dividend yield 0%; and expected life of 5 years.

The Company allocated the total aggregate purchase price of $6,000,000 to the three Components above based on their relative fair value. After such allocation, the senior promissory note was recorded at $2,556,240; the shares were recorded at $2,918,920; and the warrants at $524,840

D.	Subscription Agreement with certain investors affiliated with Gagnon Securities LLC

On March 23, 2010, the Company entered into a Subscription Agreement with certain investors affiliated with Gagnon Securities LLC, an existing shareholder (collectively, “Gagnon”), for the issuance of 500,000 Common Stock at a purchase price of $1.15 per share for an aggregate purchase price of $575,000.

E.
On September 20, 2010, the Company granted the following options to directors and employees under the Company’s 2007 Stock Incentive Plan:
(1) An aggregate of 360,000 options to purchase shares of common stock were granted to four directors of the Company. The options vest in equal monthly installments of 10,000 during a period of nine months from date of grant. The options are exercisable at $1.22 per share and expire five years from the date of grant. Based on the assumptions below, the Company estimated the fair value of the options at $164,121.
(2) An aggregate of 135,000 options to purchase shares of common stock were granted to employees of the Company and its subsidiaries.  Each option is exercisable at $1.22 per share and expires seven years from the date of grant.  The options will vest as to 25% of the underlying shares on the 12 month anniversary from the date of grant, with the remaining 75% of the options vesting in equal quarterly installments after 15 months from the date of grant. Based on the assumption below, the Company estimated the fair value of the options at $73,978.

F.
The Company entered into an Agreement and Release with John Burton effective as of October 31, 2010 (the “Release”). Mr. Burton was employed by the Company's former wholly owned UK subsidiary Swiftnet Limited (“Swiftnet”) as General Manager pursuant to a Service Agreement dated July 3, 2006 (the “Service Agreement”) which was amended on January 15, 2009. The Release acknowledged that in consideration of the termination of the Service Agreement on July 31, 2010, in connection with the purchase of Swiftnet by AMIT K LTD, a company which is wholly owned and controlled by Abraham Keinan (a significant shareholder of the Company and our former Chairman of the Board and director), the Company agreed to extend the expiration date of Mr. Burton’s options, under the Company's 2004 Stock Option Plan, to purchase 300,000 shares of the Company's common stock (the “Options”) to October 31, 2013 and amend the exercise price of 40,000 of the Options to $1.50 per share. In return, Mr. Burton agreed to forever release and discharge the Company and its respective affiliates, shareholders, directors, officers, employees, agents and attorneys from any and all claims, demands, losses, damages, actions, causes of action, suits, debts, promises, liabilities, obligations, liens, costs, expenses, attorney’s fees, indemnities, subrogations or duties, of any nature, character or description whatsoever which Mr. Burton may have arising from or relating to, directly or indirectly, Mr. Burton’s employment and discontinuation of employment with Swiftnet (including the Service Agreement) and/or the Options. The foregoing release includes, but is not limited to, claims at law or equity or sounding in contract (express or implied) or torts arising under federal, state or local laws or the common law prohibiting any form of discrimination, and does not include third party claims made against Mr. Burton as a result of him being a Director of one or more of the Company's subsidiaries. Based on the assumptions below, the Company estimated the fair value of the Options under the new terms at $57,871, which was recorded as an expense under loss from discontinued operations in the United Kingdom.

	Number of warrants	Weighted average exercise price

Warrants outstanding at December 31, 2008	7,497,888	$3.68
Granted	-	$-
Cancelled or expired	(1,136,737)	$5.50

Warrants outstanding at December 31, 2009	6,361,151	$3.36
Granted	950,000	$2.00
Cancelled or expired	(1,517,783)	$3.80
Warrants outstanding and exercisable at December 31, 2010	5,793,368	$3.10

The following table summarizes information about warrants vested and exercisable at December 31, 2010:

	Warrants vested and exercisable
Range price ($)	Number of warrants	Weighted average remaining contractual life (years)	Weighted average exercise price
$2.00	950,000	4.35	$2.00
$2.86-$3.10	1,920,336	1.49	$3.05
$3.25-$3.63	2,815,392	1.36	$3.45
$4.00-$5.50	107,640	0.71	$4.42

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

The following table summarizes the Company's weighted average assumptions used in the valuation of options for the year ended December 31, 2010:
Year ended December 31,
2010

Volatility	49.0%
Risk-free interest rate	2.4%
Dividend yield	0%
Forfeiture rate	20%
Expected life (years)	5.8

The Company did not award stock options during year 2009. The Company's aggregate compensation cost for the years ended December 31, 2010 and 2009 totaled $693,391 and $589,219, respectively.

	Number of options	Weighted average exercise price	Aggregate Intrinsic value

Options outstanding at December 31, 2008	6,366,000	$3.55	-
Granted	-	-
Exercised	-	-
Cancelled or expired	(320,000)	$3.50	-

Options outstanding at December 31, 2009	6,046,000	$3.55	-
Granted	3,767,500	$1.12
Exercised	(69,500)	$1.10
Cancelled or expired	(4,067,000)	$3.53
Options outstanding at December 31, 2010	5,677,000	$1.96	$113,528

Options vested and exercisable as of December 31, 2009	4,838,750	$3.34

Options vested and exercisable as of December 31, 2010	3,534,500	$2.40

Weighted average fair value of options granted in 2009		N/A

Weighted average fair value of options granted in 2010		0.27

There was no aggregate intrinsic value at December 31, 2009 as the Company's stock price of $0.70 on December 31, 2009 was below the exercise price of the outstanding stock options. As of December 31, 2010, there was $392,215 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted average period of 4.4 years.

The following table summarizes information about options vested and exercisable at December 31, 2010:

	Options vested and exercisable
Range price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
$1.10-$1.50	1,670,500	4.15	$1.12
$2.79	950,000	2.16	$2.79
$3.146-$5.00	914,000	3.66	$4.35

The following table summarizes information about options expected to vest after December 31, 2010:

	Options expected to vest
Range price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
$1.10-$1.50	1,614,000	6.00	$1.12
$3.146-$5.00	100,000	5.25	$3.15

Note 17 - Earnings Per Share

	Year Ended December 31, 2010
	Net loss	Weighted Average Shares	Per share amounts

Basic EPS:
Net loss from continued operations	$(2,495,929)	20,503,350	$(0.122)

Loss from discontinued operations	(2,113,594)	-	(0.103)

Effect of dilutive securities:
Options and warrants (*)	-	-	-
Diluted EPS:
Net loss attributable to shareholders	$(4,609,523)	20,503,350	$(0.225)

	Year Ended December 31 , 2009
	Net loss	Weighted Average Shares	Per share amounts
Basic EPS:
Net loss attributable to shareholders	$(23,456,628)	18,376,075	$(1.276)

Income from discontinued operations	1,277,196	-	0.069

Effect of dilutive securities:
Options and warrants (*)	-	-	-
Diluted EPS:
Net loss attributable to shareholders	$(22,179,432)	18,376,075	$(1.207)

 (*) As of December 31, 2010 and 2009 the Company did not have any dilutive securities.

Note 18 - Related Party Transactions

	Years ended
	December 31,
	2010	2009

Abraham Keinan
Fees	$211,465	$301,204
Accrued expenses	-	79,388

Guy Nissenson
Fees	430,749	301,204
Accrued expenses	-	78,971

Dionysos Investments (1999) Limited:
Fees	147,616	150,602
Accrued Expenses	-	18,951

Severance agreement with the Company's CEO

On September 20, 2010, the Company entered into a Severance Agreement (the “Agreement”) with Guy Nissenson, its President, CEO, director and significant shareholder.  The Agreement was entered into pursuant to Section 17 of the Consulting Agreement between the Company and Mr. Nissenson, dated March 28, 2007, and amended on June 30, 2010 (the “Consulting Agreement”).  Pursuant to the Agreement, in the event that (a) either (1) the Company terminates the Consulting Agreement and/or the Employment Agreement between the Company and Mr. Nissenson, dated June 30, 2010 (the “Employment Agreement”), for a reason other than cause, disability or death, or (2) Mr. Nissenson terminates the Consulting Agreement and the Employment Agreement for good reason, and (b) Mr. Nissenson (1) signs and delivers to the Company a Release of Claims satisfactory to the Company, and (2) complies with the applicable terms of the Agreement, the Consulting Agreement and the Employment Agreement, then Mr. Nissenson shall be entitled to certain severance benefits.

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

New Employment Agreement with Xfone, Inc.

On June 30, 2010, the Company and Mr. Nissenson entered into a new Employment Agreement (the “Xfone Employment Agreement”), pursuant to which Mr. Nissenson is employed by the Company as its President and CEO, effective as of April 1, 2010.  Pursuant to the Xfone Employment Agreement, Mr. Nissenson will be paid an annual gross salary of $78,000, payable in equal monthly payments of $6,500 each.  The initial employment period is from April 1, 2010 to March 31, 2015.  The term shall be extended automatically for additional periods of 3 years each.  Each party generally has the right to terminate the automatic extensions at any time for any reason, by providing 6 months advance written notice. However, as long as Mr. Nissenson controls, directly and/or indirectly, 15% or more of the voting rights of the Company’s common stock, in the event the Company elects to terminate the automatic extensions, Mr. Nissenson will be entitled to 12 months advance written notice from the Company. Notwithstanding the foregoing, Mr. Nissenson may terminate the Xfone Employment Agreement at any time for any reason by providing 8 months advance written notice to the Company.

Mr. Nissenson has undertaken to execute a letter of undertaking regarding confidentiality and non-competition provisions, and preservation of the Company’s intellectual property.  The Xfone Employment Agreement also contains provisions relating to conflicts of interest and loyalty, as well as other customary terms and conditions.

Note 19 - Economic Dependency and Credit Risk

Approximately, 56.9% and 45.5% of the Company's purchases are from one supplier for the year ended December 31, 2010 and 2009, respectively.

Note 20 - Segment Information

As of January 1, 2010, the Company has one reporting segment. The Company's operations in the United Kingdom and Israel are reported as discontinued operations (Note 1B and 1C).

Note 21- Legal proceedings

1.	FCC Enforcement Bureau (EB-06-IH-0904)

On March 6, 2006, the FCC’s Enforcement Bureau initiated an investigation into Telephone Electronic Company’s (“TEC”) compliance with FCC Rules for compensation of payphone service providers. The Enforcement Bureau issued requests for production to TEC, its affiliates and subsidiaries. TEC was a majority shareholder of NTS Communications, Inc. (“NTS”) at the time of this investigation which was prior to our acquisition of NTS in February 2008. On April 26, 2006, NTS filed its response to the request for production. The FCC has the authority to issue fines for violations of its regulations.  NTS believes it was in compliance and will not incur any fine. In February 2011, we were informally advised by the FCC staff that the FCC does not currently anticipate taking any action against NTS. However, there can be no assurance that the FCC will not make a determination to take action against NTS in the future.

2.	Eliezer Tzur et al. vs. 012 Telecom Ltd. Et al.

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), the Company's former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to the Company (collectively with Xfone 018, the “Defendants”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by consumers to the Defendants’ respective technical support numbers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15.34). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,113,271) which reflects the Petitioners’ estimation of damages caused to all consumers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request. A court hearing with respect to the approval or disapproval of the Class Action Request has been scheduled for April 17, 2011.

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its registered customers of international calling services (the “Services”) who called its telephone service center from December 15, 2004 until December 31, 2009, due to a problem in the Services, and were charged for such calls (the “Compensation”). The Compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one time special reward in the amount of NIS 10,000 (approximately $2,817) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $11,271) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court.

On May 14, 2010, the Company entered into an agreement (including any amendment and supplement thereto, the “Agreement”) with Marathon Telecom Ltd. for the sale of our majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, the Company is fully and exclusively liable for any and all amounts, payments or expenses which will be incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Agreement provides that the Company shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, the Company shall bear only the cost of such services). Section 10 of the Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with the Company and with mutual assistance. Subject to and upon the approval of the Settlement Agreement by the Israeli Court, the Company shall bear and/or pay: (i) the costs of the Compensation; (ii) the Reward; (iii) the Attorneys Fee; (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $21,133); and (v) Xfone 018 a lump sum of NIS 20,000 (approximately $5,635) plus VAT for its expenses in connection with the implementation of the Settlement Agreement.

In the event the Settlement Agreement is not approved by the Israeli Court, Xfone 018 shall vigorously defend the Class Action Request.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.   CONTROLS AND PROCEDURES

(a)           Management’s Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer have concluded that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, to allow for timely decisions regarding required disclosure of material information required to be disclosed in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives and our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the U.S. Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

(c)           Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Board is comprised of the following seven (7) members as of March 17, 2011:

Name of Director:	Director Since:	Will next stand for re-election at the Annual Meeting of Stockholders in:
Itzhak Almog, Chairman of the Board	May 18, 2006	2011
Guy Nissenson, President and Chief Executive Officer	Inception	2011
Niv Krikov, Treasurer and Chief Financial Officer	December 27, 2010	2011
Shemer S. Schwarz	December 19, 2002	2011
Israel Singer	December 28, 2006	2011
Arie Rosenfeld	January 16, 2009	2011
Timothy M. Farrar	December 27, 2010	2011

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

Subsequently, the Board of Directors re-evaluated the structure of the Board, and felt that it would be in the best interests of the Company and its stockholders if each director served for a one-year term only. Accordingly, on January 15, 2009, the Board of Directors approved and adopted the Company’s Reamended and Restated Bylaws (the “2009 Amended Bylaws”), which, among other things, de-classified the Board from its previous 3-class structure. The 2009 Amended Bylaws provided that each director elected or re-elected at an Annual Meeting of Stockholders would serve until the next Annual Meeting, except for Abraham Keinan, Guy Nissenson and Shemer Shimon Schwarz, who were re-elected at the Company’s 2008 Annual Meeting of Stockholders as Class A directors in accordance with the previous classified structure, and will therefore next stand for re-election at the 2011 Annual Meeting of Stockholders. Mr. Keinan resigned from the Board effective March 1, 2011 and accordingly will not stand for re-election. The 2009 Amended Bylaws also increased the Board size to be comprised of not less than two (2) and no more than ten (10) directors.

On November 18, 2010, the Board of Directors approved and adopted the Company’s Reamended and Restated Bylaws (the “2010 Amended Bylaws”). The sole change contained in the 2010 Amended Bylaws, which amended the 2009 Amended Bylaws that were in effect prior to this amendment,  is a revision to Article 3.1.1 reducing the maximum number of directors authorized to serve on the Board from ten (10) to eight (8).

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

Name	Age	Director / Officer
Itzhak Almog	72	Director since May 18, 2006, an independent director and Chairman of our Board of Directors since September 19, 2010 and Chairman of the Audit Committee and the Nominating Committee of the Board.
Guy Nissenson	36	Director, President and Chief Executive Officer since our inception.
Niv Krikov	40	Director since December 27, 2010, Treasurer and Chief Financial Officer since August 13, 2007, and Principal Accounting Officer since May 9, 2007.
Shemer S. Schwarz	36	Director, since December 19, 2002, an independent director and a member of our Audit Committee and our Compensation Committee.
Israel Singer	62	Director since December 28, 2006, an independent director and the Chairman of the Compensation Committee and a member of the Audit Committee.
Arie Rosenfeld	67	Director since January 16, 2009 an independent director and a member of our Nominating Committee.
Timothy M. Farrar	42	Director since December 27, 2010 and an independent director.

Mr. Itzhak Almog has been a member of our Board of Directors since May 18, 2006 and is an independent director and Chairman of our Board of Directors since September 19, 2010 and is Chairman of the Audit Committee and the Nominating Committee of the Board. From 2002 until his retirement in 2007, Mr. Almog was an independent business consultant, specializing in international marketing and management. From 1993 to 2002, Mr. Almog was the President and CEO of Comverge Control Systems Ltd., an Israel based start-up company, which developed innovative solutions for Electric Utilities. From 1990 to 1993, Mr. Almog was the President of Tasco Electronic Services, Inc., a US based Hi-Tech company, specializing in Automatic Test machines for commercial and military Aviation. Mr. Almog was an officer with the rank of Rear Admiral in the Israel Defense Forces and served in various commanding posts in the Israeli Navy. In 1980 Mr. Almog received a BA in Modern Middle East History from the Tel Aviv University. In 1984 Mr. Almog received a Master of Business Administration from the Tel Aviv University. Mr. Almog’s extensive experience and deep understanding of the issues facing global companies bring a valuable perspective to our Board of Directors, Audit Committee and Nominating Committee.

Mr. Guy Nissenson has been our President, Chief Executive Officer and Director since our inception. Mr. Nissenson has been the Chairman of the Board of Xfone USA and NTS Communications since March 2005 and February 2008 respectively. Mr. Nissenson was a marketing manager of RADA Electronic Industries Ltd. in Israel from May 1997 to October 1998. Mr. Nissenson was an audit and control officer with the rank of Lieutenant of the Israel Defense Forces - Central Drafting Base and other posts from March 1993 to May 1997. In July 2000, Mr. Nissenson received a Bachelor of Science Degree in Business Management from Kings College - University of London. In September 2001, Mr. Nissenson received a Master of Business Administration in International Business from Royal Holloway at the University of London, United Kingdom. As one of our founders, as well as our President and Chief Executive Officer since our inception, Mr. Nissenson is a key member of our Board of Directors. Mr. Nissenson’s business aptitude and leadership have contributed to our focus on growth opportunities for our business and qualify him for service as our Director.

Mr. Niv Krikov has been a member of our Board of Directors since December 27, 2010. He became our Vice President Finance on March 13, 2007, and our Principal Accounting Officer on May 9, 2007. On August 13, 2007, Mr. Krikov was elected as our Treasurer and Chief Financial Officer. Following his election, Mr. Krikov no longer serves as our Vice President Finance, but continues to serve as our Principal Accounting Officer. Effective as of August 15, 2009, Mr. Krikov is also serving as Executive Vice President of NTS Communications, Inc., our wholly-owned TX-based subsidiary. On July 29, 2010, Mr. Krikov was named to replace Abraham Keinan on the Board of Directors NTS Communications and on the Board of Directors Xfone USA, Inc., our wholly-owned MS-based subsidiary, and its subsidiaries eXpeTel Communications, Inc., and Gulf Coast Utilities, Inc. Prior to joining us, Mr. Krikov held the following financial and accounting positions: Corporate Controller of Nur Macroprinter Ltd., a publicly traded company acting as a manufacturer of wide format digital printers, where Mr. Krikov was responsible, among other duties, for the preparation of all financial reports (2005 to March 2007); Controller and later Credit and Revenues Manager of Alvarion Ltd. (NASDAQ: ALVR), a developer and manufacturer of wireless communication equipment (2002 to 2005); Auditor at the Israeli public accounting firm of Kost Forer Gabbay & Kasierer, an affiliate of the international public accounting firm Ernst & Young (1997 to 2001). Mr. Krikov holds a B.A. degree in Economics and Accounting from the Tel Aviv University and a LL.M degree from the Faculty of Law at the Bar Ilan University in Israel and is licensed as a CPA in Israel. Mr. Krikov's skills and life-long background of dealing with financial matters qualify him for service as one of our Directors.

Mr. Shemer S. Schwarz has been a member of our Board of Directors since December 19, 2002, and is an independent director and a member of the Audit Committee and the Compensation Committee of our Board. Mr. Schwarz had been a Director of Xfone 018 from April 2004 until August 2010. Mr. Schwarz had been a Director of Xfone USA from March 2005 until February 2008. From March 2003 to January 2008, Mr. Schwarz was the co-founder and research and development expert of XIV Ltd., a data storage startup company located in Tel-Aviv, Israel. XIV Ltd. was acquired by IBM in January 2008 and since that time Mr. Schwarz has led research and development of the XIV Ltd. storage project at IBM. From November 2001 to March 2003, Mr. Schwarz has been an Application Team Leader of RF Waves, an Israel based high technology company in the field of wireless communication. From 1996 to 2001, Mr. Schwarz was a Captain in the Research and Development Center of the Israel Defense Forces Intelligence. In July 1995, Mr. Schwarz received a BS degree in Physics and Mathematics from the Hebrew University in Jerusalem. In September 2003, Mr. Schwarz received an MS degree in Computer science from the Tel-Aviv University in Tel-Aviv. In 2010 Mr. Schwarz received a Master of Business Administration from the Tel Aviv University. Mr. Schwarz’s experience in communications and technology - oriented organizations, as well as his analytical skills and education, qualify him for service as our Director and member of our Audit Committee and Compensation Committee.

Mr. Israel Singer has been a member of our Board of Directors since December 28, 2006, and is an independent director and a member of the Audit Committee and the Chairman of the Compensation Committee. Mr. Singer is an elected member of the Ramat Gan City council. During 2006, Mr. Singer was the managing director of the academic center “Raanana College” in Israel. During 2004 and 2005, Mr. Singer was a consultant to the Education Committee of the “Israeli Knesset” (the Israeli Parliament). From 1985 to 2003, Mr. Singer was the principal of the “Blich High School” in Ramat Gan. From 1992 to 1998, Mr. Singer was a member of the board of directors of Rada Electronic Industries Ltd. In 1973, Mr. Singer received a B.Sc. in Physics from the Tel Aviv University. In 1978, Mr. Singer received an M.Sc. in High - Energy Physics from the Tel Aviv University.  Mr. Singer’s broad managing experience and analytical skills make him a valuable member of our Board of Directors, Audit Committee and Compensation Committee.

Mr. Arie Rosenfeld has been a member of our Board of Directors since January 16, 2009, and is an independent director and member of our Nominating Committee. He is currently involved with a number of High-Tech companies around the world. From April 2008 until April 2010, Mr. Rosenfeld served as Chairman of Software Imaging Ltd., an imaging software company in Oxford, U.K.  Mr. Rosenfeld serves as managing partner of DOR Ventures s.c.a., a venture capital fund based in Brussels, Belgium (since May 2000), and as a strategic consultant to Dainippon Screen Manufacturing Co. Ltd., a company providing manufacturing equipment to the semiconductor and graphic industries, based in Kyoto, Japan (since June 1996). Between May 2005 and December 2008, Mr. Rosenfeld served as Chairman of Printar Ltd., manufacturer of digital printing equipment for the PCB industry, based in Rehovoth, Israel.  From June 1997 to June 2007, Mr. Rosenfeld served as Chairman of the Board of XAAR plc, a supplier of ink-jet heads to industrial printer manufacturers in Asia, Europe and the U.S., based in Cambridge, U.K. (LSE: XAR).  From 1988 to 1995, Mr. Rosenfeld served as President, CEO and a director of Scitex Corporation Ltd., a multi-national company providing visual information communication products for the graphic arts and digital printing industries, headquartered in Israel.  Scitex Corporation Ltd. was later sold to Creo Products Inc. of Vancouver, Canada.  Mr. Rosenfeld received an MBA from INSEAD in Fontainebleau, France, and a B.Sc. degree in electronics engineering from the Technion Institute of Technology in Haifa, Israel.  Having served as the leader of several international technology oriented organizations, Mr. Rosenfeld brings a wealth of knowledge to our Board of Directors and Nominating Committee.

Dr. Timothy M. Farrar has been a member of our Board of Directors since December 27, 2010 and is an independent director.  Since 2002, Dr. Farrar has served as the President of Telecom, Media and Finance Associates, Inc., a consulting and research firm specializing in telecommunications strategy and market analysis. Since 2006, Dr. Farrar has also served as the President of the Mobile Satellite Users Association, an industry association in satellite communications. From 1995 to 2002, Dr. Farrar was a consultant holding progressively more senior roles at Analysys Consulting, a telecom strategy consultancy based in the UK. He led the expansion of Analysys into the US, setting up their first US office in the San Francisco Bay Area in 1999, and developing a multi-million dollar stream of new business in the US between 1997 and 2002. Prior to joining Analysys, he worked as a system engineer for Smith System Engineering in the UK from 1993 to 1995, specifying and developing a range of simulations, databases and data communications software for various government agencies. Dr. Farrar has a MA in Mathematics and a PhD in Operations Research from the University of Cambridge, UK. Dr. Farrar’s broad experience in telecommunications technology and strategy makes him a valuable member of our Board of Directors.

Significant Employees

Mr. Brad Worthington, 45 years of age, is President, Chief Executive Officer and Chief Operating Officer of NTS Communications and President and Chief Executive Officer of Xfone USA, Inc.  Previously, Mr. Worthington served as Executive Vice President until he was named President in December 2009.  Mr. Worthington had been a member of the Board of Directors of NTS Communications from 1994 through 2008. Mr. Worthington received his B.S. Ed. From Texas State University in 1987 and his J.D. from Texas Tech University School of Law in 1990.  He is licensed to practice law in the State of Texas.  Mr. Worthington is a member of the State Bar of Texas, the American Bar Association, and the Lubbock County Bar Association. He is admitted to practice in the Federal District Court for the Northern District of Texas.  Mr. Worthington served as General Counsel for NTS Communications from 1990 until 2000.  As General Counsel, Mr. Worthington was responsible for advising senior staff on various legal and regulatory issues, preparation and review of contracts, contract and business development.  Mr. Worthington was named Executive Vice President in 1994 and Chief Operating Officer in 2000.  Mr. Worthington also serves as President and Chief Executive Officer of Xfone USA’s wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. Mr. Worthington also serves in the following capacities of the following subsidiaries of NTS Communications: Manager of NTS Management Company, LLC; Director, President and Secretary of Communications Brokers, Inc.; Director, President and Secretary of NTS Construction Company; Director, President and Secretary of Midcom of Arizona, Inc.; Director, President, and Secretary of Garey M. Wallace Company, Inc.; and Director, President, and Secretary of PRIDE Network, Inc.  Mr. Worthington also serves as Director of NTS Holdings Incorporated.

Mr. Jerry E. Hoover, 62 years of age, is Executive Vice President, Treasurer and Chief Financial Officer of NTS Communications and Treasurer of Xfone USA.  Mr. Hoover graduated from Texas Tech University in 1971 and shortly afterward began a career in public accounting.  Mr. Hoover has been a Certified Public Accountant for over 35 years and for the last 26 years has worked with accounting issues unique to the telecommunications industry.  In addition, he has also taught accounting, taxation, and auditing at the university level.  Mr. Hoover was a principal in a major Lubbock accounting firm where he began doing work for NTS Communications in 1984.  He joined NTS Communications on an in-house basis in 1994 as Executive Vice President and Treasurer, and was named Chief Financial Officer in 2000.  Mr. Hoover also serves as Treasurer and Chief Financial Officer of Xfone USA’s wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. Mr. Hoover also serves in the following capacities of the following subsidiaries of NTS: Manager of NTS Management Company, LLC; Director and Treasurer of Communications Brokers, Inc.; Director and Treasurer of NTS Construction Company;  Sole Manager of NTS Telephone Company, LLC; Director and Treasurer of Midcom of Arizona, Inc.; Director and Treasurer of Garey M. Wallace Company, Inc.; and Director and Treasurer of PRIDE Network, Inc.  Mr. Hoover also serves as Director of NTS Holdings Incorporated.

Former Significant Employees

Mr. Abraham Keinan, 62 years of age, had been a member of our Board of Directors from our inception and until March 1, 2011, when he resigned from the Board for personal reasons. Mr. Keinan had been our Chairman of the Board from our inception until September 19, 2010. Mr. Keinan founded Swiftnet Limited (our former wholly owned UK-based subsidiary) (“Swiftnet”) in February 1990. Mr. Keinan has been the Chairman of the Board of Directors of Swiftnet since its inception. From 1991 to October 2003, Mr. Keinan was Swiftnet’s Managing Director. In or about January 2002, Mr. Keinan became a Director of Auracall Limited (our former wholly owned UK-based subsidiary) (“Auracall”). Mr. Keinan had been a Director of Xfone 018 Ltd. (our former majority owned Israel-based subsidiary) since its inception in April 2004, and the Chairman of its Board of Directors from March 2005 until July 2010. Mr. Keinan had been a Director of Xfone USA, Inc. (our wholly owned US-based subsidiary) since its inception in May 2004 and until July 2010. Mr. Keinan has been a Director of Story Telecom Inc. and Story Telecom Limited (our former wholly owned UK-based subsidiaries) (collectively, “Story Telecom”) since May 2006. Mr. Keinan has been a Director of Equitalk.co.uk Limited (our former wholly owned UK-based subsidiary) (together with Swiftnet, Auracall and Story, the “UK Subsidiaries”) since July 2006. From February 2008 until July 2010, Mr. Keinan had been a Director of NTS Communications, Inc. (our wholly owned TX-based subsidiary). Mr. Keinan serves as director of AMIT K Ltd., a UK based private holding company that purchased from us the UK Subsidiaries on July 29, 2010.

Family Relationships

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

Board Meetings and Attendance

During the fiscal year ended December 31, 2010, our Board of Directors held 11 meetings. The Board also approved certain actions by unanimous written consents. With the exception of the directors listed below, all incumbent directors attended at least 75% of all meetings of the Board that were held in the fiscal year ended December 31, 2010 during the period in which they served as a director.

Mr. Abraham Keinan (a director until March 1, 2011) attended 55% of all meetings of the Board during the fiscal year ended December 31, 2010; Mr. Shemer S. Schwarz attended 55% of all meetings of the Board during the fiscal year ended December 31, 2010; Mr. Israel Singer attended 36% of all meetings of the Board during the fiscal year ended December 31, 2010; Mr. Eyal J. Harish (a director until July 29, 2010) attended 67% of all meetings of the Board during the fiscal year ended December 31, 2010; and Mr. Arie Rosenfeld  attended 73% of all meetings of the Board during the fiscal year ended December 31, 2010.

Committees of the Board of Directors

Audit Committee

We have an Audit Committee that was formed by our Board on November 24, 2004. The Audit Committee is composed of three directors: Messrs Itzhak Almog, Schwarz S. Schwarz and Israel Singer (all three are considered independent directors). Mr. Almog who satisfies the “financial sophistication” requirement was appointed as the Chairman of the Audit Committee. The Audit Committee makes decisions regarding our audit, the appointment of auditors, and the inclusion of financial statements in our periodic reports. Issues regarding our 2004 Stock Option Plan and 2007 Stock Incentive Plan are decided by the entire Board of Directors, including the members of the Audit Committee.

The Audit Committee is governed by a charter which was originally adopted on November 24, 2004. On January 28, 2008, in accordance with its responsibility to annually review the adequacy of its charter, the Audit Committee and the Board approved amendments to the charter to update it to comply with rules and regulations applicable to the Company that have changed since the charter was last reviewed and to make certain technical, clarifying and non-substantive changes. On June 28, 2009, in accordance with its responsibility to annually review the adequacy of its charter, the Audit Committee and the Board approved further amendments to the charter to replace references to the “American Stock Exchange” with “NYSE Amex LLC,” the name by which the stock exchange is currently known, to revise applicable provisions relating to meetings and acts of the Audit Committee to be consistent with our 2009 Amended Bylaws (as described above), to update the charter to comply with rules and regulations applicable to the Company that have changed since the charter was last reviewed, and to make certain technical, clarifying and non-substantive changes. A copy of the Committee’s current charter as amended is available on our website, at www.xfone.com.

During the fiscal year ended December 31, 2010, the Audit Committee held 9 meetings. All incumbent directors serving on the Audit Committee attended, either in person or via telephone, at least 75% of all meetings of the Audit Committee that were held in the fiscal year ended December 31, 2010 during the period in which they served on the committee, with the exception of Mr. Schwarz, who attended 56% of such meetings.

Nominating Committee

We have a Nominating Committee of our Board of Directors, which was established by our Board on December 30, 2007. The primary functions of the Nominating Committee are to assist the Board by identifying individuals qualified to become Board members, to recommend to the Board the director nominees for our annual meetings of stockholders, and to recommend to the Board director nominees for each Board committee.  The Nominating Committee is comprised of at least two members satisfying the independence requirements of the U.S. Securities and Exchange Commission (the “Commission”) and the NYSE Amex. Messrs Itzhak Almog (Chairman) and Arie Rosenfeld were appointed by the Board as members of the Nominating Committee, to serve in such capacities until their resignation, retirement, removal by the Board, or until their successors are appointed.

The Nominating Committee is governed by a charter which was adopted by the Board on December 30, 2007, and then amended on January 15, 2009.  The January 15, 2009 amendments replaced references to the “American Stock Exchange” with “NYSE Alternext US LLC,” as the stock exchange was then known, revised applicable provisions regarding shareholder recommendations and nominations of director candidates to be consistent with the 2010 Amended Bylaws (as described above) and with our Policy Regarding Shareholder Recommendations and Nominations for Director Candidates (the “Policy”), which was adopted by the Board on  January 15, 2009 (described below), made certain technical, clarifying and non-substantive changes.  A copy of the current charter of the Nominating Committee is available on our website, at www.xfone.com.

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

In evaluating nominees, the Nominating Committee considers such factors as it deems appropriate, such as the current Board composition and whether the candidate would qualify as independent, as well as the diversity of the candidate including the candidate’s experience and skills, professional and personal ethics and values, professional commitments, and the existence of any conflicts of interests.

Stockholders may recommend director candidates by submitting the recommendation in writing by letter to Xfone, Inc., Attention: Corporate Secretary, at our offices at 5307 W. Loop 289, Lubbock, Texas 79414, Fax: (806)-788-3398 / Email: alon@xfone.com. Such written letter must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, information regarding any relationships between us and the candidate within the last three (3) years, and a written indication by the recommended candidate of her/his willingness to serve. Such recommendations must also include a statement from the recommending shareholder in support of the candidate, particularly within the context of the criteria for Board membership, as described in the charter, including issues of character, integrity, judgment, diversity of experience, independence, area(s) of expertise, corporate experience, length of service, potential conflict(s) of interest and other commitments, and personal references.

During the fiscal year ended December 31, 2010, the Nominating Committee held one meeting.

Compensation Committee

On December 30, 2007, our Board of Directors also established a Compensation Committee. The Compensation Committee was created to assist the Board in the discharge of its responsibilities with respect to the compensation of our directors and officers. The Compensation Committee is comprised of at least two members satisfying the independence requirements of the Commission and the NYSE Amex. In addition, each member of the Compensation Committee is required to be a “nonemployee director,” within the meaning of Rule 16b-3 issued by the Commission, and an “outside director,” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. Messrs Israel Singer (Chairman) and Shemer S. Schwarz were appointed by the Board as members of the Nominating Committees, to serve in such capacities until their resignation, retirement, removal by the Board, or until their successors are appointed.

The Compensation Committee is governed by a charter which was adopted by the Board on December 30, 2007. A copy of the charter of the Compensation Committee is available on our website, at www.xfone.com.

The Compensation Committee reviews and recommends to the Board the corporate goals and objectives relevant to the compensation of, among others, the Chairman of the Board, our Chief Executive Officer, our Chief Financial Officer and other executive officers, evaluates such officers’ performance in light of those goals and objectives, and recommend to the Board such officers’ compensation level based on this evaluation. When it deems necessary, the Compensation Committee consults with executive officers to determine the amount of and the form of executive and director compensation.  The Compensation Committee has full authority to hire independent compensation consultants and other professionals to assist in the design, formulation, analysis and implementation of compensation programs for our executive officers. The Compensation Committee did not engage compensation consultants during the fiscal year ended December 31, 2010.

During the fiscal year ended December 31, 2010, the Compensation Committee held 4 meetings. All incumbent directors serving on the Compensation Committee attended all meetings of the Compensation Committee that were held in the fiscal year ended December 31, 2010 during the period in which they served on the committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2010, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

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

The Code was previously filed on a Current Report on Form 8-K which we filed with the Commission on August 15, 2006, and is also available on our website at www.xfone.com. A copy of the Code will be provided at no cost upon written request to: Xfone, Inc. 5307 W Loop 289 Lubbock, TX 79414 USA.

Whistleblower Policy

The Board of Directors adopted a whistleblower policy (the “Whistleblower Policy”) effective as of August 15, 2006 and amended on May 9, 2007. The Whistleblower Policy establishes procedures for employees, stockholders, or other interested parties of the Company to submit accounting, audit, legal or regulatory concerns. The Whistleblower Policy provides for submission of such concerns to the Audit Committee of the Board of Directors of the Company or designated members of management who will forward the concern to the Audit Committee. After consulting with management of the Company, the Audit Committee will then determine whether to investigate the concerns and forward that determination to the CEO and management of the Company. The Whistleblower Policy stipulates that the Audit Committee and management may not discriminate or retaliate against an individual who submits such concerns. The Whistleblower Policy is available on our website at www.xfone.com or a copy will be provided at no cost upon written request to: Xfone, Inc. 5307 W Loop 289 Lubbock, TX 79414 USA.

Insider Trading Policy

The Company's Board of Directors adopted an insider trading policy (the “Insider Trading Policy”) effective as of January 26, 2011. The Insider Trading Policy establishes guidelines and procedures for the trading of Company securities by officers, directors, employees and consultants (“Insiders”). Among others, the Insider Trading Policy establishes prohibitions on insider trading, tipping, short term trading and short sales; provides for quarterly black-out restrictions on trading and guidelines for establishment of Rule 10b5-1 trading plans. The Insider Trading Policy encourages Insiders who wish to trade in Company securities to consult with the General Counsel of the Company prior to trading. The Insider Trading Policy is available on our website at www.xfone.com or a copy will be provided at no cost upon written request to: Xfone, Inc. 5307 W Loop 289 Lubbock, TX 79414 USA.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes all compensation received for services rendered to the Company during the fiscal years ended December 31, 2009 and 2010 by our Chairman of the Board, Chief Executive Officer and Chief Financial Officer who were serving as our executive officers at December 31, 2009 and 2010 (collectively, our “Named Executive Officers”).

Summary Compensation Table
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Abraham Keinan, Former Chairman of the Board and Director	2010	42,193	(1)	-	-	-		169,272	(2)	-	12,171	(3)	223,636
	2009	75,300	(1)	-	-	-		301,204	(2)	-	20,865	(3)	397,369

Guy Nissenson, President, CEO, and Director	2010	100,789	(4)	-	-	294,386	(5)	329,961	(6)	-	9,449	(7)	734,585
	2009	75,300	(4)	-	-	-		301,204	(6)	-	37,305	(7)	413,809

Niv Krikov, Treasurer, CFO, Principal Accounting Officer and Director	2010	209,193	(8)	-	-	107,049	(9)	-		-	-		316,242
	2009	195,507	(8)	-	-	-		-		-	-		195,507

(1)
Salary paid to Mr. Keinan by our former U.K. based wholly owned subsidiary, Swiftnet Limited (“Swiftnet”), in connection with his employment as Chairman of the Board of Swiftnet. The amounts shown in the table above for 2009 and 2010 were paid in British Pound Sterling (£48,000 in 2009 and £28,000 in 2010) and have been translated into U.S. dollars using the average rate of exchange of the U.S. dollar during 2009 and 2010, respectively. On July 29, 2010, we completed the sale of Swiftnet (and our other UK subsidiaries) to AMIT K LTD., a company registered in England & Wales which is wholly owned and controlled by Mr. Keinan.

(2)
On March 28, 2007, we entered into a consulting agreement with Mr. Keinan, effective as of January 1, 2007 (the “Keinan Consulting Agreement”). The Keinan Consulting Agreement provided that Mr. Keinan shall render us advisory, consulting and other services in relation to our business and operations (excluding our business and operations in the UK). In consideration of the performance of the services pursuant to the Keinan Consulting Agreement, we agreed to pay Mr. Keinan a monthly fee of £10,000 ($15,470) which was increased by the Board of Directors, following the recommendation of the Audit Committee and the Compensation Committee, to £16,000 ($24,752) effective as of June 1, 2008. The amount shown reflects the eligibility of Mr. Keinan pursuant to the Keinan Consulting Agreement. As of December 31, 2009 there was an outstanding balance of $79,388 which was paid during March 2010. The Keinan Consulting Agreement was terminated on July 29, 2010, upon the consummation of the disposition of our UK Subsidiaries. Effective September 19, 2010, Mr. Keinan was replaced as Chairman of our Board by Mr. Itzhak Almog. Mr. Keinan resigned from our Board effective March 1, 2011.

(3)
Under the Keinan Consulting Agreement, we acknowledged that in order to render the services pursuant to the Keinan Consulting Agreement, Mr. Keinan may be required to travel frequently around the world. Therefore, in order to enable Mr. Keinan to have a normal family life we agreed to bear certain expenses which are related to Mr. Keinan's spouse. The amounts shown for 2009 and 2010 reflect payments for a leased car for Mr. Keinan’s use in 2009 and 2010.

(4)
Salary paid to Mr. Nissenson by our former UK based wholly owned subsidiary, Swiftnet, in connection with his employment as Director of Business Development. The amounts shown in the table above for 2009 and 2010 were paid in British Pound Sterling (£48,000 in 2009 and £12,000 in 2010) and have been translated into U.S. dollars using the average rate of exchange of the U.S. dollar during 2009 and 2010, respectively. Mr. Nissenson's employment with Swiftnet was terminated by mutual agreement, effective April 1, 2010. On June 30, 2010, we and Mr. Nissenson entered into a new employment agreement (the “Employment Agreement”), pursuant to which Mr. Nissenson is employed by us as our President and CEO, effective as of April 1, 2010.  Pursuant to the Employment Agreement, Mr. Nissenson will be paid an annual gross salary of $78,000, payable in equal monthly payments of $6,500 each.

(5)
On February 15, 2010, Mr. Nissenson was granted under and subject to our 2007 Stock Incentive Plan options to purchase 1,500,000 shares of our common stock, fully vested, exercisable at $1.10 per share and expiring five years from the date of grant.

(6)
On March 28, 2007, we entered into a consulting agreement with Mr. Nissenson, effective as of January 1, 2007 (the “Nissenson Consulting Agreement”). In consideration of the performance of the services pursuant to the Nissenson Consulting Agreement, we agreed to pay Mr. Nissenson a monthly fee of £10,000 ($15,470) which was increased to £16,000 ($24,752) effective as of June 1, 2008, and further increased in accordance with the First Amendment to the Nissenson Consulting Agreement described below. Mr. Nissenson invoices us at the end of each calendar month, and we make the monthly payments immediately upon receipt of such invoices. The amount shown reflects the eligibility of Mr. Nissenson pursuant to the Nissenson Consulting Agreement. As of December 31, 2009 there was an outstanding balance of $78,971 which was paid during January 2010. On June 30, 2010, we and Mr. Nissenson entered into a First Amendment to the Nissenson Consulting Agreement, effective as of April 1, 2010 (the “First Amendment”). The First Amendment amends certain terms of the Nissenson Consulting Agreement, including, but not limited to, the monthly fee payable to Mr. Nissenson, which has been amended to $28,500 per month. The Nissenson Consulting Agreement and the First Amendment are more fully described in Section C under Item 13 below.

(7)
Under the Nissenson Consulting Agreement (as amended by the First Amendment), we acknowledge that in order to render the services pursuant to the Nissenson Consulting Agreement, Mr. Nissenson may be required to travel frequently around the world. Therefore, in order to enable Mr. Nissenson to have a normal family life we agreed to bear certain expenses which are related to Mr. Nissenson's spouse and children. The amounts shown in the table above reflect airfare expenses incurred by us for the travels of Mr. Nissenson’s wife and/ child during 2009 and 2010.

(8)
From August 13, 2007 to August 13, 2009, Mr. Krikov was entitled to a monthly gross salary of NIS 33,000 (approximately $8,841). On July 1, 2009, NTS Communications entered into an employment agreement (the “NTS Employment Agreement”) with Mr. Krikov. Mr. Krikov’s employment with NTS commenced on August 17, 2009, and unless extended by the parties shall terminate on July 31, 2011. Under the terms of the NTS Employment Agreement, Mr. Krikov will be paid an annual salary of $90,800.

(9)
On February 15, 2010, Niv Krikov was granted under and subject to our 2007 Stock Incentive Plan options to purchase 400,000 shares of our common stock, exercisable at $1.10 per share and expiring seven years from the grant date. The options vested as to 25% of the underlying shares 12 months from the date of grant. The remaining 75% of the options shall vest in equal quarterly installments after 15 months from the date of grant. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table sets forth certain information concerning option awards and stock awards held by our Named Executive Officers as of December 31, 2010. Our Named Executive Officers did not hold any stock awards as of December 31, 2010.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Abraham Keinan (1)	–		–	–	–	–	–	–	–	–
Guy Nissenson	1,500,000	(2)	–	–	1.10	February 15, 2015	–	–	–	–
Niv Krikov	–		400,000(3)	–	1.10	February 15, 2017	–	–	–	–

(1)
Mr. Keinan held 1,500,000 options which were granted to him under and subject to our 2004 Stock Option Plan. These options were granted on November 24, 2004, vested in full on November 24, 2005, and expired on November 24, 2010.

(2)
On February 15, 2010, Mr. Nissenson was granted under and subject to our 2007 Stock Incentive Plan options to purchase 1,500,000 shares of our common stock, fully vested, exercisable at $1.10 per share and expiring five years from the date of grant.

(3)
On February 15, 2010, Mr. Krikov was granted under and subject to our 2007 Stock Incentive Plan options to purchase 400,000 shares of our common stock, exercisable at $1.10 per share and expiring seven years from the grant date. The options vested as to 25% of the underlying shares 12 months from the date of grant. The remaining 75% of the options shall vest in equal quarterly installments after 15 months from the date of grant. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest.

Employment Agreements; Termination of Employment and Change-in-Control Arrangements

Executive Officers

Guy Nissenson

The description with respect to Mr. Guy Nissenson, our President, Chief Executive Officer and Director, is incorporated herein by reference to Section C of Item 13 of this Annual Report.

Niv Krikov

Effective August 13, 2007, we elected Mr. Niv Krikov, who was serving as our Vice President Finance and Principal Accounting Officer, to serve as our Treasurer and Chief Financial Officer. Following this election, Mr. Krikov no longer serves as Vice President Finance. For his positions of Treasurer, Chief Financial Officer and Principal Accounting Officer, Mr. Krikov was entitled to the following employment terms (the “August 2007 Arrangement”): A monthly gross salary of NIS 33,000 (approximately $8,841) (the “Salary”); Executive insurance - we allocated 13.3% of the Salary (8.3% for severance payments and 5% for remuneration), and Mr. Krikov allocated 5% of the Salary. The insurance included a loss of working capacity coverage (up to 2.5%) that we paid; Continuing education fund - we allocated 7.5% of the Salary and Mr. Krikov allocated 2.5% of the Salary; a Company car, including fuel expenses; a Company mobile phone; 19 days of paid vacation per each employment year. Recuperation payments as provided by the applicable collective agreement in Israel. In addition, Mr. Krikov was entitled to be granted options to purchase a certain amount of shares of our Common Stock as to be recommended by our Chief Executive Officer and approved by the Board of Directors. The August 2007 Arrangement was terminated on August 13, 2009.

On July 1, 2009, NTS Communications entered into an employment agreement (the “NTS Employment Agreement”) with Mr. Krikov, pursuant to which Mr. Krikov will serve as Executive Vice President of NTS. Mr. Krikov’s employment with NTS commenced on August 17, 2009, and unless extended by the parties shall terminate on July 31, 2011. The term of employment may be renewed by mutual agreement for additional one-year terms.  In connection with this event, Mr. Krikov relocated from our office in Israel to our principal executive offices and NTS’ headquarters in Lubbock, Texas. Mr. Krikov’s relocation and the terms of the NTS Employment Agreement were approved by our Board of Directors upon the recommendation of the Compensation Committee and were also approved by NTS’ Board of Directors.

Under the terms of the NTS Employment Agreement, Mr. Krikov will be paid an annual salary of $90,800, a per diem allowance at a monthly rate of $4,100, and will be eligible to participate in and receive benefits under the applicable NTS benefit plans for similarly situated employees. Additionally, NTS has agreed to bear expenses for housing and a motor vehicle for Mr. Krikov and his family, including all expenses associated therewith, as well as travel expenses and medical and life insurance coverage.

On February 15, 2010, Mr. Krikov was granted options to purchase 400,000 shares of our common stock under and subject to our 2007 Stock Incentive Plan. The options are exercisable at $1.10 per share and expiring seven years from the grant date. The options vested as to 25% of the underlying shares 12 months from the date of grant. The remaining 75% of the options shall vest in equal quarterly installments after 15 months from the date of grant. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest.

On December 27, 2010 Mr. Krikov was elected as director of the Company.

Significant Employees

Brad Worthington, Jerry Hoover and Barbara Baldwin

Effective as of February 26, 2008, NTS Communications entered into employment agreements (the “Employment Agreements”) with each of Brad Worthington, who, prior to our acquisition of NTS, served as NTS’ Executive Vice President - Chief Operating Officer, Jerry Hoover, who, prior to our acquisition of NTS, served as NTS’ Executive Vice President - Chief Financial Officer, and Barbara Baldwin, who, prior to our acquisition of NTS, served as NTS’ President and CEO (each an “NTS Officer,” and collectively the “NTS Officers”). The Employment Agreements provide for continued employment of the NTS Officers with NTS in their respective capacities, and are for five-year terms each.

The Employment Agreements provide for initial annual salaries for each of Messrs. Worthington and Hoover of $243,840 and $273,000 for Ms. Baldwin, and, and annual salaries (not less than the NTS Officer’s respective initial annual salary) to be determined by NTS’ Board of Directors for each year of employment thereafter. In addition, the Employment Agreements provide that the NTS Officers are entitled to one-time signing bonuses in the amount of $243,840 for each of Messrs. Worthington and Hoover and $500,000 for Ms. Baldwin on the effective date of the Employment Agreements.

Pursuant to the terms of the Employment Agreements, the NTS Officers were granted the following stock option awards under the Company’s 2007 Stock Incentive Plan: (i) on February 26, 2008 - each of Messrs. Worthington and Hoover was granted options to purchase 400,000 shares of our Common Stock and Ms. Baldwin was granted options to purchase 250,000 shares of our Common Stock. Each option is immediately exercisable, expiring five years from the grant date, and has an exercise price of $2.794, which is 10% over the average closing price of our Common Stock for the ten trading days immediately preceding August 22, 2007, the execution date of the agreement to purchase NTS; and (ii) On February 26, 2010, at the end of the NTS Officer’s second year of employment - each NTS Officer was granted options to purchase 267,000 shares of our Common Stock. Each option is immediately exercisable at $5.00 per share, and will expire five years from the grant date.

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

2.      If the NTS Officer terminates the employment for any reason other than for good reason, the NTS Officer will be entitled to receive his or her salary only through the date such termination is effective, and any unexercised vested options to purchase our Common Stock and rights to receive any additional options to purchase our Common Stock shall be cancelled.

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

5.      If the Employment Agreement expires after the performance of the full term and NTS and the NTS Officer cannot agree on the terms for an extension of the Employment Agreement or a new employment agreement to replace the Employment Agreement, and the NTS Officer terminates employment, then the NTS Officer will be entitled to receive as severance pay his or her salary for a period of three months following the date of such termination.

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

In the event of any termination of employment by the NTS Officers for any reason other than death, disability or for good reason, the NTS Officers have agreed to pay to NTS the following amounts as liquidated damages:

Employment Year during which such termination occurs:	Mr. Worthington	Mr. Hoover	Ms. Baldwin
Year 1	$487,680	$487,680	$773,000
Year 2	$390,144	$390,144	$618,400
Year 3	$292,608	$292,608	$463,800
Year 4	$195,072	$195,072	$309,200
Year 5	$97,536	$97,536	$154,600

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

The NTS Officers have also agreed to confidentiality and non-disclosure of confidential information during and following the employment period, as well as customary non-competition and non-interference for the greater of (i) five years from the date of the Employment Agreement or (ii) the employment period and for a period of two years following the date that the employment ends.

The Employment Agreements also provide piggyback registration rights for the NTS Officers from the effective date of the Employment Agreement through the expiration or termination of the Employment Agreements, to register for resale the shares of our Common Stock they own as a result of exercising any of the options granted pursuant to the Employment Agreements. The shares underlying the abovementioned options were subsequently registered for resale, on a Registration Statement on Form S-8 which we filed with the SEC (File No. 333- 158495) on April 8, 2009.

Effective as of December 3, 2009, Mr. Worthington was appointed as President, Chief Executive Officer and Chief Operating Officer of NTS Communications; and Ms. Baldwin was appointed as Executive Vice President of NTS Communications. The terms of their Employment Agreements were not altered.

On February 15, 2010, we granted to Mr. Worthington, under and subject to our 2007 Stock Incentive Plan, options to purchase 215,000 shares of our common stock, exercisable at $1.10 per share and expiring seven years from the grant date. The options vested as to 25% of the underlying shares 12 months from the date of grant, with the remaining 75% of the options vesting in equal quarterly installments after 15 months from the date of grant.

Effective as of October 1, 2010, NTS and Ms. Baldwin entered into a First Amendment to Ms. Baldwin's Employment Agreement (the “Amendment”).The Amendment provides, among others, for the following changes:(i) the term of Ms. Baldwin’s employment with NTS will expire on February 28, 2013; (ii) Ms. Baldwin will no longer be an officer, executive, or have any management authority; (iii) Ms. Baldwin's annual salary shall be $125,000; (iv) Ms. Baldwin agreed to retain 150,000 of her options to purchase shares of our common stock and to cancel the remainder 367,000 options; (v) the termination pay provisions under Ms. Baldwin's Employment Agreement were canceled; and (vi) the termination damages payable by Ms. Baldwin provisions under Ms. Baldwin Employment Agreement were canceled. In consideration for the Amendment, Ms. Baldwin agreed to release, acquit, and forever discharge NTS, its parent, subsidiaries, affiliates, agents, servants and employees, and all persons, natural or corporate, in privity with them or any of them, from any and all claims or causes of action of any kind whatsoever, at common law, statutory or otherwise that exist as of October 1, 2010, whether known or unknown, that are directly related to Ms. Baldwin Employment Agreement; and NTS agreed to release, acquit, and forever discharge Ms. Baldwin from any and all claims or causes of action of any kind whatsoever, at common law, statutory or otherwise that exist as of October 1, 2010, whether known or unknown, and that are directly related to Ms. Baldwin Employment Agreement.

Former Significant Employees

John Mark Burton

The Company entered into an Agreement and Release with John Burton effective as of October 31, 2010 (the “Release”). Mr. Burton was employed by the Company's former wholly owned UK subsidiary Swiftnet Limited (“Swiftnet”) as General Manager pursuant to a Service Agreement dated July 3, 2006 (the “Service Agreement”) which was amended on January 15, 2009. The Release acknowledged that in consideration of the termination of the Service Agreement on July 31, 2010, in connection with the purchase of Swiftnet by AMIT K LTD, a company which is wholly owned and controlled by Abraham Keinan (a significant shareholder of the Company and our former Chairman of the Board and director), the Company agreed to extend the expiration date of Mr. Burton’s options to purchase 300,000 shares of the Company's common stock (the “Options”) to October 31, 2013 and amend the exercise price of 40,000 of the Options to $1.50 per share. In return, Mr. Burton agreed to forever release and discharge the Company and its respective affiliates, shareholders, directors, officers, employees, agents and attorneys from any and all claims, demands, losses, damages, actions, causes of action, suits, debts, promises, liabilities, obligations, liens, costs, expenses, attorney’s fees, indemnities, subrogations or duties, of any nature, character or description whatsoever which Mr. Burton may have arising from or relating to, directly or indirectly, Mr. Burton’s employment and discontinuation of employment with Swiftnet (including the Service Agreement) and/or the Options. The foregoing release includes, but is not limited to, claims at law or equity or sounding in contract (express or implied) or torts arising under federal, state or local laws or the common law prohibiting any form of discrimination, and does not include third party claims made against Mr. Burton as a result of him being a Director of one or more of the Company's subsidiaries.

Director Compensation for 2010

Compensation for Board Services and Reimbursement of Expenses

For the nine months period ended September 30, 2010, we compensated all our non-employed directors for participation at meetings of the Board and committee’s thereof (each, a “Committee”) as follows: (a) $250 for physical participation at each meeting of the Board or Committee; plus (b) $100 for participation via the telephone at each meeting of the Board or Committee. In addition, we reimbursed our non-employed directors for expenses incurred in connection with Board services. These expenses were reviewed and pre-approved by our President.

Beginning as of October 1, 2010, we are compensating our Independent Directors who serve on our Board or any Committee for participation at meetings of the Board and Committees, pursuant to the following schedule: (a) $1,000 (plus VAT, if applicable) per calendar month, for up to two meetings per calendar month; plus (b) $250 for each additional meeting of the Board or Committee at which such Independent Director is physically present; plus (c) $100 for each additional meeting of the Board or Committee at which such Independent Director participates via telephone or video conference. Each Director shall receive $1,000 per month payable on a quarterly basis, and a reconciliation shall be made at the end of each quarter to determine the additional amounts due to each director pursuant to clauses (b) and (c) above; provided, however, that (1) if fewer than two meetings are held during any one calendar month, the balance of such meetings will be carried forward as a credit for succeeding months against payments under clauses (b) and (c) (the “Credit”); and (2) the Credit shall be reset to zero at the beginning of each fiscal year. For the avoidance of doubt, if one meeting is held in January, two meetings are held in February, and three meetings are held in March, the Directors will not receive any additional payments under clauses (b) and/or (c); however if one meeting is held in January, two meetings are held in February, and four meetings are held in March, the Directors will receive one additional payment under clauses (b) and/or (c), as applicable.

The following table reflects all compensation awarded to, earned by or paid to our directors for the fiscal year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Itzhak Almog (1)	4,350	-	41,030	-	-	-	45,380
Guy Nissenson (2)	-	-	-	-	-	-	-
Niv Krikov (3)	-	-	-	-	-	-	-
Abraham Keinan (2)	-	-	-	-	-	-	-
Shemer S. Schwarz (4)	4,000	-	41,030	-	-	-	45,030
Israel Singer (5)	4,050	-	41,030	-	-	-	45,080
Arie Rosenfeld (6)	3,500	-	41,030	-	-	-	44,530
Timothy M. Farrar (3)	-	-	-	-	-	-	-
Eyal J. Harish (7)	700	-	-	-	-	-	700
Aviu Ben-Horrin (8)	500	-	-	-	-	-	500

(1)
As of December 31, 2010, Mr. Almog held 25,000 options, fully vested at an exercise price of $3.50 and with expiration date of October 30, 2012; and 90,000 options of which 30,000 vested and 10,000 shall vest each month until all options are vested on June 20, 2011, at an exercise price of $1.22 and with expiration date of September 20, 2015.

(2)
We do not compensate directors who are also employed by the Company (or its subsidiaries) for their services on the Board. Accordingly, Messrs Keinan and Nissenson did not receive any compensation for their services on our Board during the fiscal year ended December 31, 2010.

(3)	Messrs Krikov and Farrar were elected to our Board on December 27, 2010. Mr. Krikov is employed by our subsidiary, NTS Communications.
(4)
As of December 31, 2010, Mr. Schwarz held 90,000 options of which 30,000 vested and 10,000 shall vest each month until all options are vested on June 20, 2011, at an exercise price of $1.22 and with expiration date of September 20, 2015.

(5)
As of December 31, 2010, Mr. Singer held 20,000 options, fully vested at an exercise price of $3.50, and with expiration date of June 5, 2013; and 90,000 options of which 30,000 vested and 10,000 shall vest each month until all options are vested on June 20, 2011, at an exercise price of $1.22 and with expiration date of September 20, 2015.

(6)
As of December 31, 2010, Mr. Rosenfeld held 90,000 options of which 30,000 vested and 10,000 shall vest each month until all options are vested on June 20, 2011, at an exercise price of $1.22 and with expiration date of September 20, 2015.

(7)	Mr. Harish is a former director who resigned from our Board effective July 29, 2010. Mr. Harish held 75,000 options which expired on October 29, 2010.
(8)	Mr. Ben-Horrin is a former director who resigned from our Board effective July 29, 2010. Mr. Ben-Horrin held 25,000 options which expired on October 29, 2010.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 17, 2011, certain information with respect to the beneficial ownership of our share of common stock, par value $0.001 per share (“Common Stock”) by each stockholder known to us to be the beneficial owner of more than five percent of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the Common Stock, except as otherwise indicated. Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person, using “beneficial ownership” concepts under the rules of the Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose or to direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty days. Under the Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement which could result in a change in control of our Company.

The following table assumes, based on our stock records, that there are 21,119,488 shares issued and outstanding as of March 17, 2011.

Name, Title & Address of Beneficial Owner	Amount of Beneficial Ownership (Common Stock)	Nature of Ownership	Percent of Class
Itzhak Almog (1) Chairman of the Board 7/A Moledet St. Hod Hasharon Israel	103,000	Direct	0.49%
Guy Nissenson (2)(3) President, Chief Executive Officer, and Director, 3A Finchley Park London N12 9JS United Kingdom	5,713,350	Direct/Indirect	25.26%
Niv Krikov (4) Treasurer, Chief Financial Officer, Principal Accounting Officer and Director 7908 Vicksburg Ave. Lubbock, TX 79424 United States	100,000	Direct	0.47%

Shemer S. Schwarz (5) Director 5 Israel Galili St. Tel-Aviv Israel	78,900	Direct	0.37%
Israel Singer (6) Director 63 Ben Eliezer St. Ramat Gan Israel	90,000	Direct	0.42%
Arie Rosenfeld (7) Director 9, Clos de Wagram 1180 Brussels Belgium	70,000	Direct	0.33%
Timothy M. Farrar Director 572 South Oak Park Way, Redwood City, CA 94062 United States	0	N/A	-
Directors and Executive Officers as a group (7 persons)	6,155,250	Direct	26.71%
Abraham Keinan (3)(8) Former Director 4 Wycombe Gardens London NW11 8AL United Kingdom	2,452,100	Direct/Indirect	11.61%
Richard L. Scott (9) 1400 Gulf Shore Boulevard, North - Suite 148, Naples, FL 34102 United States	3,305,983	Indirect	15.08%
Gagnon Securities LLC (10)(11) 1370 Ave. of the Americas, Suite 2400 New York, NY 10019 United States	642,595	Indirect	3.03%
Neil Gagnon (10)(11) 1370 Ave. of the Americas, Suite 2400 New York, NY 10019 United States	2,887,330	Direct/Indirect	13.4%
Mr. Blair E. Sanford and Burlingame Asset Management, LLC (12) 1 Market Street Spear Street Tower, Suite 3750 San Francisco, CA 94105 United States	4,210,718	Indirect	19.08%
Windcrest Microcap Partners, LP, Windcrest Microcap GP, LLC, Windcrest Microcap Investments LLC and James H. Gellert (13) 750 3rd Avenue, 33rd Floor New York, NY 10017 United States	1,150,874	Indirect	5.45%

(1)           Mr. Itzhak Almog holds 8,000 shares of our Common Stock and has direct beneficial ownership of 95,000 shares of our Common Stock issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report. On October 30, 2006, Mr. Almog was granted 25,000 options (under our 2004 Stock Option Plan) on the following terms: exercise price - $3.5, vesting date - 12 month from grant date, expiration date - 5 years from the vesting date. On September 20, 2010, Mr. Almog was granted 90,000 options (under our 2007 Stock Incentive Plan) on the following terms: exercise price - $1.22, vesting date - 10,000 options per month for 9 months from date of grant, expiration date - 5 years from the grant date.

(2)           Mr. Guy Nissenson holds 1,230,000 shares of our Common Stock and has direct beneficial ownership of 1,500,000 shares of our Common Stock issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report. On February 15, 2010, Mr. Nissenson was granted 1,500,000 options (under our 2007 Stock Incentive Plan) on the following terms: exercise price - $1.1, vesting date - on the grant date, expiration date - 5 years from the grant date. In addition, certain stockholders provided Mr. Nissenson and Mr. Abraham Keinan with irrevocable proxies representing a total of 531,250 shares of our Common Stock. Considering the Keinan Proxy (as defined in footnote (3) below), Mr. Nissenson is also deemed to be a beneficial owner of the foregoing 531,250 shares of our Common Stock Common Stock.

(3)           On July 29, 2010, a certain Voting Agreement dated September 28, 2004 between Mr. Keinan, Mr. Nissenson and Campbeltown Business Ltd, an entity owned and controlled by Mr. Nissenson and his family was terminated, and was simultaneously replaced with a written appointment by Mr. Keinan of Mr. Nissenson, to act as Mr. Keinan’s proxy in respect of all shares of our Common Stock that Mr. Keinan owns or holds, now or in the future, directly and/or indirectly, or over which Mr. Keinan has proxy authority (the “Keinan Proxy”). The Keinan Proxy is irrevocable, and subject to NRS 78.355, will remain in effect for as long as Mr. Nissenson is the record or beneficial holder of 100,000 or more shares of our Common Stock or is a director or an executive officer of the Company. Considering the Keinan Proxy, Mr. Nissenson is also deemed to be a beneficial owner of 2,452,100 shares of our Common Stock which are owned by Mr. Keinan.

(4)           Mr. Niv Krikov has direct beneficial ownership of 100,000 shares of our Common Stock issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report. On February 15, 2010, Mr. Krikov was granted 400,000 options (under our 2007 Stock Incentive Plan) on the following terms: Option exercise price - $1.10, vesting date - 25% of the underlying shares vested 12 months from the date of grant, the remaining 75% of the options vest in equal quarterly installments after 15 months from the grant date. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest. Expiration date - 7 years from the grant date.

(5)           Mr. Shemer S. Schwarz holds 8,900 shares of our Common Stock and has direct beneficial ownership of 70,000 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report. On September 20, 2010, Mr. Schwarz was granted 90,000 options (under our 2007 Stock Incentive Plan) on the following terms: exercise price - $1.22, vesting date - 10,000 options per month until all options are vested after 9 months from the grant date, expiration date - 5 years from the grant date.

 (6)           Mr. Israel Singer has direct beneficial ownership of 90,000 shares of our Common Stock issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report. On June 5, 2007, Mr. Singer was granted 20,000 options (under our 2004 Stock Option Plan) on the following terms: exercise price - $3.5, vesting date - 12 month from the grant date, expiration date - 5 years from the vesting date. On September 20, 2010, Mr. Singer was granted 90,000 options (under our 2007 Stock Incentive Plan) on the following terms: exercise price - $1.22, vesting date - 10,000 options per month for 9 months from the grant date, expiration date - 5 years from the grant date.

(7)           Mr. Arie Rosenfeld has direct beneficial ownership of 70,000 shares of our Common Stock issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report. On September 20, 2010, Mr. Rosenfeld was granted 90,000 options (under our 2007 Stock Incentive Plan) on the following terms: exercise price - $1.22, vesting date - 10,000 options per month for 9 months from the grant date, expiration date - 5 years from the grant date.

(8)           Mr. Abraham Keinan holds 2,321,400 shares of our Common Stock and has indirect beneficial ownership of 130,700 shares of our Common Stock (held by Swiftnet Limited).

(9)           Mr. Richard L. Scott may be deemed to beneficially own 2,505,983 shares of Common Stock owned by certain of his family entities.  According to a Schedule 13D/A filed with the Commission on September 8, 2008, Mr. Scott may also be deemed to beneficially own a warrant owned by XFN-RLSI Investments, LLC, located at 1400 Gulf Shore Boulevard, North - Suite 148, Naples, FL 34102, to purchase an additional 800,000 shares of Common Stock, for aggregate beneficial ownership of 3,305,983 shares. Mr. Scott is the controlling member of XFN-RLSI Investments, LLC. The table reflects beneficial ownership of all shares and including shares underlying the warrant.

(10)           Gagnon Securities LLC, a registered investment adviser, in its role as investment manager to several customer accounts, foundations, partnerships, trusts, and private investment funds (collectively, the “Funds”) to which it furnishes investment advice, may be deemed to beneficially own 642,595 shares of our Common Stock which are owed by the Funds (which include 82,132 shares issuable upon exercise of warrants). Gagnon Securities shares investment discretion and/or voting power with Mr. Gagnon, the managing member and the principal owner of Gagnon Securities, over certain of the 642,595 shares owned by the Funds, and shares investment discretion and/or voting power over the remaining shares with persons other than Mr. Gagnon. Gagnon Securities has expressly disclaimed beneficial ownership of all securities held in the Funds' accounts. No single client's interest as reported in the customer accounts at Gagnon Securities exceeds 5% of our outstanding Common Stock.

(11)           Mr. Gagnon has sole voting and dispositive power with respect to 1,375,915 shares of our Common Stock (which include 250,500 shares issuable upon exercise of warrants), shares voting power and dispositive power with respect to 1,465,415 shares of Common Stock (which include 167,368 shares issuable upon exercise of warrants).  Although Mr. Gagnon shares voting power over certain of the shares owned by the Funds described in footnote (10) above, Mr. Gagnon has expressly disclaimed beneficial ownership of all securities held in the Funds' accounts and as a result, those shares are not included in the “Amount of Beneficial Ownership” column for Mr. Gagnon. With the exception of Mr. Gagnon, no single client's interest as reported in the customer accounts at Gagnon Securities LLC exceeds 5% of our outstanding Common Stock.

(12)           Burlingame Asset Management, LLC (“BAM”) is the general partner of each of Burlingame Equity Investors, LP, Burlingame Equity Investors II, LP, and Burlingame Equity Investors Master Fund, LP, and the investment manager of Burlingame Equity Investors (Offshore) Ltd. (collectively, the “Funds”). Mr. Sanford is the managing member of BAM. Mr. Sanford and BAM may each be deemed to beneficially own 4,210,718 shares of our Common Stock (which include 950,000 shares issuable upon exercise of warrants) which are owned by the Funds.

(13)           Each of Windcrest Microcap Partners, LP (“Windcrest LP”), Windcrest Microcap GP, LLC (“Windcrest GP LLC”), Windcrest Microcap Investments LLC (“Windcrest LLC”) and James H. Gellert may be deemed to beneficially own 1,150,874  shares of Common Stock.  Windcrest GP LLC is the general partner of Windcrest LP.  Mr. Gellert serves as managing member of each of Windcrest GP LLC and Windcrest LLC.  Investment power and voting discretion over all of the shares is shared among the three entities and Mr. Gellert.

Equity Compensation Plans

The information with respect to our equity compensation plan is incorporated herein by reference to Item 5 of Part II above.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We have omitted certain related party transactions which are no longer applicable to us as a result of the sale of our U.K. and Israeli subsidiaries (as further described below), and as a result of the resignation of Abraham Keinan (a significant shareholder and former Chairman of the Board of Directors) from our Board, effective March 1, 2011. We have previously disclosed these related party transactions in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Commission on March 30, 2010, and in Current Reports on Form 8-K that we have filed from time to time.

A.           Disposition of UK Subsidiaries (Swiftnet, Auracall, Equitalk.co.uk and Story Telecom)

On January 29, 2010, we entered into an agreement (the “Purchase Agreement”) with Abraham Keinan (our significant shareholder and former Director and Chairman of our Board of Directors) and AMIT K LTD, a company registered in England & Wales which is wholly owned and controlled by Mr. Keinan (“Buyer”), pursuant to which Mr. Keinan, through Buyer, agreed to purchase from us, and we agreed to sell, 100% of the entire issued share capital of Swiftnet Limited, Auracall Limited, Equitalk.co.uk Limited, Story Telecom, Inc. and Story Telecom Limited (collectively the “UK Subsidiaries”), which we owned (the “Transaction”).

Pursuant to the Purchase Agreement, the consideration to be paid by Buyer and/or Keinan to us was $3,500,000, comprised of the following three components:

1. A release by Iddo Keinan, the son of Mr. Keinan and an employee of Swiftnet Limited (“Iddo”), and the UK Subsidiaries, of us and NTS Communications, Inc. from any obligations under the loan agreement dated December 10, 2009, pursuant to which Iddo extended to Swiftnet Limited a loan of £860,044 ($1,471,108) (the “Loan Agreement”), the Security Documents (as that term is defined in the Loan Agreement) and any other ancillary documents thereof, including a release from the repayment of Iddo's Loan (as that term is defined in the Purchase Agreement) and the related costs and expenses specified in Schedule A of the Loan Agreement.

2. Full redemption by Buyer and/or Mr. Keinan of the credit facility which we had obtained from Bank Leumi (UK) Plc of £150,000 ($234,420), thereby releasing us from our obligation to Bank Leumi (UK) Plc.

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

We sought a valuation of the UK Subsidiaries in connection with the Transaction, which was submitted to our Audit Committee and Board of Directors for its review and consideration. On February 15, 2010 the Transaction was approved by our Audit Committee and Board of Directors. The transaction was approved by the holders of a majority of our common stock entitled to vote, which was obtained at a special meeting of our stockholders held on July 14, 2010. The sale of UK Subsidiaries was completed on July 29, 2010.

In connection with the Transaction, Guy Nissenson, our President, Chief Executive Officer and director, resigned his directorship of all of the UK Subsidiaries, and Mr. Keinan resigned from his directorship of all of our subsidiaries, other than the UK Subsidiaries. In addition, Mr. Aviu Ben-Horrin and Mr. Eyal J. Harish resigned from their positions on our Board of Directors, effective as of July 29, 2010.

In connection with the Purchase Agreement, we and Mr. Keinan entered into a second agreement on January 29, 2010 (the “Termination Agreement”), which terminated the Consulting Agreement entered into between us and Mr. Keinan on March 28, 2007.  Pursuant to the Termination Agreement, Keinan waived any future monthly fees, beginning on the consummation of the Transaction, and the right to an appropriate severance package which Keinan would have been entitled to under the Consulting Agreement.  In addition, pursuant to the Termination Agreement, upon the consummation of the Transaction and for as long as Mr. Keinan serves as one of our directors, Mr. Keinan shall be deemed a non-independent director and shall not be entitled to any compensation in connection with his directorship. Mr. Keinan resigned from our Board, for personal reasons, effective March 31, 2011.

B.           Disposition of Israeli Subsidiary (Xfone 018)

On August 31, 2010 (the “Closing Date”), we completed the disposition (the “Transaction”) of our 69% interest in Xfone 018 Ltd. (“Xfone 018”) pursuant to an agreement, dated May 14, 2010 (including any amendment and supplement thereto, the “Agreement”), by and between us, Newcall Ltd. (the former 26% minority owner of Xfone 018) (“Newcall”), Margo Pharma Ltd. (the former 5% minority owner of Xfone 018), and Marathon Telecom Ltd., the buyer of Xfone 018 (“Marathon Telecom”). The entry into the Agreement followed a non-binding memorandum of understanding which was entered into on March 2, 2010. Marathon Telecom and its directors have no affiliation with us.

The original gross purchase price to be paid by Marathon Telecom under the Agreement was $7,850,000. On the Closing Date, the parties agreed to reduce the gross purchase price to $7,802,000 and deposited with a trustee (the “Trustee”) an amount equal to 15% of the reduced gross purchase price (the “Deposit”), such Deposit is to act as collateral for the indemnification of Marathon Telecom pursuant to the provisions of Section 17 of the Agreement. Unless Marathon Telecom provides the Trustee with indemnification notice, the Deposit is to be disbursed by the Trustee in three equal parts, the first at the end of eight months, the second at the end of sixteen months and the third at the end of twenty four months following the Closing Date.

In connection with the consummation of the Transaction, Xfone 018 repaid all outstanding debts owed to its bank, to us and to Newcall, and we received 69% of the net proceeds from the sale. The gross proceeds to us were approximately $4,900,000, subject to disbursement of the Deposit by the Trustee according to the schedule set forth above.

The Company’s Board of Directors approved the Agreement on May 13, 2010. Pursuant to the Agreement, the consummation of the Transaction was subject to certain conditions and approvals, including, receipt of the approval of the Minister of Communications in Israel which was received on August 11, 2010.

In connection with the Transaction, on September 13, 2010 we paid $118,985 as finder's fee to Mr. Ilan Shoshani, the owner of Newcall.

C.            Guy Nissenson Agreements

1. Nissenson Original Consulting Agreement

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

In consideration of the performance of the Services pursuant to the Nissenson Consulting Agreement, we paid Mr. Nissenson a monthly fee of £10,000 ($15,470), which was increased by the Board of Directors following the recommendation of the Audit Committee and the Compensation Committee in accordance with the terms described below, to £16,000 ($24,752) effective as of June 1, 2008 (the “Fee”), and further increased in accordance with the First Amendment to the Nissenson Consulting Agreement described below. Mr. Nissenson shall invoice us at the end of each calendar month and we shall make the monthly payment immediately upon receiving such invoice. Once a calendar year, and no later than December 15, our Board shall consider approving an increase to the Fee. Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee.  In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board shall take into account, among other factors, growth in our revenues and/or profits.

Our Board of Directors shall, from time to time, and not less than once a calendar year, consider approving a grant of success bonus to Mr. Nissenson (the “Bonus”). Such Board approval shall be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee. In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board shall take into account, among other factors, growth in our revenues and/or profits and/or successful completion of transactions or activities by us (such as, but not limited to, reorganization, mergers, acquisitions, capital raisings and cost cuts). Any Board member, except Mr. Nissenson, may, at any time and from time to time, initiate a Bonus grant to Mr. Nissenson, and in such an event the approving process shall be set in motion.

Mr. Nissenson waived his bonuses for fiscal years 2007, 2008 and 2009 to which he was entitled pursuant to this provision.

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

We acknowledge that in order to render the Services pursuant to the Nissenson Consulting Agreement, Mr. Nissenson may be required to travel frequently around the world. Therefore, in order to enable Mr. Nissenson a normal family life we shall bear expenses which are related to Mr. Nissenson’s spouse.

This Nissenson Consulting Agreement shall be in effect for an initial fixed term of five years, beginning on January 1, 2007 (the “Initial Effective Term”), and thereafter, unless terminated as provided below, shall automatically be renewed for additional terms of three years (each, an “Additional Effective Term”). Notwithstanding the foregoing, each of the parties shall have the right to terminate the automatic renewal of the Nissenson Consulting Agreement, for any reason whatsoever, by a termination notice in writing, to be provided to the other party not less than six months prior to: (i) the expiration of the Initial Effective Term, or (ii) the expiration of any Additional Effective Term (the “Notice Period”). Notwithstanding the foregoing, as long as Mr. Nissenson shall command and/or control, directly and/or indirectly, including together with others and/or by proxies, fifteen percent (15%) or more of our voting rights, if we shall choose to exercise our right to terminate the automatic renewal of the Nissenson Consulting Agreement, the Notice Period shall be of not less than twelve months. Notwithstanding the foregoing, Mr. Nissenson shall have the right to terminate the Nissenson Consulting Agreement, for any reason whatsoever, and at any time, including during the Initial Effective Term (“Early Termination by Mr. Nissenson”). In the event of Early Termination by Mr. Nissenson, the Notice Period shall be of not less than eight months.

The Nissenson Consulting Agreement further provides that no later than June 30, 2007, the parties shall enter into a severance agreement providing for an appropriate severance package for Mr. Nissenson (the “Severance Agreement”). Pursuant to the approval of our Board of Directors, we entered into a Severance Agreement with Mr. Nissenson on September 20, 2010, which is described in Sub-Section 4 below.

The Nissenson Consulting Agreement also contains provisions regarding non-competition; intellectual property; confidentiality; conflict of interests and other standard terms and conditions.

The Nissenson Consulting Agreement was approved by all non-interested members of the Board of Directors, following a review and discussion by our Audit Committee.

2. First Amendment to the Nissenson Consulting Agreement

On June 30, 2010, pursuant to the recommendations of the Audit Committee and the Compensation Committee, and the resolution of our Board of Directors dated June 27, 2010, we and Mr. Nissenson entered into a First Amendment to the Nissenson Consulting Agreement, effective as of April 1, 2010 (the “First Amendment”).

The First Amendment amends certain terms of the Nissenson Consulting Agreement, including, but not limited to: (i) the description of the services rendered by Mr. Nissenson, which has been amended to auxiliary advisory and consulting services (excluding services rendered from the territory of the state of Israel), including in the areas of corporate management, strategy planning, business development, mergers and acquisitions, financing, and investors and debtors relations; (ii) the monthly fee payable to Mr. Nissenson, which has been amended to $28,500 per month; (iii) the bearing of expenses, which has been amended to include Mr. Nissenson's children as well; and (iv) the initial fixed term of the Nissenson Consulting Agreement, which has been amended to be eight years from the commencement date of January 1, 2007, and unless terminated as provided in the Consulting Agreement, is automatically renewable for additional terms of three years each.

 3. Termination of Employment Agreement with Swiftnet Limited

Mr. Nissenson was a party to a certain employment agreement with our former wholly owned UK subsidiary, Swiftnet Limited (“Swiftnet”), effective January 1, 2007, pursuant to which Mr. Nissenson served as Director of Business Development of Swiftnet (the “Swiftnet Employment Agreement”). Pursuant to the Swiftnet Employment Agreement, Mr. Nissenson was paid an annual salary of £48,000, payable in equal monthly payments of £4,000 each. On June 30, 2010, Mr. Nissenson and Swiftnet agreed to terminate the Swiftnet Employment Agreement, effective as of April 1, 2010.

4. Nissenson Employment Agreement

On June 30, 2010, pursuant to the recommendations of our Audit Committee, dated June 24, 2010, and our Compensation Committee, dated June 27, 2010, and the resolution of our Board of Directors dated June 27, 2010, we and Mr. Nissenson entered into a new Employment Agreement (the “Nissenson Employment Agreement”), pursuant to which Mr. Nissenson is employed by us as our President and CEO, effective as of April 1, 2010.  Pursuant to the Nissenson Employment Agreement, Mr. Nissenson will be paid an annual gross salary of $78,000, payable in equal monthly payments of $6,500 each.  The initial employment period is from April 1, 2010 to March 31, 2015. The term shall be extended automatically for additional periods of three years each. Each party generally has the right to terminate the automatic extensions at any time for any reason, by providing six months advance written notice. However, as long as Mr. Nissenson controls, directly and/or indirectly, 15% or more of the voting rights of our common stock, in the event that we elect to terminate the automatic extensions, Mr. Nissenson will be entitled to twelve months advance written notice from us. Notwithstanding the foregoing, Mr. Nissenson may terminate the Nissenson Employment Agreement at any time for any reason by providing eight months advance written notice to the Company.

Mr. Nissenson has undertaken to execute a letter of undertaking regarding confidentiality and non-competition provisions, and preservation of our intellectual property. The Nissenson Employment Agreement also contains provisions relating to conflicts of interest and loyalty, as well as other customary terms and conditions.

5. Nissenson Severance Agreement

Pursuant to Section 17 of the Nissenson Consulting Agreement and the First Amendment, and upon the approval of our Board of Directors, we entered into a Severance Agreement with Mr. Nissenson on September 20, 2010 (the “Severance Agreement”).  Pursuant to the Severance Agreement, in the event that (a) either (1) we terminate the Nissenson Consulting Agreement (as amended) and/or the Nissenson Employment Agreement, for a reason other than cause, disability or death, or (2) Mr. Nissenson terminates the Nissenson Consulting Agreement (as amended) and the Employment Agreement for good reason, and (b) Mr. Nissenson (1) signs and delivers to us a Release of Claims satisfactory to us, and (2) complies with the applicable terms of the Severance Agreement, the Nissenson Consulting Agreement (as amended) and the Nissenson Employment Agreement, then Mr. Nissenson shall be entitled to certain severance benefits.

The severance benefits include: (a) a lump sum payment consisting of (1) 3.5 months’ fee under the Nissenson Consulting Agreement (as amended) as then in effect, for each year or part thereof beginning on our inception and continuing until the termination date, and (2) 3.5 months’ salary under the Nissenson Employment Agreement as then in effect, for each year or part thereof beginning on our inception and continuing until the termination date, (b) full vesting of options which would have vested during the one-year period commencing on the termination date and which are not dependent on the achievement of a performance objective or objectives, (c) payment of outstanding and unpaid fees, bonuses, expenses, salaries and employee social and fringe benefits due pursuant to the Nissenson Consulting Agreement (as amended) as then in effect, and the Nissenson Employment Agreement prior to the termination date.

The initial term of the Severance Agreement is 4.5 years, beginning on September 20, 2010.  The term shall be automatically renewed for additional terms of three years for as long as the Nissenson Consulting Agreement (as amended) and the Nissenson Employment Agreement are in effect.

D.            Keinan/Nissenson/Campbeltown Agreement

On January 29, 2010, Abraham Keinan, Guy Nissenson and Campbeltown Business Ltd, an entity owned and controlled by Mr. Nissenson and his family (“Campbeltown”) entered into an agreement (the “Keinan/Nissenson/Campbeltown Agreement”). Pursuant to the Keinan/Nissenson/Campbeltown Agreement, on the consummation of the sale of our UK Subsidiaries described further in Section A above (the “Transaction”), a certain Voting Agreement dated September 28, 2004 between Mr. Keinan, Mr. Nissenson and Campbeltown was terminated, and was simultaneously replaced with an irrevocable written appointment by Mr. Keinan of Mr. Nissenson, to act as Mr. Keinan’s proxy in respect of all shares of our common stock that Mr. Keinan owns or holds now or in the future. The proxy is irrevocable, and will remain in effect for as long as Mr. Nissenson is the record or beneficial holder of one hundred thousand (100,000) or more shares of our common stock or is a director or an executive officer of ours.

E.            Dionysos Investments (1999) Ltd. Financial Services and Business Development Consulting Agreement

1. Original Financial Services and Business Development Consulting Agreement

A Financial Services and Business Development Consulting Agreement was entered into on November 18, 2004, between Dionysos Investments (1999) Ltd., an Israeli company (“Dionysos Investments”) and us with respect to certain services, as described below (the “Dionysos Investments Consulting Agreement”).  Mr. Haim Nissenson, a consultant of us since our inception and father of Mr. Guy Nissenson, our President, Chief Executive Officer and Director, is the Managing Director of Dionysos. Dionysos is owned and controlled by certain members of the Nissenson family, other than Mr. Guy Nissenson.

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

The Dionysos Investments Consulting Agreement provided that Dionysos Investments will be compensated by us for the Services provided to us in the amount of £3,000 (approximately $4,643) per month beginning on the Effective Date of the Dionysos Investments Consulting Agreement (the “Fees”). In addition, we will reimburse Dionysos Investments, based on prior approval, for expenses incurred, which expenses include travel, hotel, meals, courier, report reproduction and other administrative costs when and where needed (the “Expenses”). Compensation for any additional services provided by Dionysos Investment to us shall be as agreed by the parties.

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

2. First Amendment to Financial Services and Business Development Consulting Agreement

On February 8, 2007, pursuant to the recommendations of the Audit Committee and the resolutions of our Board of Directors dated December 25, 2006, and February 4, 2007, we and Dionysos Investments entered into a First Amendment to the Dionysos Investments Consulting Agreement (the “First Amendment”).

The First Amendment provides that Section 2 of the Dionysos Investments Consulting Agreement shall be amended in its entirety to provide as follows:

(i) The parties agree that Dionysos Investments will be compensated by us for the Services provided to us in the amount of £8,000 (approximately $12,382) per month, beginning on January 1, 2007;

(ii) In addition, we will pay Dionysos Investments a one time success fee in the amount of £10,000 (approximately $15,470), for initiating, establishing and developing the relationship between us and certain Israeli financial institutions during fiscal years 2005-2006, relationships which resulted in significant investments made by certain Israeli financial institutions;

(iii) In addition, we will pay Dionysos Investments a success fee for any future investments in us made by Israeli investors during fiscal year 2007, provided such investments were a direct or indirect result of the Services provided to us. The success fee will be equal to 0.5% (half percent) of the gross proceeds of such investments; and

(iv) In addition, we will reimburse Dionysos Investments, based on prior approval by the Audit Committee, for expenses incurred, which expenses will include travel, hotel, meals, courier, report reproduction and other administrative costs when and where needed. Compensation for any additional services provided by Dionysos Investments to us shall be as agreed by the parties.

The parties agreed that the abovementioned compensation will only apply to fiscal year 2007, and then be reviewed and reconsidered by the Audit Committee and Board of Directors in December 2007. In the event our Board of Directors, exercising sole discretion, decides not to approve the abovementioned compensation for fiscal year 2008, Dionysos Investments will have the option, in its sole discretion, to terminate the Dionysos Investments Consulting Agreement, or continue and provide the Services in return for the same compensation which was paid to it in fiscal years 2005-2006 (i.e. fee of £3,000 per month plus reimbursement of expenses).

The First Amendment further declares that the Audit Committee and Board of Directors approved the automatic renewal of the Term for an additional two-year period, ending on December 31, 2008.

On January 28, 2008, in accordance with the recommendation of the Audit Committee and in recognition of and following the successful efforts of Dionysos Investments in raising capital for us in Israel during 2007, the Board of Directors approved and confirmed by resolution the engagement of Dionysos Investments to serve as our consultant for the fiscal year ended December 31, 2008 at the same level of compensation which was agreed to and paid for the fiscal year ended December 31, 2007.

3. Second Amendment to Financial Services and Business Development Consulting Agreement

On January 15, 2009, pursuant to the recommendation of the Audit Committee and the resolution of the Board of Directors, we and Dionysos Investments entered into a Second Amendment to the Dionysos Investments Consulting Agreement (the “Second Amendment”).  The Second Amendment confirmed the automatic renewal of the Dionysos Investments Consulting Agreement for an additional two-year period and set the same compensation levels for fiscal 2009 and 2010 that were established for fiscal 2007 and 2008.  Accordingly, Dionysos Investments will continue to be paid £8,000 (approximately $12,382) per month, plus reimbursements for expenses, and will receive a success fee of 0.5% of the gross proceeds for any investments in us made by Israeli investors during fiscal 2009 and/or 2010 that result from Dionysos Investments’ services to us.

The parties also agreed that in or about December 2010, the Audit Committee and Board of Directors would review and reconsider for approval the above-mentioned compensation for any future term(s).

4. Third Amendment to Financial Services and Business Development Consulting Agreement

On December 27, 2010, pursuant to the recommendation of the Audit Committee and the resolution of the Board of Directors, we and Dionysos Investments entered into a Third Amendment to the Dionysos Investments Consulting Agreement (the “Third Amendment”).  The Third Amendment confirmed the automatic renewal of the Dionysos Investments Consulting Agreement for an additional two-year period ending on December 31, 2012. The parties agreed that Dionysos Investments will be compensated $12,700 per month, beginning on January 1, 2011, plus reimbursements for expenses, and will receive a success fee equal to 0.5% of the gross proceeds of any investments in us made by Israeli investors during fiscal 2011 and/or 2012 that result from Dionysos Investments’ services to us.

The parties also agreed that in or about December 2012, the Audit Committee and Board of Directors would review and reconsider for approval the Dionysos Investments’ compensation for any future term(s).

F.           Securities Purchase Agreement with Burlingame Equity Investors, LP

On March 23, 2010, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame Equity Investors, LP (“Burlingame”), pursuant to which Burlingame agreed to purchase from us and we agreed to sell and issue to Burlingame our following securities for an aggregate purchase price of $6,000,000 (the “Purchase Price”) (the “Burlingame Transaction”):

(1) Senior Promissory Note: A senior promissory note in the aggregate principal amount of $3,500,000, maturing on March 22, 2012 (the “Note”).  Interest accrues at an annual rate of 10% and is payable quarterly (commencing on June 30, 2010 and on the 15th of each September, December, March and June thereafter) in cash. The Note ranks pari passu in rights of liquidation with our Series A Bonds issued in Israel on December 13, 2007. Upon the occurrence or existence of any Event of Default, our obligations on the Note become immediately due and payable. “Event of Default” is defined in the Note to include (i) failure to pay the principal amount or accrued interest within five business days following an interest payment date or the maturity date; (ii) voluntary or involuntary bankruptcy or insolvency proceedings; (iii) a material breach of representations or warranties in the Purchase Agreement; (iv) a material breach by us of material covenants in the Burlingame Transaction documents, which is not cured within ten business days of a notice of default; (v) A monetary default by us under any other indebtedness for an amount greater than $1,000,000, which default results in the acceleration of such indebtedness, provided that the default is not cured within the cure period provided in the applicable agreement, document or instrument; and (vi) entry of a final judgment for the payment of money aggregating in excess of $1,000,000 rendered against us or our subsidiaries, which is not bonded, discharged, stayed or appealed.

(2) Shares of our Common Stock:  2,173,913 shares of our common stock, par value $0.001 per share (the “Burlingame Shares”). The Burlingame Shares were priced at $1.15 per share for a total purchase price for the Burlingame Shares of $2,500,000.

(3) Common Stock Purchase Warrant:  A warrant to purchase 950,000 shares of our common stock, which shall be exercisable at a price of $2.00 per share for a period of five years (the “Warrant”). The number of shares issuable upon exercise of the Warrant (the “Warrant Shares”), and/or the applicable exercise price, may be proportionately adjusted in the event of a stock dividend, distribution, subdivision, combination, merger, consolidation, sale of assets, spin-off or similar transactions.

The Purchase Agreement, Note and Warrant include representations, warranties, and covenants customary for a transaction of this type.

Under the Purchase Agreement, we granted to Burlingame certain registration rights with respect to the Burlingame Shares and the Warrant Shares (the “Registrable Securities”).

Following the execution of the Purchase Agreement, the Burlingame Transaction was consummated, and the Purchase Price was paid to us and the Note was delivered to Burlingame. The Burlingame Shares and the Warrant were authorized for issuance by us, and were issued and delivered to Burlingame upon receipt of approval of the listing for trading of the Burlingame Shares and the Warrant Shares on the NYSE Amex LLC and the Tel Aviv Stock Exchange Ltd.

The Registrable Securities have been registered pursuant to a Registration Statement on Form S-3 (File No. 333-168317) which was declared effective by the Commission on August 5, 2010.

We used the net proceeds from the Burlingame Transaction for working capital purposes.

Prior to the Burlingame Transaction, Burlingame and its affiliates were the beneficial owners of an aggregate of approximately 5.7% of our Common Stock. There were no other material relationships between us or our affiliates and Burlingame.

G.           Subscription Agreement with certain investors affiliated with Gagnon Securities LLC

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

The Gagnon Shares were authorized for issuance by us, and were issued and delivered to Gagnon upon receipt of approval of the listing for trading of the Gagnon Shares on the NYSE Amex LLC and the Tel Aviv Stock Exchange Ltd.

The Gagnon Shares have been registered pursuant to a Registration Statement on Form S-3 (File No. 333-168317) which was declared effective by the Commission on August 5, 2010.

We used the net proceeds from the Gagnon Transaction for working capital purposes.

Prior to the Gagnon Transaction, Gagnon and its affiliates were the beneficial owners of an aggregate of approximately 20.1% of our Common Stock. There were no other material relationships between us or our affiliates and Gagnon.

H.           Free Cash Flow Participation Agreement with NTS Holdings, Inc.

We entered into a Free Cash Flow Participation Agreement (the “Participation Agreement”) with NTS Holdings, an entity owned by Barbara Baldwin, an employee of NTS Communications, Jerry Hoover, Executive Vice President, Treasurer and Chief Financial Officer of NTS Communications and Treasurer of Xfone USA, and Brad Worthington, President, Chief Executive Officer and Chief Operating Officer of NTS Communications and President and Chief Executive Officer of Xfone USA, pursuant to which NTS Holdings will be entitled to a payment from us of an amount equal to 5% of the aggregate excess free cash flow generated by our U.S. Operations, which is defined in the Participation Agreement as our operations and our U.S. subsidiaries, which include Xfone USA, NTS Communications and their respective subsidiaries, as well as any U.S. entity that we acquire directly, or indirectly through our subsidiaries in the future (a “Future Acquisition”). NTS Holdings will be entitled to the participation amount beginning at such time as we have received a full return of our initial invested capital, plus an additional 8% return per year, in connection with the acquisition of NTS Communications (as well as in connection with any Future Acquisition).

The Participation Agreement will remain in effect in perpetuity, unless earlier terminated in accordance with its terms. Termination of the Participation Agreement may occur upon a sale or buyout of our U.S. Operations, at the option of the purchaser in any such transaction, and in the limited circumstances set forth in the Participation Agreement.

I.           Shareholder Value, Ltd.

Shareholder Value, Ltd. is a Texas limited partnership which owns 100% of the building in Lubbock, Texas, from which NTS Communications leases its corporate offices, Network Control Center, Customer Care and Internet help desk locations. NTS Properties, LLC is a Texas limited liability company that serves as the general partner of Shareholder Value, Ltd., and, in that capacity, owns 1% of Shareholder Value, Ltd. The remaining 99% of Shareholder Value, Ltd. is owned by a small group of investors, which includes several former shareholders of NTS Communications who sold their respective interests in NTS Communications to us in connection with our acquisition of NTS Communications in February 2008. To our knowledge, Barbara Baldwin owns approximately 7.425% of Shareholder Value, Ltd., Jerry Hoover owns approximately 4.95% of Shareholder Value, Ltd., and Brad Worthington owns approximately 4.95% of Shareholder Value, Ltd.

NTS Properties, LLC, was a wholly owned subsidiary of NTS Communications prior to the consummation of our acquisition of NTS Communications in February 2008.  As a closing condition of the acquisition transaction, NTS Communication’s ownership interest in NTS Properties, LLC was distributed pro-rata to former shareholders of NTS Communications, including Ms. Baldwin, Mr. Hoover and Mr. Worthington who, to our knowledge, currently own approximately 5.52%, 0.08% and 0.37% of NTS Properties, LC, respectively.

Board Independence

We apply the standards of the NYSE Amex LLC, the stock exchange upon which our Common Stock is listed in the U.S., for determining the independence of the members of our Board of Directors and Board committees. The Board has determined that, as of March 7, 2011, the following directors are independent within these rules: Itzhak Almog, Shemer S. Schwarz, Israel Singer, Arie Rosenfeld and Timothy M. Farrar.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Stark Winter Schenkein & Co., LLP (“SWS”) served as our independent certified public accountants for each of the fiscal years ended December 31, 2005, 2006, 2007 and 2008, and for the first quarter of fiscal year 2009.  On May 19, 2009, we dismissed SWS as our independent certified public accountants, and we engaged Baker Tilly Virchow Krause, LLP (formerly, Virchow, Krause & Company, LLP) and Baker Tilly (Horowitz Idan Goldstein Sabo Tevet) (formerly, Goldstein Sabo Tevet), independent members of Baker Tilly International (collectively, “Baker Tilly”) as our new independent accountants.  On December 27, 2010, our stockholders approved the appointment of Baker Tilly Virchow Krause, LLP as our independent certified public accountants for the second and third quarters in the fiscal year ending December 31, 2010, the audit of the fiscal year ending December 31, 2010 and the first quarter in the fiscal year ending December 31, 2011.

Audit and Non -Audit Fees

Our Audit Committee pre-approved all audit and non-audit services provided to us during the periods listed below. The Audit Committee approves discrete projects on a case-by-case basis that may have a material effect on our operations and also considers whether proposed services are compatible with the independence of the public accountants.

Aggregate fees for professional services rendered to us by (i) SWS for the first quarter of fiscal year 2009 ended March 31, 2009 and/or (ii) Baker Tilly for the remaining three quarters of the fiscal year ended December 31, 2009 and for the first quarter of fiscal year 2010 ended March 31, 2010 and/or (iii) Baker Tilly Virchow Krause, LLP for the remaining three quarters of the fiscal year ended December 31, 2010, are set forth below:

	Fiscal Year
	2010	2009

Audit Fees (1)	$129,000	$196,905
Audit-Related Fees (2)	7,000	3,750
Tax Fees (3)	26,000	16,640
All Other (4)	10,041	7,555
Total	$172,041	$224,850

(1)      Audit Fees Aggregate fees for professional services rendered in connection with the audit of our consolidated financial statements for fiscal years 2010 and 2009 and the quarterly reviews of our financial statements included in our Forms 10-Q.

(2) Audit-related Fees Aggregate fees for professional services rendered in connection with the review of our other filings with the SEC (i.e. Forms 8-K, S-8, S-3).

(3) Tax Fees Aggregate fees for professional consulting services rendered in connection with our state and federal taxes.

(4) All Other Reimbursement for expenses in connection with professional services rendered to us.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.3	Memorandum of Association of Swiftnet Limited. (1)
3.4	Articles of Association of Swiftnet Limited. (1)
3.6	Bylaws of Xfone USA, Inc. (7)
3.12	Reamended and Restated Bylaws of Xfone, Inc. dated November 18, 2010 (68)
4.	Specimen Stock Certificate.(1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. [Free translation from Hebrew] (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
10.132	Employment Agreement between NTS Communications, Inc. and Niv Krikov dated July 1, 2009. (59)
10.133	Agreement dated November 20, 2009 between Xfone, Inc., David Sela and Blokshtil Ltd. (English translation). (60)
10.134	Loan Agreement dated as of December 10, 2009, between Swiftnet Limited, Iddo Keinan, Xfone, Inc., Auracall Limited, Equitalk.co.uk Limited and Story Telecom Limited. (61)
10.135	General Release and Settlement Agreement dated December 28, 2009 between Xfone, Inc., and the selling shareholders of NTS Communications, Inc. (62)
10.136	Agreement dated January 29, 2010 by and between Xfone, Inc., Abraham Keinan, and AMIT K Limited. (63)
10.137	Agreement dated January 29, 2010 by and between Xfone, Inc. and Abraham Keinan. (63)
10.138	Agreement dated January 29, 2010 by and between Abraham Keinan, Guy Nissenson and Campbeltown Business Ltd. (63)
10.139	Securities Purchase Agreement dated effective as of March 23, 2010. (64)
10.140	Form of Subscription Agreement dated as of March 23, 2010. (64)
10.141	Contract dated May 14, 2010 by and between Xfone, Inc., Newcall Ltd., Margo Pharma, Ltd., and Marathon Telecom Ltd. [English translation] (65)
10.142	Employment Agreement entered into on June 30, 2010 between Xfone, Inc. and Guy Nissenson [Free translation from Hebrew] (66)
10.143	First Amendment to Consulting Agreement dated June 30, 2010 between Xfone, Inc. and Guy Nissenson (66)
10.144	Severance Agreement entered into on September 20, 2010 between Xfone, Inc. and Guy Nissenson. (67)
10.145	Third Amendment to Financial Services and Business Development Consulting Agreement dated December 27, 2010, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (69)
16.2	Letter dated June 1, 2009 from Stark Winter Schenkein & Co., LLP to the Securities and Exchange Commission. (58)
21.1	List of Subsidiaries (As of March, 17, 2011). *
23.1	Consent of Baker Tilly Virchow Krause, LLP dated March 16, 2011. *
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
*Denotes exhibits filed herewith.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits: filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.

(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits: filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2009 with Xfone, Inc.‘s Form 10-K.
(57)	Denotes previously filed exhibit: filed on April 30, 2009 with Xfone, Inc.‘s Form 10-K/A.
(58)	Denotes previously filed exhibit: filed on June 3, 2009 with Xfone, Inc.‘s Form 8-K/A.
(59)	Denotes previously filed exhibit: filed on July 1, 2009 with Xfone, Inc.‘s Form 8-K.
(60)	Denotes previously filed exhibit: filed on November 30, 2009 with Xfone, Inc.‘s Form 8-K.
(61)	Denotes previously filed exhibit: filed on December 11, 2009 with Xfone, Inc.‘s Form 8-K.
(62)	Denotes previously filed exhibit: filed on December 29, 2009 with Xfone, Inc.‘s Form 8-K.
(63)	Denotes previously filed exhibits: filed on January 29, 2010 with Xfone, Inc.‘s Form 8-K.
(64)	Denotes previously filed exhibits: filed on March 23, 2010 with Xfone, Inc.‘s Form 8-K.
(65)	Denotes previously filed exhibits: filed on June 1, 2010 with Xfone, Inc.’s Form 8-K.
(66)	Denotes previously filed exhibits: filed on June 30, 2010 with Xfone, Inc.’s Form 8-K.
(67)	Denotes previously filed exhibits: filed on September 20, 2010 with Xfone, Inc.’s Form 8-K.
(68)	Denotes previously filed exhibit: filed on November 18, 2010 with Xfone, Inc.’s Form 8-K
(69)	Denotes previously filed exhibit: filed on December 28, 2010 with Xfone, Inc.’s Form 8-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFONE, INC.

Date: March 18, 2011	By:	/s/ Guy Nissenson
Guy Nissenson President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Itzhak Almog	Chairman of the Board, Chairman of the Audit Committee and Chairman of the Nominating Committee	March 18, 2011
Itzhak Almog

/s/ Guy Nissenson	President, Chief Executive Officer and Director	March 18, 2011
Guy Nissenson

/s/ Niv Krikov	Treasurer, Chief Financial Officer, Principal Accounting Officer and Director	March 18, 2011
Niv Krikov

/s/ Israel Singer	Director, Chairman of the Compensation Committee and a member of the Audit Committee	March 18, 2011
Israel Singer

EXHIBIT INDEX

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.3	Memorandum of Association of Swiftnet Limited. (1)
3.4	Articles of Association of Swiftnet Limited. (1)
3.6	Bylaws of Xfone USA, Inc. (7)
3.12	Reamended and Restated Bylaws of Xfone, Inc. dated November 18, 2010 (68)
4.	Specimen Stock Certificate.(1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. [Free translation from Hebrew] (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
10.132	Employment Agreement between NTS Communications, Inc. and Niv Krikov dated July 1, 2009. (59)
10.133	Agreement dated November 20, 2009 between Xfone, Inc., David Sela and Blokshtil Ltd. (English translation). (60)
10.134	Loan Agreement dated as of December 10, 2009, between Swiftnet Limited, Iddo Keinan, Xfone, Inc., Auracall Limited, Equitalk.co.uk Limited and Story Telecom Limited. (61)
10.135	General Release and Settlement Agreement dated December 28, 2009 between Xfone, Inc., and the selling shareholders of NTS Communications, Inc. (62)
10.136	Agreement dated January 29, 2010 by and between Xfone, Inc., Abraham Keinan, and AMIT K Limited. (63)
10.137	Agreement dated January 29, 2010 by and between Xfone, Inc. and Abraham Keinan. (63)
10.138	Agreement dated January 29, 2010 by and between Abraham Keinan, Guy Nissenson and Campbeltown Business Ltd. (63)
10.139	Securities Purchase Agreement dated effective as of March 23, 2010. (64)
10.140	Form of Subscription Agreement dated as of March 23, 2010. (64)
10.141	Contract dated May 14, 2010 by and between Xfone, Inc., Newcall Ltd., Margo Pharma, Ltd., and Marathon Telecom Ltd. [English translation] (65)
10.142	Employment Agreement entered into on June 30, 2010 between Xfone, Inc. and Guy Nissenson [Free translation from Hebrew] (66)
10.143	First Amendment to Consulting Agreement dated June 30, 2010 between Xfone, Inc. and Guy Nissenson (66)
10.144	Severance Agreement entered into on September 20, 2010 between Xfone, Inc. and Guy Nissenson. (67)
10.145	Third Amendment to Financial Services and Business Development Consulting Agreement dated December 27, 2010, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (69)
16.2	Letter dated June 1, 2009 from Stark Winter Schenkein & Co., LLP to the Securities and Exchange Commission. (58)
21.1	List of Subsidiaries (As of March, 17, 2011). *
23.1	Consent of Baker Tilly Virchow Krause, LLP dated March 16, 2011. *
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
*Denotes exhibits filed herewith.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits: filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.

(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits: filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2009 with Xfone, Inc.‘s Form 10-K.
(57)	Denotes previously filed exhibit: filed on April 30, 2009 with Xfone, Inc.‘s Form 10-K/A.
(58)	Denotes previously filed exhibit: filed on June 3, 2009 with Xfone, Inc.‘s Form 8-K/A.
(59)	Denotes previously filed exhibit: filed on July 1, 2009 with Xfone, Inc.‘s Form 8-K.
(60)	Denotes previously filed exhibit: filed on November 30, 2009 with Xfone, Inc.‘s Form 8-K.
(61)	Denotes previously filed exhibit: filed on December 11, 2009 with Xfone, Inc.‘s Form 8-K.
(62)	Denotes previously filed exhibit: filed on December 29, 2009 with Xfone, Inc.‘s Form 8-K.
(63)	Denotes previously filed exhibits: filed on January 29, 2010 with Xfone, Inc.‘s Form 8-K.
(64)	Denotes previously filed exhibits: filed on March 23, 2010 with Xfone, Inc.‘s Form 8-K.
(65)	Denotes previously filed exhibits: filed on June 1, 2010 with Xfone, Inc.’s Form 8-K.
(66)	Denotes previously filed exhibits: filed on June 30, 2010 with Xfone, Inc.’s Form 8-K.
(67)	Denotes previously filed exhibits: filed on September 20, 2010 with Xfone, Inc.’s Form 8-K.
(68)	Denotes previously filed exhibit: filed on November 18, 2010 with Xfone, Inc.’s Form 8-K
(69)	Denotes previously filed exhibit: filed on December 28, 2010 with Xfone, Inc.’s Form 8-K