Form 10-Q
period 2011-03-31
XFONE INC.
filed 2011-05-16
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  001-32521

XFONE, INC.
(Exact name of registrant as specified in its charter)

Nevada	11-3618510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 13, 2011, 21,119,488 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

XFONE, INC. AND SUBSIDIARIES

PART I:

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements and Notes (Unaudited) - Period Ended March 31, 2011

Xfone, Inc. and Subsidiaries

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2011

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)

CURRENT ASSETS:
Cash	$313,923	$1,217,427
Accounts receivable, net	3,557,240	3,096,242
Prepaid expenses and other receivables	2,475,181	3,077,060
Deferred taxes	661,745	627,044
Inventory	179,323	181,874

Total current assets	7,187,412	8,199,647

BONDS ISSUANCE COSTS, NET	1,360,262	1,432,607

OTHER LONG-TERM ASSETS	3,150,296	3,147,373

RESTRICTED CASH	919,086	1,112,912

FIXED ASSETS, NET	60,368,953	58,544,792

INTANGIBLE ASSETS, NET	1,072,392	1,206,871

Total assets	$74,058,401	$73,644,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)

CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$3,048,562	$3,281,420
Trade payables	6,610,006	6,465,065
Other liabilities and accrued expenses	4,276,040	5,111,129
Current maturities of obligations under capital leases	716,678	829,045
Current maturities of bonds	4,410,060	3,933,014

Total current liabilities	19,061,346	19,619,673

DEFERRED TAXES, NET	2,486,774	2,791,430

NOTES PAYABLE TO THE UNITED STATES DEPARTMENT OF AGRICULTURE, NET OF CURRENT MATURITIES	10,675,334	9,492,448

NOTES PAYABLE, NET OF CURRENT MATURITIES	3,412,135	3,210,873

BONDS PAYABLES, NET OF CURRENT MATURITIES	15,806,775	15,289,906

OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT MATURITIES	556,082	605,626

OTHER LONG-TERM LIABILITIES	104,887	128,560

Total liabilities	52,103,333	51,138,516

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value per share: 75,000,000 shares authorized; 21,119,488 issued and outstanding at March 31, 2011 and December 31, 2010	21,119	21,119
Additional paid-in capital	48,160,374	48,077,378
Foreign currency translation adjustment	(1,910,706)	(1,910,706)
Retained earnings (deficit)	(24,315,719)	(23,682,105)

Total Equity	21,955,068	22,505,686

Total liabilities and shareholders' equity	$74,058,401	$73,644,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Revenues
Services on Fiber-To-The-Premise network	$2,945,400	$2,216,616
Leased local loop services and other	11,311,818	12,340,822

Total Revenues	14,257,218	14,557,438

Expenses
Cost of services (excluding depreciation and amortization shown below)	7,011,475	7,168,347
Selling, general and administrative	5,317,448	6,059,622
Depreciation and amortization	1,169,282	1,016,088
Financing expenses, net	1,524,430	1,094,726
Other expenses	146,732	145,245

Total Expenses	15,169,367	15,484,028

Loss from continued operations before taxes and non-controlling interest	(912,149)	(926,590)

Income tax benefit (expense)	278,535	322,229

Net loss from continued operations	(633,614)	(604,361)

Loss from discontinued operations in the United Kingdom and Israel, before taxes	-	(259,663)

Income tax expense on discontinued operations in the United Kingdom and Israel	-	(93,094)

Net loss	(633,614)	(957,118)

Less: Net loss attributed to non-controlling interest (related to discontinued operations)	-	(97,139)

Net loss attributed to shareholders	$(633,614)	$(1,054,257)

Basic and diluted income (loss) per share:
Loss from continued operations	$(0.030)	$(0.032)
Income (loss) from discontinued operations	-	(0.024)
Basic and diluted loss per share	$(0.030)	$(0.056)

Basic and diluted weighted average number of shares outstanding:	21,119,488	18,613,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Cash flow from operating activities:
Net loss	$(633,614)	$(957,118)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,169,282	1,230,249
Compensation in connection with the issuance of warrants and options issued for professional services	82,996	395,415
Impairment of goodwill	-	800,000
Accrued interest and exchange rate on bonds	993,915	629,312
Expense of discounted debt from related party and related warrants	201,262	11,416
Decrease (increase) in bonds issuance cost, net	72,345	75,597
Decrease (increase) in account receivables	(547,114)	878,630
Increase (decrease) in bad debt provision	86,117	(12,895)
Decrease (increase) in inventories	2,551	1,894
Decrease (increase) in long-term receivables	(2,923)	(286,405)
Decrease (increase) in prepaid expenses and other receivables	601,877	(146,475)
Increase( decrease) in other long-term liabilities	(23,673)	(27,873)
Increase (decrease) in trade payables	144,941	955,689
Increase(decrease) in other liabilities and accrued expenses	(835,085)	(677,870)
Deferred tax provision	(339,356)	(664,935)

Net cash provided by operating activities	973,521	2,204,631

Cash flow from investing activities:
Purchase of equipment	(898,931)	(1,058,287)
Purchase of equipment for the projects under the United States Department of Agriculture	(1,831,050)	(1,811,593)

Net cash used in investing activities	(2,729,981)	(2,869,880)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three months ended
	March 31,
	2011	2010

Cash flow from financing activities:
Repayment of long-term loans from banks and others	(273,323)	(133,784)
Repayment of capital lease obligation	(290,898)	(29,225)
Increase (decrease) in short-term bank credit, net	-	(966,218)
Proceeds from long-term loans from banks	-	407,387
Proceeds from long-term loans from the United States Department of Agriculture	1,355,932	-
Repayment of long term loans from United States Department of Agriculture	(132,581)	(104,542)
Proceeds from exercise of options	-	75,754
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	-	3,443,760
Decrease (increase) in restricted cash	193,826	786,340
Proceeds from long-term loans	-	2,556,240

Net cash provided by financing activities	852,956	6,035,712

Effect of exchange rate changes on cash and cash equivalents	-	(73,034)

Net increase (decrease) in cash and cash equivalents	(903,504)	5,297,429

Cash and cash equivalents at the beginning of the period	1,217,427	1,885,734

Cash and cash equivalents at the end of period	$313,923	$7,183,163

Supplemental disclosure of cash flows activities:

Cash paid for:

Interest	$227,772	$137,062

Purchase of fixed assets by capital lease arrangements	$128,987	$424,158

The accompanying notes are an integral part of these condensed consolidated financial statements

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2011 (Unaudited)

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

Xfone's holdings in subsidiaries as of March 31, 2011 were as follows:

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

On January 29, 2010, the Company entered into an agreement (the “Agreement”) with Abraham Keinan, a significant shareholder and then Chairman of the Board of the Company (“Keinan”), and AMIT K LTD, a company registered in England & Wales which is wholly owned and controlled by Keinan (“Buyer”), for the sale of Swiftnet Limited ("Swiftnet"), Auracall Limited ("Auracall"), Equitalk.co.uk Limited ("Equitalk") and Story Telecom, Inc. and its wholly owned UK subsidiary, Story Telecom Limited (collectively, "Story Telecom") (collectively, the “UK Subsidiaries”), which the Company owned (the “Transaction”). Pursuant to the Agreement, the consideration paid by Buyer and/or Keinan to Xfone would be comprised of the following:

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

4.	Cancellation of intercompany balances between the Company and the UK Subsidiaries amounting to $1,009,037.

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

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2011 (Unaudited)

Note 1 - Organization and Nature of Business (cont.)

The net loss on the sale of the UK Subsidiaries was calculated as follows:

Gross proceeds:
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

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2011 (Unaudited)
Note 1 - Organization and Nature of Business (cont.)

The result of discontinued operations in the UK for the three months ended March 31, 2010 is as follows:

Three months ended
March 31, 2010

Revenues (*)	$3,307,509
Cost of revenues	1,354,586

Gross profit	1,952,923

Operating expenses:
Marketing and selling	1,137,067
General and administrative	598,781
Impairment of goodwill	800,000
Total operating expenses	2,535,848

Operating profit (loss)	(582,925)

Financing expenses, net	(50,185)

Net income (loss) from discontinued operation in the UK	$(633,110)

(*) Intercompany revenues, for services provided by the discontinued operation in the UK to the discontinued operation in Israel, of $211,734 for the three months ended March 31, 2010, are attributed to the discontinued operations in the UK. The associated costs of these revenues are also attributed to the discontinued operations in the UK.

C.	Disposition of Israeli Subsidiary (Xfone 018)

On August 31, 2010 (the “Closing Date”), the Company completed the disposition (the “Transaction”) of its 69% interest in Xfone 018 Ltd. (“Xfone 018”) pursuant to an agreement, dated May 14, 2010 (including any amendments and supplements thereto, the “Agreement”), by and between the Company, Newcall Ltd. (the former 26% minority owner of Xfone 018) (“Newcall”), Margo Pharma Ltd. (the former 5% minority owner of Xfone 018), and Marathon Telecom Ltd., the buyer of Xfone 018 (“Marathon Telecom”).

The original gross purchase price to be paid by Marathon Telecom under the Agreement was $7,850,000. On the Closing Date, the parties agreed to reduce the gross purchase price to $7,802,000 and deposited with a trustee (the “Trustee”) an amount equal to 15% of the reduced gross purchase price (the “Deposit”), such Deposit is to act as collateral for the indemnification of Marathon Telecom pursuant to the provisions of Section 17 of the Agreement. The Deposit is to be disbursed by the Trustee in two installments, the first of which was already disbursed on April 4, 2011, and the second to be disbursed by December 31, 2011, unless Marathon Telecom provides the Trustee with an indemnification notice.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2011 (Unaudited)

Note 1 - Organization and Nature of Business (cont.)

In connection with the consummation of the Transaction, Xfone 018 repaid all outstanding debts owed to its bank, to the Company and to Newcall, and we received 69% of the net proceeds from the sale. The gross proceeds to the Company were approximately $4,900,000, subject to disbursement of the Deposit by the Trustee according to the schedule set forth above. In connection with the Transaction, on September 13, 2010 the Company paid $118,985 as a finder's fee to Mr. Ilan Shoshani, the owner of Newcall.

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

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2011 (Unaudited)

Note 1 - Organization and Nature of Business (cont.)

The result of discontinued operations in Israel for the three months ended March 31, 2010 is as follows:

Three months ended
March 31, 2010

Revenues (*)	$2,255,401
Cost of revenues	1,152,088

Gross profit	1,103,313

Operating expenses:
Marketing and selling	242,573
General and administrative	442,754
Total operating expenses	685,327

Operating profit	417,986

Financing income (expense), net	(44,539)

Income before taxes	373,447

Income tax expense	(93,094)

Net income	280,353

Income attributed to non-controlling interest	(97,140)

Net income (loss) attributed to the Company from discontinued operation in Israel	$183,213

(*) Intercompany revenues, for services provided by the discontinued operation in Israel to the discontinued operation in the UK, of $7,563 for the three months ended March 31, 2010, are attributed to the discontinued operations in Israel. The associated costs of these revenues are also attributed to the discontinued operations in Israel.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2011 (Unaudited)

Note 2 - Significant Accounting Policies

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are as follows:

A.	Principles of Consolidation and Basis of Financial Statement Presentation

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Minority interest in the loss of a subsidiary will be recorded according to the respective equity interest of the minority and up to its exposure and/or legal obligation to cover the subsidiary losses in  the event that equity is reduced to zero or below.

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

C.	Cash and Cash Equivalents

Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

D.	Restricted Cash

At March 31, 2011 and December 31, 2010 restricted cash includes proceeds held by NTS Telephone Company, LLC and PRIDE Network, Inc. that were received from the United States Department of Agriculture to develop its FTTP infrastructure in northwestern Texas and southern Louisiana.

E.	Accounts Receivable

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

Accounts receivable are presented net of an allowance for doubtful accounts of $473,453 and $387,336 at March 31, 2011 and December 31, 2010, respectively.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2011 (Unaudited)

 Note 2 - Significant Accounting Policies (cont.)

F.	Other Intangible Assets

Other intangible assets consist of a license to provide communication services in the US.

Customer relations related to mergers and acquisitions are amortized over a period between 2-13 years from the date of the purchase.

G.	Earnings Per Share

Basic earning per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All outstanding warrants and options were excluded from the calculation of diluted loss per share since they would have an anti-dilutive effect due to the Company's loss from continued operations and net loss to shareholders which were reported for the three months ended March 31, 2011and 2010.

H.	Stock-Based Compensation

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

I.	Reclassification

Certain prior period balances in the statement of cash flows were reclassified to appropriately present amounts held as restricted cash and expenses related to discounted debt and related warrants. Such reclassifications did not impact the Company's net income or stockholders' equity.

J.	Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the US Securities and Exchange Commission. Certain information, including note disclosures, normally included in financial statements which are prepared in accordance with US GAAP has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2011 (Unaudited)

 Note 2 - Significant Accounting Policies (cont.)

In management’s opinion, the condensed consolidated balance sheet as of March 31, 2011 (unaudited) and December 31, 2010 (audited), the unaudited condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company's financial position, results of operations and cash flows on a basis consistent with that of the Company's prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2010.

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

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2011 (Unaudited)

 Note 2 - Significant Accounting Policies (cont.)

L.	Derivative Instruments

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133, as codified in ASC 815. ASC 815 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of any gains and losses on derivative contracts, and details of credit risk related contingent features in their hedged positions. ASC 815 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for; and how the hedges affect the entity's financial position, financial performance, and cash flows. The adoption of this new guidance on January 1, 2009 has been incorporated into the notes to the Company's consolidated financial statements. As of March 31, 2011, the Company does not have open positions.

M.	Recent Accounting Pronouncements

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

2.
Intangibles-Goodwill and Other. In December 2010, the FASB issued “Intangibles- Goodwill and Other- When to perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (Accounting Standards Update (ASU) 2010-28), which requires the entity to assess whether it is more likely than not that a goodwill impairment exists for each reporting unit with a zero or negative carrying amount.  If it is more likely than not that a goodwill impairment exists, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any by evaluating the adverse qualitative factors. ASU 2010-28 became effective for a public entity for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Adoption of this standard required recording a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Accordingly, adoption of the new guidance has not impacted the Company’s financial statements.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2011 (Unaudited)

 Note 2 - Significant Accounting Policies (cont.)

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

Note 3 – Notes payable

1.
NTS has a loan with a commercial bank with an outstanding amount of $2,553,894 as of March 31, 2011 with a maturity date of October 13, 2011. The loan bears interest at a rate equivalent to 2% above the Wall Street Journal Prime rate, but not less than 6% per annum and is repayable in equal principal and interest monthly installments of $100,000 each. The loan is secured by an assignment of all of NTS’ trade accounts receivable, equipment and inventory.

2.
NTS Telephone Company, LLC, a wholly owned subsidiary of NTS Communications, Inc., received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the advance date until full repayment after 17 years from each advance date. The loan bears interest at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. Advances are provided as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The note is non-recourse to NTS and all other NTS subsidiaries and is secured by NTS Telephone's assets which were $10.6 million at March 31, 2011. As of March 31, 2011, the current average weighted interest rate on the outstanding advances was 3.78%.

The total outstanding amount of these loans as of March 31, 2011 and December 31, 2010 are $8,575,304 and $8,218,438, respectively. The loans are to be repaid in monthly installments until 2024.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2011 (Unaudited)

 Note 3 - Notes payable (cont.)

3.
PRIDE Network, Inc., a wholly owned subsidiary of NTS Communications, Inc., has received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total $99.9 million funding in form of $45.9 million in grants and $54 million in 19 to 20 year loans. The loans bear interest at the US Treasury rate for comparable loans with comparable maturities. The funding will allow the Company to develop its FTTP infrastructure, known as the PRIDE Network in northwestern Texas and further expand it to communities in southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The total aggregate amount of these loans and grants as of March 31, 2011 is $2,560,754 and $426,776, respectively. The loans are non-recourse to NTS and all other NTS subsidiaries and are secured by PRIDE Network's assets which were $1.9 million at March 31, 2011. As of March 31, 2011, the current average weighted interest rate on the outstanding advances was 3.81%.

4.
On March 23, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame Equity Investors, LP (“Burlingame”). As part of the Purchase Agreement, the Company issued a senior promissory note in the aggregate principal amount of $3,500,000 (the “Promissory Note”). Interest accrues at an annual rate of 10% and is payable quarterly. The Promissory Note is not secured and has equal liquidation rights with the Company's Series A Bonds issued in Israel on December 13, 2007. The Company evaluated the fair value of each of the three securities that were issued under the Purchase Agreement (i.e., the Promissory Note, 2,173,913 shares of the Company’s common stock, and a warrant to purchase 950,000 shares of the Company’s common stock) and recorded the Promissory Note at its allocated relative fair value of $2,556,240. The difference between the allocated relative fair value and the principal amount will be expense ratably over the life of the Promissory Note.

On May 2, 2011, the Company entered into a First Amendment to the Promissory Note, pursuant to which the Company and Burlingame agreed to extend the maturity date of the Promissory Note from March 22, 2012 to March 22, 2013.

The effective interest rate of the Promissory Note is calculated at 22.1%.

Note 4 - Geographical segments Information

As of January 1, 2010, the Company has one reporting segment. The Company's operations in the UK and Israel are reported as discontinued operations (Note 1B and 1C).

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2011 (Unaudited)

Note 5 – Legal proceedings

Eliezer Tzur et al. vs. 012 Telecom Ltd. Et al.

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), the Company's former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to the Company (collectively with Xfone 018, the “Defendants”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by consumers to the Defendants’ respective technical support numbers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15.71). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,164,502) which reflects the Petitioners’ estimation of damages caused to all consumers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request. An internal court deliberation with respect to the Class Action Request has been scheduled by the Israeli court for October 11, 2011.

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the request of the Israeli Court was supplemented on May 3, 2011 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services (the “Services”) who called its telephone service center from December 15, 2004 until December 31, 2009, due to a problem in the Services, and were charged for such calls (the “Compensation”). The Compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one time special reward in the amount of NIS 10,000 (approximately $2,886) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $11,544) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court.

On May 14, 2010, the Company entered into an agreement (including any amendment and supplement thereto, the “Agreement”) with Marathon Telecom Ltd. for the sale of our majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, the Company is fully and exclusively liable for any and all amounts, payments or expenses which will be incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Agreement provides that the Company shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, the Company shall bear only the cost of such services). Section 10 of the Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with the Company and with mutual assistance. Subject to and upon the approval of the Settlement Agreement by the Israeli Court, the Company shall bear and/or pay: (i) the costs of the Compensation; (ii) the Reward; (iii) the Attorneys Fee; and (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $21,645).

In the event the Settlement Agreement is not approved by the Israeli Court, Xfone 018 shall vigorously defend the Class Action Request.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2011 (Unaudited)

Note 6 – Subsequent Events

On April 25, 2011, a definitive Asset Purchase Agreement was entered into between the Company's wholly-owned subsidiary, NTS Communications, Inc. and CoBridge Telecom, LLC for the purchase of approximately 2,400 cable customers as well as equipment in Levelland, Littlefield, Morton and Colorado City, Texas (the “Cobridge Transaction”). The CoBridge Transaction is expected to close in June 2011.

The Company does not believe that the CoBridge Transaction is material from an accounting perspective.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of  Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in Xfone, Inc.'s (referred to herein as the "Company", or "Xfone", "we", "our", "ours" and "us") revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the Company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our businesses.

US Dollars are denoted herein by “USD”, New Israeli Shekels are denoted herein by “NIS”, and the UK Pound Sterling is denoted herein by “GBP”.

OVERVIEW

We were incorporated in Nevada, U.S.A. in September 2000. We are a holding and managing company providing, through our subsidiaries, integrated communications services which include voice, video and data over our Fiber-To-The-Premise ("FTTP") and other networks. We currently have operations in Texas, Mississippi and Louisiana.

Our principal executive offices are located in Lubbock, Texas.

Divestitures

Subsequent to the year ended December 31, 2009, our board of directors made a strategic decision to concentrate on our operations in the U.S. As a result of this decision, we decided to divest our operations in the United Kingdom (“UK”), and Israel. The assets, liabilities and results of operations of the UK and Israel operations have been classified as discontinued operations for all periods presented.

Discontinued operations in the UK. On January 29, 2010, we entered into an agreement (the “Agreement”) with Abraham Keinan, a significant shareholder and then Chairman of the Board of Xfone, Inc. (“Keinan”), and AMIT K LTD, a company registered in England & Wales which is wholly owned and controlled by Keinan (“Buyer”), for the sale of Swiftnet Limited (“Swiftnet”), Auracall Limited (“Auracall”), Equitalk.co.uk Limited (“Equitalk”) and Story Telecom, Inc. and its wholly owned UK subsidiary, Story Telecom Limited (collectively, “Story Telecom”) (collectively, the “UK Subsidiaries”), which we owned (the “Transaction”). Pursuant to the Agreement, the consideration paid by Buyer and/or Keinan to us would be comprised of the following components:

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

Gross proceeds
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

The result of discontinued operations in the UK for the three months ended March 31, 2010 is as follows:

Three months ended
March 31, 2010

Revenues (*)	$3,307,509
Cost of revenues	1,354,586

Gross profit	1,952,923

Operating expenses:
Marketing and selling	1,137,067
General and administrative	598,781
Impairment of goodwill	800,000
Total operating expenses	2,535,848

Operating profit (loss)	(582,925)

Financing expenses, net	(50,185)

Net income (loss) from discontinued operation in the United Kingdom	$(633,110)

(*) Intercompany revenues, for services provided by the discontinued operation in the UK to the discontinued operation in Israel, of $211,734 for the three months ended March 31, 2010, are attributed to the discontinued operations in the UK. The associated costs of these revenues are also attributed to the discontinued operations in the UK.

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

The original gross purchase price to be paid by Marathon Telecom under the Agreement was $7,850,000. On the Closing Date, the parties agreed to reduce the gross purchase price to $7,802,000 and deposited with a trustee (the “Trustee”) an amount equal to 15% of the reduced gross purchase price (the “Deposit”), such Deposit is to act as collateral for the indemnification of Marathon Telecom pursuant to the provisions of Section 17 of the Agreement. The Deposit is to be disbursed by the Trustee in two installments, the first of which was already disbursed on April 4, 2011, and the second to be disbursed by December 31, 2011, unless Marathon Telecom provides the Trustee with an indemnification notice.

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

The net profit on the sale of Xfone 018 was calculated as follows:

Gross proceeds:
Cash (less Transaction costs)	$5,560,567
Cash held in escrow	1,695,817
Allocation of proceeds to Minority Partners	(2,308,285)

Net proceeds	4,948,099

Net book value of Xfone 018:
Cash	433,314
Account receivables	1,690,699
Other current assets	206,735
Fixed assets, net	1,446,789
Other non-current assets	276,814
Short-term bank credit and current maturities of notes payable	(466,864)
Trade payable	(1,667,384)
Other current liabilities	(149,019)
Notes payable, net of current maturities	(349,177)
Other long-term liability	(125,218)
Minority interest	(372,451)
Realization of cumulative translation adjustment	100,172

Net assets	1,024,410

Profit before capital gain taxes	3,923,689

Tax expense	2,538,179

Net profit on the sale of Xfone 018	$1,385,510

The result of discontinued operations in Israel for the three months ended March 31, 2010 is as follows:

Three months ended
March 31, 2010

Revenues (*)	$2,255,401
Cost of revenues	1,152,088

Gross profit	1,103,313

Operating expenses:
Marketing and selling	242,573
General and administrative	442,754
Total operating expenses	685,327

Operating profit	417,986

Financing income (expense), net	(44,539)

Income before taxes	373,447

Income tax expense	(93,094)

Net income	280,353

Income attributed to non-controlling interest	(97,140)

Net income (loss) attributed to the Company from discontinued operation in Israel	$183,213

(*) Intercompany revenues, for services provided by the discontinued operation in Israel to discontinued operations in the UK, of $7,563 for the three months ended March 31, 2010, are attributed to discontinued operation in Israel. The associated costs of these revenues are also attributed to discontinued operations in Israel.

RESULTS OF OPERATIONS

Financial Information – Percentage of Revenues:

	Three months ended March 31,
	2011	2010
Revenues:
Services on Fiber-To-The-Premise network	20.7%	15.2%
Leased local loop services and other	79.3%	84.8%
Total Revenues	100%	100%

Expenses:
Cost of services (excluding depreciation and amortization)	49.2%	49.2%
Selling, general and administrative	37.3%	41.9%
Depreciation and amortization	8.2%	6.7%
Financing expenses, net	10.7%	7.5%
Other expenses	1.0%	1.0%
Total expenses	106.4%	106.4%

Loss from continued operations before taxes and non-controlling interest	(6.4)%	(6.4)%

Loss from continued operations	(4.4)%	(4.2)%

Net loss attributed to shareholders	(4.4)%	(7.2)%

COMPARISON OF THE THREE MONTHS PERIODS ENDED MARCH 31, 2011 AND MARCH 31, 2010

Revenues. Revenues for the quarter ended March 31, 2011 decreased by 2.1% to $14,257,218 from $14,557,438 for the same period in 2010. Revenues from our Fiber-To-The-Premise ("FTTP") network in the quarter ended March 31, 2011 increased 32.9% to $2,945,400 from $2,216,616 in the same period in 2010. As percentage of total sales, FTTP revenues in the quarter ended March 31, 2011 increased to 20.7% from 15.2% for the same period in 2010. In 2011 we expect to increase the FTTP revenues as a result of increasing our market share in Levelland, TX, as well as starting to sell our FTTP services in the PRIDE Network projects.

Revenues from our leased local loop include revenues from wholesale, other carriers and other non-FTTP customers. Revenues from leased local loop in the quarter ended March 31, 2011 decreased 8.3% to $11,311,818 from $12,340,822 for the same period in 2010. As percentage of total sales, leased local loop revenues in the quarter ended March 31, 2011 decreased to 79.3% from 84.8% for the same period in 2010. The decrease in our non-FTTP revenues mainly resulted from decrease in sale of peripheral telecommunication equipment, termination of wholesale traffic and attrition of residential customers. We expect that the decline in revenues from non-FTTP residential customer will continue in 2011 but will be offset by the increase in FTTP revenues from business and residential customers.

Cost of services (excluding depreciation and amortization). Cost of services consists primarily of facilities and traffic time purchased from other telephone companies and content for our video services. Cost of services for the quarter ended March 31, 2011 decreased 2.2% to $7,011,475 from $7,168,347 for the same period in 2010. Cost of services, as a percentage of revenues in the quarter ended March 31, 2011 was 49.2%, similar to the same period in 2010. The decrease in the cost of services, as a percentage of revenues, is the result of an increase in high-margin FTTP revenues and a decrease in low-margin revenues from non-FTTP residential customers and wholesale. We expect that the cost of services, as percentage of revenues, will continue to decline as we increase the portion of revenues generated from our high-margin FTTP services.

Selling, General and Administrative Expenses. Selling expenses consist primarily of compensation costs for our sales, administrative and management employees. Selling, general and administrative expenses for the quarter ended March 31, 2011, decreased 12.8% to $5,317,448 from $6,099,898 for the same period in 2010. The decrease in the expenses resulted mainly from reduction in personnel and savings in the corporate expenses as a result of the divestiture of the UK and Israeli operations in addition to the decrease in payroll and sales commission. General and administrative expenses include stock options compensation which relates to stock options that were granted to our employees and directors and vest during the reported period. Total stock option compensation in the quarter ended March 31, 2011 decreased by $312,419 (or 79.0%) to $82,996 from $395,415 for the same period in 2010.

Depreciation and amortization. Depreciation and amortization expenses for the quarter ended March 31, 2011, increased by $193,470 (or 19.8%) to $1,169,282 from $1,016,088 for the same period in 2010. The increase was due to the large investments in the development of the FTTP network in Levelland, TX.

Financing Expenses. Financing expenses, net, for the quarter ended March 31, 2011 increased by approximately 39.3% to $1,524,430 from $1,094,726 for the same period in 2010. Financing expenses consist of interest payable on our financial obligations, the measurement of the Bonds which are stated in NIS and linked to the Israeli Consumer Price Index (the “CPI”). Financing expenses for the quarter ended March 31, 2010 also includes the effect of the currency exchange rate on intercompany balances with our former subsidiaries which report in NIS and GBP as their functional currencies. The increase in financing expenses is a result of the devaluation of 1.9% in the USD against the NIS and adjustment to the inflation of 0.9% during the first quarter of 2011 versus a devaluation of 1.6% in the USD against the NIS and adjustment to the deflation of 1.0% in the same period in 2010. Financial expenses in the first quarter of 2010 also includes expenses related to warrants that were issued to Burlingame Equity Investors, LP ("Burlingame") on March 2010 and expenses of the difference between the allocated relative fair value and the principal amount of the loan from Burlingame from March 2010. The increase in financing expenses was offset against a decrease in the interest accumulated on the Bonds’ outstanding principal during the quarter ended March 31, 2011 and the same period in 2010.

Other Expenses. Other expenses for the quarter ended March 31, 2011 increased by approximately 1% to $146,732 from $145,245 for the same period in 2010. Other expenses consist of real estate taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of March 31, 2011 amounted to $313,923, compared to $1,217,427 as of December 31, 2010, a decrease of $903,504. Net cash provided by operating activities in the quarter ended March 31, 2011 was $973,521, a decrease of $1,231,110 compared to $2,204,631 which were provided by operating activities in the quarter ended March 31, 2010. The decrease in cash flow from operating activities is mostly related to the following changes in working capital: (1) an increase in accounts receivable of $547,114 in the quarter ended March 31, 2011 compared to a decrease of $878,630 in the same period of 2010; (2) decrease in prepaid expenses and other receivables of $601,877 in the quarter ended March 31, 2011 compared to an increase of $146,475 in the same period of 2010; (3) an increase in the provision for bad debt of $86,117 in the quarter ended March 31, 2011 compared to a decrease of $12,895 in the same period of 2010; (4) an increase in long term receivables of $2,923 in the quarter ended March 31, 2011 compared to an increase of $286,405 in the same period of 2010; and (5) a decrease in other liabilities and accrued expenses of $835,085 in the quarter ended March 31, 2011 compared to a decrease of $677,870 in the same period of 2010. Cash used for investing activities in the quarter ended March 31, 2011 was $2,729,981 compared to $2,869,880 in the same period of 2010. Of that amount, $1,831,050 is attributable to the build out of our FTTP projects under the United States Department of Agriculture in Levelland, TX, and $898,931 to the purchase of other equipment. Net cash provided by financing activities for the quarter ended March 31, 2011 was $852,956 and is primarily attributable to proceeds from long-term loans from the United States Department of Agriculture which are offset by repayment of the capital lease obligations and loans from a bank.

Capital lease obligations. We are the lessee of switching and other telecom equipment under capital leases expiring on various dates from 2010 through 2014.

As of March 31, 2011, we reported a working capital deficit of $11,873,934 compared to a deficit of $11,420,026 on December 31, 2010. In order to overcome the deficit in our working capital, we will try to replace the short-term note with a multi-annual credit line and to refinance our real estate asset in a form of a long-term mortgage. In addition, we believe that we will get the benefits form the reorganization of our sales and marketing department at the beginning of 2011 in the form of reduction of payroll costs starting the second quarter of 2011. On May 2, 2011 we reached an agreement with Burlingame Equity Investors, LP to extend the maturity date of the Senior Promissory Note from March 22, 2012 to March 22, 2013. On April 12, 2011, we filed with the Israel Securities Authority and the Tel-Aviv Stock Exchange (the “TASE”) a draft prospectus in connection with a contemplated public offering of a new series of straight bonds (the “Series B Bonds”), to be traded on the TASE, in the aggregate amount of up to NIS 60,000,000 (approximately $17,142,857) (the “Offering”). The Offering is contemplated to provide additional working capital for use in the initial roll-out of triple play fiber optic services in the our new PRIDE Network  Projects serving areas, the construction of ancillary fiber facilities related to the PRIDE Network  Projects; and for general corporate purposes. We believe that these actions will able us to pay our current obligations.

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of March 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic credit facility	$2,553,894	$2,553,894	$-	$-	$-
Domestic Note Payable	45,270	33,944	11,326	-	-
Other notes payable	3,400,810		3,400,810	-	-
Notes Payable from the United States Department of Agriculture	11,136,058	460,724	921,447	921,447	8,832,440
Bonds	20,216,835	4,410,060	7,903,388	7,903,387	-
Capital leases	1,272,760	716,678	553,007	3,075	-
Operating leases	4,176,758	2,127,608	2,018,805	30,345	-

Total contractual cash obligations	$42,802,385	$10,302,908	$14,808,783	$8,858,254	$8,832,440

We believe that funds expected to be generated from operations, the renegotiation of borrowing capacity, the Offering of Series B Bonds and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities or we are unable to renew and extend a portion of our short-term credit line and notes payable, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that we will be able to meet our liquidity needs for at least the next 12 months, no assurance can be given that we will be able to do so.

Xfone, Inc.

The Series A Bonds

On December 13, 2007 (the “Date of Issuance”), we accepted offers, for the issuance of securities to Israeli institutional investors, for total gross proceeds of NIS 100,382,100 (approximately $25,562,032, based on the exchange rate as of December 13, 2007) par value non-convertible bonds (the “Series A Bonds”). The Series A Bonds were issued for an amount equal to their par value.

The Series A Bonds accrue annual interest that is paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive). The principal of the Series A Bonds is repaid in eight equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Series A Bonds are linked to the Israeli CPI.

On November 4, 2008, we filed a public prospectus (the “Prospectus”) with the Israel Securities Authority (the “ISA”) and the Tel Aviv Stock Exchange ("TASE") for listing of the Series A Bonds for trading on the TASE. On November 11, 2008 (the “Date of Listing”), the Series A Bonds commenced trading on the TASE. From the Date of Issuance until the Date of Listing, the Series A Bonds accrued annual interest at a rate of 9%. As of the Date of Listing, the interest rate for the unpaid balance of the Series A Bonds was reduced by 1% to an annual interest rate of 8%.

The Series A Bonds may only be traded in Israel. The Series A Bonds are rated Baa3 with a negative outlook by Midroog Limited, an Israeli rating company which is a subsidiary of Moody’s Investor Services.

On March 25, 2008, we issued the holders of the Series A Bonds, for no additional consideration, 956,020 (non-tradable) warrants, each exercisable at an exercise price of $3.50 with a term of 4 years, commencing on September 2, 2008.

Securities Purchase Agreement

On March 23, 2010, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame Equity Investors, LP (“Burlingame”), for the issuance of the following securities for an aggregate purchase price of $6,000,000:

 (1) A senior promissory note in the aggregate principal amount of $3,500,000. Interest accrues at an annual rate of 10% and is payable quarterly. The note ranks pari passu in rights of liquidation with our Series A Bonds.

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

On May 2, 2011, the maturity date of the senior promissory note was extended from March 22, 2012 to March 22, 2013.

Subscription Agreement

On March 23, 2010, we entered into a Subscription Agreement with certain investors affiliated with Gagnon Securities LLC, an existing shareholder (collectively, “Gagnon”), for the issuance of 500,000 shares of Company's common stock at a purchase price of $1.15 per share for an aggregate purchase price of $575,000. We used the net proceeds from the transaction for working capital purposes.

US subsidiaries

On October 14, 2010, NTS Communications, Inc. replaced a certain revolving line of credit and a loan from a commercial bank with a new loan in the amount of $2,983,531 with a maturity date of October 13, 2011. The new loan bears interest at a rate equivalent to Wall Street Journal Prime rate, but not less than 6% per annum, and is repayable in equal monthly installments of $100,000 each. The new loan is secured by an assignment of all of NTS’ trade accounts receivable and certain fixed assets. As of March 31, 2011, the outstanding balance of the new loan was $2,553,894.

NTS Telephone Company, LLC, a wholly owned subsidiary of NTS Communications, Inc., has received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the initial advance date until full repayment after 17 years. The loan bears interest at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. Advances are provided as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The note is non-recourse to NTS and all other NTS subsidiaries and is secured by NTS Telephones assets which were $11.3 million at March 31, 2011. As of March 31, 2011, the current average weighted interest rate on the outstanding advances was 3.78%. The total aggregate outstanding amount of these loans as of March 31, 2011 is $8,575,304.

PRIDE Network, Inc., a wholly owned subsidiary of NTS Communications, Inc., has received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total of $99.9 million funding in form of $45.9 million in grants and $54 million in 19 to 20-year loans. The loans bear interest at the US Treasury rate for comparable loans with comparable maturities. The funding will allow us to develop our FTTP infrastructure, known as the PRIDE Network projects, in northwestern Texas and further expand it to communities in southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The total aggregate amount of these loans as of March 31, 2011 is $2,560,754. The loans are non-recourse to NTS and all other NTS subsidiaries and are secured by PRIDE Network's assets which were $2.9 million at March 31, 2011. As of March 31, 2011, the annual average weighted interest rate on the outstanding advances was 3.81%.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

Following the divestiture of our UK and Israeli operations, all of our assets, liabilities (except the Series A Bonds), revenues and expenditures are in USD.

Notwithstanding having our Series A Bonds stated in NIS and linked to the Israeli CPI, during the three months ended March 31, 2011, our outstanding liability was increased by approximately $387,000 as a result of the revaluation of the NIS in relation with the USD.

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

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), our former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to us (collectively with Xfone 018, the “Defendants”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by consumers to the Defendants’ respective technical support numbers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15.71). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,164,502) which reflects the Petitioners’ estimation of damages caused to all consumers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the request of the Israeli Court was supplemented on May 3, 2011 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services (the “Services”) who called its telephone service center from December 15, 2004 until December 31, 2009, due to a problem in the Services, and were charged for such calls (the “Compensation”). The Compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one-time special reward in the amount of NIS 10,000 (approximately $2,886) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $11,544) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court. An internal court deliberation with respect to the Class Action Request has been scheduled by the Israeli Court for October 11, 2011. It is expected that the Israeli Court will consider Xfone 018 and Mr. Sharvit's request to approve the Settlement Agreement on or before said date.

On May 14, 2010, we entered into an agreement (including any amendment and supplement thereto, the “Agreement”) with Marathon Telecom Ltd. for the sale of our majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, we are fully and exclusively liable for any and all amounts, payments or expenses which will be incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Agreement provides that we shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, we shall bear only the cost of such services). Section 10 of the Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with us and with mutual assistance. It is agreed between us and Xfone 018 that subject to and upon the approval of the Settlement Agreement by the Israeli Court, we shall bear and/or pay: (i) the costs of the Compensation; (ii) the Reward; (iii) the Attorneys Fee; and (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $21,645).

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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. [Free translation from Hebrew] (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2010, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
10.132	Employment Agreement between NTS Communications, Inc. and Niv Krikov dated July 1, 2010. (59)
10.133	Agreement dated November 20, 2010 between Xfone, Inc., David Sela and Blokshtil Ltd. (English translation). (60)
10.134	Loan Agreement dated as of December 10, 2010, between Swiftnet Limited, Iddo Keinan, Xfone, Inc., Auracall Limited, Equitalk.co.uk Limited and Story Telecom Limited. (61)
10.135	General Release and Settlement Agreement dated December 28, 2010 between Xfone, Inc., and the selling shareholders of NTS Communications, Inc. (62)
10.136	Agreement dated January 29, 2010 by and between Xfone, Inc., Abraham Keinan, and AMIT K Limited. (63)
10.137	Agreement dated January 29, 2010 by and between Xfone, Inc. and Abraham Keinan. (63)
10.138	Agreement dated January 29, 2010 by and between Abraham Keinan, Guy Nissenson and Campbeltown Business Ltd. (63)
10.139	Securities Purchase Agreement dated effective as of March 23, 2010. (64)
10.140	Form of Subscription Agreement dated as of March 23, 2010. (64)
10.141	Contract dated May 14, 2010 by and between Xfone, Inc., Newcall Ltd., Margo Pharma, Ltd., and Marathon Telecom Ltd. [English translation] (65)
10.142	Employment Agreement entered into on June 30, 2010 between Xfone, Inc. and Guy Nissenson [Free translation from Hebrew] (66)
10.143	First Amendment to Consulting Agreement dated June 30, 2010 between Xfone, Inc. and Guy Nissenson (66)
10.144	Severance Agreement entered into on September 20, 2010 between Xfone, Inc. and Guy Nissenson. (67)
10.145	Third Amendment to Financial Services and Business Development Consulting Agreement dated December 27, 2010, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (69)
10.146	First Amendment to Senior Promissory Note, Dated as of May 2, 2011 (71)
16.2	Letter dated June 1, 2010 from Stark Winter Schenkein & Co., LLP to the Securities and Exchange Commission. (58)
21.1	List of Subsidiaries (Amended as of March 17, 2011) (70)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
*Denotes exhibits filed herewith.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.

(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2010 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2010 with Xfone, Inc.‘s Form 10-K.
(58)	Denotes previously filed exhibit: filed on June 3, 2010 with Xfone, Inc.‘s Form 8-K/A.
(59)	Denotes previously filed exhibit: filed on July 1, 2010 with Xfone, Inc.‘s Form 8-K.
(60)	Denotes previously filed exhibit: filed on November 30, 2010 with Xfone, Inc.‘s Form 8-K.
(61)	Denotes previously filed exhibit: filed on December 11, 2010 with Xfone, Inc.‘s Form 8-K.
(62)	Denotes previously filed exhibit: filed on December 29, 2010 with Xfone, Inc.‘s Form 8-K.
(63)	Denotes previously filed exhibits: filed on January 29, 2010 with Xfone, Inc.‘s Form 8-K.
(64)	Denotes previously filed exhibits: filed on March 23, 2010 with Xfone, Inc.‘s Form 8-K.
(65)	Denotes previously filed exhibits: filed on June 1, 2010 with Xfone, Inc.’s Form 8-K.
(66)	Denotes previously filed exhibits: filed on June 30, 2010 with Xfone, Inc.’s Form 8-K.
(67)	Denotes previously filed exhibits: filed on September 20, 2010 with Xfone, Inc.’s Form 8-K.
(68)	Denotes previously filed exhibit: filed on November 18, 2010 with Xfone, Inc.’s Form 8-K
(69)	Denotes previously filed exhibit: filed on December 27, 2010 with Xfone, Inc.’s Form 8-K
(70)	Denotes previously filed exhibit: filed on March 18, 2011 with Xfone, Inc.’s Form 10-K
(71)	Denotes previously filed exhibit: filed on May 2, 2011 with Xfone, Inc.’s Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XFONE, INC.

Date: May 16, 2011	By:	/s/ Guy Nissenson
Guy Nissenson
President, Chief Executive Officer and Director
(principal executive officer)

Date: May 16, 2011	By:	/s/ Niv Krikov
Niv Krikov
Principal Accounting Officer, Treasurer, Chief Financial Officer and Director (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.3	Memorandum of Association of Swiftnet Limited. (1)
3.4	Articles of Association of Swiftnet Limited. (1)
3.6	Bylaws of Xfone USA, Inc. (7)
3.12	Reamended and Restated Bylaws of Xfone, Inc. dated November 18, 2010 (68)
4.	Specimen Stock Certificate.(1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. [Free translation from Hebrew] (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2010, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
10.132	Employment Agreement between NTS Communications, Inc. and Niv Krikov dated July 1, 2010. (59)
10.133	Agreement dated November 20, 2010 between Xfone, Inc., David Sela and Blokshtil Ltd. (English translation). (60)
10.134	Loan Agreement dated as of December 10, 2010, between Swiftnet Limited, Iddo Keinan, Xfone, Inc., Auracall Limited, Equitalk.co.uk Limited and Story Telecom Limited. (61)
10.135	General Release and Settlement Agreement dated December 28, 2010 between Xfone, Inc., and the selling shareholders of NTS Communications, Inc. (62)
10.136	Agreement dated January 29, 2010 by and between Xfone, Inc., Abraham Keinan, and AMIT K Limited. (63)
10.137	Agreement dated January 29, 2010 by and between Xfone, Inc. and Abraham Keinan. (63)
10.138	Agreement dated January 29, 2010 by and between Abraham Keinan, Guy Nissenson and Campbeltown Business Ltd. (63)
10.139	Securities Purchase Agreement dated effective as of March 23, 2010. (64)
10.140	Form of Subscription Agreement dated as of March 23, 2010. (64)
10.141	Contract dated May 14, 2010 by and between Xfone, Inc., Newcall Ltd., Margo Pharma, Ltd., and Marathon Telecom Ltd. [English translation] (65)
10.142	Employment Agreement entered into on June 30, 2010 between Xfone, Inc. and Guy Nissenson [Free translation from Hebrew] (66)
10.143	First Amendment to Consulting Agreement dated June 30, 2010 between Xfone, Inc. and Guy Nissenson (66)
10.144	Severance Agreement entered into on September 20, 2010 between Xfone, Inc. and Guy Nissenson. (67)
10.145	Third Amendment to Financial Services and Business Development Consulting Agreement dated December 27, 2010, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (69)
10.146	First Amendment to Senior Promissory Note, Dated as of May 2, 2011 (71)
16.2	Letter dated June 1, 2010 from Stark Winter Schenkein & Co., LLP to the Securities and Exchange Commission. (58)
21.1	List of Subsidiaries (Amended as of March 17, 2011) (70)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
*Denotes exhibits filed herewith.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.

(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2010 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2010 with Xfone, Inc.‘s Form 10-K.
(58)	Denotes previously filed exhibit: filed on June 3, 2010 with Xfone, Inc.‘s Form 8-K/A.
(59)	Denotes previously filed exhibit: filed on July 1, 2010 with Xfone, Inc.‘s Form 8-K.
(60)	Denotes previously filed exhibit: filed on November 30, 2010 with Xfone, Inc.‘s Form 8-K.
(61)	Denotes previously filed exhibit: filed on December 11, 2010 with Xfone, Inc.‘s Form 8-K.
(62)	Denotes previously filed exhibit: filed on December 29, 2010 with Xfone, Inc.‘s Form 8-K.
(63)	Denotes previously filed exhibits: filed on January 29, 2010 with Xfone, Inc.‘s Form 8-K.
(64)	Denotes previously filed exhibits: filed on March 23, 2010 with Xfone, Inc.‘s Form 8-K.
(65)	Denotes previously filed exhibits: filed on June 1, 2010 with Xfone, Inc.’s Form 8-K.
(66)	Denotes previously filed exhibits: filed on June 30, 2010 with Xfone, Inc.’s Form 8-K.
(67)	Denotes previously filed exhibits: filed on September 20, 2010 with Xfone, Inc.’s Form 8-K.
(68)	Denotes previously filed exhibit: filed on November 18, 2010 with Xfone, Inc.’s Form 8-K
(69)	Denotes previously filed exhibit: filed on December 27, 2010 with Xfone, Inc.’s Form 8-K
(70)	Denotes previously filed exhibit: filed on March 18, 2011 with Xfone, Inc.’s Form 10-K
(71)	Denotes previously filed exhibit: filed on May 2, 2011 with Xfone, Inc.’s Form 8-K