Form 10-Q
period 2011-06-30
XFONE INC.
filed 2011-08-15
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  001-32521

XFONE, INC.
(Exact name of registrant as specified in its charter)

Nevada	11-3618510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 12, 2011, 21,119,488 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

XFONE, INC. AND SUBSIDIARIES

PART I:

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements and Notes (Unaudited) - Period Ended June 30, 2011

Xfone, Inc. and Subsidiaries

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2011

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)

CURRENT ASSETS:
Cash	$1,852,638	$1,217,427
Accounts receivable, net	4,084,192	3,096,242
Prepaid expenses and other receivables	3,116,153	3,077,060
Deferred taxes	757,840	627,044
Inventory	231,645	181,874

Total current assets	10,042,468	8,199,647

BONDS ISSUANCE COSTS, NET	1,287,917	1,432,607

OTHER LONG-TERM ASSETS	3,171,534	3,147,373

RESTRICTED CASH	7,713,757	1,112,912

FIXED ASSETS, NET	62,501,172	58,544,792

INTANGIBLE ASSETS, NET	937,916	1,206,871

Total assets	$85,654,764	$73,644,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)

CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$2,943,399	$3,281,420
Trade payables	9,894,445	6,465,065
Other liabilities and accrued expenses	4,159,655	5,111,129
Current maturities of obligations under capital leases	559,699	829,045
Current maturities of bonds	4,729,337	3,933,014

Total current liabilities	22,286,535	19,619,673

DEFERRED TAXES, NET	2,285,505	2,791,430

NOTES PAYABLE TO THE UNITED STATES DEPARTMENT OF AGRICULTURE, NET OF CURRENT MATURITIES	19,955,649	9,492,448

NOTES PAYABLE, NET OF CURRENT MATURITIES	3,604,305	3,210,873

BONDS PAYABLES, NET OF CURRENT MATURITIES	15,771,926	15,289,906

OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT MATURITIES	469,575	605,626

OTHER LONG-TERM LIABILITIES	85,337	128,560

Total liabilities	64,458,832	51,138,516

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value per share: 75,000,000 shares authorized; 21,119,488 issued and outstanding at June 30, 2011 and December 31, 2010	21,119	21,119
Additional paid-in capital	48,219,005	48,077,378
Foreign currency translation adjustment	(1,910,706)	(1,910,706)
Retained earnings (deficit)	(25,133,486)	(23,682,105)

Total Equity	21,195,932	22,505,686

Total liabilities and shareholders' equity	$85,654,764	$73,644,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Services on Fiber-To-The-Premise network	$3,041,161	$2,437,351	$5,986,561	$4,653,968
Leased local loop services and other	11,057,995	11,992,208	22,369,813	24,333,029
Total Revenues	14,099,156	14,429,559	28,356,374	28,986,997

Expenses
Cost of services (excluding depreciation and amortization shown below)	6,849,829	7,016,520	13,861,304	14,184,867
Selling, general and administrative	5,210,519	5,822,272	10,527,967	11,922,170
Depreciation and amortization	1,227,181	1,077,822	2,396,463	2,053,634
Financing expenses, net	1,728,264	162,390	3,252,694	1,257,116
Other expenses	143,114	148,091	289,846	293,336
Total Expenses	15,158,907	14,227,095	30,328,274	29,711,123

Income (loss) from continued operations before taxes and non-controlling interest	(1,059,751)	202,464	(1,971,900)	(724,126)

Income tax benefit (expense)	241,984	(69,613)	520,519	252,616

Net Income (loss) from continued operations	(817,767)	132,851	(1,451,381)	(471,510)

Income (loss) from discontinued operations in the United Kingdom and Israel, before taxes	-	354,539	-	94,876

Income tax expense on discontinued operations in the United Kingdom and Israel	-	(92,161)	-	(185,255)

Net income (loss)	(817,767)	395,229	(1,451,381)	(561,889)

Less: Net income (loss) attributed to non-controlling interest (related to discontinued operations)	-	(66,339)	-	(163,479)

Net income (loss) attributed to shareholders	$(817,767)	$328,890	$(1,451,381)	$(725,368)

Basic and diluted income (loss) per share:
Income (loss) from continued operations	$(0.04)	$0.01	$(0.07)	$(0.02)
Income (loss) from discontinued operations	-	0.01	-	(0.02)
Basic and diluted income (loss) per share	$(0.04)	$0.02	$(0.07)	$(0.04)

Basic weighted average number of shares outstanding:	21,119,488	21,119,488	21,119,488	19,877,000

Diluted weighted average number of shares outstanding:	21,119,488	21,387,872	21,119,488	19,877,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2011	2010
Cash flow from operating activities:
Net loss	$(1,451,381)	$(561,889)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,396,463	2,257,300
Compensation in connection with the issuance of warrants and options issued for professional services	141,627	451,383
Increase (decrease) in bad debt provision	245,798	98,916
Impairment of goodwill	-	800,000
Accrued interest and exchange rate on bonds	1,278,342	(417,102)
Expense of discounted debt from related party and related warrants	393,432	281,058
Gain on the disposal of fixed assets	(5,000)	-
Decrease (increase) in bonds issuance cost, net	144,690	148,098
Decrease (increase) in account receivables	(1,233,748)	338,524
Decrease (increase) in inventories	(49,771)	2,807
Decrease (increase) in long-term receivables	(24,161)	(367,757)
Decrease (increase) in prepaid expenses and other receivables	(39,092)	(675,940)
Increase (decrease) in other long-term liabilities	(43,223)	445,434
Increase (decrease) in trade payables	1,695,438	(1,066,733)
Increase (decrease) in other liabilities and accrued expenses	(951,474)	(56,793)
Deferred tax provision	(636,721)	(410,813)

Net cash provided by operating activities	1,861,219	1,266,493

Cash flow from investing activities:
Proceeds from disposal of fixed assets	5,000	-
Purchase of equipment	(1,367,003)	(2,143,948)
Purchase of equipment for the projects under the United States Department of Agriculture	(4,559,934)	(2,457,290)

Net cash used in investing activities	(5,921,937)	(4,601,238)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six months ended
	June 30,
	2011	2010
Cash flow from financing activities:
Repayment of short-term loans from banks and others	(538,204)	(380,121)
Repayment of capital lease obligation	(580,425)	(149,789)
Increase (decrease) in short-term bank credit, net	-	(3,723,220)
Proceeds from long-term loans from banks	-	406,835
Proceeds from long-term loans from the United States Department of Agriculture	10,956,751	1,766,564
Repayment of long term loans from United States Department of Agriculture	(275,290)	(196,688)
Increase (decrease) in trade payable related to the projects finance by the United States Department of Agriculture	1,733,942	355,086
Proceeds from exercise of options	-	75,753
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	-	3,948,760
Decrease (increase) in restricted cash	(6,600,845)	(3,125)
Proceeds from long-term loans	-	2,556,240

Net cash provided by financing activities	4,695,929	4,656,295
Effect of exchange rate changes on cash and cash equivalents	-	7,373
Net increase (decrease) in cash and cash equivalents	635,211	1,328,923
Cash and cash equivalents at the beginning of the period	1,217,427	2,819,393
Cash and cash equivalents at the end of period	$1,852,638	$4,148,316

Supplemental disclosure of cash flows activities:

Cash paid for:
Interest	$1,304,864	$1,217,571
Taxes	$150,000	$150,350

Purchase of fixed assets by capital lease arrangements	$170,806	$385,063

The accompanying notes are an integral part of these condensed consolidated financial statements

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2011 (Unaudited)

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

Xfone's holdings in subsidiaries as of June 30, 2011 were as follows:

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

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2011 (Unaudited)

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

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2011 (Unaudited)
Note 1 - Organization and Nature of Business (cont.)

The result of discontinued operations in the UK for the six months ended June 30, 2010 is as follows:

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010

Revenues (*)	$2,556,886	$5,864,395
Cost of revenues	729,777	2,084,363

Gross profit	1,827,109	3,780,032

Operating expenses:
Marketing and selling	1,088,986	2,226,053
General and administrative	696,278	1,295,059
Impairment of goodwill	-	800,000
Total operating expenses	1,785,264	4,321,112

Operating profit (loss)	41,845	(541,080)

Financing expenses, net	(17,424)	(67,609)

Net income (loss) from discontinued operation in the United Kingdom	$24,421	$(608,689)

(*) Intercompany revenues, for services provided by the discontinued operation in the UK to the discontinued operation in Israel, of $397,101 for the six months ended June 30, 2010, are attributed to the discontinued operations in the UK. The associated costs of these revenues are also attributed to the discontinued operations in the UK.

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

The original gross purchase price to be paid by Marathon Telecom under the Agreement was $7,850,000. On the Closing Date, the parties agreed to reduce the gross purchase price to $7,802,000 and deposited with a trustee (the “Trustee”) an amount equal to 15% of the reduced gross purchase price (the “Deposit”), such Deposit is to act as collateral for the indemnification of Marathon Telecom pursuant to the provisions of Section 17 of the Agreement. The Deposit is to be disbursed by the Trustee in two equal parts, the first of which was already disbursed on April 4, 2011, and the second to be disbursed by December 31, 2011, unless Marathon Telecom provides the Trustee with an indemnification notice.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2011 (Unaudited)

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

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2011 (Unaudited)

Note 1 - Organization and Nature of Business (cont.)

The result of discontinued operations in Israel for the six months ended June 30, 2010 is as follows:

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010

Revenues (*)	$2,280,029	$4,535,430
Cost of revenues	1,254,828	2,406,916

Gross profit	1,025,201	2,128,514

Operating expenses:
Marketing and selling	205,358	447,931
General and administrative	440,205	882,959
Total operating expenses	645,563	1,330,890

Operating profit	379,638	797,624

Financing expenses, net	(40,476)	(85,016)

Income before taxes	339,162	712,608

Income tax expense	(92,162)	(185,256)

Net income	247,000	527,352

Income attributed to non-controlling interest	(66,339)	(163,479)

Net income attributed to the Company from discontinued operation in Israel	$180,661	$363,873

(*) Intercompany revenues, for services provided by the discontinued operation in Israel to the discontinued operation in the UK, of $74,285 for the six months ended June 30, 2010, are attributed to the discontinued operations in Israel. The associated costs of these revenues are also attributed to the discontinued operations in Israel.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2011 (Unaudited)

Note 2 - Significant Accounting Policies

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

In management’s opinion, the condensed consolidated balance sheet as of June 30, 2011 (unaudited) and December 31, 2010 (audited), the unaudited condensed consolidated statements of operations for the six months ended June 30, 2011 and 2010, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company's financial position, results of operations and cash flows on a basis consistent with that of the Company's prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2010.

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

At June 30, 2011 and December 31, 2010 restricted cash include proceeds held by NTS Telephone Company, LLC and PRIDE Network, Inc. that were received from the United States Department of Agriculture to develop its FTTP infrastructure in northwestern Texas and southern Louisiana.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2011 (Unaudited)

 Note 2 - Significant Accounting Policies (Cont.)

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

Accounts receivable are presented net of an allowance for doubtful accounts of $633,134 and $387,336 at June 30, 2011 and December 31, 2010, respectively.

F.	Other Intangible Assets

Other intangible assets consist of a license to provide communication services in the United States.

Customer relations related to mergers and acquisitions are amortized over a period between 2-13 years from the date of the purchase.

G.	Earnings Per Share

Basic earning per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All outstanding warrants and options were excluded from the calculation of diluted loss per share since they would have an anti-dilutive effect due to the Company's loss and net loss to shareholders which were reported for the six months ended June 30, 2011and 2010.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2011 (Unaudited)

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

K.	Derivative Instruments

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133, as codified in ASC 815. ASC 815 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of any gains and losses on derivative contracts, and details of credit risk related contingent features in their hedged positions. ASC 815 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for; and how the hedges affect the entity's financial position, financial performance, and cash flows. The adoption of this new guidance on January 1, 2009 has been incorporated into the notes to the Company's consolidated financial statements. As of June 30, 2011, the Company does not have open positions.

L.	Recent Accounting Pronouncements

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

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2011 (Unaudited)

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

Note 3 – Notes payable

1.
NTS has a loan with a commercial bank with an outstanding amount of $2,291,718 as of June 30, 2011 with a maturity date of October 13, 2011. The loan bears interest at a rate equivalent to 2% above the Wall Street Journal Prime rate, but not less than 6% per annum and is repayable in equal principal and interest monthly installments of $100,000 each. The loan is secured by an assignment of all of NTS’ trade accounts receivable, equipment and inventory.

2.
NTS Telephone Company, LLC, a wholly owned subsidiary of NTS Communications, Inc., received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the advance date until full repayment after 17 years from each advance date. The loan bears interest at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. Advances are provided as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The note is non-recourse to NTS and all other NTS subsidiaries and is secured by NTS Telephone's assets which were $11.4 million at June 30, 2011. As of June 30, 2011, the current average weighted interest rate on the outstanding advances was 3.77%.

The total outstanding amount of these loans as of June 30, 2011 and December 31, 2010 are $9,117,595 and $8,218,438, respectively. The loans are to be repaid in monthly installments until 2024.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2011 (Unaudited)

 Note 3 - Notes payable (Cont.)

3.
PRIDE Network, Inc., a wholly owned subsidiary of NTS Communications, Inc., has received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total $99.9 million funding in form of $45.9 million in grants and $54 million in 19 to 20-year loans. The loans bear interest at the Treasury rate for comparable loans with comparable maturities. The funding will allow the Company to develop its FTTP infrastructure, known as the PRIDE Network in northwestern Texas and further expand it to communities in southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The total aggregate amount of these loans and grants as of June 30, 2011 that have been utilized is $10,505,567 and $7,331,687, respectively. The loans are non-recourse to NTS and all other NTS subsidiaries and are secured by PRIDE Network's assets which were $11.9 million at June 30, 2011. As of June 30, 2011, the current average weighted interest rate on the outstanding advances was 4.18%.

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

The effective rate of the Promissory Note is calculated at 22.1%.

Note 4 - Geographical segments Information

As of January 1, 2010, the Company has one reporting segment. The Company's operations in the United Kingdom and Israel are reported as discontinued operations (Note 1B and 1C).

Note 5 – Asset Purchase Agreement

On April 25, 2011, NTS Communications, Inc., (“NTS”) entered into an Asset Purchase Agreement (the “Agreement”) with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which CoBridge agreed to sell NTS all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of the Agreement. CoBridge provided cable television service in those communities via coaxial cable facilities. As part of the transaction, NTS also agreed to assume certain liabilities of CoBridge which are necessary to continue operation of the Assets. The sale and purchase closed on July 1, 2011. The acquisition is not significant from an accounting perspective.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2011 (Unaudited)

Note 6 – Legal proceedings

Eliezer Tzur et al. vs. 012 Telecom Ltd. Et al.

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), the Company's former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to the Company (collectively with Xfone 018, the “Defendants”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by consumers to the Defendants’ respective technical support numbers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15.71). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,164,502) which reflects the Petitioners’ estimation of damages caused to all consumers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request. A court deliberation with respect to the approval or disapproval of the Class Action Request has been scheduled by the Israeli court for October 24, 2011.

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the request of the Israeli Court was supplemented on May 3, 2011 and amended on July 18, 2011 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services (the “Services”) who called its telephone service center from December 15, 2004 until December 31, 2009, due to a problem in the Services, and were charged for such calls (the “Compensation”). The Compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one time special reward in the amount of NIS 10,000 (approximately $2,886) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $11,544) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court.

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

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2011 (Unaudited)

Note 6 – Legal proceedings (Cont.)

Danny Jay & Stephanie Tollison vs. NTS Communications, Inc.

On December 20, 2010, our wholly-owned subsidiary, NTS Communications, Inc. (“NTS”), received a demand letter from Danny J. and Stephanie Tollison (the “Petitioners”) claiming $3 million in damages stemming from the search of Mr. Tollison’s home and his wife’s business by the FBI.  The Petitioners alleged that the search was effected because of incorrect information provided by NTS to the FBI pursuant to a subpoena. The investigation was dropped when the FBI was unable to find what they were looking for and identified another suspect.

On July 19, 2011 the Petitioners filed suit in 350th District Court of Taylor County, Texas seeking $5 million in economic and non-economic damages and asserting breach of contract, negligence, gross negligence, defamation, libel, invasion of privacy, and intentional infliction of emotional distress claims.  NTS’ insurance carrier has agreed to defend the suit and has referred the matter to its counsel.  NTS anticipates that its insurance carrier will cover all costs and damages without any liability to NTS.

Note 7 – Liquidity

As of June 30, 2011, the Company reported a working capital deficit of $13,215,074 compared to a deficit of $11,420,026 on December 31, 2010. In order to overcome the deficit in the Company’s working capital, the Company decided to take the following actions: (i) On May 2, 2011 the Company reached an agreement with Burlingame Equity Investors, LP to extend the maturity date of the Senior Promissory Note from March 22, 2012 to March 22, 2013; (ii) The offering of non-transferable and non-tradable subscription rights to purchase up to 21,119,488 shares of the Company’s common stock, par value $0.001 per share at a subscription price of $0.30 per share. If the Company sell all the shares being offered, it will receive gross proceeds of approximately $6,335,846. The Company believe that these actions will able us to pay our current obligations.

Note 8 – Subsequent Events

On July 6, 2011 the Company announced that its Board of Directors has approved a rights offering (the "Rights Offering") in which Company’s stockholders will receive non-transferable and non-tradable rights to purchase one (1) additional share of the Company common stock, par value $0.001 for each share owned as of the record date, for a subscription price of $0.30 per share (each, a "Right"). The Company will set the record date in accordance with NYSE Amex LLC guidelines and in conjunction with the date of effectiveness of the registration statement under the Securities Act of 1933, as amended, relating to the Rights Offering (the "Registration Statement") that the Company has filed with the U.S. Securities and Exchange Commission (the "SEC").

The Company’s stockholders who exercise their Rights in full may also exercise an oversubscription privilege to purchase, on a pro rata basis, a portion of the unsubscribed shares, at the same price of $0.30 per share, subject to certain limitations. Each subscribing stockholder will also have a step-up privilege allowing such stockholder to subscribe for one (1) additional share of common stock in lieu of any fractional share that would have been granted in the Rights Offering.

In conjunction with the Rights Offering, the Company will amend and/or adjust the terms of current warrants and options and/or issue additional warrants and options to provide the holders of such warrants and options with equal fair value after the Rights Offering as they had prior to the Rights Offering.

The Rights Offering is expected to commence after the Registration Statement has been declared effective by the SEC. The offering period is expected to be set at no less than 16 days and no more than 30 days, subject to extension.

Due to the dual listing of the Company's shares of common stock on the Tel Aviv Stock Exchange Ltd. (the TASE), the Rights Offering is subject, among others, to the approval of the Israel Securities Authority and the TASE.

There can be no assurance that the Rights Offering will be successful. The Company reserves the right to change the terms of the Rights Offering (including the Subscription Price) or abandon the Rights Offering at any time prior to its consummation.

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

The results of discontinued operations in the UK for the three and six months ended June 30, 2010 are as follows:

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010

Revenues (*)	$2,556,886	$5,864,395
Cost of revenues	729,777	2,084,363

Gross profit	1,827,109	3,780,032

Operating expenses:
Marketing and selling	1,088,986	2,226,053
General and administrative	696,278	1,295,059
Impairment of goodwill	-	800,000
Total operating expenses	1,785,264	4,321,112

Operating profit (loss)	41,845	(541,080)

Financing expenses, net	(17,424)	(67,609)

Net income (loss) from discontinued operation in the United Kingdom	$24,421	$(608,689)

(*) Intercompany revenues, for services provided by the discontinued operation in the UK to the discontinued operation in Israel, of $397,101 for the six months ended June 30, 2010, are attributed to the discontinued operations in the UK. The associated costs of these revenues are also attributed to the discontinued operations in the UK.

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

The net profit on the sale of Xfone 018 was calculated as follows:

Gross proceeds:
Cash (less Transaction costs)	$5,560,567
Cash held in escrow	1,695,817
Allocation of proceeds to Minority Partners	(2,308,285)

Net proceeds	4,948,099

Net book value of Xfone 018:
Cash	433,314
Account receivables	1,690,699
Other current assets	206,735
Fixed assets, net	1,446,789
Other non-current assets	276,814
Short-term bank credit and current maturities of notes payable	(466,864)
Trade payable	(1,667,384)
Other current liabilities	(149,019)
Notes payable, net of current maturities	(349,177)
Other long-term liability	(125,218)
Minority interest	(372,451)
Realization of cumulative translation adjustment	100,172

Net assets	1,024,410

Profit before capital gain taxes	3,923,689

Tax expense	2,538,179

Net profit on the sale of Xfone 018	$1,385,510

The results of discontinued operations in Israel for the three and six months ended June 30, 2010 are as follows:

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010

Revenues (*)	$2,280,029	$4,535,430
Cost of revenues	1,254,828	2,406,916

Gross profit	1,025,201	2,128,514

Operating expenses:
Marketing and selling	205,358	447,931
General and administrative	440,205	882,959
Total operating expenses	645,563	1,330,890

Operating profit	379,638	797,624

Financing expenses, net	(40,476)	(85,016)

Income before taxes	339,162	712,608

Income tax expense	(92,162)	(185,256)

Net income	247,000	527,352

Income attributed to non-controlling interest	(66,339)	(163,479)

Net income attributed to the Company from discontinued operation in Israel	$180,661	$363,873

(*) Intercompany revenues, for services provided by the discontinued operation in Israel to the discontinued operation in the UK, of $74,285 for the six months ended June 30, 2010, are attributed to the discontinued operations in Israel. The associated costs of these revenues are also attributed to the discontinued operations in Israel.

RESULTS OF OPERATIONS

Financial Information – Percentage of Revenues:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Services on Fiber-To-The-Premise network	21.6%	16.9%	21.1%	16.1%
Leased local loop services and other	78.4%	83.1%	78.9%	83.9%
Total Revenues	100%	100%	100%	100%

Expenses:
Cost of services (excluding depreciation and amortization)	48.6%	48.6%	48.9%	48.9%
Selling, general and administrative	37.0%	40.3%	37.1%	41.1%
Depreciation and amortization	8.7%	7.5%	8.5%	7.1%
Financing expenses, net	12.3%	1.1%	11.5%	4.3%
Other expenses	1.0%	1.0%	1.0%	1.0%
Total expenses	107.6%	98.5%	107.0%	102.4%

Income (loss) from continued operations before taxes and non-controlling interest	(7.5)%	1.4%	(7.0)%	(2.5)%

Net Income (loss) from continued operations	(5.8)%	0.9%	(5.1)%	(1.6)%

Net Income (loss) attributed to shareholders	(5.8)%	2.3%	(5.1)%	(2.5)%

COMPARISON OF THE SIX MONTHS PERIODS ENDED JUNE 30, 2011 AND JUNE 30, 2010

Revenues. Revenues for the six month period ended June 30, 2011 decreased by 2.2% to $28,356,374 from $28,986,997 for the same period in 2010. Revenues from our Fiber-To-The-Premise ("FTTP") network in the six months ended June 30, 2011 increased 28.6% to $5,986,561 from $4,653,968 in the same period in 2010. As percentage of total sales, FTTP revenues in the six months period ended June 30, 2011 increased to 21.1% from 16.1% for the same period in 2010. In the second half of 2011 we expect to continue the increase of the FTTP revenues as a result of increasing our market share in Levelland, TX, and the beginning of the sale of our services in the communities which are located in the area of the PRIDE Network projects.

Revenues from our leased local loop includes revenues from wholesale, other carriers and other non-FTTP customers. Revenues from leased local loop in the six months period ended June 30, 2011 decreased 8.1% to $22,369,813 from $24,333,029 for the same period in 2010. As percentage of total sales, leased local loop revenues in the six months period ended June 30, 2011 decreased to 78.9% from 83.9% for the same period in 2010. The decrease in our non-FTTP revenues mainly resulted from decrease in sale of peripheral telecommunication equipment, termination of wholesale traffic and attrition of residential customers. We expect that the decline in revenues from non-FTTP residential customer will continue in 2011 but will be offset by the increase in FTTP revenues from connecting new customers which are located in the regions the PRIDE projects and revenues from assets that were purchased from CoBridge Telecom, LLC.

Cost of services (excluding depreciation and amortization). Cost of services consists primarily of facilities and traffic time purchased from other telephone companies and content for our video services. Cost of services for the six months period ended June 30, 2011 decreased 2.3% to $13,861,304 from $14,184,867 for the same period in 2010. Cost of services, as a percentage of revenues in the six month period ended June 30, 2011 was 48.9%, similar to the same period in 2010. We expect that the cost of services, as percentage of revenues, will decline as we increase the portion of revenues generated from our high-margin FTTP services.

Selling, General and Administrative Expenses. Selling expenses consist primarily of compensation costs for our sales, administrative and management employees. Selling, general and administrative expenses for the six months period ended June 30, 2011, decreased 11.7% to $10,527,967 from $11,922,170 for the same period in 2010. The decrease in the expenses resulted mainly from reduction in personnel and savings in the corporate expenses as a result of the divestiture of the UK and Israeli operations in addition to the decrease in payroll and sales commission. General and administrative expenses include stock options compensation which relates to stock options that were granted to our employees and directors and vest during the reported period. Total stock option compensation in the six months ended June 30, 2011 decreased by $309,756 (or 68.6%) to $141,627 from $451,383 for the same period in 2010.

Depreciation and amortization. Depreciation and amortization expenses for the six months period ended June 30, 2011, increased by $342,829 (or 16.7%) to $2,396,463 from $2,053,634 for the same period in 2010. The increase was due to the large investments in the development of the FTTP networks.

Financing Expenses. Financing expenses, net, for the six months period ended June 30, 2011 increased by approximately 158.7% to $3,252,694 from $1,257,116 for the same period in 2010. Financing expenses consist of interest payable on our financial obligations, the measurement of our Bonds which are stated in NIS and linked to the Israeli Consumer Price Index (the “CPI”). Financing expenses for the six months period ended June 30, 2010 also includes the effect of the currency exchange rate on intercompany balances with our former subsidiaries which report in NIS and GBP as their functional currencies. The increase in financing expenses is a result of the devaluation of 3.8% in the USD against the NIS and adjustment to the inflation of 2.2% during the six months period ended June 30, 2011 versus an evaluation of 2.6% in the USD against the NIS and adjustment to the inflation of 0.4% in the same period in 2010. Financial expenses also includes expenses related to warrants that were issued to Burlingame Equity Investors, LP ("Burlingame") on March 2010 and expenses of the difference between the allocated relative fair value and the principal amount of the loan from Burlingame from March 2010.

Other Expenses. Other expenses for the quarter ended June 30, 2011 decreased by approximately 1.2% to $289,846 from $293,336 for the same period in 2010. Other expenses consist of real estate taxes.

 COMPARISON OF THE THREE MONTHS PERIODS ENDED JUNE 30, 2011 AND JUNE 30, 2010

Revenues. Revenues for the quarter ended June 30, 2011 decreased by 2.3% to $14,099,156 from $14,429,559 for the same period in 2010. Revenues from our Fiber-To-The-Premise ("FTTP") network in the quarter ended June 30, 2011 increased 24.8% to $3,041,161 from $2,437,351 in the same period in 2010. As percentage of total sales, FTTP revenues in the quarter ended June 30, 2011 increased to 21.6% from 16.9% for the same period in 2010. The growth of FTTP revenues is expected to continue due to the increase in our market share in Levelland, TX, and launch of our services in the communities which are located in the area of the PRIDE Network projects.

Revenues from our leased local loop includes revenues from wholesale, other carriers and other non-FTTP customers. Revenues from leased local loop in the quarter ended June 30, 2011 decreased 7.8% to $11,057,995 from $11,992,208 for the same period in 2010. As percentage of total sales, leased local loop revenues in the quarter ended June 30, 2011 decreased to 78.4% from 83.1% for the same period in 2010. The decrease in our non-FTTP revenues mainly resulted from decrease in sale of peripheral telecommunication equipment, termination of wholesale traffic and attrition of residential customers. We expect that the decline in revenues from non-FTTP residential customer will continue in 2011.

Cost of services (excluding depreciation and amortization). Cost of services consists primarily of facilities and traffic time purchased from other telephone companies and content for our video services. Cost of services for the quarter ended June 30, 2011 decreased 2.4% to $6,849,829 from $7,016,520 for the same period in 2010. Cost of services, as a percentage of revenues in the quarter ended June 30, 2011 was 48.6%, similar to the same period in 2010. We expect that the cost of services, as percentage of revenues, will decline as we increase the portion of revenues generated from our high-margin FTTP services.

Selling, General and Administrative Expenses. Selling expenses consist primarily of compensation costs for our sales, administrative and management employees. Selling, general and administrative expenses for the quarter ended June 30, 2011, decreased 10.5% to $5,210,519 from $5,822,272 for the same period in 2010. The decrease in the expenses resulted mainly from reduction in personnel and savings in the corporate expenses as a result of the divestiture of the UK and Israeli operations in addition to the decrease in payroll and sales commission. General and administrative expenses include stock options compensation which relates to stock options that were granted to our employees and directors and vest during the reported period. Total stock option compensation in the quarter ended June 30, 2011 increased by $2,663 (or 4.8%) to $58,631 from $55,968 for the same period in 2010.

Depreciation and amortization. Depreciation and amortization expenses for the quarter ended June 30, 2011, increased by $149,359 (or 13.9%) to $1,227,181 from $1,077,822 for the same period in 2010. The increase was due to the large investments in the development of the FTTP networks.

Financing Expenses. Financing expenses, net, for the quarter ended June 30, 2011 increased to $1,728,264 from $162,390 for the same period in 2010. Financing expenses consist of interest payable on our financial obligations, the measurement of our Bonds which are stated in NIS and linked to the Israeli Consumer Price Index (the “CPI”). Financing expenses for the quarter ended June 30, 2010 also includes the effect of the currency exchange rate on intercompany balances with our former subsidiaries which report in NIS and GBP as their functional currencies. The increase in financing expenses is a result of the devaluation of 1.9% in the USD against the NIS and adjustment to the inflation of 1.3% during the second quarter of 2011 versus an evaluation of 4.4% in the USD against the NIS and adjustment to the deflation of 1.3% in the same period in 2010. Financial expenses also includes expenses related to warrants that were issued to Burlingame Equity Investors, LP ("Burlingame") on March 2010 and expenses of the difference between the allocated relative fair value and the principal amount of the loan from Burlingame from March 2010.

Other Expenses. Other expenses for the quarter ended June 30, 2011 decreased by approximately 3.4% to $143,114 from $148,091 for the same period in 2010. Other expenses consist of real estate taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of June 30, 2011 amounted to $1,852,638, compared to $1,217,427 as of December 31, 2010, an increase of $635,211. Net cash provided by operating activities in the quarter ended June 30, 2011 was $1,861,219, an increase of $594,726 compared to $1,266,493 which was provided by operating activities in the quarter ended June 30, 2010. The increase in cash flow from operating activities is mostly related to the following changes in working capital: (1) an increase in accounts receivable of $1,233,748 in the quarter ended June 30, 2011 compared to a decrease of $338,524 in the same period of 2010; (2) an increase in prepaid expenses and other receivables of $39,092 in the quarter ended June 30, 2011 compared to an increase of $675,940 in the same period of 2010; (3) an increase in the provision for bad debt of $245,798 in the quarter ended June 30, 2011 compared to an increase of $98,916 in the same period of 2010; (4) a decrease in other liabilities and accrued expenses of $951,474 in the quarter ended June 30, 2011 compared to a decrease of $56,793 in the same period of 2010 and (5) an increase in trade payables of $1,695,438 in the quarter ended June 30, 2011 compared to a decrease of $1,066,733 in the same period of 2010. Cash used for investing activities in the quarter ended June 30, 2011 was $5,921,937 compared to $4,601,238 in the same period of 2010. Of that amount, $4,559,934 is attributable to the build out of our FTTP projects in Levelland, TX and the PRIDE Network projects and $1,367,003 to the purchase of other equipment. Net cash provided by financing activities for the quarter ended June 30, 2011 was $4,695,929 and is primarily attributable to proceeds from long-term loans from the United States Department of Agriculture which are offset by repayment of the capital lease obligations and loans from a bank.

Capital lease obligations. We are the lessee of switching and other telecom equipment under capital leases expiring on various dates from 2011 through 2014.

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of June 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic credit facility	$2,291,718	$2,291,718	$-	$-	$-
Domestic Note Payable	13,162	13,162		-	-
Other notes payable	3,604,305	-	3,604,305	-	-
Notes Payable from the United States Department of Agriculture	19,623,162	638,519	1,277,037	1,277,037	16,430,569
Bonds	20,501,262	4,729,337	9,232,346	6,539,579	-
Capital leases	1,029,274	553,398	475,876	-	-
Operating leases	4,031,877	1,969,507	1,980,406	81,964	-

Total contractual cash obligations	$51,094,760	$10,195,641	$16,569,970	$7,898,580	$16,430,569

As of June 30, 2011, we reported a working capital deficit of $13,215,074 compared to a deficit of $11,420,026 on December 31, 2010. In order to overcome the deficit in our working capital, we will try to replace the short-term note with a multi-annual credit line and to refinance our real estate asset in a form of a long-term mortgage. On May 2, 2011 we reached an agreement with Burlingame Equity Investors, LP to extend the maturity date of the Senior Promissory Note from March 22, 2012 to March 22, 2013. On July 14, 2011 we filed a registration statement in connection with an offering of non-transferable and non-tradable subscription rights to purchase up to 21,119,488 shares of our common stock, par value $0.001 per share at a subscription price of $0.30 per share. If we sell all the shares being offered, we will receive gross proceeds of approximately $6,335,846. The net proceeds from the Rights Offering will be used for general corporate purposes, including, but not limited to, capital expenditures and working capital. We believe that these actions will able us to pay our current obligations.

Xfone, Inc.

The Series A Bonds

On December 13, 2007 (the “Date of Issuance”), we issued non-convertible bonds to Israeli institutional investors, for total gross proceeds of NIS 100,382,100 (approximately $25,562,032, based on the exchange rate as of December 13, 2007) (the “Series A Bonds”).
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

The Series A Bonds may only be traded in Israel. The Series A Bonds are currently rated Baa3 with a negative outlook by Midroog Limited, an Israeli rating company which is a subsidiary of Moody’s Investor Services.

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

Subscription Agreement

On March 23, 2010, we entered into a Subscription Agreement with certain investors affiliated with Gagnon Securities LLC, an existing shareholder, for the issuance of 500,000 shares of Company's common stock at a purchase price of $1.15 per share for an aggregate purchase price of $575,000. We used the net proceeds from the transaction for working capital purposes.

US subsidiaries

On October 14, 2010, NTS Communications, Inc. replaced a certain revolving line of credit and a loan from a commercial bank with a new loan in the amount of $2,983,531 with a maturity date of October 13, 2011. The new loan bears interest at a rate equivalent to Wall Street Journal Prime rate, but not less than 6% per annum, and is repayable in equal monthly installments of $100,000 each. The new loan is secured by an assignment of all of NTS’ trade accounts receivable and certain fixed assets. As of June 30, 2011, the outstanding balance of the new loan was $2,291,718.

NTS Telephone Company, LLC, a wholly owned subsidiary of NTS Communications, Inc., has received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the initial advance date until full repayment after 17 years. The loan bears interest at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. Advances are provided as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The note is non-recourse to NTS and all other NTS subsidiaries and is secured by NTS Telephones assets which were $11.4 million at June 30, 2011. As of June 30, 2011, the current average weighted interest rate on the outstanding advances was 3.77%. The total aggregate outstanding amount of these loans as of June 30, 2011 is $9,117,595.

PRIDE Network, Inc., a wholly owned subsidiary of NTS Communications, Inc., has received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total of $99.9 million funding in form of $45.9 million in grants and $54 million in 19 to 20-year loans. The loans bear interest at the US Treasury rate for comparable loans with comparable maturities. The funding will allow us to develop our FTTP infrastructure, known as the PRIDE Network projects, in northwestern Texas and further expand it to communities in southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The total aggregate amount of these loans as of June 30, 2011 is $10,505,567. The loans are non-recourse to NTS and all other NTS subsidiaries and are secured by PRIDE Network's assets which were $11.9 million at June 30, 2011. As of June 30, 2011, the annual average weighted interest rate on the outstanding advances was 4.18%.

Asset Purchase Agreement

On April 25, 2011, a definitive Asset Purchase Agreement was entered between the Company's wholly-owned subsidiary, NTS Communications, Inc. and CoBridge Telecom, LLC for the purchase of all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of that Agreement (the “Cobridge Transaction”). The CoBridge Transaction was closed on July 1, 2011.

The Company does not believe that the CoBridge Transaction is material from an accounting perspective.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

Following the divestiture of our UK and Israeli operations, all of our assets, liabilities (except the Series A Bonds), revenues and expenditures are in USD.

Notwithstanding having our Series A Bonds stated in NIS and linked to the Israeli CPI, during the six months ended June 30, 2011, our outstanding liability was increased by approximately $1,217,508 as a result of the revaluation of the NIS in relation with the USD.

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

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the request of the Israeli Court was supplemented on May 3, 2011 and amended on July 18, 2011 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services (the “Services”) who called its telephone service center from December 15, 2004 until December 31, 2009, due to a problem in the Services, and were charged for such calls (the “Compensation”). The Compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one-time special reward in the amount of NIS 10,000 (approximately $2,886) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $11,544) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court. A deliberation with respect to the Class Action Request has been scheduled by the Israeli Court for October 24, 2011. It is expected that the Israeli Court will consider Xfone 018 and Mr. Sharvit's request to approve the Settlement Agreement on or before said date.

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

Danny Jay & Stephanie Tollison vs. NTS Communications, Inc.

On December 20, 2010, our wholly-owned subsidiary, NTS Communications, Inc. (“NTS”), received a demand letter from Danny J. and Stephanie Tollison (the “Petitioners”) claiming $3 million in damages stemming from the search of Mr. Tollison’s home and his wife’s business by the FBI.  The Petitioners alleged that the search was effected because of incorrect information provided by NTS to the FBI pursuant to a subpoena. The investigation was dropped when the FBI was unable to find what they were looking for and identified another suspect.

On July 19, 2011 the Petitioners filed suit in 350th District Court of Taylor County, Texas seeking $5 million in economic and non-economic damages and asserting breach of contract, negligence, gross negligence, defamation, libel, invasion of privacy, and intentional infliction of emotional distress claims. NTS’ insurance carrier has agreed to defend the suit and has referred the matter to its counsel. NTS anticipates that its insurance carrier will cover all costs and damages without any liability to NTS.

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

XFONE, INC.

Date: August 15, 2011	By:	/s/ Guy Nissenson
Guy Nissenson
President, Chief Executive Officer and Director
(principal executive officer)

Date: August 15, 2011	By:	/s/ Niv Krikov
Niv Krikov
Principal Accounting Officer, Treasurer, Chief Financial Officer and Director (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.3	Memorandum of Association of Swiftnet Limited. (1)
3.4	Articles of Association of Swiftnet Limited. (1)
3.6	Bylaws of Xfone USA, Inc. (7)
3.12	Reamended and Restated Bylaws of Xfone, Inc. dated November 18, 2010 (68)
4.	Specimen Stock Certificate.(1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)

10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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