Form 10-Q
period 2011-09-30
XFONE INC.
filed 2011-11-14
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission file number:  001-32521

XFONE, INC.
(Exact name of registrant as specified in its charter)

Nevada	11-3618510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 14, 2011, 41,186,596 shares of the Company’s common stock, $0.001 par value per share, were issued and outstanding.

XFONE, INC. AND SUBSIDIARIES

PART I:

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements and Notes (Unaudited) - Period Ended September 30, 2011

Xfone, Inc. and Subsidiaries

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)

CURRENT ASSETS:
Cash	$2,013,930	$1,217,427
Accounts receivable, net	3,333,338	3,096,242
Prepaid expenses and other receivables	5,623,819	3,077,060
Deferred taxes	740,260	627,044
Inventory	191,060	181,874

Total current assets	11,902,407	8,199,647

BONDS ISSUANCE COSTS, NET	1,215,572	1,432,607

OTHER LONG-TERM ASSETS	3,245,614	3,147,373

RESTRICTED CASH	2,806,168	1,112,912

FIXED ASSETS, NET	67,301,217	58,544,792

INTANGIBLE ASSETS, NET	1,510,256	1,206,871

Total assets	$87,981,234	$73,644,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2011	2010
	(unaudited)

CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$3,427,534	$3,281,420
Trade payables	7,876,311	6,465,065
Other liabilities and accrued expenses	4,296,066	5,111,129
Current maturities of obligations under capital leases	540,413	829,045
Current maturities of bonds	4,226,617	3,933,014

Total current liabilities	20,366,941	19,619,673

DEFERRED TAXES, NET	2,387,776	2,791,430

NOTES PAYABLE TO THE UNITED STATES DEPARTMENT OF AGRICULTURE, NET OF CURRENT MATURITIES	23,233,855	9,492,448

NOTES PAYABLE, NET OF CURRENT MATURITIES	4,221,990	3,210,873

BONDS PAYABLES, NET OF CURRENT MATURITIES	15,123,660	15,289,906

OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT MATURITIES	488,550	605,626

OTHER LONG-TERM LIABILITIES	66,836	128,560

Total liabilities	65,889,608	51,138,516

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value per share: 75,000,000 shares authorized; 21,119,488 issued and outstanding at September 30, 2011 and December 31, 2010	21,119	21,119
Additional paid-in capital	48,243,572	48,077,378
Foreign currency translation adjustment	(1,910,706)	(1,910,706)
Retained earnings (deficit)	(24,262,359)	(23,682,105)

Total Equity	22,091,626	22,505,686

Total liabilities and shareholders' equity	$87,981,234	$73,644,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Services on Fiber-To-The-Premise network	$3,417,271	$2,634,074	$9,403,832	$7,288,042
Leased local loop services and other	11,184,371	12,344,483	33,554,184	36,677,512
Total Revenues	14,601,642	14,978,557	42,958,016	43,965,554

Expenses
Cost of services (excluding depreciation and amortization shown below)	7,063,847	7,169,583	20,925,151	21,354,450
Selling, general and administrative	5,202,866	5,988,544	15,730,833	17,910,714
Depreciation and amortization	1,453,983	1,091,206	3,850,446	3,144,840
Financing expenses, net	(421,121)	2,340,159	2,831,573	3,597,274
Other expenses	115,453	159,712	405,299	453,048
Total Expenses	13,415,028	16,749,204	43,743,302	46,460,326

Income (loss) from continued operations before taxes and non-controlling interest	1,186,614	(1,770,647)	(785,286)	(2,494,772)

Income tax benefit (expense)	(177,952)	250,690	342,567	503,306

Net Income (loss) from continued operations	1,008,662	(1,519,957)	(442,719)	(1,991,466)

Loss from discontinued operations in the United Kingdom and Israel, before taxes	(137,535)	(957,320)	(137,535)	(862,444)

Capital gain from the disposal of the discontinued operations in the United Kingdom and Israel	-	1,217,374	-	1,217,374

Income tax expense on discontinued operations in the United Kingdom and Israel	-	(4,040)	-	(189,295)

Net income (loss)	871,127	(1,263,943)	(580,254)	(1,825,831)

Less: Net income (loss) attributed to non-controlling interest (related to discontinued operations)	-	26,693	-	(136,786)

Net income (loss) attributed to shareholders	$871,127	$(1,237,250)	$(580,254)	$(1,962,617)

Basic and diluted income (loss) per share:
Income (loss) from continued operations	$0.05	$(0.07)	$(0.02)	$(0.10)
Income (loss) from discontinued operations	(0.01)	0.01	(0.01)	-
Basic and diluted income (loss) per share	$0.04	$(0.06)	$(0.03)	$(0.10)

Basic weighted average number of shares outstanding:	21,119,488	21,119,488	21,119,488	20,295,714

Diluted weighted average number of shares outstanding:	21,119,488	21,169,288	21,119,488	20,295,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2011	2010
Cash flow from operating activities:
Net loss	$(580,254)	$(1,825,831)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,850,446	3,478,200
Compensation in connection with the issuance of warrants and options issued for professional services	166,194	535,512
Increase (decrease) in bad debt provision	303,296	126,637
Capital gain from disposal of discontinued operations	-	(1,217,374)
Impairment of goodwill	-	800,000
Accrued interest and exchange rate on bonds	127,357	1,560,312
Expense of discounted debt from related party and related warrants	544,991	538,291
Gain on the disposal of fixed assets	(5,000)	-
Decrease (increase) in bonds issuance cost, net	217,035	220,598
Decrease (increase) in account receivables	(540,392)	146,891
Decrease (increase) in inventories	(9,186)	1,028
Decrease (increase) in long-term receivables	(98,241)	(465,451)
Decrease (increase) in prepaid expenses and other receivables	456,760	(783,212)
Increase (decrease) in other long-term liabilities	(61,724)	776,361
Increase (decrease) in trade payables	(130,742)	(962,381)
Increase (decrease) in other liabilities and accrued expenses	(815,064)	371,059
Deferred tax provision	(516,870)	(721,895)

Net cash provided by operating activities	2,908,606	2,578,745

Cash flow from investing activities:
Proceeds from disposal of fixed assets	5,000	-
Purchase of assets from CoBridge Telecom, LLC	(306,030)	-
Proceeds from disposal of discontinued operations, net	-	2,795,116
Purchase of equipment	(1,814,559)	(3,329,104)
Purchase of equipment for the projects under the United States Department of Agriculture	(9,640,514)	(2,959,488)

Net cash used in investing activities	(11,756,103)	(3,493,476)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xfone, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine months ended
	September 30,
	2011	2010
Cash flow from financing activities:
Repayment of short-term loans from banks and others	(398,954)	(380,121)
Repayment of capital lease obligation	(753,003)	(240,540)
Increase (decrease) in short-term bank credit, net	-	(3,766,326)
Proceeds from long-term loans from banks	-	406,835
Proceeds from long-term loans from the United States Department of Agriculture	11,504,124	2,337,087
Repayment of long term loans from United States Department of Agriculture	(436,519)	(315,022)
Increase (decrease) in trade payable related to the projects finance by the United States Department of Agriculture	1,421,608	(51,987)
Proceeds from exercise of options	-	75,753
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	-	3,948,760
Decrease (increase) in restricted cash	(1,693,256)	1,710,117
Proceeds from long-term loans	-	2,467,888

Net cash provided by financing activities	9,644,000	6,192,444
Effect of exchange rate changes on cash and cash equivalents	-	21,009
Net increase (decrease) in cash and cash equivalents	796,503	5,298,722
Cash and cash equivalents at the beginning of the period	1,217,427	2,819,393
Cash and cash equivalents at the end of period	$2,013,930	$8,118,115

Supplemental disclosure of cash flows activities:

Cash paid for:
Interest	$1,539,704	$1,332,045
Taxes	$150,000	$156,251

Purchase of fixed assets by capital lease arrangements	$314,702	$570,462

Proceeds receivable from long-term loans from the United States Department of Agriculture	$3,003,518	-

The accompanying notes are an integral part of these condensed consolidated financial statements

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 (Unaudited)
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

Xfone's holdings in subsidiaries as of September 30, 2011 were as follows:
●
NTS Communications, Inc. ("NTS") and its seven wholly owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers Inc., NTS Telephone Company, LLC, NTS Management Company, LLC and PRIDE Network, Inc.

●	Xfone USA, Inc. and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. (collectively, "Xfone USA").

B.	Purchase of assets and liabilities of CoBridge Telecom, LLC.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of July 1, 2011:

Fixed assets	$369,411
Customer relationship	771,071
Current liabilities	120,381

Net assets acquired	1,020,101

Purchase price:
Cash paid	306,030
Note payable (*)	714,071

Total	$1,020,101

(*) Purchase price is subject to adjustments based on the number of CoBridge’s customers who will sign up for NTS’s service in the relevant markets.

C.	Disposition of UK Subsidiaries (Swiftnet, Auracall, Equitalk.co.uk and Story Telecom)

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

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 (Unaudited)
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

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 (Unaudited)
Note 1 - Organization and Nature of Business (cont.)

The result of the discontinued operations in the U.K. are as follows:

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010

Revenues (*)	$1,260,792	$7,125,187
Cost of revenues	545,512	2,629,875

Gross profit	715,280	4,495,312

Operating expenses:
Marketing and selling	435,251	2,661,304
General and administrative	1,150,975	2,446,034
Impairment of goodwill	-	800,000
Total operating expenses	1,586,226	5,907,338

Operating loss	(870,946)	(1,412,026)

Financing expenses, net	(8,688)	(76,297)

Loss before taxes	(879,634)	(1,488,323)

Income tax expense	(4,662)	(4,662)

Net loss from discontinued operation in the United Kingdom	$(884,296)	$(1,492,985)

(*) Includes the results of the UK Subsidiaries from July 1, 2010 until closing date of the Transaction on July 29, 2010.

(*) Intercompany revenues, for services provided by the discontinued operation in the UK to the discontinued operation in Israel, of $843,522 for the period ended July 29, 2010, are attributed to the discontinued operations in the UK. The associated costs of these revenues are also attributed to the discontinued operations in the UK.

D.	Disposition of Israeli Subsidiary (Xfone 018)

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

Xfone, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 (Unaudited)

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

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 (Unaudited)

Note 1 - Organization and Nature of Business (cont.)

The result of the discontinued operations in Israel are as follows:

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010

Revenues (*)	$1,942,380	$6,477,810
Cost of revenues	1,392,814	3,799,730

Gross profit	549,566	2,678,080

Operating expenses:
Marketing and selling	162,534	610,465
General and administrative	429,269	1,312,228
Total operating expenses	591,803	1,922,693

Operating profit (loss)	(42,237)	755,387

Financing expenses, net	(35,449)	(129,508)

Income (loss) before taxes	(77,686)	625,879

Income tax benefit (expense)	622	(184,633)

Net income (loss)	(77,064)	441,246

Income (loss) attributed to non-controlling interest	26,693	(136,786)

Net income (loss) from discontinued operation in the Israel	$(50,371)	$304,460

(*) Includes the results of Xfone 018 from July 1, 2010 until closing date of the Transaction on August 31, 2010.

 (*) Intercompany revenues, for services provided by the discontinued operation in Israel to the discontinued operation in the UK, of $74,285 for the period ended August 31, 2010, are attributed to the discontinued operations in Israel. The associated costs of these revenues are also attributed to the discontinued operations in Israel.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 (Unaudited)

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

In management’s opinion, the condensed consolidated balance sheet as of September 30, 2011 (unaudited) and December 31, 2010 (audited), the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2011 and 2010, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company's financial position, results of operations and cash flows on a basis consistent with that of the Company's prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2010.

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

At September 30, 2011 and December 31, 2010 restricted cash include proceeds held by NTS Telephone Company, LLC and PRIDE Network, Inc. that were received from the United States Department of Agriculture to develop its FTTP infrastructure in northwestern Texas and southern Louisiana.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 (Unaudited)

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

Accounts receivable are presented net of an allowance for doubtful accounts of $706,770 and $387,336 at September 30, 2011 and December 31, 2010, respectively.

F.	Other Intangible Assets

Other intangible assets consist of a license to provide communication services in the United States.

Customer relations related to mergers and acquisitions are amortized over a period between 2-13 years from the date of the purchase.

G.	Earnings Per Share

Basic earning per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All outstanding warrants and options were excluded from the calculation of diluted loss per share since they would have an anti-dilutive effect due to the Company's loss and net loss to shareholders which were reported for the nine months ended September 30, 2011 and 2010.

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
Certain prior period balances in the balance sheet and the statement of cash flows were reclassified to appropriately present foreign currency translation adjustment related to the Company’s decision to change its functional and reporting currency from the Great Britain Pounds to the U.S. dollar for the period before January 1, 2007 and amounts held as restricted cash and expenses related to discounted debt and related warrants. Such reclassifications did not impact the Company's net income or stockholders' equity.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 (Unaudited)

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
Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133, as codified in ASC 815. ASC 815 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of any gains and losses on derivative contracts, and details of credit risk related contingent features in their hedged positions. ASC 815 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for; and how the hedges affect the entity's financial position, financial performance, and cash flows. The adoption of this new guidance on January 1, 2009 has been incorporated into the notes to the Company's consolidated financial statements. As of September 30, 2011, the Company does not have open positions.

	L.	Recent Accounting Pronouncements
1.
Intangibles-Goodwill and Other (Topic 350). In September 2011, the FASB issued “Intangibles- Goodwill and Other (Topic 350)-Testing Goodwill for Impairment” (Accounting Standards Update (ASU) 2011-08), which requires an entity to first assess qualitative factors such as macroeconomic conditions, industry and market considerations etc to determine whether the existence of events leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is not more likely than not that its fair value is less than its carrying amount, then the first and second steps of the goodwill impairment test are not necessary. If an entity determines that it is more likely than not that its fair value is less than its carrying amount, then the first step of the two-step goodwill impairment test is necessary. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 2011. For annual and interim goodwill impairment tests performed as of a date before September 15, 2011, early adoption is permitted if financial statements for the most recent annual or interim period have not yet been issued. Accordingly, adoption of the new guidance has not impacted the Company’s financial statements.

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

3.
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

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 (Unaudited)

Note 2 - Significant Accounting Policies (Cont.)

4.
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

Note 3 – Notes payable

1.
NTS Communications, Inc. had a loan with a commercial bank with an outstanding amount of $2,025,485 as of September 30, 2011 with a maturity date of October 13, 2011. The loan bore interest at a rate equivalent to 2% above the Wall Street Journal Prime rate, but not less than 6% per annum and was repayable in equal principal and interest monthly installments of $100,000 each. The loan was secured by an assignment of all of NTS’ trade accounts receivable, equipment and inventory. The loan was repaid on October 2011 as part of the agreement with ICON Agent, LLC as further described in Note 8.

2.
NTS Telephone Company, LLC, a wholly owned subsidiary of NTS Communications, Inc., received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the advance date until full repayment after 17 years from each advance date. The loan bears interest at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. Advances are provided as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The note is non-recourse to NTS and all other NTS subsidiaries and is secured by NTS Telephone's assets which were $ 13.7 million at September 30, 2011. As of September 30, 2011, the current average weighted interest rate on the outstanding advances was 3.75%.

The total outstanding amount of these loans as of September 30, 2011 and December 31, 2010 were $10,489,130 and $8,218,438, respectively. The loans are to be repaid in monthly installments until 2024.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 (Unaudited)

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

The total aggregate amount of these loans and grants as of September 30, 2011 that has been utilized were $10,491,182 and $7,331,687, respectively. The loans are to be repaid in monthly installments until 2029. The loans are non-recourse to NTS and all other NTS subsidiaries and are secured by PRIDE Network's assets which were $11.8 million at September 30, 2011. As of September 30, 2011, the current average weighted interest rate on the outstanding advances was 4.02%.

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

Note 4 –Rights Offering

On July 6, 2011 the Company announced that its Board of Directors has approved a rights offering (the "Rights Offering") in which Company’s stockholders will receive non-transferable and non-tradable rights to purchase one (1) additional share of the Company common stock, par value $0.001 for each share owned as of the record date, for a subscription price of $0.30 per share (each, a "Right").  The Company’s stockholders who exercise their Rights in full may also exercise an oversubscription privilege to purchase, on a pro rata basis, a portion of the unsubscribed shares, at the same price of $0.30 per share, subject to certain limitations. The record date for the Rights Offering was September 22, 2011 and the Rights Offering expired on October 26, 2011.

On November 2, 2011, the Company completed the Rights Offering and raised $6,020,132 from its shareholders for 20,067,108 shares of its common stock. Taking into account the oversubscription rights, there was a demand for 95% of the offered shares.

Because the Rights Offering was at a price per share which is lower than the market price at the time of announcement, the Company has authorized a reduction of the exercise price of its outstanding warrants by an average of 41.4% and approved the issuance of 3,728,775 options to its directors and employees at an exercise price of $1.10 per share. The adjustment of the exercise price of the warrants and the issuance of new options was done to maintain the same value of the warrants and options prior to the announcement of the Rights Offering based on the Black-Scholes model.

Note 5 - Geographical segments Information

As of January 1, 2010, the Company has one reporting segment. The Company's operations in the United Kingdom and Israel are reported as discontinued operations (Note 1C and 1D).

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 (Unaudited)

Note 6 – Legal proceedings

Eliezer Tzur et al. vs. 012 Telecom Ltd. et al.

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), the Company’s former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to the Company (collectively with Xfone 018, the “Defendants”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by consumers to the Defendants’ respective technical support numbers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15.71). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,164,502) which reflects the Petitioners’ estimation of damages caused to all consumers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the request of the Israeli Court was supplemented on May 3, 2011 and amended on July 18, 2011 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services (the “Services”) who called its telephone service center from December 15, 2004 until December 31, 2009, due to a problem in the Services, and were charged for such calls (the “Compensation”). The Compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one-time special reward in the amount of NIS 10,000 (approximately $2,886) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $11,544) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court. A deliberation with respect to the Class Action Request has been scheduled by the Israeli Court for March 4, 2012. It is expected that the Israeli Court will consider Xfone 018 and Mr. Sharvit's request to approve the Settlement Agreement on or before said date.

On May 14, 2010, the Company entered into an agreement (including any amendment and supplement thereto, the “Agreement”) with Marathon Telecom Ltd. for the sale of the Company’s majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, the Company is fully and exclusively liable for any and all amounts, payments or expenses which will be incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Agreement provides that the Company shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, the Company shall bear only the cost of such services). Section 10 of the Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with the Company and with mutual assistance. It is agreed between the Company and Xfone 018 that subject to and upon the approval of the Settlement Agreement by the Israeli Court, the Company shall bear and/or pay: (i) the costs of the Compensation; (ii) the Reward; (iii) the Attorneys Fee; and (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $21,645).

In the event the Settlement Agreement is not approved by the Israeli Court, Xfone 018 shall vigorously defend the Class Action Request.

Danny Jay & Stephanie Tollison vs. NTS Communications, Inc.

On December 20, 2010, the Company’s wholly-owned subsidiary, NTS Communications, Inc. (“NTS”), received a demand letter from Danny J. and Stephanie Tollison (the “Petitioners”) claiming $3 million in damages stemming from the search of Mr. Tollison’s home and his wife’s business by the FBI. The Petitioners alleged that the search was effected because of incorrect information provided by NTS to the FBI pursuant to a subpoena. The investigation was dropped when the FBI was unable to find what they were looking for and identified another suspect.

On July 19, 2011 the Petitioners filed suit in 350th District Court of Taylor County, Texas seeking $5 million in economic and non-economic damages and asserting breach of contract, negligence, gross negligence, defamation, libel, invasion of privacy, and intentional infliction of emotional distress claims. On NTS’ request due to questions of federal law, the case has been moved to the United States District Court for the Northern District of Texas.  It is scheduled for trial on April 1, 2013. NTS’ insurance carrier has agreed to defend the suit and has referred the matter to its counsel. NTS anticipates that its insurance carrier will cover all costs and damages without any liability to NTS.

Note 7 – Liquidity

As of September 30, 2011, the Company reported a working capital deficit of $8,464,534 compared to a deficit of $11,420,026 on December 31, 2010. In order to overcome the deficit in the Company’s working capital, the Company decided to take the following actions: (i) On May 2, 2011 the Company reached an agreement with Burlingame Equity Investors, LP to extend the maturity date of the Senior Promissory Note from March 22, 2012 to March 22, 2013; (ii) The offering of non-transferable and non-tradable subscription rights to purchase up to 21,119,488 shares of the Company’s common stock, par value $0.001 per share at a subscription price of $0.30 per share. On November 2, 2011, the Company successfully raised $6,020,132 in a rights offering for its shareholders. (iii) On October 6, 2011, the Company and its subsidiaries entered into a term loan, guarantee and security agreement (the “Agreement”) with ICON Agent, LLC, acting as agent for the Lenders, ICON Equipment and Corporation Infrastructure Fund Fourteen, L.P and Hardwood Partners, LLC, for the principal amount of the loan $7,500,000 which will be payable over five years with the first principal payment starting 12 months from the date of funding.The Company believes that these actions will enable us to pay our current obligations.

Xfone, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 (Unaudited)

Note 8 – Subsequent Event

Loan agreement with ICON Agent, LLC

On October 6, 2011, the Company entered into a term loan, guarantee and security agreement (the “Agreement”) between the following: (1) ICON Agent, LLC, acting as agent for the Lenders, ICON Equipment and Corporation Infrastructure Fund Fourteen, L.P and Hardwood Partners, LLC.; (2) the Company, as Guarantor; (3) Xfone USA, Inc., NTS Communications, Inc., Gulf Coast Utilities, Inc., eXpeTel Communications, Inc., NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers, Inc., and N.T.S. Management Company, LLC, acting as Borrowers and Guarantors; and (4) PRIDE Network, Inc., and NTS Telephone Company, LLC (together with the Borrowers and Guarantors acting as Credit Parties).

The principal amount of the loan to be extended pursuant to the Agreement is $7,500,000 (the “Loan”) bearing interest of 12.75% payable in 60 consecutive monthly installments with the first 12 monthly payments being payments of accrued interest only. The Loan is to be secured by a lien against all of each Borrower's and Guarantor's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title, or interest; provided, however, that none of the assets of PRIDE Network, Inc. and NTS Telephone Company, LLC are being used as collateral for the Loan and are specifically excluded. The funding of the loan was made on October 27, 2011.

The Company will use the proceeds of the Loan to pay off existing loan from commercial bank and for other general working capital and corporate purposes.

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

Purchase of assets and liabilities of CoBridge Telecom, LLC

On April 25, 2011, NTS Communications, Inc., (“NTS”) entered into an Asset Purchase Agreement (the “Agreement”) with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which NTS purchased all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of the Agreement. CoBridge provided cable television service in those communities via coaxial cable facilities. As part of the transaction, NTS also agreed to assume certain liabilities of CoBridge which are necessary to continue operation of the Assets. The sale and purchase closed on July 1, 2011. The purchase price is subject to adjustments based on the number of CoBridge’s customers who will sign up for NTS’s service in the relevant markets.

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

RESULTS OF OPERATIONS

Financial Information – Percentage of Revenues:
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Services on Fiber-To-The-Premise network	23.4%	17.6%	21.9%	16.6%
Leased local loop services and other	76.6%	82.4%	78.1%	83.4%
Total Revenues	100.0%	100.0%	100.0%	100.0%

Expenses:
Cost of services (excluding depreciation and amortization)	48.4%	47.9%	48.7%	48.6%
Selling, general and administrative	35.6%	40.0%	36.6%	40.7%
Depreciation and amortization	10.0%	7.3%	9.0%	7.2%
Financing expenses, net	(2.9)%	15.5%	6.6%	8.2%
Other expenses	0.8%	1.1%	0.9%	1.0%
Total expenses	91.9%	111.8%	101.8%	105.7%

Income (loss) from continued operations before taxes and non-controlling interest	8.1%	(11.8)%	(1.8)%	(5.7)%

Net Income (loss) from continued operations	6.9%	(10.1)%	(1.0)%	(4.5)%

Net Income (loss) attributed to shareholders	6.0%	(8.3)%	(1.4)%	(4.5)%

COMPARISON OF THE NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

Revenues. Revenues for the nine month period ended September 30, 2011 decreased by 2.3% to $42,958,016 from $43,965,554 for the same period in 2010. Revenues from our Fiber-To-The-Premise ("FTTP") network in the nine months ended September 30, 2011 increased 29.0% to $9,403,832 from $7,288,042 in the same period in 2010. As percentage of total sales, FTTP revenues in the nine months period ended September 30, 2011 increased to 21.9% from 16.6% for the same period in 2010. We expect our FTTP revenues to continue to increase in the last quarter of 2011 as a result of increasing our market share in Levelland, TX and the communities which are located in the area of the PRIDE Network projects.

Revenues from our leased local loop include revenues from wholesale, other carriers and other non-FTTP customers. Revenues from leased local loop in the nine months period ended September 30, 2011 decreased 8.5% to $33,554,184 from $36,677,512 for the same period in 2010. As percentage of total sales, leased local loop revenues in the nine months period ended September 30, 2011 decreased to 78.1% from 83.4% for the same period in 2010. The decrease in our non-FTTP revenues mainly resulted from decrease in sale of peripheral telecommunication equipment, termination of wholesale traffic and attrition of residential customers. The decrease in the non-FTTP revenues was offset with revenues from assets that were purchased from CoBridge Telecom, LLC (“CoBridge”) in Levelland, Texas. The transaction was closed in July 1, 2011 and revenues from these assets were recorded from the closing date. We expect that the decline in revenues from non-FTTP residential customer will continue in 2011 but will be offset by the increase in FTTP revenues from connecting new customers which are located in the regions the PRIDE projects.

Cost of services (excluding depreciation and amortization). Cost of services consists primarily of facilities and traffic time purchased from other telephone companies and content for our video services. Cost of services for the nine months period ended September 30, 2011 decreased 2.0% to $20,925,151 from $21,354,450 for the same period in 2010. Cost of services, as a percentage of revenues in the nine month period ended September 30, 2011, remained at the same level compared to the same period in 2010. We expect that the cost of services, as percentage of revenues, will decline as we increase the portion of revenues generated from our high-margin FTTP services.

Selling, General and Administrative Expenses. Selling expenses consist primarily of compensation costs for our sales, administrative and management employees. Selling, general and administrative expenses for the nine months period ended September 30, 2011, decreased 12.2% to $15,730,833 from $17,910,714 for the same period in 2010. The decrease in the expenses resulted mainly from reduction in personnel and savings in the corporate expenses as a result of the divestiture of the UK and Israeli operations in addition to the decrease in payroll and sales commission. General and administrative expenses include stock options compensation which relates to stock options that were granted to our employees and directors and vest during the reported period. Total stock option compensation in the nine months ended September 30, 2011 decreased by $369,318 (or 69.0%) to $166,194 from $535,512 for the same period in 2010.

Depreciation and amortization. Depreciation and amortization expenses for the nine months period ended September 30, 2011, increased by $705,606 (or 22.4%) to $3,850,446 from $3,144,840 for the same period in 2010. The increase was due to the large investments in the development of the FTTP networks and the purchase of fixed and intangible assets from CoBridge.

Financing Expenses. Financing expenses, net, for the nine months period ended September 30, 2011 decreased by approximately 21.3% to $2,831,573 from $3,597,274 for the same period in 2010. Financing expenses consist of interest payable on our financial obligations, the measurement of our Bonds which are stated in NIS and linked to the Israeli Consumer Price Index (the “CPI”). Financing expenses for the nine months period ended September 30, 2010 also includes the effect of the currency exchange rate on intercompany balances with our former subsidiaries which reported in NIS and GBP as their functional currencies, until the divestiture of these subsidiaries during the third quarter of 2010. The decrease in financing expenses is a result of an increase of 4.6% in the USD against the NIS and adjustment to the inflation of 2.7% during the nine months period ended September 30, 2011 versus the devaluation of 2.9% in the USD against the NIS and adjustment to the inflation of 1.6% in the same period in 2010. Financial expenses also includes expenses related to warrants that were issued to Burlingame Equity Investors, LP ("Burlingame") on March 2010 and expenses of the difference between the allocated relative fair value and the principal amount of the loan from Burlingame from March 2010.

Other Expenses. Other expenses for the quarter ended September 30, 2011 decreased by approximately 10.5% to $405,299 from $453,048 for the same period in 2010. Other expenses consist of real estate taxes.

Income taxes. We conduct our business in several states in the US. Therefore, our operating income is subject to varying rates of state tax in the US. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses. However, we expect that our income taxes will not materially vary in relation to the geographic distribution of our profits inside the US. Including corporate expenses related to the discontinued operation in Israel, we had an effective tax rate of 37.1% and 20.2% for the nine months ended September 30, 2011 and 2010, respectively. The increase in income tax expense is primarily due to reconciliation of tax items with the filing of our 2010 tax return.

COMPARISON OF THE THREE MONTHS PERIODS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

Revenues. Revenues for the quarter ended September 30, 2011 decreased by 2.5% to $14,601,642 from $14,978,577 for the same period in 2010. Revenues from our Fiber-To-The-Premise ("FTTP") network in the quarter ended September 30, 2011 increased 29.7% to $3,417,271 from $2,634,074 in the same period in 2010. As percentage of total sales, FTTP revenues in the quarter ended September 30, 2011 increased to 23.4% from 17.6% for the same period in 2010. The growth of FTTP revenues is expected to continue due to the increase in our market share in Levelland, TX and the communities which are located in the area of the PRIDE Network projects.

Revenues from our leased local loop includes revenues from wholesale, other carriers and other non-FTTP customers. Revenues from leased local loop in the quarter ended September 30, 2011 decreased 9.4% to $11,184,371 from $12,344,483 for the same period in 2010. As percentage of total sales, leased local loop revenues in the quarter ended September 30, 2011 decreased to 76.6% from 82.4% for the same period in 2010. The decrease in our non-FTTP revenues mainly resulted from decrease in sale of peripheral telecommunication equipment, termination of wholesale traffic and attrition of residential customers. The decrease in the non-FTTP revenues was offset with revenues from assets that were purchased from CoBridge in Levelland, TX. The transaction was closed in July 1, 2011 and revenues from these assets were recorded from the closing date as non-FTTP revenues. We expect that the decline in revenues from non-FTTP residential customer will continue in 2011.

Cost of services (excluding depreciation and amortization). Cost of services consists primarily of facilities and traffic time purchased from other telephone companies and content for our video services. Cost of services for the quarter ended September 30, 2011 decreased 1.5% to $7,063,847 from $7,169,583 for the same period in 2010. Cost of services, as a percentage of revenues in the quarter ended September 30, 2011, increased to 48.4%, from 47.9% for the same period in 2010. We expect that the cost of services, as percentage of revenues, will decline as we increase the portion of revenues generated from our high-margin FTTP services.

Selling, General and Administrative Expenses. Selling expenses consist primarily of compensation costs for our sales, administrative and management employees. Selling, general and administrative expenses for the quarter ended September 30, 2011, decreased 13.1% to $5,202,866 from $5,988,544 for the same period in 2010. The decrease in the expenses resulted mainly from reduction in personnel and savings in the corporate expenses as a result of the divestiture of the UK and Israeli operations in addition to the decrease in payroll and sales commission. General and administrative expenses include stock options compensation which relates to stock options that were granted to our employees and directors and vest during the reported period. Total stock option compensation in the quarter ended September 30, 2011 decreased by $59,562 (or 70.8%) to $24,567 from $84,129 for the same period in 2010.

Depreciation and amortization. Depreciation and amortization expenses for the quarter ended September 30, 2011, increased by $362,777 (or 33.2%) to $1,453,983 from $1,091,206 for the same period in 2010. The increase was due to the large investments in the development of the FTTP networks and the purchase of fixed and intangible assets from CoBridge.

Financing Expenses. Financing income, net, for the quarter ended September 30, 2011 was $421,121 compared to financial expense, net, of $2,340,159 for the same period in 2010. Financing expenses consist of interest payable on our financial obligations, the measurement of our Bonds which are stated in NIS and linked to the Israeli Consumer Price Index (the “CPI”). Financing expenses for the quarter ended September 30, 2010 also includes the effect of the currency exchange rate on intercompany balances with our former subsidiaries which report in NIS and GBP as their functional currencies. The increase in financing expenses is a result of an evaluation of 8.7% in the USD against the NIS and adjustment to the inflation of 0.6% during the third quarter of 2011 versus the devaluation of 5.4% in the USD against the NIS and adjustment to the deflation of 1.2% in the same period in 2010. Financial expenses also includes expenses related to warrants that were issued to Burlingame Equity Investors, LP ("Burlingame") on March 2010 and expenses of the difference between the allocated relative fair value and the principal amount of the loan from Burlingame from March 2010.

Other Expenses. Other expenses for the quarter ended September 30, 2011 decreased by approximately 27.7% to $115,453 from $159,712 for the same period in 2010. Other expenses consist of real estate taxes.

Income taxes. We conduct our business in several states in the US. Therefore, our operating income is subject to varying rates of state tax in the US. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses. However, we expect that our income taxes will not materially vary in relation to the geographic distribution of our profits inside the US. We had an effective tax rate of 15.0% and 14.2% for the three months ended September 30, 2011 and 2010, respectively. Our effective tax rate in the third quarter of 2011 and 2010 remained at the same level and is lower than our expected effective tax rate of 35% due to reconciliation of tax items with the filing of our 2010 and 2009 tax returns.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of September 30, 2011 amounted to $2,013,930, compared to $1,217,427 as of December 31, 2010, an increase of $796,503. Net cash provided by operating activities in the nine months ended September 30, 2011 was $2,908,606, an increase of $329,861 compared to $2,578,745 which was provided by operating activities in the nine months ended September 30, 2010. The increase in cash flow from operating activities is mostly related to the decline in the loss from continued operation and the following changes in working capital: (1) an increase in accounts receivable of $540,392 in the quarter ended September 30, 2011 compared to a decrease of $146,891 in the same period of 2010; (2) a decrease in prepaid expenses and other receivables of $456,760 in the quarter ended September 30, 2011 compared to an increase of $783,212 in the same period of 2010; (3) an increase in the provision for bad debt of $303,296 in the quarter ended September 30, 2011 compared to an increase of $126,637 in the same period of 2010; (4) a decrease in other liabilities and accrued expenses of $815,064 in the quarter ended September 30, 2011 compared to an increase of $371,059 in the same period of 2010 and (5) a decrease in trade payables of $130,742 in the quarter ended September 30, 2011 compared to a decrease of $962,381 in the same period of 2010. Cash used for investing activities in the quarter ended September 30, 2011 was $11,756,103 compared to $3,493,476 in the same period of 2010. Of that amount, $9,640,514 is attributable to the build out of our FTTP projects in Levelland, TX and the PRIDE Network projects, $306,030 to the purchase of assets from CoBridge and $1,814,559 to the purchase of other equipment. Net cash provided by financing activities for the quarter ended September 30, 2011 was $9,644,000 and is primarily attributable to proceeds from long-term loans from the United States Department of Agriculture which are offset by repayment of the capital lease obligations and loans from a bank.

Capital lease obligations. We are the lessee of switching and other telecom equipment under capital leases expiring on various dates from 2011 through 2016.

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of September 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic credit facility	$2,025,485	$2,025,485	$-	$-	$-
Domestic Note Payable	1,132,716	652,073	480,643	-	-
Other notes payable	3,741,348	-	3,741,348	-	-
Notes Payable from the United States Department of Agriculture	20,980,312	749,975	1,499,951	1,499,951	17,230,435
Bonds	19,350,277	4,226,617	7,756,159	7,367,501	-
Capital leases	1,028,963	540,413	488,550	-	-
Operating leases	3,704,726	2,129,709	1,516,176	58,841	-

Total contractual cash obligations	$51,963,827	$10,324,272	$15,482,827	$8,926,293	$17,230,435

As of September 30, 2011, we reported a working capital deficit of $8,464,534 compared to a deficit of $11,420,026 on December 31, 2010. In order to overcome the deficit in our working capital, we reached an agreement on May 2, 2011 with Burlingame Equity Investors, LP to extend the maturity date of the Senior Promissory Note from March 22, 2012 to March 22, 2013. We raised $6,020,132 in a subscription rights offering for our shareholders to purchase up to 21,119,488 shares of our common stock at a subscription price of $0.30 per share. The net proceeds from the Rights Offering will be used for general corporate purposes, including, but not limited to, capital expenditures and working capital. On October 6, 2011, we and our subsidiaries entered into a term loan, guarantee and security agreement (the “Agreement”) with ICON Agent, LLC, for the principal amount of the loan $7,500,000 which will be payable over five years with the first principal payment starting 12 months from the date of funding. We will use the proceeds of the Loan to payoff existing short term loan from a commercial bank and for other general working capital and corporate purposes. We believe that these actions will enable us to pay our current obligations.

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

Rights Offering

On July 6, 2011 our Board of Directors have approved a rights offering (the "Rights Offering") in which our stockholders will receive non-transferable and non-tradable rights to purchase one (1) additional share of our common stock, par value $0.001 for each share owned as of the record date, for a subscription price of $0.30 per share (each, a "Right"). Our stockholders who exercise their Rights in full may also exercise an oversubscription privilege to purchase, on a pro rata basis, a portion of the unsubscribed shares, at the same price of $0.30 per share, subject to certain limitations. The record date for the Rights Offering was September 22, 2011 and the Rights Offering expired on October 26, 2011.

On November 2, 2011, we completed the Rights Offering and raised $6,020,132 from our shareholders for 20,067,108 shares of our common stock. Taking into account the oversubscription rights, there was a demand for 95% of the offered shares.

Because the Rights Offering was at a price per share which is lower than the market price at the time of announcement, we have authorized a reduction of the exercise price of our outstanding warrants by an average of 41.4% and approved the issuance of 3,728,775 options to our directors and employees at an exercise price of $1.10 per share. The adjustment of the exercise price of the warrants and the issuance of new options was done to maintain the same value of the warrants and options prior to the announcement of the Rights Offering based on the Black-Scholes model.

Loan agreement with ICON Agent, LLC

On October 6, 2011, the Company entered into a term loan, guarantee and security agreement (the “Agreement”) between the following: (1) ICON Agent, LLC, acting as agent for the Lenders, ICON Equipment and Corporation Infrastructure Fund Fourteen, L.P and Hardwood Partners, LLC.; (2) the Company, as Guarantor; (3) Xfone USA, Inc., NTS Communications, Inc., Gulf Coast Utilities, Inc., eXpeTel Communications, Inc., NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers, Inc., and N.T.S. Management Company, LLC, acting as Borrowers and Guarantors; and (4) PRIDE Network, Inc., and NTS Telephone Company, LLC (together with the Borrowers and Guarantors acting as Credit Parties).

The principal amount of the loan to be extended pursuant to the Agreement is $7,500,000 (the “Loan”) bearing interest of 12.75% payable in 60 consecutive monthly installments with the first 12 monthly payments being payments of accrued interest only. The Loan is to be secured by a lien against all of each Borrower's and Guarantor's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title, or interest; provided, however, that none of the assets of PRIDE Network, Inc. and NTS Telephone Company, LLC are being used as collateral for the Loan and are specifically excluded. The funding of the loan was made on October 27, 2011.

The company will use the proceeds of the Loan to pay off existing loan from commercial bank and for other general working capital and corporate purposes.

US subsidiaries

NTS Communications, Inc. had a loan with a commercial bank with an outstanding amount of $2,025,485.31 as of September 30, 2011 with a maturity date of October 13, 2011. The loan bore interest at a rate equivalent to 2% above the Wall Street Journal Prime rate, but not less than 6% per annum and was repayable in equal principal and interest monthly installments of $100,000 each. The loan was secured by an assignment of all of NTS’ trade accounts receivable, equipment and inventory. The loan was repaid on October 2011 as part of the agreement with ICON Agent, LLC.

NTS Telephone Company, LLC, a wholly owned subsidiary of NTS Communications, Inc., has received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the initial advance date until full repayment after 17 years. The loan bears interest at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. Advances are provided as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The note is non-recourse to NTS and all other NTS subsidiaries and is secured by NTS Telephones assets which were $13.7 million at September 30, 2011. As of September 30, 2011, the current average weighted interest rate on the outstanding advances was 3.75%. The total aggregate outstanding amount of these loans as of September 30, 2011 were $10,489,130.

PRIDE Network, Inc., a wholly owned subsidiary of NTS Communications, Inc., has received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total of $99.9 million funding in form of $45.9 million in grants and $54 million in 19 to 20-year loans. The loans bear interest at the US Treasury rate for comparable loans with comparable maturities. The funding will allow us to develop our FTTP infrastructure, known as the PRIDE Network projects, in northwestern Texas and further expand it to communities in southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The total aggregate amount of these loans and grants as of September 30, 2011 were $10,491,182 and $7,331,687, respectively. The loans are to be repaid in monthly installments until 2029. The loans are non-recourse to NTS and all other NTS subsidiaries and are secured by PRIDE Network's assets which were $11.8 million at September 30, 2011. As of September 30, 2011, the annual average weighted interest rate on the outstanding advances was 4.02%.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

Following the divestiture of our UK and Israeli operations, all of our assets, liabilities (except the Series A Bonds), revenues and expenditures are in USD.

Notwithstanding having our Series A Bonds stated in NIS and linked to the Israeli CPI, during the nine months ended September 30, 2011, our outstanding liability was decreased by approximately $900,000 as a result of the devaluation of the NIS in relation with the USD.

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

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), our former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to us (collectively with Xfone 018, the “Defendants”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by consumers to the Defendants’ respective technical support numbers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $14). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,015,587) which reflects the Petitioners’ estimation of damages caused to all consumers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the request of the Israeli Court was supplemented on May 3, 2011 and amended on July 18, 2011 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services (the “Services”) who called its telephone service center from December 15, 2004 until December 31, 2009, due to a problem in the Services, and were charged for such calls (the “Compensation”). The Compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one-time special reward in the amount of NIS 10,000 (approximately $2,687) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $10,750) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court. A deliberation with respect to the Class Action Request has been scheduled by the Israeli Court for March 4, 2012. It is expected that the Israeli Court will consider Xfone 018 and Mr. Sharvit's request to approve the Settlement Agreement on or before said date.

On May 14, 2010, we entered into an agreement (including any amendment and supplement thereto, the “Agreement”) with Marathon Telecom Ltd. for the sale of our majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, we are fully and exclusively liable for any and all amounts, payments or expenses which will be incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Agreement provides that we shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, we shall bear only the cost of such services). Section 10 of the Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with us and with mutual assistance. It is agreed between us and Xfone 018 that subject to and upon the approval of the Settlement Agreement by the Israeli Court, we shall bear and/or pay: (i) the costs of the Compensation; (ii) the Reward; (iii) the Attorneys Fee; and (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $20,156).

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

On July 19, 2011 the Petitioners filed suit in 350th District Court of Taylor County, Texas seeking $5 million in economic and non-economic damages and asserting breach of contract, negligence, gross negligence, defamation, libel, invasion of privacy, and intentional infliction of emotional distress claims. On NTS’ request due to questions of federal law, the case has been moved to the United States District Court for the Northern District of Texas.  It is scheduled for trial on April 1, 2013. NTS’ insurance carrier has agreed to defend the suit and has referred the matter to its counsel. NTS anticipates that its insurance carrier will cover all costs and damages without any liability to NTS.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.3	Memorandum of Association of Swiftnet Limited. (1)
3.4	Articles of Association of Swiftnet Limited. (1)
3.6	Bylaws of Xfone USA, Inc. (7)
3.12	Reamended and Restated Bylaws of Xfone, Inc. dated November 18, 2010. (68)
4.	Specimen Stock Certificate.(1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. [Free translation from Hebrew] (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2010, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
10.132	Employment Agreement between NTS Communications, Inc. and Niv Krikov dated July 1, 2010. (59)
10.133	Agreement dated November 20, 2010 between Xfone, Inc., David Sela and Blokshtil Ltd. (English translation). (60)
10.134	Loan Agreement dated as of December 10, 2010, between Swiftnet Limited, Iddo Keinan, Xfone, Inc., Auracall Limited, Equitalk.co.uk Limited and Story Telecom Limited. (61)
10.135	General Release and Settlement Agreement dated December 28, 2010 between Xfone, Inc., and the selling shareholders of NTS Communications, Inc. (62)
10.136	Agreement dated January 29, 2010 by and between Xfone, Inc., Abraham Keinan, and AMIT K Limited. (63)
10.137	Agreement dated January 29, 2010 by and between Xfone, Inc. and Abraham Keinan. (63)
10.138	Agreement dated January 29, 2010 by and between Abraham Keinan, Guy Nissenson and Campbeltown Business Ltd. (63)
10.139	Securities Purchase Agreement dated effective as of March 23, 2010. (64)

10.140	Form of Subscription Agreement dated as of March 23, 2010. (64)
10.141	Contract dated May 14, 2010 by and between Xfone, Inc., Newcall Ltd., Margo Pharma, Ltd., and Marathon Telecom Ltd. [English translation] (65)
10.142	Employment Agreement entered into on June 30, 2010 between Xfone, Inc. and Guy Nissenson [Free translation from Hebrew] (66)
10.143	First Amendment to Consulting Agreement dated June 30, 2010 between Xfone, Inc. and Guy Nissenson (66)
10.144	Severance Agreement entered into on September 20, 2010 between Xfone, Inc. and Guy Nissenson. (67)
10.145	Third Amendment to Financial Services and Business Development Consulting Agreement dated December 27, 2010, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (69)
10.146	First Amendment to Senior Promissory Note, Dated as of May 2, 2011 (71)
10.147	Term Loan, Guarantee and Security Agreement dated October 6, 2011 (72)
16.2	Letter dated June 1, 2010 from Stark Winter Schenkein & Co., LLP to the Securities and Exchange Commission. (58)
21.1	List of Subsidiaries (Amended as of March 17, 2011) (70)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
 *Denotes exhibits filed herewith.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.

(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2010 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2010 with Xfone, Inc.‘s Form 10-K.
(58)	Denotes previously filed exhibit: filed on June 3, 2010 with Xfone, Inc.‘s Form 8-K/A.
(59)	Denotes previously filed exhibit: filed on July 1, 2010 with Xfone, Inc.‘s Form 8-K.
(60)	Denotes previously filed exhibit: filed on November 30, 2010 with Xfone, Inc.‘s Form 8-K.
(61)	Denotes previously filed exhibit: filed on December 11, 2010 with Xfone, Inc.‘s Form 8-K.
(62)	Denotes previously filed exhibit: filed on December 29, 2010 with Xfone, Inc.‘s Form 8-K.
(63)	Denotes previously filed exhibits: filed on January 29, 2010 with Xfone, Inc.‘s Form 8-K.
(64)	Denotes previously filed exhibits: filed on March 23, 2010 with Xfone, Inc.‘s Form 8-K.
(65)	Denotes previously filed exhibits: filed on June 1, 2010 with Xfone, Inc.’s Form 8-K.
(66)	Denotes previously filed exhibits: filed on June 30, 2010 with Xfone, Inc.’s Form 8-K.
(67)	Denotes previously filed exhibits: filed on September 20, 2010 with Xfone, Inc.’s Form 8-K.
(68)	Denotes previously filed exhibit: filed on November 18, 2010 with Xfone, Inc.’s Form 8-K.
(69)	Denotes previously filed exhibit: filed on December 27, 2010 with Xfone, Inc.’s Form 8-K.
(70)	Denotes previously filed exhibit: filed on March 18, 2011 with Xfone, Inc.’s Form 10-K.
(71)	Denotes previously filed exhibit: filed on May 2, 2011 with Xfone, Inc.’s Form 8-K.
(72)	Denotes previously filed exhibit: filed on October 6, 2011 with Xfone, Inc.’s Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XFONE, INC.

Date: November 14, 2011	By:	/s/ Guy Nissenson
Guy Nissenson
President, Chief Executive Officer and Director
(principal executive officer)

Date: November 14, 2011	By:	/s/ Niv Krikov
Niv Krikov
Principal Accounting Officer, Treasurer, Chief Financial Officer and Director (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.3	Memorandum of Association of Swiftnet Limited. (1)
3.4	Articles of Association of Swiftnet Limited. (1)
3.6	Bylaws of Xfone USA, Inc. (7)
3.12	Reamended and Restated Bylaws of Xfone, Inc. dated November 18, 2010. (68)
4.	Specimen Stock Certificate.(1)
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. [Free translation from Hebrew] (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2010, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
10.132	Employment Agreement between NTS Communications, Inc. and Niv Krikov dated July 1, 2010. (59)
10.133	Agreement dated November 20, 2010 between Xfone, Inc., David Sela and Blokshtil Ltd. (English translation). (60)
10.134	Loan Agreement dated as of December 10, 2010, between Swiftnet Limited, Iddo Keinan, Xfone, Inc., Auracall Limited, Equitalk.co.uk Limited and Story Telecom Limited. (61)
10.135	General Release and Settlement Agreement dated December 28, 2010 between Xfone, Inc., and the selling shareholders of NTS Communications, Inc. (62)
10.136	Agreement dated January 29, 2010 by and between Xfone, Inc., Abraham Keinan, and AMIT K Limited. (63)
10.137	Agreement dated January 29, 2010 by and between Xfone, Inc. and Abraham Keinan. (63)
10.138	Agreement dated January 29, 2010 by and between Abraham Keinan, Guy Nissenson and Campbeltown Business Ltd. (63)
10.139	Securities Purchase Agreement dated effective as of March 23, 2010. (64)

10.140	Form of Subscription Agreement dated as of March 23, 2010. (64)
10.141	Contract dated May 14, 2010 by and between Xfone, Inc., Newcall Ltd., Margo Pharma, Ltd., and Marathon Telecom Ltd. [English translation] (65)
10.142	Employment Agreement entered into on June 30, 2010 between Xfone, Inc. and Guy Nissenson [Free translation from Hebrew] (66)
10.143	First Amendment to Consulting Agreement dated June 30, 2010 between Xfone, Inc. and Guy Nissenson (66)
10.144	Severance Agreement entered into on September 20, 2010 between Xfone, Inc. and Guy Nissenson. (67)
10.145	Third Amendment to Financial Services and Business Development Consulting Agreement dated December 27, 2010, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (69)
10.146	First Amendment to Senior Promissory Note, Dated as of May 2, 2011 (71)
10.147	Term Loan, Guarantee and Security Agreement dated October 6, 2011 (72)
16.2	Letter dated June 1, 2010 from Stark Winter Schenkein & Co., LLP to the Securities and Exchange Commission. (58)
21.1	List of Subsidiaries (Amended as of March 17, 2011) (70)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
*Denotes exhibits filed herewith.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.

(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2010 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2010 with Xfone, Inc.‘s Form 10-K.
(58)	Denotes previously filed exhibit: filed on June 3, 2010 with Xfone, Inc.‘s Form 8-K/A.
(59)	Denotes previously filed exhibit: filed on July 1, 2010 with Xfone, Inc.‘s Form 8-K.
(60)	Denotes previously filed exhibit: filed on November 30, 2010 with Xfone, Inc.‘s Form 8-K.
(61)	Denotes previously filed exhibit: filed on December 11, 2010 with Xfone, Inc.‘s Form 8-K.
(62)	Denotes previously filed exhibit: filed on December 29, 2010 with Xfone, Inc.‘s Form 8-K.
(63)	Denotes previously filed exhibits: filed on January 29, 2010 with Xfone, Inc.‘s Form 8-K.
(64)	Denotes previously filed exhibits: filed on March 23, 2010 with Xfone, Inc.‘s Form 8-K.
(65)	Denotes previously filed exhibits: filed on June 1, 2010 with Xfone, Inc.’s Form 8-K.
(66)	Denotes previously filed exhibits: filed on June 30, 2010 with Xfone, Inc.’s Form 8-K.
(67)	Denotes previously filed exhibits: filed on September 20, 2010 with Xfone, Inc.’s Form 8-K.
(68)	Denotes previously filed exhibit: filed on November 18, 2010 with Xfone, Inc.’s Form 8-K.
(69)	Denotes previously filed exhibit: filed on December 27, 2010 with Xfone, Inc.’s Form 8-K.
(70)	Denotes previously filed exhibit: filed on March 18, 2011 with Xfone, Inc.’s Form 10-K.
(71)	Denotes previously filed exhibit: filed on May 2, 2011 with Xfone, Inc.’s Form 8-K.
(72)	Denotes previously filed exhibit: filed on October 6, 2011 with Xfone, Inc.’s Form 8-K.