Form 10-K
period 2011-12-31
NTS, INC.
filed 2012-03-30
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________

Commission file number 001-32521

NTS, Inc. (formerly Xfone, Inc.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2011, the last business day of the second fiscal quarter, was approximately $13,036,505 based on the closing price of $1.40 for the registrant’s common stock as reported on the NYSE Amex LLC. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive and we have relied on information available to us regarding beneficial holder ownership as of the most recent practical date prior to June 30, 2011.

As of March 28, 2012, there were 41,186,596 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 PART I

ITEM 1.    BUSINESS

General

As used in this Annual Report, references to “the Company”, “we”, “our”, “ours” and “us” refer to NTS, Inc. and consolidated subsidiaries, unless otherwise indicated or unless the context otherwise requires. References to “NTSI” refer to NTS, Inc. References to “NTSC” refer to NTS Communications, Inc. In addition, references to our “financial statements” are to our consolidated financial statements except as the context otherwise requires.

We prepare our financial statements in United States dollars and in accordance with generally accepted accounting principles as applied in the United States, referred to as U.S. GAAP. In this Annual Report, references to “$” and “dollars” are to United States dollars, “£”, “UKP”, or “GBP” are to British Pound Sterling, and references to “NIS” and “shekels” are to New Israeli Shekels.

Background

NTS, Inc. (f/k/a Xfone, Inc.)

NTS, Inc. was incorporated in the State of Nevada, U.S.A. in September 2000 as Xfone, Inc. We are a holding and managing company providing, through our subsidiaries, integrated communications services which include voice, video and data over our Fiber-To-The-Premise (“FTTP”) and other networks. As of summer 2010, we discontinued our operations in Israel and the United Kingdom. Our Board of Directors made a strategic decision to concentrate our operations in the U.S.; accordingly, in the summer of 2010 we disposed of our UK and Israeli operations. We currently have operations in Texas, Mississippi and Louisiana and we also serve customers in Arizona, Colorado, Kansas, New Mexico, and Oklahoma.

On December 29, 2011, our shareholders approved an amendment (the “Amendment”) to NTSI’s Articles of Incorporation (the “Articles”) to change the name of the Company from Xfone, Inc. to NTS, Inc. and to increase the Company's authorized capital to 150,000,000 shares of common stock $0.001 par value per share (“Common Stock”). The Amendment became effective on February 1, 2012.

On February 2, 2012, our Common Stock began trading on the NYSE Amex LLC (“NYSE Amex”) and the Tel Aviv Stock Exchange Ltd. (“TASE”) under its new ticker symbol “NTS” (former ticker symbol: “XFN”)

On March 28, 2012, the closing price of our Common Stock was $0.59 (NYSE Amex) / NIS 2.149 (TASE).

Our principal executive offices are located at 5307 W. Loop 289, Lubbock, Texas 79414 and our telephone number is (806) 771-5212.

Our offices in Israel are located at 11 Rabbi Akiva Street, Modi'in Illit, 71919 and our telephone number there is + 972 08-6229582.

For our corporate website please visit www.ntscom.com. Our website is not part of this Annual Report.

Our Organizational Structure

Following the sale of our UK and Israeli operations we have two wholly owned subsidiaries in the United States. These subsidiaries, and their consolidated subsidiaries, are shown in the following diagram:

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

On January 29, 2010, we entered into an agreement with Abraham Keinan (our former Chairman of the Board of Directors and significant shareholder) and AMIT K LTD. (a company registered in England & Wales which at that time was wholly owned and controlled by Mr. Keinan) for the sale by us of the entire issued share capital of Swiftnet. The transaction closed on July 29, 2010.

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

On August 31, 2010, we completed the disposition of our 69% interest in Xfone 018 pursuant to a certain agreement, dated May 14, 2010 (as amendment and supplement), by and between us, Newcall Ltd. (the former 26% minority owner of Xfone 018), Margo Pharma Ltd. (the former 5% minority owner of Xfone 018), and Marathon Telecom Ltd., the buyer of Xfone 018.

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

On January 29, 2010, we entered into an agreement with Abraham Keinan and AMIT K LTD. for the sale by us of the entire issued share capital of Auracall.  The transaction closed on July 29, 2010.

NTS Communications, Inc.

On August 22, 2007, we entered into a Stock Purchase Agreement (the “NTSC Purchase Agreement”) with NTS Communications, Inc. (“NTSC”), a provider of integrated telecommunications solutions headquartered in Lubbock, Texas, and the owners of approximately 85% of the equity interests in NTSC, to acquire NTSC. Subsequently, all of the remaining shareholders of NTSC executed the NTSC Purchase Agreement, bringing the total percentage of equity interests in NTSC owned by NTSC shareholders that entered into the NTSC Purchase Agreement (the “NTSC Sellers”) to 100%.  On February 14, 2008, we entered into a First Amendment to the NTSC Purchase Agreement to amend the agreement to further extend the expiration date for the closing of our acquisition of NTSC.  On February 26, 2008, we entered into a Second Amendment to the NTSC Purchase Agreement which amended, among other things, the definition and elements of Working Capital, as such term is defined in the NTSC Purchase Agreement, and increased the escrow amount. On April 25, 2008, we entered into a Third Amendment to the NTSC Purchase Agreement, pursuant to which we agreed to an extension of time for the calculation and payment of the post closing working capital adjustment under the NTSC Purchase Agreement.

The acquisition closed on February 26, 2008.  Upon closing of the acquisition, NTSC and its six wholly owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers, Inc., NTS Telephone Company, LLC, and NTS Management Company, LLC, became our wholly owned subsidiaries. On April 3, 2009, NTSC formed a seventh wholly owned subsidiary in Texas, called PRIDE Network, Inc.

On December 28, 2009, we and the NTSC Sellers entered into a certain General Release and Settlement Agreement (the “Settlement Agreement”) in order to resolve all issues related to the calculation and determination of the final purchase price as provided in Article II of the NTSC Purchase Agreement, including all issues which have been the subject of a proposed arbitration between the parties (hereinafter referred to as the “Disputed Issues”) by compromise and settlement and without resorting to potentially costly arbitration proceedings.   Our financial statements have carried the full settlement amount. We do not expect to bear any additional expenses as a result of the Settlement Agreement.

As consideration for this settlement, (i) the NTSC Sellers, their heirs, executors, administrators, agents, beneficiaries, successors and assigns, officers, directors, affiliates, employees, representatives, attorneys and insurers including those of affiliated companies, forever released and discharged us, including each of our subsidiaries, directors, officers, affiliates, employees, agents, representatives, attorneys, successors and assigns, and insurers, and their respective past and present officers, directors, employees, agents, and attorneys, of and from any and all manner of action and actions, causes and causes of action, claims, controversies, contracts, torts, debts, damages or demands whatsoever, in law or in equity, that they have had, now have, or may in the future have, arising out of or related to the Disputed Issues; and (ii) we , including each of our directors, officers, affiliates, employees, agents, representatives, attorneys, successors and assigns, and insurers, and their respective past and present officers, directors, employees, agents, and attorneys forever released and discharged the NTSC Sellers, their heirs, executors, administrators, agents, beneficiaries, successors and assigns, officers, and directors, including those of affiliated companies, of and from any and all manner of action and actions, causes and causes of action, claims, controversies, contracts, torts, debts, damages or demands whatsoever, in law or in equity, that they have had, now have, or may in the future have, arising out of or related to the Disputed Issues.

NTSC is an integrated telecommunications service provider that owns and operates its own fiber optic and leased facilities-based, long haul and metropolitan telecommunications networks. NTSC provides business and residential customers with high quality broadband, managed data, video, local, and long distance services within its service areas.  The company also provides long distance, data, and private line services to numerous communications carriers. NTSC is currently authorized to provide interexchange service in Arizona, Colorado, Kansas, Louisiana, New Mexico, Oklahoma, and Texas. NTSC is also authorized to provide local service only in Louisiana, New Mexico, and Texas, and video service only in Louisiana and Texas.

Cybergate, Inc.

On November 26, 2008, Xfone USA entered into a Sale and Purchase Agreement (the “Agreement”) with Cybergate, Inc. (“Cybergate”), pursuant to which Cybergate agreed to sell to Xfone USA all of Cybergate’s assets, as set forth in the agreement (the “Assets”).  Cybergate was a provider of Internet services, including Internet access, web and server hosting, data services and e-mail.  Pursuant to the Agreement Xfone USA also agreed to assume certain of the liabilities of Cybergate. The Agreement and the closing of the sale and purchase have an effective date of November 1, 2008.  The acquisition was not significant from an accounting perspective.

CoBridge Telecom, LLC

On April 25, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which CoBridge agreed to sell NTSC all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of that Agreement. CoBridge provided cable television service in those communities via coaxial cable facilities. As part of the transaction, NTSC also agreed to assume certain liabilities of CoBridge which are necessary to continue operation of the Assets. The sale and purchase closed on July 1, 2011. The acquisition is not significant from an accounting perspective.

Reach Broadband

On September 16, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with RB3, LLC, and Arklaoktex, LLC, each doing business as Reach Broadband (“Reach”), pursuant to which Reach agreed to sell NTSC all of Reach’s assets in and around the communities of Abernathy, Anton, Brownfield, Hale Center, Idalou, Levelland, Littlefield, Meadow, New Deal, O’Donnell, Olton, Reese, Ropesville, Shallowater, Smyer, Tahoka, and Wollforth Texas pursuant to the terms of the Agreement. Reach provided those communities with cable television service via coaxial cable facilities and Internet service via a wireless network. As part of the transaction, NTSC also agreed to assume certain liabilities of Reach which are necessary to continue operation of the Assets. The sale and purchase closed on December 1, 2011, but is subject to a purchase price adjustment based on the number of Reach’s customers who failed to pay their accounts or cancelled service (offset by customers who convert to NTSC’s service in relevant markets) and actual transaction costs. The acquisition is not significant from an accounting perspective.

Our Principal Services and Their Markets

We provide through our subsidiaries the following telecommunication products / services:

Services provided by NTS Communications, Inc. and its subsidiaries

Retail Services
•
Local Services: NTSC delivers local telephony service to its customers through an “on-net” UNE-L connection, including voice mail, caller ID, forwarding, 3-way calling, blocking, and PBX services.  In addition, NTSC sells “off-net” total service resale lines.  NTSC provides UNE-L services in Lubbock, Abilene, Amarillo, Midland, Odessa, Pampa, Plainview, and Wichita Falls, Texas.  NTSC provides local services via FTTP in Lubbock, Wolfforth, Levelland, Littlefield, Burkburnett, and Smyer, Texas.  NTSC provides resold local services throughout Texas via its resale agreement with AT&T.

•
Retail Long Distance Services: NTSC offers a full range of long distance services to its customers, including competitively priced switched long distance (including intrastate, interstate, and international), toll-free service, dedicated T-1 long distance and calling cards.  The vast majority of its customers are concentrated in West Texas.  A minority of its long distance customers are in Arizona, New Mexico, Oklahoma, Kansas, and Colorado.

•
Internet Data Services: NTSC provides broadband and dial-up Internet service in all of its Texas markets. Download speeds for broadband range from 500 Kilobits to 100 Megabits per second, depending on the end user’s distance from an NTSC collocation or the type of facilities used to deliver the service.  NTSC also offers Web hosting and wide area networking solutions for business applications.

•
Fiber-Based Services (“Fiber to the Premise” or “FTTP”): As an integrated telecom provider, NTSC is capable of providing quality triple play (voice, digital video & data) on one bill at competitive prices to its FTTP customers.  NTSC offers a full selection of video services, including basic cable, video on demand, HDTV and DVR.  NTSC is a member of the National Cable Television Cooperative and as such obtains favorable programming rates from most major networks.  NTSC provides FTTP service in Lubbock, Levelland, Littlefield, Brownfield, Burkburnett, Ropesville, Slaton, Smyer, Whitharral, and Wolfforth, Texas.

•
Cable Television (CATV): In addition to providing video service via its FTTP network, NTSC offers CATV via a coaxial cable network in Anton, Brownfield, Colorado City, Hale Center, Idalou, Levelland, Littlefield, Meadow, Morton, New Deal, O’Donnell, Olton, Ropesville, Shallowater, Slaton, Smyer, Tahoka, and Wolfforth Texas.  NTSC offers a wide selection of video services via its CATV offering basic cable, over 250 channels including premium sports and movie channels, and Pay Per View.

•
Customer Premise Equipment (“CPE”): NTSC resells a variety of CPE and CPE related services to its customers.  Primarily, these sales involve NTSC acting as an authorized dealer for Toshiba phone systems. These systems are sold to customers either on a stand-alone basis, or in conjunction with the purchase of local, long distance, and/or data services from the company. In addition NTSC sells a variety of other electronics such as HD displays, surveillance equipment, paging systems, nurse call systems, routers switches and internetworking gear.

Wholesale Services
•
Private Line Services: NTSC offers aggregation and resale of leased fiber transport network from AT&T and other fiber network operators.  This service is mostly provided for carrier customers that need direct network connectivity, as well as enterprises that require dedicated branch office connections.  Services are generally offered under 1-year contracts for a fixed amount per month.  NTSC provides private line service nationwide.

•
Wholesale Switched Termination Services: NTSC sells its wholesale-switched minutes to local telecom companies who do not have the volume to warrant attractive pricing from AT&T and other large carriers.  NTSC provides multi-regional switched termination, switched toll free origination and wholesale Internet access services to various carrier customers.  Services are generally offered for a fixed amount per minute.  NTSC provides wholesale switched termination services to customers via network connections in NTSC POPs and switch sites.

Internet Based Customer Service
•	Our Internet based customer service (found at www.ntscom.com) includes full details on all our retail products and services.

NTS Communications owns and operates its own facilities-based telecommunications switching system.

FTTP Network Extensions / Stimulus Fundings

Levelland/Smyer, Texas

NTSC, through its wholly owned subsidiary, NTS Telephone Company, LLC, has extended its FTTP network to the nearby communities of Levelland (located approximately 30 miles west of Lubbock) and Smyer (approximately 15 miles west of Lubbock). These communities have added approximately 6,000 passings to the NTSC FTTP footprint and bring total FTTP passings to approximately 21,000.  NTS Telephone Company has received approval from the Rural Utilities Service (“RUS”) for an $11.8 million, 17-year debt financing to complete this buildout.  The RUS loan is non-recourse to NTSC and all other NTSC subsidiaries and interest is charged at the average rate of U.S. government obligations.  NTSC’s initial capital investment in the project was a $2.5 million equity contribution. NTSC provides voice, data, and video services for NTS Telephone Company and also provides billing, sales and marketing, back and front offices services to this subsidiary. NTSC receives a management fee from NTS Telephone Company equal to 15% of its revenues. NTSC began marketing its triple-play service in limited areas of Levelland in 2009 and construction was completed on April 8, 2010. NTSC will continue to work diligently to secure sales and complete installations in pursuit of its take rate goals.

Texas South Plains; Burkburnett and Iowa Park, Texas; St. Helena, Washington, and Tangipahoa Parishes in Southern Louisiana

In March 2010, we were notified that the applications of our wholly owned subsidiary, PRIDE Network, Inc. (“PRIDE Network”), for RUS funding from the U.S. Department of Agriculture under the Broadband Initiative Program for the FTTP build out of PRIDE Network’s projects in Texas, had been approved.  PRIDE Network was selected to receive approximately $63.7 million in RUS funding for these projects, which will be split between loans of approximately $35.53 million and grants of approximately $28.14 million.

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

This funding is a significant milestone in our strategy to grow the FTTP business. The grants and loans will enable us to expand the rollout of our state-of-the-art FTTP infrastructure to bring broadband services to the Texas south plains, to the communities of Burkburnett and Iowa Park, Texas, and to St. Helena, Washington, and Tangipahoa Parishes in Southern Louisiana. Additionally, it is anticipated that these projects will help stimulate the economic growth of these communities by creating hundreds of new jobs associated with the network build out.

When completed, the PRIDE Network is expected to add 30,000 FTTP passings to the NTSC network bringing Company-wide FTTP passings to over 50,000. To date, we have established our FTTP network in Littlefield, Burkburnett, Brownfield and Whitharral, Texas, and started to record minimal revenues from these markets which will increase revenues from this project during 2012.

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

•
Customer Premise Equipment (“CPE”): Xfone USA also resells a variety of CPE and CPE related services to its customers.  Primarily, these sales involve acting with NTSC as an authorized dealer for Toshiba phone systems. These systems are sold to customers either on a stand-alone basis, or in conjunction with the purchase of local, long distance, and/or data services from the company. In addition, the company sells a variety of other electronics such as HD displays, surveillance equipment, paging systems, nurse call systems, routers switches and internetworking gear.

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

Our Billing Practices

We charge our customers based on a monthly fixed amount or on actual usage by full or partial minutes. Our rates vary with distance, duration, time, type of call, and product or service provided, but are not dependent upon the facilities selected for the call transmission. The standard terms for our customers require either pre-payments or payments due as early as 16 or as late as 30 days from the date of the invoice. Our supplier’s standard terms are payment within 30 to 90 days from invoice date; however, some new suppliers ask for shorter payment terms.

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

Competitive Business Conditions

NTSC operates in a highly competitive environment which is generally characterized by the dominance of the Incumbent Local Exchange Carrier (ILEC).  With respect to its primary Texas markets, the dominant ILEC is either AT&T (formerly Southwestern Bell Telephone Company) or Windstream Communications.  NTSC also competes with the Incumbent Cable TV Provider (ICTVP) in markets where that carrier provides voice, data and/or video services.  In its core Texas markets, the ICTVP is SuddenLink Communications, Time Warner Communications, or other smaller operators.  Within these same core markets, NTSC also competes with a variety of widely dispersed smaller Competitive Local Exchange Carriers (CLEC).  With respect to its data and long distance products, the company competes with various national and regional players including AT&T, Verizon, Suddenlink, Qwest, Level 3 and others.

Xfone USA also operates in highly competitive markets in Mississippi and Louisiana. In these markets Xfone USA competes against the dominant ILEC, AT&T (formerly BellSouth Telecommunications), as well as many smaller CLECs.

Principal Suppliers

In fiscal year 2011, our principal supplier of telephone routing and switching services constituted 61% of our costs of revenues.

We are dependent on several of our suppliers, including those that provide significant hardware and software products and support. However, these suppliers are required to provide us with services in accordance with the relevant regulations and their licenses to operate as a telecommunications provider in the relevant jurisdictions.

Major Customers

We have four major types of customers:

•	Residential - Pre-subscribed customers, including for local, long distance, internet and cable television services.
•	Commercial - We serve small to complex business customers within our service areas.
•	Governmental agencies - We provide various governmental entities a broad range of services, including local, long distance, internet, managed data, and private line services.
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

The Mark, “NTS-ONLINE (with design)” related to the provision of web hosting was registered by the USPTO on August 15, 2000, and has been renewed through the year 2020.

On February 6, 2007, NTSC filed an application with the USPTO to register the Mark, “NTS-ONLINE” related to the provision of expanded telecom services, web hosting services, and domain name services.  The application also seeks to eliminate the design associated with the mark.  On May 27, 2008, the USPTO issued a Notice of Allowance. NTSC’s Statement of Use was accepted by the USPTO on January 3, 2009. The mark was registered by the USPTO on February 10, 2009.

The Mark, “EXPETEL” related to the provision of telephone communications services in the United States, was registered by the USPTO on April 12, 2005.

The Mark, “XFONE” related to the provision of telephone communications services and multiple user dial-up and dedicated access to the Internet in the United States, was registered by the USPTO on July 15, 2008.

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

On February 14, 2008, NTSI and NTSC received domestic and international Section 214 authorization from the United States Federal Communications Commission to transfer control of NTSC to NTSI.

NTSC has certain domestic and international Section 214 authority, which authorizes NTSC to provide long distance service in the United States.

NTSC is a registered re-seller of long-distance services in the states of Arizona, Colorado, Kansas, New Mexico, Oklahoma and Texas.  NTSC is also registered to provide local services in Louisiana, New Mexico and Texas.  Further, in Texas, NTSC has the authority to provide local telecommunications services throughout the state of Texas, and has authorization to provide video services in designated areas within Lubbock, , Anton, Brownfield, Burkburnett, Colorado City, Hale Center, Idalou, Levelland, Littlefield, Meadow, Morton, New Deal, O’Donnell, Olton, Ropesville, Shallowater, Slaton, Smyer, Tahoka, Whitharral, Wichita Falls, Wilson, and Wolfforth. In addition, NTSC has entered into 9-1-1 Emergency Service Agreements with the applicable 9-1-1 entities in the markets it serves.

NTSC also has authority to provide video services in certain communities in the following Parishes in the state of Louisiana: Livingston, St. Helena, St. Tammany, Tangipahoa, and Washington.

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

Effect of Probable Governmental Regulations

As an ETC (Eligible Telecommunications Carrier), there are numerous actions proposed at both the state and federal level including the FCC’s recent Order Reforming USF and Intercarrier Compensation, which could limit NTSC and Xfone USA’s future access to reimbursement from various Universal Service Funds (“USF”).  NTSC currently only receives minimal reimbursement from USF for its provision of Lifeline and LinkUp services while Xfone USA received significant support for services provided in high cost areas of Mississippi.  These measures could limit NTSC and Xfone USA’s ability to obtain reimbursement for services provided in high cost areas. The Order does attempt to eliminate the artificial distinctions between VoIP and other types of traffic and may open the door to new markets for our wholesale switched services.  At this time, in our opinion, it does not appear that the Order will have a material impact on NTSC or Xfone USA’s operations. We are still reviewing the Order and awaiting final rules from the FCC and state regulators.  We anticipate that parts of the Order will be challenged in court and could be overturned.  Therefore, the final impact of the Order is not clear and we will continue to monitor developments carefully. In areas where it has not deployed its own last mile facilities, NTSC and Xfone USA continue to rely on AT&T for access to high cap interoffice and last mile copper loop facilities.  AT&T’s obligation to provide these facilities is created by the Federal Telecommunications Act of 1996 and corresponding regulations of the FCC and memorialized in interconnection agreements between NTSC and Xfone USA and Incumbent Local Exchange Carriers.  Should laws or regulations be changed to limit and or eliminate competitive access to these essential facilities, our business could be adversely affected.

Employees

We currently have 308 employees in the United States and 2 employees in Israel.

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

Principal Executive Offices

Our principal executive offices are located at 5307 W. Loop 289, Lubbock, Texas 79414, USA.

Material Properties in the U.S

Real Property Owned by NTSC and subsidiaries

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

We own a 3,000 sq. ft. single story building at 510 West 7th, Littlefield, Texas, 79339. The building houses our operations in Littlefield.

We own a 3,087 sq. ft. building at 312 E. 3rd, Burkburnett, Texas 76354. The building houses our operations in Burkburnett.

We own a 416 sq. ft. building at 770 W. 1-20 North 208, Colorado City, Texas 79512. The building houses NTSC’s equipment in Colorado City.

We own a 1,463 sq. ft. building at 704 W. Highway St, Iowa Park, Texas 76367. The building houses PRIDE Network’s operations in Iowa Park.

We own a 3,750 sq. ft. building at 321 W. Broadway, Brownfield, Texas 79316. The building houses PRIDE Network’s operations in Brownfield.

We also own properties in a number of communities that house offices and cable head end equipment for our traditional cable television network in a number of communities: Abernathy, Brownfield, Hale Center, Idalou, O’Donnell and Tahoka, Texas.

Real Property Leased through NTSC and subsidiaries

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

•	POP located at 201 Robert S. Kerr, Suite 1070, Oklahoma City, OK, measuring 1,092 sq. ft. with annual rent of $18,564.00. The lease expires on April 30, 2014.
•	Equipment room located at 8212 Ithaca, Room W-12, Lubbock, TX, of approximately 16 sq. ft. of wall space with annual rent of $480. The lease is on a month-to-month term.
•
Local sales and technician offices located at 4214 Kell, Suite 104 Wichita Falls, TX, measuring 2,400 sq. ft. with annual rent of $39,600. The lease expires in August 2014 and has options to renew for one additional 36 month terms.

•
POP, switch site, and fiber node located at Petroleum Building, 203 W. 8th Street Suite 102, Amarillo, TX, measuring 4,276 sq. ft. with annual rent of $62,998.44.  The lease is expires on June 30, 2016, and has options to renew for two additional 5 year terms.

•
POP, switch site, and fiber node located at 710 Lamar Street, Suite 10-25, Wichita Falls, TX, measuring approximately 890 sq. ft., 380 feet of conduit, antenna roof space, plus 200 sq. ft. to house a gas generator at 714 Travis, 6th Floor, Wichita Falls. Annual rent for both spaces totals $17,033.40.  The lease expires April 30, 2015 and has one option for a five year renewal term.

•
POP and switch site located at 4316 Bryan, Dallas, TX, measuring 3,816 sq. ft. with annual base rent of $196,860. The lease expires on October 31, 2012 and has two options for renewal terms of three years.

•	POP and fiber node located at 415 Wall St., Midland, TX, measuring approximately 100 sq. ft. with annual rent of $10,800. The lease expires on October 31, 2016.
•
We also lease property that is used to house the equipment, offices, and facilities necessary for the operation of our traditional cable television network in the following communities: Abernathy, Anton, Brownfield, Colorado City, Hale Center, Idalou, Levelland, Opdyke, Littlefield, Lubbock, Meadow, New Deal, Olton, Ropesville, Shallowater, Slaton, Smyer, Tahoka, and Wolfforth, Texas.

Easements and Private Rights of Way through NTSC and subsidiaries

•	Perpetual Construction and Utility Easement from Benny Judah for facility hut at 10508 Topeka, Lubbock, Texas, 79424.

Israeli Office

Our Israeli office is located at 11 Rabbi Akiva Street, Modi'in Illit, Israel, measuring 516 sq. ft. The monthly rent (including municipal rate) is NIS 2,230 (approximately $583). The lease expires June 3, 2014.

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

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), our former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to us (collectively with Xfone 018, the “Defendants”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by customers to the Defendants’ respective technical support numbers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $14). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $1,962,836) which reflects the Petitioners’ estimation of damages caused to all customers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the instructions of the Israeli Court was supplemented on May 3, 2011 and amended on July 18, 2011 and on March 21, 2012 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services (the “Services”) who called its telephone service center from July 4, 2004 until February 21, 2010, due to a problem in the Services, and were charged for such calls (the “Compensation”). The Compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one-time special reward in the amount of NIS 10,000 (approximately $2,617) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $10,468) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court. An internal court deliberation with respect to the Class Action Request has been scheduled by the Israeli Court for May 26, 2012. It is expected that the Israeli Court will consider Xfone 018 and Mr. Sharvit's request to approve the Settlement Agreement before said date.

On May 14, 2010, we entered into an agreement (including any amendment and supplement thereto, the “Agreement”) with Marathon Telecom Ltd. for the sale of our majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, we are fully and exclusively liable for any and all amounts, payments or expenses which will be incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Agreement provides that we shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, we shall bear only the cost of such services). Section 10 of the Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with us and with mutual assistance. It is agreed between us and Xfone 018 that subject to and upon the approval of the Settlement Agreement by the Israeli Court, we shall bear and/or pay: (i) the costs of the Compensation; (ii) the Reward; (iii) the Attorneys Fee; and (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $19,628).

In the event the Settlement Agreement is not approved by the Israeli Court, Xfone 018 intends to vigorously defend the Class Action Request.

Danny Jay & Stephanie Tollison vs. NTS Communications, Inc.

On December 20, 2010, NTSC received a demand letter from Danny J. and Stephanie Tollison (the “Petitioners”) claiming $3 million in damages stemming from the search of Mr. Tollison’s home and his wife’s business by the FBI.  The Petitioners alleged that the search was effected because of incorrect information provided by NTSC to the FBI pursuant to a subpoena. The investigation was dropped when the FBI was unable to find what they were looking for and identified another suspect.

On July 19, 2011 the Petitioners filed suit in 350th District Court of Taylor County, Texas seeking $5 million in economic and non-economic damages and asserting breach of contract, negligence, gross negligence, defamation, libel, invasion of privacy, and intentional infliction of emotional distress claims. On NTSC’s request due to questions of federal law, the case had been moved to the United States District Court for the Northern District of Texas and was scheduled for trial on April 1, 2013. However, in February on reconsideration, the federal judge denied NTSC’s request and remanded the case to the District Court of Taylor County where it awaits scheduling. NTSC’s insurance carrier has agreed to defend the suit and has referred the matter to its counsel. NTSC anticipates that its insurance carrier will cover all costs and damages without any liability to NTSC.

ITEM 4.    Mine Safety Disclosures

 Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 2, 2012, our Common Stock began trading on the NYSE Amex and the Tel Aviv Stock Exchange (“TASE”) under its new ticker symbol “NTS” (former ticker symbol: “XFN”).

On March 28, 2012, the closing price of our Common Stock was $0.59 (NYSE Amex) / NIS 2.149 (TASE).

Below is the market information pertaining to the range of the high and low closing price of our Common Stock for each quarter in 2011 and 2010. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	Low	High
2011
Fourth Quarter	$0.30	$0.68
Third Quarter	$0.42	$1.27
Second Quarter	$0.99	$1.44
First Quarter	$1.20	$1.84
2010
Fourth Quarter	$1.08	$1.49
Third Quarter	$1.04	$1.30
Second Quarter	$0.99	$1.49
First Quarter	$0.60	$1.85

The source of the above information is http://www.nysenet.com.

Holders

On March 28, 2012, there were 248 holders of record of our Common Stock.

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

On March 23, 2010, we entered into a Securities Purchase Agreement (the “Burlingame Agreement”) with an existing shareholder, Burlingame Equity Investors, LP (“Burlingame”), pursuant to which Burlingame agreed to purchase from us and we agreed to sell and issue to Burlingame certain securities for an aggregate purchase price of $6,000,000. Among these securities, a Senior Promissory Note (as amended on May 2, 2011, the “Note”) in the aggregate principal amount of $3,500,000, maturing on March 22, 2013. According to the Burlingame Agreement and so long as the Note remains outstanding, we agreed that we shall not declare or pay any dividends or make any distributions to any holder(s) of our Common Stock without the approval of Burlingame.

On October 6, 2011, we entered into a term loan, guarantee and security agreement (the “ICON Agreement”) between the following: (1) ICON Agent, LLC, acting as agent for the Lenders, ICON Equipment and Corporation Infrastructure Fund Fourteen, L.P. and Hardwood Partners, LLC.; (2) we, as Guarantor; (3) Xfone USA, Inc., NTS Communications, Inc., Gulf Coast Utilities, Inc., eXpeTel Communications, Inc., NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers, Inc., and N.T.S. Management Company, LLC, acting as Borrowers and Guarantors; and (4) PRIDE Network, Inc., and NTS Telephone Company, LLC. The principal amount of the loan extended pursuant to the ICON Agreement was $7,500,000 bearing interest of 12.75% payable in 60 consecutive monthly installments with the first 12 monthly payments being payments of accrued interest only.  According to the ICON Agreement, until all obligations under the ICON Agreement are paid in full, we agreed that we shall not declare or pay any dividend or incur any liability to make any other payment or distribution of cash or other property or assets on or in respect of our stock (including common stock, options, warrants, membership interests, general or limited partnership interests, participation or other equivalents).

Securities Authorized For Issuance under Equity Compensation Plans

Equity Compensation Plan Information
as of December 31, 2011

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan
Compensation plans approved by security holders(1) (2) (3)	9,344,856	$1.63	5,019,739
Compensation plans not approved by security holders	-	-	-
Total	9,344,856	$1.63	5,019,739

(1) Represents the number of shares authorized for issuance under our 2004 Stock Option Plan (the “2004 Plan”) and 2007 Stock Incentive Plan (the “2007 Plan”).

(2) On November 24, 2004, our Board approved and adopted the principal items forming our 2004 Plan. On November 1, 2005, the 2004 Plan was approved by the Board and on March 13, 2006 by our shareholders, at a Special Meeting. Under the 2004 Plan, the Plan Administrator is authorized to grant options to acquire up to a total of 5,500,000 shares of our Common Stock underlying such options. The purpose of the 2004 Plan is to retain the services of valued key employees and consultants of the Company and such other persons as the Plan Administrator (as defined in the 2004 Plan) shall select, and to encourage such persons to acquire a greater proprietary interest in the Company, thereby strengthening their incentive to achieve the objectives of the shareholders of the Company, and to serve as an aid and inducement in the hiring of new employees and to provide an equity incentive to consultants and other persons selected by the Plan Administrator.

(3) On October 28, 2007, our Board adopted and approved the 2007 Plan which is designated for the benefit of employees, directors and consultants of the Company and its affiliates. On December 17, 2007, our shareholders approved this plan at the Annual Meeting of stockholders. The 2007 Plan authorizes the issuance of awards for up to a total of 8,000,000 shares of our Common Stock underlying such awards. The purpose of the 2007 Plan is to promote the best interests of the Company, and its shareholders by (i) assisting the Company and its affiliates in the recruitment and/or retention of persons with ability and initiative, (ii) providing an incentive to such persons to contribute to the growth and success of the Company’s businesses by affording such persons equity participation in the Company, and (iii) associating the interests of such persons with those of the Company and its affiliates and shareholders.

Recent Grants under our 2004 Plan and 2007 Plan

I. On February 15, 2010, we granted the following options to directors, officers and employees under and subject to our 2007 Plan:

Guy Nissenson, our Chairman of the Board, President and Chief Executive Officer was granted options to purchase 1,500,000 shares of our Common Stock, fully vested, exercisable at $1.10 per share and expiring five years from the date of grant.

Niv Krikov, our Treasurer, Chief Financial Officer and director was granted options to purchase 400,000 shares of our Common Stock, exercisable at $1.10 per share and expiring seven years from the grant date. 25% of the options vested 12 months from the date of grant. The remaining 75% of the options shall vest over four years in equal quarterly installments beginning 15 months from the date of grant. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest.

The grant of these options was recommended by our Compensation Committee and approved by our Board.

An aggregate of 1,372,500 options to purchase shares of our Common Stock were granted to other employees of the Company and its subsidiaries. Each such option is exercisable at $1.10 per share and expiring seven years from the date of grant. Of these options, 85,000 options were fully vested on the date of grant. 25% of the remaining 1,287,500 options vested 12 months from the date of grant. The remaining 75% of the options shall vest over four years in equal quarterly installments beginning 15 months from the date of grant. Additionally, 125,000 of the options will immediately and fully vest in the event of a change in control of the Company. On March 22, 2010, 69,500 of these options were exercised.

II. On September 20, 2010, we granted the following options to directors and employees under and subject to our 2007 Plan:

Each of Mr. Itzhak Almog, a former director, and Messrs Shemer S. Schwarz, Israel Singer and Arie Rosenfeld, members of our Board, was granted options to purchase 90,000 shares of our Common Stock, on the following terms: exercise price - $1.22, vesting - 10,000 options per month until all options are vested after nine months from date of grant, expiration date - five years from the date of grant.

The grant of these options was recommended by our Compensation Committee and approved by our Board.

An aggregate of 135,000 options to purchase shares of our Common Stock were granted to other employees of the Company and its subsidiaries. Each such option is exercisable at $1.22 per share and expiring seven years from the date of grant. 25% of the options vested 12 months from the date of grant. The remaining 75% of the options shall vest over four years in equal quarterly installments beginning 15 months from the date of grant.

III. On November 2, 2011, in connection with the consummation of our Rights Offering, we granted the following options to directors, officers and employees under and subject to our 2004 Plan and 2007 Plan:

Mr. Nissenson was granted, under and subject to our 2004 Plan, options to purchase 1,642,379 shares of our Common Stock, fully vested, exercisable at $1.10 per share and expiring five years from the date of grant.

Mr. Krikov was granted, under and subject to our 2007 Plan, options to purchase 391,212 shares of our Common Stock, exercisable at $1.10 per share and expiring seven years from the date of grant. 37.5% of the options vested on the date of grant. The remaining 62.5% of the options shall vest in equal installments over a period of ten quarters with the first quarterly installment vesting on November 14, 2011. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest.

Each of Messrs Almog, Schwarz, Singer and Rosenfeld was granted, under and subject to our 2007 Plan, options to purchase 76,581 shares of our Common Stock, fully vested, at an exercise price of $1.10 per share and with expiration date of November 2, 2018.

Mr. Almog was granted, under and subject to our 2004 Plan, options to purchase 348 shares of our Common Stock, fully vested, at an exercise price of $1.10 per share and with expiration date of November 2, 2018.

Mr. Singer was granted, under and subject to our 2004 Plan, options to purchase 1,122 shares of our Common Stock, fully vested, at an exercise price of $1.10 per share and with expiration date of November 2, 2018.

An aggregate of 1,274,277 options to purchase shares of our Common Stock were granted, under and subject to our 2007 Plan, to other employees of the Company and its subsidiaries. Each such option is exercisable at $1.10 per share and expiring seven years from the date of grant. Of these options, 565,011 options were fully vested on the date of grant. The remaining 709,266 of the options shall vest in quarterly installments until September 2014.

An aggregate of 113,113 options to purchase shares of our Common Stock were granted, under and subject to our 2004 Plan, to other employees of our subsidiaries. Each such option is exercisable at $1.10 per share and expiring seven years from the date of grant. All of these options were fully vested on the date of grant.

IV. On December 15, 2011, we granted the following options to Timothy M. Farrar, member of our Board, under and subject to our 2007 Plan:

Options to purchase 90,000 shares of our Common Stock on the following terms: exercise price - $1.22, vesting - 10,000 options per month, beginning on January 15, 2012 and until all options are vested after nine months from date of grant, expiration date - five years from the date of grant.

Options to purchase 76,581 shares of our Common Stock, fully vested, exercisable at $1.10 per share and expiring seven years from the date of grant.

Recent Sales of Unregistered Securities

None.

Issuances Subsequent to Fiscal 2011

None.

Private Placements Subsequent to Fiscal 2011

None.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in NTS, Inc.'s (referred to herein as the "Company", or "NTSI", "we", "our", "ours" and "us") revenues and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

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

OVERVIEW

NTSI was incorporated in the State of Nevada, U.S.A. in September 2000 under the name Xfone, Inc. We are a holding and managing company providing, through our subsidiaries, integrated communications services which include voice, video and data over our Fiber-To-The-Premise (FTTP) and other networks. We currently have operations in Texas, Mississippi and Louisiana. At the annual meeting of shareholder held on December 29, 2011, the Company’s shareholders approved to change the Company’s name to "NTS, Inc.". The change of the Company’s name became effective on February 1, 2012 and as of February 2, 2012 the Company's shares of Common Stock are traded on the NYSE Amex and the TASE under the new ticker symbol "NTS". The name change is a reflection of the Company's refined and enhanced business strategy which began with its acquisition of NTS Communications, Inc. (“NTSC”) in 2008 and its focus on the build out of its high-speed, fiber to the premise ("FTTP") network.

Our principal executive offices are located in Lubbock, Texas.

Purchase of assets and liabilities of CoBridge Telecom, LLC

On April 25, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which CoBridge agreed to sell NTSC all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of the Agreement. CoBridge provided cable television service in those communities via coaxial cable facilities and the Company acquired these assets to accelerate its penetration in these markets. As part of the transaction, NTSC also agreed to assume certain contracts of CoBridge which are necessary to continue operation of the assets that were acquired. The sale and purchase closed on July 1, 2011 but the purchase price was adjusted on November based on the number of CoBridge’s customers who failed to pay their accounts or cancelled service (offset by customers who convert to NTSC’s service in relevant markets). The Company is still in negotiations with CoBridge to agree on the final purchase price.

Purchase of assets and liabilities of Reach Broadband

On September 16, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with RB3, LLC, and Arklaoktex, LLC, each doing business as Reach Broadband (“Reach”), pursuant to which Reach agreed to sell NTSC all of Reach’s assets in and around the communities of Abernathy, Anton, Brownfield, Hale Center, Idalou, Levelland, Littlefield, Meadow, New Deal, O’Donnell, Olton, Reese, Ropesville, Shallowater, Smyer, Tahoka, and Wollforth Texas pursuant to the terms of the Agreement. Reach provided those communities with cable television service via coaxial cable facilities and Internet service via a wireless network and the Company acquired these assets to accelerate its penetration in these markets. The sale and purchase closed on December 1, 2011, but is subject to a purchase price adjustment based on the number of Reach’s customers who failed to pay their accounts or cancelled service (offset by customers who convert to NTSC’s service in relevant markets). The Company has not yet agreed on the final purchase price with Reach.

Divestitures

Subsequent to the year ended December 31, 2009, our Board made a strategic decision to concentrate on our operations in the US. As a result of this decision, we decided to divest our operations in the UK and Israel. The assets, liabilities and results of operations of the UK and Israel operations have been classified as discontinued operations for all periods presented.

Discontinued operations in the UK. On January 29, 2010, we entered into an agreement (the “Agreement”) with Abraham Keinan, a former significant shareholder and Chairman of the Board (“Keinan”), and AMIT K LTD, a company registered in England & Wales which at that time was wholly owned and controlled by Keinan (“Buyer”), for the sale of Swiftnet Limited (“Swiftnet”), Auracall Limited (“Auracall”), Equitalk.co.uk Limited (“Equitalk”) and Story Telecom, Inc. and its wholly owned U.K. subsidiary, Story Telecom Limited (collectively, “Story Telecom”) (collectively, the “UK Subsidiaries”), which we owned (the “Transaction”). Pursuant to the Agreement, the consideration paid by Buyer and/or Keinan to us would be comprised of the following components:

1.
A release of us from the repayment of the loan from Iddo Keinan, the son of Mr. Keinan and an employee of Swiftnet, dated December 10, 2009, pursuant to which Iddo Keinan extended to Swiftnet a loan of £860,044 ($1,344,073);

2.	A redemption of the credit facility which the Company had obtained from Bank Leumi (UK) Plc. for £150,000 ($234,420), thereby releasing us from our obligation to Bank Leumi (UK) Plc.;
3.
An annual earn-out payment over the following years beginning on the consummation of the Transaction. Earn-out payment will commence after the accumulative EBITDA of the UK Subsidiaries, over the years beginning on the consummation of the Transaction, has reached an aggregate amount equal to £1,010,044 ($1,557,440) and payable not later than March 31 of each successive year, calculated as follows: the product of (A) twenty percent (20%) and (B) the accumulative EBITDA of the UK Subsidiaries for the applicable year (the “Earn-Out Payments”). The aggregate Earn-Out Payments shall be equal to but shall not exceed $1,858,325 in the aggregate; and

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

The original gross purchase price to be paid by Marathon Telecom under the Agreement was $7,850,000. On the Closing Date, the parties agreed to reduce the gross purchase price to $7,802,000 and deposited with a trustee (the “Trustee”) an amount equal to 15% of the reduced gross purchase price (the “Deposit”), such Deposit is to act as collateral for the indemnification of Marathon Telecom pursuant to the provisions of Section 17 of the Agreement. As of the date of this Annual Report 75% of the Deposit was released and disbursed by the Trustee. The disbursement of the balance is pending on the results of a certain lawsuit which was filed against Xfone 018.

In connection with the consummation of the Transaction, Xfone 018 repaid all outstanding debts owed to its bank, to us and to Newcall, and we received 69% of the net proceeds from the sale. The gross proceeds to the Company were approximately $4,900,000. In connection with the Transaction, on September 13, 2010 we paid $118,985 as finder's fee to Mr. Ilan Shoshani, the owner of Newcall.

As a result of the agreement to sell Xfone 018, the assets and liabilities related to Xfone 018 have been classified as “held for sale” in our financial statements in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC 360 requires an asset group that is held for sale to be recorded at the lower of its carrying amount or fair value less costs to sell.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011

NTS Communications, Inc.

Our Texas based subsidiary, NTSC, is an integrated telecommunications service provider that owns and operates its own fiber optic and leased facilities-based, long haul and metropolitan telecommunications networks. NTSC provides business and residential customers with high quality broadband, managed data, video, local, and long distance services within its service areas. NTSC also provides long distance, data, and private line services to numerous communications carriers. NTSC is currently authorized to provide interexchange service in Arizona, Colorado, Kansas, Louisiana, New Mexico, Oklahoma, and Texas. NTSC is also authorized to provide local service only in Louisiana, New Mexico and Texas, and video service only in Louisiana and Texas. NTSC operates the largest “non-ILEC” telecommunications network in West Texas.

NTSC operates in a highly competitive environment which is generally characterized by the dominance of the Incumbent Local Exchange Carrier (ILEC). With respect to its primary Texas markets, the dominant ILEC is either AT&T (formerly Southwestern Bell Telephone Company) or Windstream Communications. NTSC also competes with the Incumbent Cable TV Provider (ICTVP) in markets where that carrier provides voice, data and/or video services. In its core Texas markets, the ICTVP is SuddenLink Communications, Time Warner Communications, or other smaller operators. Within these same core markets, NTSC also competes with a variety of widely dispersed smaller Competitive Local Exchange Carriers (CLEC). With respect to its data and long distance products, the company competes with various national and regional players including AT&T, Verizon, Suddenlink Qwest, Level 3 and others.

Levelland/Smyer, Texas

NTSC, through its wholly owned subsidiary, NTS Telephone Company, LLC, has extended its FTTP network to the nearby communities of Levelland (located approximately 30 miles west of Lubbock) and Smyer (approximately 15 miles west of Lubbock). These communities have added approximately 6,000 passings to the NTSC FTTP footprint and bring total FTTP passings to approximately 21,000. NTS Telephone Company has received approval from the Rural Utilities Service (“RUS”) for an $11.8 million, 17-year debt financing to complete this overbuild. The RUS loan is non-recourse to NTSC and all other NTSC subsidiaries and interest is charged at the average rate of U.S. government obligations (equivalent to approximately 3.67% a year at today’s rates).  NTSC’s initial capital investment in the project was a $2.5 million equity contribution. NTSC provisions voice, data, and video services for NTS Telephone Company and also provides billing, sales and marketing, back and front offices services to this subsidiary. NTSC receives a management fee from NTS Telephone Company equal to 15% of its revenues. NTSC began marketing its triple-play service to limited areas of Levelland in 2009 and construction was completed on April 8, 2010. NTSC will continue to work diligently to secure sales and complete installations in pursuit of its take rate goals. With its existing cash flows and continued growth, we expect that Levelland and Smyer will contribute additional revenues throughout 2012 and well into the future.

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

In September 2010, we were notified that another application of PRIDE Network for additional funding under the Broadband Initiative Program for the FTTP build out of its project in Louisiana had been approved. PRIDE Network was selected to receive approximately $36.2 million in additional RUS funding which will be split between a loan of approximately $18.46 million and a grant of approximately $17.74 million.

The funding is a significant milestone in our strategy to grow the FTTP business. The grants and loans will enable us to expand the rollout of our state-of-the-art FTTP infrastructure to bring broadband services to the Texas south plains, to the communities of Burkburnett and Iowa Park, Texas, and to St. Helena, Washington, and Tangipahoa Parishes in Southern Louisiana. Additionally, it is anticipated that these projects will help stimulate the economic growth of these communities by creating hundreds of new jobs associated with the network build out.

When completed, the PRIDE Network is expected to add approximately 30,000 FTTP passings to the NTSC network bringing company-wide FTTP passings to over 50,000.

With the commencement of construction of the PRIDE Network in northwestern Texas we anticipate that we will increase revenues from this project during 2012.

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

Like NTSC, Xfone USA also operates in highly competitive markets. In these markets Xfone USA competes against the dominate ILEC, AT&T (formerly BellSouth Telecommunications), as well as many smaller CLECs. With continued cross-selling to existing Xfone USA customers, augmented by the soon to be constructed PRIDE Louisiana FTTP network, our goal is to continue revenue growth and increase market share.

The overall trend for 2011 continued to show improving wire line margins in the business markets and maintaining margins in the residential (consumer) markets for facilities based providers.

Our markets continue to show strong interest in faster broadband and competition from facilities based providers continues to be the dominant theme. We compete favorably with the Regional Bell Carriers and incumbent cable providers using an approach that is flexible and customer focused. Broadband services are expected to continue to grow due to an ongoing need for faster broadband services by both business and residential customers.

Our business plan in 2012 also includes growth through potential bolt-on acquisitions, which make sense for several reasons: (i) faster results in achieving large top line revenue performance; (ii) significant synergies impact from consolidating corporate functions; and (iii) relatively easy integration of acquired companies because of our existing facilities and network architecture.

COMPARISON FINANCIAL INFORMATION YEARS ENDED DECEMBER 31, 2011 AND 2010 - PERCENTAGE OF REVENUES:

	Year Ended December 31,
	2011	2010
Revenues
Services on Fiber-To-The-Premise network	22.6%	17.1%
Leased local loop services and other	77.4%	82.9%
Total Revenues	100%	100%

Expenses:
Cost of services (excluding depreciation and amortization)	48.6%	49.3%
Selling, general and administrative	36.5%	39.5%
Depreciation and amortization	9.3%	7.6%
Financing expenses, net	5.9%	9.7%
Other expenses	1.2%	1.2%
Acquisition costs	0.3%	-
Total expenses	101.8%	107.3%

Loss from continued operations before taxes and non-controlling interest	(1.8)%	(7.3)%

Loss from continued operations	(1.8)%	(4.2)%

Net loss attributed to shareholders	(2.0)%	(7.8)%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Revenues. Revenues for the year ended December 31, 2011 decreased by 2.2% to $57,657,834 from $58,943,709 for the same period in 2010. Revenues from our Fiber-To-The-Premise ("FTTP") network in the year ended December 31, 2011 increased 29.0% to $13,022,548 from $10,092,894 in the same period in 2010. As percentage of total sales, FTTP revenues in the year ended December 31, 2011 increased to 22.6% from 17.1% for the same period in 2010. The growth of FTTP revenues is expected to continue due to the increase in our market share in Levelland, TX and the communities which are located in the area of the PRIDE Network projects.

Revenues from our leased local loop include revenues from Wholesale, other carriers and other non-FTTP customers. Revenues from leased local loop in the year ended December 31, 2011 decreased 8.6% to $44,635,286 from $48,850,815 for the same period in 2010. As percentage of total sales, leased local loop revenues in the year ended December 31, 2011 decreased to 77.4% from 82.9% for the same period in 2010. The decrease in our non-FTTP revenues mainly resulted from decrease in sale of peripheral telecommunication equipment, termination of wholesale traffic and attrition of residential customers. The decrease in the non-FTTP revenues was offset with revenues from assets that were purchased from CoBridge and Reach. The transactions with CoBridge and Reach were closed in July 1, 2011 and December 1, 2011, respectively, and revenues from these assets were recorded from the closing date as non-FTTP revenues. We expect that the decline in revenues from non-FTTP residential customer will continue in 2012 but will be offset by the increase in revenues in FTTP from business and residential customers.

Cost of Services (excluding depreciation and amortization). Cost of services consists primarily of facilities and traffic time purchased from other telephone companies and content for our video services. Cost of services for the year ended December 31, 2011 decreased 3.6% to $28,025,723 from $29,079,801 for the same period in 2010. Cost of services, as a percentage of revenues in the year ended December 31, 2011, decreased to 48.6% from 49.3% in the same period in 2010. The decrease in the cost of services, as a percentage of revenues, is the result of an increase in high-margin FTTP revenues and a decrease in low-margin revenues from non-FTTP residential customers and wholesale. We expect that the cost of services, as percentage of revenues, will decline as we increase the portion of revenues generated from our high-margin FTTP services.

Selling, General and Administrative Expenses. Selling expenses consist primarily of compensation costs for our sales, administrative and management employees. Selling, general and administrative expenses for the year ended December 31, 2011, decreased 9.6% to $21,040,426 from $23,282,049 for the same period in 2010. The decrease in the expenses resulted mainly from reduction in personnel and savings in the corporate expenses as a result of the divestiture of the UK and Israeli operations in addition to the decrease in payroll and sales commission. General and administrative expenses include stock options compensation which relates to stock options that were granted to our employees and directors and vest during the reported period. Total stock option compensation in selling, general and administrative expenses for the year ended December 31, 2011 decreased by $246,708 (or 38.1%) to $400,385 from $647,093 for the same period in 2010.

Depreciation and Amortization. Depreciation and amortization expenses increased by $897,102 (or 20.1%) to $ 5,350,973 from $4,453,871 for the same period in 2010. The increase in 2011 was due to the large investments in the development of the FTTP networks and the purchase of fixed and intangible assets from CoBridge and Reach.

Financing Expenses. Financing expenses, net, for the year ended December 31, 2011 decreased by approximately 40.8% to $3,380,320 from $5,708,491 for the same period in 2010. Financing expenses consist of interest payable on our financial obligations, the measurement of the Bonds which are stated in NIS and linked to the Israeli Consumer Price Index (the “CPI”). It also includes the effect of the currency exchange rate on intercompany balances with our former subsidiaries which report in NIS and GBP as their functional currencies, until the divestiture of these subsidiaries during the third quarter of 2010. The decrease in financing expenses is a result of a devaluation of 7.7% in the USD against the NIS and adjustment to the inflation of 2.6% during the year ended December 31, 2011 versus the devaluation of 6.1% in the USD against the NIS and adjustment to the inflation of 6.5% in the same period in 2010. Financial expenses also includes expenses related to warrants that were issued to Burlingame Equity Investors, LP ("Burlingame") on March 2010 and expenses of the difference between the allocated relative fair value and the principal amount of the loan from Burlingame from March 2010.

Other Expenses. Other expenses for the year ended December 31, 2011 decreased by approximately 8.9% to $664,790 from $730,093 for the same period in 2010. Other expenses consist of real estate taxes.

Acquisition Costs. Acquisition costs for the year ended December 31, 2011 of $205,047 was related to the acquisition of CoBridge.

Income taxes. We conduct our business in several states in the US. Therefore, our operating income is subject to varying rates of state tax in the US. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses. However, we expect that our income taxes will not materially vary in relation to the geographic distribution of our profits inside the US. Due to non-deductible compensation related to stock options and non-deductible amorization of intangible assets, our effective tax rate was 0.7% and 42.1% for the year ended December 31, 2011 and 2010, respectively. The increase in income tax expense relates to state income tax expense and permanent differences between tax and book.

BALANCE SHEET

Comparison of the balance sheet as of December 31, 2011 and December 31, 2010

Current Assets. Current assets amounted to $13,680,188 as of December 31, 2011, as compared with $8,199,647 as of December 31, 2010. The increase in the current assets is mainly attributable to the proceeds from the Rights Offering and the agreement with ICON.

Fixed Assets. Fixed assets net, amounted to $71,250,071 as of December 31, 2011, as compared with $58,544,792 as of December 31, 2010. The increase is mainly attributed to the purchase of telecommunication equipment for our expansion, mainly for the build-out of our fiber network in Levelland and the PRIDE Network projects.

Current Liabilities. As of December 31, 2011, current liabilities amounted to $17,276,881, as compared with $19,619,673 as of December 31, 2010. The decrease in current liabilities is mainly attributed to repayment of bank credit line.

Long-term liabilities. As of December 31, 2011, long-term liabilities amounted to $46,583,297, as compared with $31,518,843 as of December 31, 2010. The increase in long-term liabilities is mainly attributed to proceeds from United States Department of Agriculture in connection with the build-out of our fiber network in Levelland and northwestern Texas, proceeds from loan agreement with ICON Agent, LLC and the proceeds from long-term loan from a shareholder which are offset by the repayment of the annual principal on our bonds.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of December 31, 2011 amounted to $6,563,514, compared to $1,217,427 as of December 31, 2010, an increase of $5,346,087. Net cash provided by operating activities in the year ended December 31, 2011 was $2,413,203 a decrease of $891,519 compared to $3,304,722 which were provided by operating activities in the year ended December 31, 2010. The decrease in cash flow from operating activities is mostly related to the following changes in the working capital: (1) a decrease in accounts receivable of $106,954 in the year ended December 31, 2011 compared to an increase of $1,360,352 in the same period of 2010; (2) increase in prepaid expenses and other receivables of $766,092 in the year ended December 31, 2011 compared to a decrease of $171,638 in the same period of 2010; (3) an increase in the provision for bad debt of $492,833 in the year ended December 31, 2011 compared to an increase of $194,839 in the same period of 2010; (4) an increase in long term receivables of $152,179 in the year ended December 31, 2011 compared to a decrease of $12,162 in the same period of 2010; and (5) a decrease in other liabilities and accrued expenses of $495,459 in the year ended December 31, 2011 compared to an increase of $719,722 in the same period of 2010. Cash used for investing activities in the year ended December 31, 2011 was $16,070,143 compared to $6,578,422 in the same period of 2010. Of that amount, $13,822,336 is attributable to the build out of our FTTP projects in Levelland, TX and the PRIDE Network projects and $2,472,375 to the purchase of other equipment. Net cash provided by financing activities for the year ended December 31, 2011 was $19,003,027 and is primarily attributable to proceeds from long-term loans from the United States Department of Agriculture, proceeds from the Rights Offering and the Loan Agreement with ICON which are offset by repayment loan from a bank.

Capital lease obligations: We are the lessee of switching and other telecom equipment under capital leases expiring on various dates through 2014.

As of December 31, 2011, we reported a working capital deficit of $3,596,693 compared to a deficit of $11,420,026 on December 31, 2010. In order to decrease the deficit in our working capital, we raised approximately $13.4 million in Rights Offering and long-term loan. We believe that increase in revenues from our Fiber-To-The-Premise network will increase in profitability which will lead to additional improvement in the working capital deficit.

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of December 31, 2011.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic Note Payable	$8,752,474	$707,382	$2,888,842	$5,156,250	$-
Other notes payable	3,262,546	-	3,262,546	-	-
Notes Payable from the United States Department of Agriculture	22,438,952	1,058,907	2,117,813	2,117,812	17,144,420
Bonds	14,626,119	3,723,127	7,268,661	3,634,331	-
Capital leases	871,009	475,162	395,847	-	-
Operating leases	3,231,598	1,904,351	1,143,101	184,146	-

Total contractual cash obligations	$53,182,698	$7,868,929	$17,076,810	$11,092,539	$17,144,420

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

NTS, Inc.

The Series A Bonds

On December 13, 2007 (the “Date of Issuance”), we issued non-convertible bonds to Israeli institutional investors, for total gross proceeds of NIS 100,382,100 (approximately $25,562,032, based on the exchange rate as of December 13, 2007) (the “Series A Bonds”). The Series A Bonds were issued for an amount equal to their par value.

The Series A Bonds accrue annual interest that is paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive). The principal of the Series A Bonds is repaid in eight equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Series A Bonds are linked to the Israeli Consumer Price Index (CPI).

On November 4, 2008, we filed a public prospectus (the “Prospectus”) with the Israel Securities Authority (the “ISA”) and the TASE for listing of the Series A Bonds for trading on the TASE. On November 11, 2008 (the “Date of Listing”), the Series A Bonds commenced trading on the TASE. From the Date of Issuance until the Date of Listing, the Series A Bonds accrued annual interest at a rate of 9%. As of the Date of Listing, the interest rate for the unpaid balance of the Series A Bonds was reduced by 1% to an annual interest rate of 8%.

The Series A Bonds may only be traded in Israel. The Series A Bonds are currently rated Baa3 with a negative outlook by Midroog Limited, an Israeli rating company which is a subsidiary of Moody’s Investor Services.

On March 25, 2008, we issued the holders of the Series A Bonds, for no additional consideration, 956,020 (non-tradable) warrants, each exercisable at an exercise price of $2.04 (as adjusted in November 2011) with a term of 4 years, commencing on September 2, 2008.

Securities Purchase Agreement

On March 23, 2010, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame Equity Investors, LP (“Burlingame”), for the issuance of the following securities for an aggregate purchase price of $6,000,000:

(1)
A senior promissory note in the aggregate principal amount of $3,500,000, maturing on March 22, 2013. Interest accrues at an annual rate of 10% and is payable quarterly. The note is not secured and has equal liquidation rights with our Series A Bonds issued in Israel on December 13, 2007. On May 2, 2011, the maturity date of the senior promissory note was extended to March 22, 2013.The note is included in our long-term Notes Payables.

(2)	2,173,913 shares of our Common Stock at a price of $1.15 per share for a total purchase price of $2,500,000.
(3)	A warrant to purchase 950,000 shares of our Common Stock, which shall be exercisable at a price of $1.1 per share and shall expire on November 2, 2017 (as adjusted in November 2011). The number of shares issuable upon exercise of the Warrant, and/or the applicable exercise price, may be proportionately adjusted in the event of a stock dividend, distribution, subdivision, combination, merger, consolidation, sale of assets, spin-off or similar transactions.

We allocated the total aggregate purchase price of $6,000,000 to the three components above based on their relative fair value. After such allocation, the senior promissory note was recorded at $2,556,240; the shares were recorded at $2,918,920; and the warrants at $524,840. The total fair value of the warrants is $765,181 using the Black-Scholes pricing model which was allocated between equity and debt according to the allocation of fair value of each component. The assumptions used in the valuation model are: volatility of 48.4%; risk-free interest 2.44%; dividend yield 0%; and expected life of 5 years.

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

Rights Offering

On July 6, 2011 our Board has approved a rights offering (the "Rights Offering") in which our stockholders received non-transferable and non-tradable rights to purchase one additional share of our Common Stock, par value $0.001 for each share owned as of the record date, for a subscription price of $0.30 per share (each, a "Right"). Our stockholders who exercised their Rights in full were also eligible to exercise an oversubscription privilege to purchase, on a pro rata basis, a portion of the unsubscribed shares, at the same price of $0.30 per share, subject to certain limitations. The record date for the Rights Offering was September 22, 2011 and the Rights Offering expired on October 26, 2011.

On November 2, 2011, we completed the Rights Offering and raised $6,020,132 from our shareholders for 20,067,108 shares of our Common Stock. Taking into account the oversubscription rights, there was a demand for 95% of the offered shares.

Because the Rights Offering was at a price per share which is lower than the market price at the time of announcement, we have authorized a reduction of the exercise price of our outstanding warrants by an average of 41.4% and approved the issuance of additional 3,728,775 options to our directors and employees at an exercise price of $1.10 per share. The adjustment of the exercise price of the warrants and the issuance of additional options was done to maintain the same value of the warrants and options prior to the announcement of the Rights Offering based on the Black-Scholes model.

Loan agreement with ICON Agent, LLC

On October 6, 2011, we entered into a term loan, guarantee and security agreement (the “Agreement”) between the following: (1) ICON Agent, LLC, acting as agent for the Lenders, ICON Equipment and Corporation Infrastructure Fund Fourteen, L.P and Hardwood Partners, LLC.; (2) the Company, as Guarantor; (3) Xfone USA, Inc., NTS Communications, Inc., Gulf Coast Utilities, Inc., eXpeTel Communications, Inc., NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers, Inc., and N.T.S. Management Company, LLC, acting as Borrowers and Guarantors; and (4) PRIDE Network, Inc., and NTS Telephone Company, LLC (together with the Borrowers and Guarantors acting as Credit Parties).

The principal amount of the loan is $7,500,000 (the “Loan”) bearing interest of 12.75% payable in 60 consecutive monthly installments with the first 12 monthly payments being payments of accrued interest only. The Loan is secured by a lien against all of each Borrower's and Guarantor's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title, or interest; such as all accounts, all deposit accounts, all other bank accounts and all funds on deposit therein; all money, cash and cash equivalents, all investment property, all stock (other than the publicly traded shares of Stock issued by NTSI), all goods (including inventory, equipment and fixtures), all chattel paper, documents and instruments, all Books and Records, all general intangibles (including all Intellectual Property, contract rights, choses in action, payment intangibles and software), all letter-of-credit rights, all commercial tort claims, all FCC Licenses, all supporting obligations provided, however, that none of the assets of PRIDE Network, Inc. and NTS Telephone Company, LLC are being used as collateral for the Loan and are specifically excluded. The funding of the loan was made on October 27, 2011.

The Agreement requires us to maintain a Fixed Charge Coverage Ratio not less than 1.15 to 1.00 for the trailing four Fiscal Quarter period most recently ended if at any time cash is less than $3,000,000 as of the last day of any Fiscal Quarter (or $3,500,000 as of the last day of the Fiscal Quarter ending December 31, 2011) and Senior Leverage Ratio not to exceed 1.50 to 1.00 as of the end of each Fiscal Quarter.

Amendments to Articles of Incorporation

On December 29, 2011, our shareholders approved an amendment (the “Amendment”) to our Articles of Incorporation (the “Articles”) to change our name to “NTS, Inc.” and to increase our authorized capital to 150,000,000 shares of Common Stock $0.001 par value per share. The Amendment became effective on February 1, 2012. We filed a Certificate of Amendment to the Articles with the Nevada Secretary of State on January 25, 2012.

Other Events

Our Board adopted a buy-back plan (the “Plan”), effective as of February 13, 2012, according to which we may, from time to time, repurchase our Series A Bonds which are traded on the TASE.

Under the Plan we are authorized to repurchase Series A Bonds for up to a total amount of NIS 5 million (approximately USD 1.35 million) in transactions on the TASE or outside the TASE, until December 31, 2012. Any repurchases of the Series A Bonds will be financed from our internal sources, as available from time to time. The Board has authorized our management (“Management”) to manage the performance of repurchases according to the Plan, including the conduct of negotiations, at such times, scopes, prices and other terms as Management deems fit. The timing, amounts and terms of any Series A Bonds repurchased by us will be determined, at the discretion of Management, based on market conditions and opportunities, economic advisability and other customary criteria and factors.

Repurchases of the Series A Bonds may be carried out by us and/or our subsidiaries, either directly and/or through a third party. Series A Bonds repurchased by us will be canceled and removed from trading on the TASE and will not be permitted to be reissued.

The Board's resolution is not a commitment to repurchase any Series A Bonds under the Plan. The Plan may be suspended or discontinued by us at any time. As of the date of this filing we have not repurchased any Series A Bonds.

US subsidiaries

NTS Telephone Company, LLC, a wholly owned subsidiary of NTSC has received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the initial advance date until full repayment after 17 years. The loan bears interest at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. Advances are provided as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The note is non-recourse to NTSC and all other NTSC subsidiaries and is secured by NTS Telephone’s assets which were $13.3 million at December 31, 2011. As of December 31, 2011, the annual average weighted interest rate on the outstanding advances was 3.54%. The total aggregate amount of these loans as of December 31, 2011 is $10,312,900.

PRIDE Network, Inc., a wholly owned subsidiary of NTSC has received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total $99.9 million funding in form of $45.9 million in grants and $54 million in 19 to 20-year loans. The loans bear interest at the U.S. Treasury rate for comparable loans with comparable maturities. The funding will allow us to develop our FTTP infrastructure, known as the PRIDE Network projects, in northwestern Texas and further expand it to communities in southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The total aggregate amount of these loans and grants as of December 31, 2011 is $12,126,052 and $8,799,477, respectively. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by PRIDE Network's assets which were $14.7 million at December 31, 2011. As of December 31, 2011, the annual average weighted interest rate on the outstanding advances was 3.80%.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

Following the divestiture of our UK and Israeli operations, all of our assets, liabilities (except the Series A Bonds), revenues and expenditures are in USD.

Notwithstanding having our Series A Bonds stated in NIS and linked to the Israeli Consumer Price Index, during the year ended December 31, 2011, our outstanding liability was decreased by approximately $929,139 as a result of the revaluation of the NIS in relation with the USD. We may use foreign currency exchange contracts and other derivatives instruments to be the appropriate tool for managing such exposure.

New Accounting Pronouncements

See “New Accounting Pronouncements” set forth in Note 2 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K, for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

Critical Accounting Policies and Estimates

The significant accounting policies of the Company are described in Note 2 to the consolidated financial statements and have been reviewed with the Audit Committee of our Board. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
NTS, Inc.

We have audited the accompanying consolidated balance sheets of NTS, Inc. (f/k/a Xfone, Inc.) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTS, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP
Baker Tilly Virchow Krause, LLP
Minneapolis, Minnesota
March 30, 2012

NTS, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

CURRENT ASSETS:
Cash	$6,563,514	$1,217,427
Accounts receivable, net	3,762,250	4,362,037
Prepaid expenses and other receivables	2,577,357	1,811,265
Deferred taxes	583,990	627,044
Inventory	193,077	181,874

Total current assets	13,680,188	8,199,647

BONDS ISSUANCE COSTS, NET	1,143,227	1,432,607

OTHER LONG-TERM ASSETS	2,769,232	3,147,373

RESTRICTED CASH	769,331	1,112,912

FIXED ASSETS, NET	71,250,071	58,544,792

INTANGIBLE ASSETS, NET	1,915,555	1,206,871

Total assets	$91,527,604	$73,644,202

The accompanying notes are an integral part of these consolidated financial statements

NTS, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,
	2011	2010

CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$1,766,289	$3,514,015
Trade payables	6,690,440	6,465,065
Other liabilities and accrued expenses	4,621,863	5,117,322
Current maturities of obligations under capital leases	475,162	590,257
Current maturities of bonds	3,723,127	3,933,014

Total current liabilities	17,276,881	19,619,673

DEFERRED TAXES, NET	2,524,071	2,791,430

NOTES PAYABLE TO THE UNITED STATES DEPARTMENT OF AGRICULTURE, NET OF CURRENT MATURITIES	21,380,045	9,492,448

NOTES PAYABLE, NET OF CURRENT MATURITIES	11,307,638	3,196,357

BONDS PAYABLES, NET OF CURRENT MATURITIES	10,902,992	15,289,906

OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT MATURITIES	395,847	620,142

OTHER LONG-TERM LIABILITIES	72,704	128,560

Total liabilities	63,860,178	51,138,516

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value per share: 75,000,000 shares authorized at December 31, 2011 and 2010; 41,186,596 and 21,119,488 issued and outstanding at December 31, 2011 and 2010, respectively (see also Note 20)	41,187	21,119
Additional paid-in capital	54,386,459	48,077,378
Foreign currency translation adjustment	(1,805,791)	(1,805,791)
Retained earnings (deficit)	(24,954,429)	(23,787,020)

Total Equity	27,667,426	22,505,686

Total liabilities and shareholders' equity	$91,527,604	$73,644,202

The accompanying notes are an integral part of these consolidated financial statements

NTS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2011	2010
Revenues
Services on Fiber-To-The-Premise network	$13,022,548	$10,092,894
Leased local loop services and other	44,635,286	48,850,815

Total Revenues	57,657,834	58,943,709

Expenses
Cost of services (excluding depreciation and amortization shown below)	28,025,723	29,079,801
Selling, general and administrative	21,040,426	23,282,049
Depreciation and amortization	5,350,973	4,453,871
Financing expenses, net	3,380,320	5,708,491
Other expenses	664,790	730,093
Acquisition costs	205,047	-

Total Expenses	58,667,279	63,254,305

Loss from continued operations before taxes and non-controlling interest	(1,009,445)	(4,310,596)

Income tax benefit (expense)	(6,399)	1,814,667

Net loss from continued operations	(1,015,844)	(2,495,929)

Loss from discontinued operations in the United Kingdom and Israel, before taxes	(151,565)	(908,740)

Capital loss from the disposal of the discontinued operations in the United kingdom and Israel, net of capital gain tax	-	(878,773)

Income tax expense on discontinued operations in the United Kingdom and Israel	-	(189,295)

Net loss	(1,167,409)	(4,472,737)

Less: Net loss attributed to non-controlling interest (related to discontinued operations)	-	(136,786)

Net loss attributed to shareholders	$(1,167,409)	$(4,609,523)

Basic and diluted loss per share:
Loss from continued operations	$(0.04)	$(0.12)
Loss from discontinued operations	(0.01)	(0.10)
Basic and diluted loss per share	$(0.05)	$(0.22)

Basic and diluted weighted average number of shares outstanding:	24,363,212	20,503,350

The accompanying notes are an integral part of these consolidated financial statements

NTS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS For the years ended December 31, 2011 and 2010

	Number of Ordinary Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Non – Controlling Interest	Total Equity
Balance at January 1, 2010	18,376,075	$18,376	$43,362,217	$(2,756,068)	$(19,177,497)	$235,665	$21,682,693
Equity-based compensation expenses resulting from ASC 718-10-35	-	-	693,391	-	-	-	693,391
Stocks issued during the period, net of Issuance expenses	2,673,913	2,674	3,946,086	-	-	-	3,948,760
Exercise of options	69,500	69	75,684	-	-	-	75,753
Disposal of discontinued operations	-	-	-	1,005,451	-	(372,451)	633,000
Currency translation	-	-	-	(55,174)	-	-	(55,174)
Net income (loss)	-	-	-	-	(4,609,523)	136,786	(4,472,737)
Total comprehensive loss							(4,527,911)

Balance at December 31, 2010	21,119,488	$21,119	$48,077,378	$(1,805,791)	$(23,787,020)	$-	$22,505,686

Balance at January 1, 2011	21,119,488	$21,119	$48,077,378	$(1,805,791)	$(23,787,020)	$-	$22,505,686
Equity-based compensation expenses resulting from ASC 718-10-35	-	-	446,595	-	-	-	446,595
Stocks issued during the period, net of Issuance expenses for Rights Offerings	20,067,108	20,068	5,862,486				5,882,554
Net income (loss)	-	-	-	-	(1,167,409)		(1,167,409)
Total comprehensive loss							(1,167,409)

Balance at December 31, 2011	41,186,596	$41,187	$54,386,459	$(1,805,791)	$(24,954,429)	$-	$27,667,426

The accompanying notes are an integral part of these consolidated financial statements

NTS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2011	2010
Cash flow from operating activities:
Net loss	$(1,167,409)	$(4,472,737)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,350,973	4,926,762
Compensation in connection with the issuance of warrants and options issued for professional services	446,595	693,391
Increase (decrease) in bad debt provision	492,833	194,839
Impairment of goodwill	-	800,000
Accrued interest and exchange rate on bonds	(871,112)	1,503,311
Expense of discounted debt from related party and related warrants	581,166	624,775
Capital loss from disposal of discontinued operations	-	878,773
Loss (gain) on the disposal of fixed assets	(147,249)	41,158
Decrease (increase) in bonds issuance cost, net	289,380	293,098
Decrease (increase) in account receivables	106,954	(1,360,352)
Decrease (increase) in inventories	(11,203)	17,518
Decrease (increase) in long-term receivables	(152,179)	12,162
Decrease (increase) in prepaid expenses and other receivables	(766,092)	171,638
Increase (decrease) in other long-term liabilities	(55,856)	742,235
Increase (decrease) in trade payables	(963,834)	(392,245)
Increase(decrease) in other liabilities and accrued expenses	(495,459)	719,722
Deferred tax provision	(224,305)	(2,089,326)

Net cash provided by operating activities	2,413,203	3,304,722

Cash flow from investing activities:
Proceeds from disposal of discontinued operations, net	-	2,524,217
Purchase of equipment	(2,472,375)	(2,378,168)
Purchase of equipment for the projects under the United States Department of Agriculture, net of grants received	(13,822,336)	(6,724,471)
Proceeds from disposal of fixed assets	224,568	-

Net cash used in investing activities	(16,070,143)	(6,578,422)

The accompanying notes are an integral part of these consolidated financial statements

NTS, Inc. and Subsidiaries

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2011	2010

Cash flow from financing activities:
Repayment of short-term loans from banks and others	(3,344,551)	(557,939)
Repayment of capital lease obligation	(654,092)	(603,896)
Increase (decrease) in short-term bank credit, net and others	459,637	(4,024,895)
Proceeds from long-term loans from banks	-	406,835
Proceeds from long-term loans from the United States Department of Agriculture	13,215,853	4,774,239
Repayment of principal on bonds	(3,710,347)	(3,428,350)
Repayment of long term loans from United States Department of Agriculture	(689,608)	(405,489)
Proceeds from exercise of options	-	75,753
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	5,882,554	3,948,760
Decrease (increase) in restricted cash	343,581	(179,253)
Proceeds from long-term loans	7,500,000	2,578,618

Net cash provided by financing activities	19,003,027	2,584,383

Effect of exchange rate changes on cash and cash equivalents	-	21,010
Net increase (decrease) in cash and cash equivalents	5,346,087	(668,307)

Cash and cash equivalents at the beginning of the year	1,217,427	1,885,734
Cash and cash equivalents at the end of year	$6,563,514	$1,217,427

Supplemental disclosure of cash flows activities:

Cash paid for:

Interest (*)	$2,922,727	$2,539,625

Taxes (**)	$151,094	$407,180

Purchase of fixed assets by capital lease arrangements	$314,702	$1,210,399

Purchase of fixed assets included in accounts payable	$1,189,209	$271,228

Acquired businesses during the year:
Fair value of assets acquired	$1,553,275	$-
Cash paid	509,642	-
Liabilities assumed	$1,043,633	$-

(*) Cash paid for interest as of December 31, 2010 includes $67,815 related to discontinued operations.

(**) Cash paid for taxes as of December 31, 2010 includes $250,929 related to discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

Note 1 - Organization and Nature of Business

A.
NTSI was incorporated in the State of Nevada, U.S.A. in September 2000 under the name Xfone, Inc. The Company is a holding and managing company providing, through its subsidiaries, integrated communications services which include voice, video and data over its Fiber-To-The-Premise (“FTTP”) and other networks. The Company currently has operations in Texas, Mississippi and Louisiana. At the annual meeting of shareholders held on December 29, 2011, the Company’s shareholders approved to change the Company’s name to "NTS, Inc.". The change of the Company’s name was effective as of February 1, 2012 and as of February 2, 2012 the Company's common shares began trading on the NYSE Amex and the Tel Aviv Stock Exchange under a new ticker symbol "NTS". The name change is a reflection of the Company's refined and enhanced business strategy which began with its acquisition of NTS Communications in 2008 and its focus on the build out of its high-speed, fiber to the premise ("FTTP") network.

NTSI’s holdings in subsidiaries as of December 31, 2011 were as follows:
●
NTSC and its seven wholly owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers Inc., NTS Telephone Company, LLC, NTS Management Company, LLC and PRIDE Network, Inc.

●	Xfone USA, Inc. and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. (collectively, "Xfone USA").

B.	Purchase assets and liabilities of CoBridge Telecom, LLC.

On April 25, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which CoBridge agreed to sell NTSC all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of the Agreement. CoBridge provided cable television service in those communities via coaxial cable facilities and the transaction will allow the Company to quickly expand in those markets while reducing sales and marketing costs to obtain new customers. As part of the transaction, NTSC also agreed to assume certain contracts of CoBridge which are necessary to continue operation of the assets that were acquired. The sale and purchase closed on July 1, 2011 but the purchase price was adjusted on November 2011 based on the number of CoBridge’s customers who failed to pay their accounts or canceled service (offset by customers who convert to NTSC’s service in relevant markets). The Company is still in negotiations with CoBridge to agree on the final purchase price.

The Company acquired these assets to accelerate its penetration in these markets. The remaining required disclosures are considered immaterial.

The following table summarizes the fair values of the assets acquired:

Fixed assets	$108,079
Customer relationship	766,491

Net assets acquired	$874,570

Purchase price:
Cash paid	306,030
Note payable	568,540
Total	$874,570

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010
C.	Purchase assets and liabilities of Reach Broadband

On September 16, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with RB3, LLC, and Arklaoktex, LLC, each doing business as Reach Broadband (“Reach”), pursuant to which Reach agreed to sell NTSC all of Reach’s assets in and around the communities of Abernathy, Anton, Brownfield, Hale Center, Idalou, Levelland, Littlefield, Meadow, New Deal, O’Donnell, Olton, Reese, Ropesville, Shallowater, Smyer, Tahoka, and Wollforth Texas pursuant to the terms of the Agreement. Reach provided those communities with cable television service via coaxial cable facilities and Internet service via a wireless network. The sale and purchase closed on December 1, 2011, but is subject to a purchase price adjustment based on the number of Reach’s customers who failed to pay their accounts or canceled service (offset by customers who convert to NTSC’s service in relevant markets). The Company has not yet agreed on the final purchase price with Reach.

The Company acquired these assets to accelerate its penetration in these markets. The remaining required disclosures are considered immaterial.

The following table summarizes the fair values of the assets acquired:

Fixed assets	$112,521
Customer relationship	566,184

Net assets acquired	$678,705

Purchase price:
Cash paid	203,612
Note payable	475,093
Total	$678,705

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

D.	Disposition of UK Subsidiaries (Swiftnet, Auracall, Equitalk.co.uk and Story Telecom)
On January 29, 2010, the Company entered into an agreement (the “Agreement”) with Abraham Keinan, a former significant shareholder and Chairman of the Board of the Company (“Keinan”), and AMIT K LTD, a company registered in England & Wales which at that time was wholly owned and controlled by Keinan (“Buyer”), for the sale of Swiftnet Limited ("Swiftnet"), Auracall Limited ("Auracall"), Equitalk.co.uk Limited ("Equitalk") and Story Telecom, Inc. and its wholly owned U.K. subsidiary, Story Telecom Limited (collectively, "Story Telecom") (collectively, the “UK Subsidiaries”), which the Company owned (the “Transaction”). Pursuant to the Agreement, the consideration paid by Buyer and/or Keinan to NTSI would be comprised of the following components:

1.
A release of the Company from the repayment of the loan from Iddo Keinan, the son of Mr. Keinan and an employee of Swiftnet dated December 10, 2009, pursuant to which Iddo Keinan extended to Swiftnet a loan of £860,044 ($1,344,073);

2.	A redemption of the credit facility which the Company had obtained from Bank Leumi (UK) Plc. for £150,000 ($234,420), thereby releasing the Company from its obligation to Bank Leumi (UK) Plc.;
3.
An annual earn-out payment over the following years beginning on the consummation of the Transaction. Earn-out payment will commence after the accumulative EBITDA of the UK Subsidiaries, over the years beginning on the consummation of the Transaction, has reached an aggregate amount equal to £1,010,044 ($1,557,440) and payable not later than March 31 of each successive year, calculated as follows: the product of (A) twenty percent (20%) and (B) the accumulative EBITDA of the UK Subsidiaries for the applicable year (the “Earn-Out Payments”). The aggregate Earn-Out Payments shall be equal to but shall not exceed $1,858,325 in the aggregate; and

4.	Cancellation of intercompany balances between NTSI and the UK Subsidiaries amounting to $1,009,037.

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

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010
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

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

The results of the discontinued operations in the U.K. are as follows:

Year ended
December 31,
2010 (*)

Revenues	$7,125,187
Cost of revenues	2,629,875

Gross profit	4,495,312

Operating expenses:
Marketing and selling	2,661,304
General and administrative	2,492,330
Impairment of goodwill	800,000
Total operating expenses	5,953,634

Operating profit (loss)	(1,458,322)

Financing expenses, net	(76,297)

Income (loss) before taxes	(1,534,619)

Income tax benefit (expense)	(4,662)

Net income (loss) from discontinued operation in the United Kingdom	$(1,539,281)

(*) Includes the results of the UK Subsidiaries from January 1, 2010 until the closing date of the Transaction on July 29, 2010.

(**) Intercompany revenues, for services provided by the discontinued operations in the UK to the discontinued operation in Israel, of $843,522 for the period ended July 29, 2010, are attributed to the discontinued operations in the UK. The associated costs of these revenues are also attributed to the discontinued operations in the UK.

E.	Disposition of Israeli Subsidiary (Xfone 018)

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

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

The original gross purchase price to be paid by Marathon Telecom under the Agreement was $7,850,000. On the Closing Date, the parties agreed to reduce the gross purchase price to $7,802,000 and deposited with a trustee (the “Trustee”) an amount equal to 15% of the reduced gross purchase price (the “Deposit”), such Deposit is to act as collateral for the indemnification of Marathon Telecom pursuant to the provisions of Section 17 of the Agreement. As of the date of this Annual Report 75% of the Deposit was released and disbursed by the Trustee. The disbursement of the balance is pending on the results of a certain lawsuit which was filed against Xfone 018.

In connection with the consummation of the Transaction, Xfone 018 repaid all outstanding debts owed to its bank, to the Company and to Newcall, and we received 69% of the net proceeds from the sale. The gross proceeds to the Company were approximately $4,900,000. In connection with the Transaction, on September 13, 2010 the Company paid $118,985 as finder's fee to Mr. Ilan Shoshani, the owner of Newcall.

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

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

The results of the discontinued operations in Israel are as follows:

Year ended
December 31,
2010 (*)

Revenues	$6,477,810
Cost of revenues	3,799,730

Gross profit	2,678,080

Operating expenses:
Marketing and selling	610,465
General and administrative	1,312,228
Non-recurring loss	-
Total operating expenses	1,922,693

Operating profit (loss)	755,387

Financing expenses, net	(129,508)

Income (loss) before taxes	625,879

Income tax expense	(184,633)

Net income (loss)	441,246

Income (loss) attributed to non-controlling interest	(136,786)

Net income (loss) from discontinued operation in the Israel	$304,460

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

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

F.	Liquidity:
As of December 31, 2011, the Company reported a working capital deficit of $3,596,693 compared to a deficit of $11,420,026 on December 31, 2010. In order to decrease the deficit in the Company's working capital, the Company raised approximately $13.4 million in Rights Offering and long-term loan. The Company believes that increasing revenues from its higher margin Fiber-To-The-Premise network will increase the profitability which will lead to additional improvement in the working capital deficit.

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

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

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

Accounts receivable are presented net of an allowance for doubtful accounts of $805,873 and $387,336 at December 31, 2011 and 2010, respectively.

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

Fixed Assets are stated at cost. Depreciation is calculated based on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated at the shorter of the estimated useful lives or lease term. Annual lives of depreciation are as follows:

Useful Life
Communication equipment	3-20 years
Fiber network	30 years
Construction equipment	5 years
Equipment held under lease	4-15 years
Office furniture and equipment	5-15 years
Development costs	3 years
Computer equipment	5-7 years
Motor vehicles	4-5 years
Building and plant	4-35 years

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

As of December 31, 2011 and 2010, no impairment losses were identified for fixed assets.

Depreciation expenses for continuing operations amounted to $4,726,982 and $3,773,631 for the years ended December 31, 2011 and 2010, respectively.

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

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

J.	Long-Lived Assets

The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including fixed assets and intangible assets with determinable lives) whenever event or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and, economic projections and anticipated cash flows. Impairment, if any, is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and periodically revises such estimates based on current events. No impairment loss was recorded for the years ended December 31, 2011 and 2010. At December 31, 2011, the Company believes its long- lived assets are recoverable.

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

Advertising expenses are carried to the statement of operations as incurred. Advertising expenses for the years ended December 31, 2011 and 2010 were $270,812 and $412,697, respectively.

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

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

N.	Earnings Per Share

Basic earning per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Warrants and options were excluded from the calculation of diluted loss per share since they would have an anti-dilutive effect due to the Company's loss from continued operations and net loss to shareholders which were reported for the years ended December 31, 2011 and 2010.

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

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

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

As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, subsequent to the year ended December 31, 2009, the Company’s board of directors made a strategic decision to concentrate on the Company's operations in the U.S. As a result of this decision, the Company decided to discontinue its operations in the U.K. and Israel. The assets, liabilities and results of operations of the U.K. and Israeli operations have been classified as discontinued operations for all periods presented (see also Note 1D and 1E). In addition, certain amounts in the 2010 financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not impact the Company's net income or stockholders' equity.

T.	Recent Accounting Pronouncements

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

2.
Comprehensive Income (Topic 220). In June 2011, the Financial Accounting Standards Board (FASB) issued “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (Accounting Standards Update (ASU) 2011-05) which eliminates the presentation of the components of Other Comprehensive Income as part of the statement of changes in stockholders’ equity. The new standard requires an entity to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this ASU 2011-05 are applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the effective date for amendments to the presentation of reclassification of items out of Accumulated Other Comprehensive Income in ASU No 2011-05” to delay the proposed identification of reclassification adjustments in the consolidated statements of income. The Company does not anticipate adoption will have a material impact on the financial statements.

3.
Balance Sheet (Topic 210). In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-11 “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities which require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is effective for annual reporting periods beginning on or after January 1, 2013, with interim   periods therein, and is to be implemented retrospectively.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

4.
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

5.
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

6.
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

7.
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

Note 3 - Prepaid Expenses and Other Receivables

	December 31,
	2011	2010
Prepaid expenses	$1,443,190	$601,328
Other receivables	1,134,167	1,209,937
	$2,577,357	$1,811,265

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

Note 4 - Fixed Assets

	December 31,
	2011	2010
Cost
Communication equipment	$71,037,553	$69,397,623
Fiber network	63,956,524	46,487,598
Office furniture and equipment	3,797,507	3,664,434
Computer equipment	10,250,351	10,242,282
Construction equipment	474,645	481,049
Motor vehicles	1,493,137	1,458,887
Building and plant	10,531,163	10,478,823
	161,540,880	142,210,696

Accumulated Depreciation
Communication equipment	61,076,767	56,859,826
Fiber network	11,337,408	9,843,897
Office furniture and equipment	3,502,177	3,327,691
Computer equipment	9,225,897	8,784,800
Construction equipment	419,844	338,129
Motor vehicles	774,488	824,699
Building	3,954,228	3,686,862
	90,290,809	83,665,904

Fixed assets, net	$71,250,071	$58,544,792

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

Note 5 - Intangible Assets

The breakdown of intangible assets as of December 31, 2011 and 2010 was as follows:

	Customer Relationships	License	Total
December 31, 2011
Cost	$4,463,474	$250,000	$4,713,474
Accumulated amortization	2,797,919	-	2,797,919

Net	$1,665,555	$250,000	$1,915,555

December 31, 2010
Cost	$3,130,800	$250,000	$3,380,800
Accumulated amortization	2,173,929	-	2,173,929

Net	$956,871	$250,000	$1,206,871

Based on the intangible assets in service as of December 31, 2011, estimated amortization expense for each of the next five years ending December 31 is as follows:

	2012	2013	2014	2015	2016
Amortization expense	$450,004	$374,937	$536,230	$194,560	$109,824

Amortization expenses amounted to $623,991 and $725,900 for the years ended December 31, 2011 and 2010, respectively.

Note 6 - Other Liabilities and Accrued Expenses

	December 31,
	2011	2010

Payroll and payroll related	$823,441	$797,446
Accrued expense	1,881,164	2,249,114
Deferred revenues	1,131,781	1,013,833
Tax authorities	650,059	786,139
Others	135,418	270,790
	$4,621,863	$5,117,322

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

Note 7 - Notes Payable to the United States Department of Agriculture
	December 31,
	2011	2010

Notes Payable to the United States Department of Agriculture	$22,438,952	$9,912,707

Less current portion (see note 8)	1,058,907	420,259

Long-term portion	$21,380,045	$9,492,448

NTS Telephone Company, LLC, a wholly owned subsidiary of NTSC, received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the advance date until full repayment after 17 years from each advance date. The loan bears interest at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. Advances are provided as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The note is non-recourse to NTSC and all other NTSC’s subsidiaries and is secured by NTS Telephone Company's assets which were $13.3 million at December 31, 2011. The Company is in compliance with grant agreements. As of December 31, 2011, the annual average weighted interest rate on the outstanding advances was 3.54%. The total outstanding amount of these loans as of December 31, 2011 and December 31, 2010 are $10,312,900 and $8,218,438, respectively. The loans are to be repaid in monthly installments until 2024. As of December 31, 2011, the total amount of loan to be available in the future is $319,722.

PRIDE Network, Inc., a wholly owned subsidiary of NTSC, has received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total $99.9 million funding in form of $45.9 million in grants and $54 million in 19 to 20-year loans. The loans bear interest at the Treasury rate for comparable loans with comparable maturities. The funding will allow the Company to develop its FTTP infrastructure, known as the PRIDE Network in northwestern Texas and further expand it to communities in southern Louisiana. The total aggregate amount of these loans and grants as of December 31, 2011 is $12,126,052 and $8,799,477, respectively. The Company has recorded grant monies received as a reduction in the carrying value of property and equipment. The loans are to be repaid in monthly installments until 2029. The loans are non-recourse to NTSC and all other NTSC’s subsidiaries and are secured by PRIDE Network's assets which were $14.7 million at December 31, 2011. The Company is in compliance with grant agreements. As of December 31, 2011, the annual average weighted interest rate on the outstanding advances was 3.80%. As of December 31, 2011, the total amount of loan and grant to be available in the future is $41,775,692 and $37,077,395 respectively.

The notes payable from the United States Department of Agriculture mature as follows:

Year
2012	$1,058,907
2013	1,058,907
2014	1,058,907
2015	1,058,907
2016	1,058,907
2017 and thereafter	17,144,417
$22,438,952

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

Note 8- Notes Payable

		December 31,
	Annual Interest Rate	2011	2010
Long-term loan from Burlingame Equity Investors, LP ("“Burlingame"”) (2)	10.0%	$3,262,546	$3,196,357
Promissory note to CoBridge Telecom, LLC (3)	6.0%	504,516	-
Promissory note to Reach Broadband (4)	7.0%	475,093	-
Promissory note to ICON Agent, LLC (5)	12.75%	7,500,000	-
Note to a finance company	3.99%	272,865	280,815
Credit line and loan from a commercial bank (1)	2% above the WSJ Prime	-	2,812,941
		12,015,020	6,290,113

Less current portion		707,382	3,093,756

Long-term portion		$11,307,638	$3,196,357

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

1.
On October 14, 2010, NTSC replaced the revolving line of credit and the loan from commercial bank with a new loan in the amount of $2,983,531 with a maturity date of October 13, 2011. The new loan bears interest at a rate equivalent to 2% above the Wall Street Journal Prime rate, but not less than 6% per annum and is repayable in equal principal and interest monthly installments of $100,000 each. The new loan is secured by an assignment of all of NTSC’s trade accounts receivable, equipment and inventory. The loan was repaid in October 2011 as part of the agreement with ICON Agent, LLC.

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

3.
On April 25, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which CoBridge agreed to sell NTSC all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of the Agreement. The note was issued on July 2011 and is payable in 36 equal monthly installments.

4.
On September 16, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with RB3, LLC, and Arklaoktex, LLC, each doing business as Reach Broadband (“Reach”), pursuant to which Reach agreed to sell NTSC all of Reach’s assets in and around the communities of Abernathy, Anton, Brownfield, Hale Center, Idalou, Levelland, Littlefield, Meadow, New Deal, O’Donnell, Olton, Reese, Ropesville, Shallowater, Smyer, Tahoka, and Wollforth Texas pursuant to the terms of the Agreement. The note was issued on December 2011 and is payable in 36 equal monthly installments.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

The principal amount of the loan is $7,500,000 (the “Loan”) bearing interest of 12.75% payable in 60 consecutive monthly installments with the first 12 monthly payments being payments of accrued interest only. The Loan is secured by a lien against all of each Borrower's and Guarantor's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title, or interest; such as all accounts, all deposit accounts, all other bank accounts and all funds on deposit therein; all money, cash and cash equivalents, all investment property, all stock (other than the publicly traded shares of Stock issued by NTSI), all goods (including inventory, equipment and fixtures), all chattel paper, documents and instruments, all Books and Records, all general intangibles (including all Intellectual Property, contract rights, choses in action, payment intangibles and software), all letter-of-credit rights, all commercial tort claims, all FCC Licenses, all supporting obligations provided, however, that none of the assets of PRIDE Network, Inc. and NTS Telephone Company, LLC are being used as collateral for the Loan and are specifically excluded. The funding of the Loan was made on October 27, 2011.

The Agreement requires the Company to maintain a Fixed Charge Coverage Ratio not less than 1.15 to 1.00 for the trailing four fiscal quarter period most recently ended if at any time cash is less than $3,000,000 as of the last day of any fiscal quarter (or $3,500,000 as of the last day of the fiscal quarter ending December 31, 2011) and Senior Leverage Ratio not to exceed 1.50 to 1.00 as of the end of each fiscal quarter.

The notes payable mature as follows:

Year
2012	$707,382
2013	3,707,397
2014	381,491
2015	93,750
2016	7,125,000
$12,015,020

Note 9- Bonds payable

A.	Issuance of Bonds

On December 13, 2007, the Company issued a total of NIS 100,382,100 ($25,562,032) unsecured Series A Bonds (the “Bonds”) to Israeli institutional investors. The principal of the Bonds is repaid in 8 equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). On November 11, 2008 (the “Date of Listing”), the Bonds commenced trading on the TASE. From the Date of Issuance until the Date of Listing, the Bonds accrued annual interest at a rate of 9%. As of the Date of Listing, the interest rate for the unpaid balance of the Bonds was reduced by 1% to an annual interest rate of 8%. The interest on the Bonds is paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Bonds are linked to the Israeli Consumer Price Index. The known CPI at December 31, 2011 was 116.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

The components of the bonds payable are as follows:

	December 31,
	2011	2010

Outstanding balance (in NIS)	50,191,050	62,738,813
Accrued Interest (in NIS)	330,024	412,529
Increase in debt due to CPI adjustments (in NIS)	7,203,132	7,209,581
Total outstanding debt (in NIS)	57,724,206	70,360,923

Exchange rate for year end	3.821	3.55

Total outstanding debt (USD)	$15,107,094	$19,825,563
Debt discount related to warrants	(480,975)	(602,643)

Total outstanding debt	14,626,119	19,222,920

Less current portion	3,723,127	3,933,014

Long-term portion	$10,902,992	$15,289,906

The Company issued the holders of the Bonds, for no additional consideration, 956,020 (non-tradable) Warrants, each exercisable at an exercise price of $3.50 with a term of 4 years, beginning on September 2, 2008. In November 2011, following the completion of the rights offering, the exercise price of these warrants was adjusted to $2.04 per share.

The Company attributed the composition of the proceeds from the offering as follows:

Bonds Series A	$24,588,726
Stock Purchase Warrants (1)	973,306
Total	$25,562,032

(1)	Presented as part of Additional Paid-in Capital.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

The resulting debt discount and bonds issuance costs are being amortized into interest expense over the life of the bonds.

B.	Aggregate maturities are as follows:

2012	$3,630,919
2013	3,634,331
2014	3,634,331
2015	3,634,330
14,533,911
Accrued interest	92,208

$14,626,119

During 2011, principal and interest payments (including CPI adjustments) on the Bonds were $3,710,347 and $1,608,572, respectively. During 2010, principal and interest payments on the Bonds were $3,428,350 and $1,703,790, respectively.

Note 10 - Capital Lease Obligations

The Company is the lessee of switching and other telecom equipment and motor vehicles under capital leases expiring on various dates from 2012 through 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized (or depreciated) over the lower of their related lease terms or their estimated productive lives.

Future minimum lease payments under capital leases as of December 31, 2011 are:

2012	$475,162
2013	339,079
2014	56,768

Total	$871,009

Total minimum lease payments	$935,740

Less: amount representing interest at average rate of 7.43%	(64,731)

Present value of net minimum lease payment	$871,009

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

Following is a summary of fixed assets held under capital leases:

	December 31,
	2011	2010

Communication equipment	$66,655	$508,781
Construction equipment	192,453	289,603
Telephone equipment	142,203	189,242
Computer equipment	59,657	82,376
Motor vehicles	410,041	364,669
	$871,009	$1,434,671

Note 11 - Employee Benefit Plan

The Company maintains an employee's savings and retirement plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees who have completed six months of service become eligible to participate in the semi-annual plan that is nearest to their entry dates. The Company's contribution to the plan, as determined by the Board of Directors, is discretionary and is limited to a portion of the employee's contribution. The Company contributed $68,382 and $80,586 during the years ended December 31, 2011 and 2010, respectively.

Note 12 - Income Taxes

The provision for income taxes is based on earnings before income taxes reported for financial statement purposes. The loss from continuing operations before income taxes for the year 2011 and 2010 was $1,009,445 and $4,310,496 respectively.

The income tax (benefit) provision from continuing operations was as follows:

	December 31,
	2011	2010
Current:
Federal	$-	$-
State	(230,704)	(224,833)
Deferred:
Federal	224,305	1,979,505
State		59,995

Total benefit (expense)	$(6,399)	$1,814,667

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

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

	December 31,
	2011	2010
Deferred Tax Liabilities:
Accelerated tax depreciation of fixed assets	$9,563,560	$8,055,999

Deferred Tax Assets:
Carry forward losses	6,146,568	4,133,590
Allowance for bad debts	260,094	135,685
Evaluation of bonds payable to the Israeli Consumer Price Index and exchange rate	658,330	1,309,703
Accrued vacation and severance pay	167,389	153,509
Expenses related to warrants and non qualified stock options	391,098	159,126

Net deferred taxes liabilities	$1,940,081	$2,164,386

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

While the Company currently anticipates profitability in the United States during 2012, achievement of overall profitability will be a significant factor in determining our continuing ability to carry these deferred tax assets. If the Company does not achieve at least moderate levels of pretax results in 2012, it is reasonably possible that the Company may need to establish a valuation allowance for some or all of the deferred tax assets in the United States, which could materially impact the Company's income tax provision, financial position and results of operations. The utilization of a portion of the Company's NOLs and carryforwards may be subject to annual limitations under Internal Revenue Code Section 382. Subsequent equity changes could further limit the utilization of these NOLs and credit carryforwards.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

The provision for income taxes differs from the amount computed by applying the statutory income tax rates to income before taxes as follows:

	December 31,
	2011	2010

Income tax expense (benefit) computed at statutory rate	$(343,211)	$(1,465,603)
State income taxes, net of Federal benefit	152,265	104,975
Difference between income reported for tax purposes and income for financial reporting purposes	(59,986)	109,205
Adjustment to deferred tax items	257,331	(217,769)
Difference in the effective tax rate that was used to calculate deferred tax assets and liabilities	-	(156,680)
Other	-	(188,795)

Expense (benefit) for income taxes	$6,399	$(1,814,667)

The Company has not recorded a liability as of December 31, 2011 and 2010 for uncertain tax positions as it does not believe there will be any differences between the tax positions taken by the Company and expected to be taken by the tax authorities. The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense (benefit) in the consolidated statement of operations. During the years ended December 31, 2011 and 2010, the Company did not recognize income tax expense related to interest and penalties.

It is reasonably possible that our unrecognized tax benefits could increase or decrease significantly during the next twelve months due to the resolution of certain U.S. and international tax uncertainties; however it is not possible to estimate the potential change at this time.

Note 13 - Contingent Liabilities and Commitments

The Company leases its facilities in the USA under operating lease agreement, which will expire in 2012 and thereafter. The minimum lease payments under non-cancelable operating leases are as follows:

Year ended December 31,

2012	$1,904,352
2013	844,096
2014	299,004
2015	141,357
2016	42,789
$3,231,598

Total operating lease and rent expenses for the years ended December 31, 2011 and 2010, were $2,637,491 and $2,493,589 respectively.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

Note 14 - Capital Structure

1. Shares and Warrants
A.
The holders of the Company's share of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The common stock has no pre-emptive or conversion rights or other subscription rights. There are no sinking fund provisions applicable to the common stock.

B.
On November 2, 2011 the Company issued 20,067,108 shares of common stock (the “Shares”) pursuant to the completion of a rights offering (the “Rights Offering”) in which the Company’s stockholders received one non-transferable and non-tradable right to purchase one additional share of the Company’s common stock, par value $0.001 per share, for each share owned as of the Record Date, for a subscription price of $0.30 per share. The net proceeds from the Rights Offering totaled $5,882,554.

C.
Pursuant to the Rights Offering and because the rights offering was at a price per share which is lower than the market price at the time of announcement and in order to maintain the same value of the warrants and option prior to the announcement of the rights offering based on the Black-Scholes model, the Company took the following actions:
(1) Authorized a reduction of the exercise price of its outstanding warrants by an average of 41.4%. TheCompany revalued the outstanding warrants and determined it was insignificant; and
(2) Approved the issuance of 3,728,775 options to its directors, officers and employees as follows:
a. The Company's President, Chief Executive Officer and director was granted options to purchase 1,642,379 shares of common stock under and subject to the Company's 2004 Stock Option Plan, fully vested, exercisable at $1.10 per share and expiring five years from the date of grant. Based on the assumptions below, the Company estimated the fair value of the options at $131,743.
b. The Company's Chief Financial Officer was granted options to purchase 391,212 shares of common stock under and subject to the Company's 2007 Stock Incentive Plan, exercisable at $1.10 per share and expiring seven years from the grant date. 146,705 of the options are vested on the grant date and the remaining 244,507 options vest in 10 equal quarterly installments starting November 14, 2011. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest. Based on the assumptions below, the Company estimated the fair value of the options at $43,735.
c. Four of the Company’s independent directors were granted options to purchase 306,324 shares of common stock under and subject to the Company's 2007 Stock Incentive Plan and 1,470 shares of common stock under and subject to the Company's 2004 Stock Option Plan, fully vested, exercisable at $1.10 per share and expiring seven years from the grant date. Based on the assumptions below, the Company estimated the fair value of the options at $34,409.
d. An aggregate of 1,274,277 options to purchase shares of common stock under and subject to the Company's 2007 Stock Incentive Plan and 113,113 shares of common stock under and subject to the Company's 2004 Stock Option Plan were granted to other employees of the Company and its subsidiaries.  Each such option is exercisable at $1.10 per share and expires seven years from the date of grant.  Of these options, 678,124 options are fully vested on the date of grant, and the remaining 709,266 options will vest in quarterly installments until September 2014. Based on the assumption below, the Company estimated the fair value of the options at $155,102.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

D.
On December 15, 2011 one of the Company’s directors was granted options to purchase 166,581 shares of common stock under and subject to the Company's 2007 Stock Incentive Plan. Of these options, 76,581 options were fully vested on grant date, are exercisable at $1.10 per share and expire seven years from the date of grant and 90,000 options vest in equal monthly installments of 10,000 during a period of nine months from date of grant, are exercisable at $1.22 per share and expire five years from the date of grant. Based on the assumptions below, the Company estimated the fair value of the options at $15,548.

E.
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

F.
Securities Purchase Agreement with Burlingame

On March 23, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame Equity Investors, LP (“Burlingame”), for the issuance of the following securities of the Company ("Components") for an aggregate purchase price of $6,000,000:

(1) A senior promissory note in the aggregate principal amount of $3,500,000, maturing on March 22, 2012.  Interest accrues at an annual rate of 10% and is payable quarterly. The note is not secured and has equal liquidation rights with the Company's Series A Bonds issued in Israel on December 13, 2007. On May 2, 2011, the maturity date of the senior promissory note was extended to March 22, 2013.
(2) 2,173,913 shares of the Company’s common stock at a price of $1.15 per share for a total purchase price of $2,500,000.
(3) A warrant to purchase 950,000 shares of the Company’s Common Stock, which shall be exercisable at a price of $1.1 per share and shall expire on November 2, 2017 (as adjusted in November 2011). The number of shares issuable upon exercise of the Warrant, and/or the applicable exercise price, may be proportionately adjusted in the event of a stock dividend, distribution, subdivision, combination, merger, consolidation, sale of assets, spin-off or similar transactions.

The Company allocated the total aggregate purchase price of $6,000,000 to the three Components above based on their relative fair value. After such allocation, the senior promissory note was recorded at $2,556,240; the shares were recorded at $2,918,920; and the warrants at $524,840. The total fair value of the warrants is $765,181 using the Black-Scholes pricing model which was allocated between equity and debt according to the allocation of fair value of each component. The assumptions used in the valuation model are: volatility of 48.4%; risk-free interest 2.44%; dividend yield 0%; and expected life of 5 years.

G.	Subscription Agreement with certain investors affiliated with Gagnon Securities LLC

On March 23, 2010, the Company entered into a Subscription Agreement with certain investors affiliated with Gagnon Securities LLC, an existing shareholder (collectively, “Gagnon”), for the issuance of 500,000 Common Stock at a purchase price of $1.15 per share for an aggregate purchase price of $575,000.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

H.
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

I.
On October 31, 2010, the Company entered into an Agreement and Release with the former General Manager of its former wholly owned UK subsidiary Swiftnet Limited (the “Release”). Among other things, the Release acknowledged that in consideration of the termination of the General Manager’s employment on July 31, 2010, the Company agreed to extend the expiration date of the General Manager’s options, under the Company's 2004 Stock Option Plan, to purchase 300,000 shares of the Company's common stock (the “Options”) to October 31, 2013 and amend the exercise price of 40,000 of the Options to $1.50 per share.  Based on the assumptions below, the Company estimated the fair value of the Options under the new terms at $57,871, which was recorded as an expense under loss from discontinued operations in the United Kingdom.

	Number of warrants	Weighted average exercise price

Warrants outstanding at December 31, 2009	6,361,151	$3.36
Granted	950,000	$2.00
Cancelled or expired	(1,517,783)	$3.80

Warrants outstanding at December 31, 2010	5,793,368	$3.10
Cancelled or expired before the Rights Offering	(1,724,894)	$3.23
Adjustment of exercise price as a result of the Rights Offering (see note 16.1.C)	-	$(1.31)
Cancelled or expired after the Rights Offering	(398,090)	$2.32

Warrants outstanding and exercisable at December 31, 2011	3,670,384	$1.67

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

The following table summarizes information about warrants vested and exercisable at December 31, 2011:

	Warrants vested and exercisable
Range price ($)	Number of warrants	Weighted average remaining contractual life (years)	Weighted average exercise price
$1.10	950,000	5.84	$1.10
$1.75-$1.87	1,764,364	1.34	$1.78
$2.04	956,020	0.69	$2.04

2. Stock Option Plan

The Company has two stock option plans allowing the issuance of 13,500,000 shares. As of December 31, 2011, there were 5,019,739 shares available to be granted under these plans. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the valuation model are supported primarily by historical indicators and current market conditions. Volatility was calculated using the historical weekly close rate for a period of time equal to the expected term. The risk-free rate of return was determined by using the U.S. Treasury yield curve in effect at the time of grant. The expected term was calculated on an aggregated basis and estimated based on an analysis of options already exercised and any foreseeable trends or changes in recipients’ behavior. In determining the expected term, the Company considered the vesting period of the awards, the contractual term of the awards, historical average holding periods, stock price history, impacts from recent restructuring initiatives and the relative weight for each of these factors. The dividend yield was based on the latest dividend payments made on or announced by the date of the grant.

The following table summarizes the Company's weighted average assumptions used in the valuation of options for the years ended December 31, 2011 and 2010:
	Year ended December 31,
	2011	2010

Volatility	50.7%	49.0%
Risk-free interest rate	1.2%	2.4%
Dividend yield	0%	0%
Forfeiture rate	20%	20%
Expected life (years)	6.1	5.8

The Company's aggregate compensation cost for the years ended December 31, 2011 and 2010 totaled $404,513 and $693,391, respectively.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010
	Number of options	Weighted average exercise price	Aggregate Intrinsic value

Options outstanding at December 31, 2009	6,046,000	$3.55	$-
Granted	3,767,500	$1.12
Exercised	(69,500)	$1.10
Cancelled or expired	(4,067,000)	$3.53

Options outstanding at December 31, 2010	5,677,000	$1.96	$113,528
Granted	3,895,356	$1.10
Exercised	-	$-
Cancelled or expired	(227,500)	$1.14
Options outstanding at December 31, 2010	9,344,856	$1.63	$-

Options vested and exercisable as of December 31, 2010	3,534,500	$2.40

Options vested and exercisable as of December 31, 2011	7,516,408	$1.75

Weighted average fair value of options granted in 2010		0.27

Weighted average fair value of options granted in 2011		0.10

There was no aggregate intrinsic value at December 31, 2011 as the Company's stock price of $0.40 on December 31, 2011 was below the exercise price of the outstanding stock options. As of December 31, 2011, there was $399,448 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes information about options vested and exercisable at December 31, 2011:
	Options vested and exercisable
Range price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
$1.10-$1.22	5,487,408	4.82	$1.11
$2.79	990,000	1.19	$2.74
$3.15-$3.50	505,000	2.53	$3.36
$5.00	534,000	3.16	$5.00

The following table summarizes information about options expected to vest after December 31, 2011:
	Options expected to vest
Range price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
$1.10-$1.22	1,828,448	5.94	$1.11

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

Note 15 - Earnings Per Share

	Year Ended December 31, 2011
	Net loss	Weighted Average Shares	Per share amounts

Basic EPS:
Net loss from continued operations	$(1,015,844)	24,363,212	$(0.04)

Loss from discontinued operations	(151,565)	-	(0.01)

Effect of dilutive securities:
Options and warrants (*)	-	-	-
Diluted EPS:
Net loss attributable to shareholders	$(1,167,409)	24,363,212	$(0.05)

	Year Ended December 31 , 2010
	Net loss	Weighted Average Shares	Per share amounts
Basic EPS:
Net loss from continued operations	$(2,495,929)	20,503,350	$(0.12)

Loss from discontinued operations	(2,113,594)	-	(0.10)

Effect of dilutive securities:
Options and warrants (*)	-	-	-
Diluted EPS:
Net loss attributable to shareholders	$(4,609,523)	20,503,350	$(0.22)

(*) As of December 31, 2011 and 2010 the Company did not have any dilutive securities.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

Note 16 - Related Party Transactions

	Years ended
	December 31,
	2011	2010

Abraham Keinan
Fees	$-	$211,465

Guy Nissenson
Fees	455,679	430,749

Dionysos Investments (1999) Limited:
Fees	152,400	147,616

Severance agreement with the Company's CEO

On September 20, 2010, the Company entered into a Severance Agreement (the “Agreement”) with Guy Nissenson, at that time its President, CEO, director and significant shareholder. The Agreement was entered into pursuant to Section 17 of a Consulting Agreement between the Company and Mr. Nissenson, dated March 28, 2007, and amended on June 30, 2010 (the “Consulting Agreement”). Pursuant to the Agreement, in the event that (a) either (1) the Company terminates the Consulting Agreement and/or the Employment Agreement between the Company and Mr. Nissenson, dated June 30, 2010 (the “Employment Agreement”), for a reason other than cause, disability or death, or (2) Mr. Nissenson terminates the Consulting Agreement and the Employment Agreement for good reason, and (b) Mr. Nissenson (1) signs and delivers to the Company a Release of Claims satisfactory to the Company, and (2) complies with the applicable terms of the Agreement, the Consulting Agreement and the Employment Agreement, then Mr. Nissenson was to be entitled to certain severance benefits.

The severance benefits included (a) a lump sum payment consisting of (1) 3.5 months’ fee under the Consulting Agreement as then in effect, for each year or part thereof beginning on the inception of the Company and continuing until the termination date, and (2) 3.5 months’ salary under the Employment Agreement as then in effect, for each year or part thereof beginning on the inception of the Company and continuing until the termination date, (b) full vesting of options which would have vested during the one-year period commencing on the termination date and which are not dependent on the achievement of a performance objective or objectives, (c) payment of outstanding and unpaid fees, bonuses, expenses, salaries and employee social and fringe benefits due pursuant to the Consulting Agreement and the Employment Agreement prior to the termination date.

The initial term of the Agreement was 4.5 years, beginning on September 20, 2010. The term was to be automatically renewed for additional terms of 3 years for as long as the Consulting Agreement and the Employment Agreement were in effect.

The new Employment and Severance Agreement, described immediately below, terminates the Agreement, the Consulting Agreement, and the  Employment Agreement effective as of April 1, 2012.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

Nissenson Employment and Severance Agreement

On March 6, 2012, the Company entered into an Employment and Severance Agreement (the “Employment and Severance Agreement”), to be effective as of April 1, 2012, with Mr. Nissenson, the Company’s Chairman of the Board, President, CEO and significant shareholder. The Employment and Severance Agreement supersedes the following prior agreements between the Company and Mr. Nissenson: (i) Employment Agreement, dated June 30, 2010; (ii) Consulting Agreement, dated March 28, 2007, as amended on June 30, 2010; and (iii) Severance Agreement, dated September 20, 2010 (collectively, the “Prior Agreements”).

On March 6, 2012, pursuant to the approval of the Company’s Board, following the recommendation of the Compensation Committee and Audit Committee, NTSI and NTSC entered into the Employment and Severance Agreement with Mr. Nissenson. The Employment and Severance Agreement which shall become effective on April 1, 2012, provides that Mr. Nissenson shall serve as the President and CEO of NTSI, and as the Chairman and CEO of NTSC.

The Employment and Severance Agreement was entered into primarily to provide for relocation benefits for Mr. Nissenson in his relocation from Israel to Texas. The Employment and Severance Agreement supersedes the Prior Agreements and is on substantially similar terms in the Prior Agreements; provided, however that the Employment and Severance Agreement also provides for (i) the employment of Mr. Nissenson as Chairman and CEO of NTSC, (ii) certain relocation benefits, and (iii) a change in seniority related to the severance pay calculation that references Mr. Nissenson’s initial employment in 1999.

The initial term of the Employment and Severance Agreement is five years, beginning on April 1, 2012.  The term shall be automatically renewed for additional terms of three years for as long as the Employment and Severance Agreement is in effect.

Financial Services and Business Development Consulting Agreement with Dionysos Investments (1999) Ltd.

On November 18, 2004, the Company entered into a Financial Services and Business Development Consulting Agreement with Dionysos Investments (1999) Ltd., an Israeli company (as amended on February 8, 2007, January 15, 2009 and December 27, 2010, the “Dionysos Agreement”).  Mr. Haim Nissenson, a former consultant of the Company and father of Mr. Guy Nissenson, the Company’s Chairman of the Board, President and Chief Executive Officer, is the Managing Director of Dionysos Investments (1999) Ltd. (“Dionysos”). Dionysos is owned and controlled by certain members of the Nissenson family, other than Mr. Guy Nissenson. Under the Dionysos Agreement, Dionysos agreed to assist us in connection with services related to financial activities, financial reports, mergers & acquisitions and other business development work (the “Services”). In return for the Services, Dionysos was compensated as follows: (i) a monthly fee in the amount of $12,700; (ii) reimbursement for certain expenses: and (iii) success fee relating to certain investments in us made by Israeli investors. Pursuant to a mutual agreement of same date, on April 27, 2011, the Dionysos Agreement was terminated, effective December 31, 2011.

Note 17 - Economic Dependency and Credit Risk

Approximately, 60.8% and 56.9% of the Company's purchases are from one supplier for the year ended December 31, 2011 and 2010, respectively.

Note 18 - Segment Information

As of January 1, 2011, the Company has one reporting segment. The Company's operations in the United Kingdom and Israel are reported as discontinued operations (Note 1D and 1E).

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

Note 19- Legal proceedings

1.	Eliezer Tzur et al. vs. 012 Telecom Ltd. et al.

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), our former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to us (collectively with Xfone 018, the “Defendants”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by customers to the Defendants’ respective technical support numbers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $14). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $1,962,836) which reflects the Petitioners’ estimation of damages caused to all customers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the instructions of the Israeli Court was supplemented on May 3, 2011 and amended on July 18, 2011 and on March 21, 2012 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services (the “Services”) who called its telephone service center from July 4, 2004 until February 21, 2010, due to a problem in the Services, and were charged for such calls (the “Compensation”). The Compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one-time special reward in the amount of NIS 10,000 (approximately $2,617) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $10,468) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court. An internal court deliberation with respect to the Class Action Request has been scheduled by the Israeli Court for May 26, 2012. It is expected that the Israeli Court will consider Xfone 018 and Mr. Sharvit's request to approve the Settlement Agreement before said date.

On May 14, 2010, we entered into an agreement (including any amendment and supplement thereto, the “Agreement”) with Marathon Telecom Ltd. for the sale of our majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, we are fully and exclusively liable for any and all amounts, payments or expenses which will be incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Agreement provides that we shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, we shall bear only the cost of such services). Section 10 of the Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with us and with mutual assistance. It is agreed between us and Xfone 018 that subject to and upon the approval of the Settlement Agreement by the Israeli Court, we shall bear and/or pay: (i) the costs of the Compensation; (ii) the Reward; (iii) the Attorneys Fee; and (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $19,628).

In the event the Settlement Agreement is not approved by the Israeli Court, Xfone 018 intends to vigorously defend the Class Action Request.

2.	Danny Jay & Stephanie Tollison vs. NTS Communications, Inc.

On December 20, 2010, NTSC received a demand letter from Danny J. and Stephanie Tollison (the “Petitioners”) claiming $3 million in damages stemming from the search of Mr. Tollison’s home and his wife’s business by the FBI.  The Petitioners alleged that the search was effected because of incorrect information provided by NTSC to the FBI pursuant to a subpoena. The investigation was dropped when the FBI was unable to find what they were looking for and identified another suspect.

On July 19, 2011 the Petitioners filed suit in 350th District Court of Taylor County, Texas seeking $5 million in economic and non-economic damages and asserting breach of contract, negligence, gross negligence, defamation, libel, invasion of privacy, and intentional infliction of emotional distress claims. On NTSC’s request due to questions of federal law, the case had been moved to the United States District Court for the Northern District of Texas and was scheduled for trial on April 1, 2013. However, in February on reconsideration, the federal judge denied NTSC’s request and remanded the case to the District Court of Taylor County where it awaits scheduling. NTSC’s insurance carrier has agreed to defend the suit and has referred the matter to its counsel. NTSC anticipates that its insurance carrier will cover all costs and damages without any liability to NTSC.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 and 2010

Note 20- Subsequent Events

1. Amendments to Articles of Incorporation or Bylaws

On December 29, 2011, the Company’s shareholders approved an amendment (the “Amendment”) to the Company’s Articles of Incorporation (the “Articles”) to change the name of the Company to “NTS, Inc.” and to increase the Company's authorized capital to 150,000,000 shares of common stock $0.001 par value per share. The Amendment became effective on February 1, 2012. The Company filed a Certificate of Amendment to the Articles with the Nevada Secretary of State on January 25, 2012.

2. Other Events

The Board of Directors of the Company adopted a buy-back plan (the “Plan”), effective as of February 13, 2012, according to which the Company may, from time to time, repurchase its Series A Bonds (the “Bonds”), which are traded on the Tel Aviv Stock Exchange (the “TASE”).

Under the Plan the Company is authorized to repurchase Bonds for up to a total amount of NIS 5 million (approximately USD 1.35 million) in transactions on the TASE or outside the TASE, until December 31, 2012. Any repurchases of the Bonds will be financed from the Company’s internal sources, as available from time to time. The Board of Directors has authorized the Company’s management (“Management”) to manage the performance of repurchases according to the Plan, including the conduct of negotiations, at such times, scopes, prices and other terms as Management deems fit. The timing, amounts and terms of any Bonds repurchased by the Company will be determined, at the discretion of Management, based on market conditions and opportunities, economic advisability and other customary criteria and factors.

Repurchases of the Bonds may be carried out by the Company and/or its subsidiaries, either directly and/or through a third party. Bonds repurchased by the Company itself will be canceled and removed from trading on the TASE and will not be permitted to be reissued.

The Board of Directors' resolution is not a commitment to repurchase any Bonds under the Plan. The Plan may be suspended or discontinued by the Company at any time. As of the date of this filing we have not repurchased any Series A Bonds.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.   CONTROLS AND PROCEDURES

(a)           Management’s Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer have concluded that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, to allow for timely decisions regarding required disclosure of material information required to be disclosed in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives and our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

(c)           Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

The Board of Directors (“Board”) oversees our management and our business affairs in order to ensure that our stockholder’s interests are best served. Our Board does not involve itself in our day-to-day operations. It establishes with management the objectives and strategies to be implemented and monitors management’s general performance and conduct.

Our Board is comprised of the following six (6) members as of March 28, 2012:

Name of Director:	Director Since:	Will next stand for re-election at the Annual Meeting of Stockholders in:
Guy Nissenson, Chairman of the Board, President and Chief Executive Officer	Inception	2012
Niv Krikov, Treasurer and Chief Financial Officer	December 27, 2010	2012
Shemer S. Schwarz	December 19, 2002	2012
Israel Singer	December 28, 2006	2012
Arie Rosenfeld	January 16, 2009	2012
Timothy M. Farrar	December 27, 2010	2012

Biographical information for each director is set forth below under “Information Regarding the Current Directors and Executive Officers.”

Board Structure

Our Reamended and restated Bylaws provide that the Board shall be comprised of not less than two and no more than eight directors.
Directors are elected at the annual meeting of stockholders by a plurality of votes and a separate vote for the election and/or re-election of directors shall be held at each annual meeting for each directorship having nominees for election and/or re-election at such annual meeting. Directors may resign at any time by delivering his/her resignation to the Chairman of the Board, such resignation to specify whether it will be effective at a particular time, upon receipt or at the pleasure of the Board (if no such specification is made, it shall be deemed effective at the pleasure of the Board). When one or more directors resigns from the Board, effective at a future date, a majority of the directors then in office, including those who have so resigned, shall have power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective, and each director so chosen shall hold office for the unexpired portion of the term of the director whose place shall be vacated and until his/her successor shall have been duly elected and qualified or until his earlier resignation, removal or death. Any director may be removed by the affirmative vote of not less than ninety percent (90%) of the outstanding shares of the Company then entitled to vote, with or without cause, at any time, at a special or an annual meeting of stockholders, or by a written consent.

Information Regarding the Current Directors and Executive Officers

The following table lists the current members of the Board and their current positions with us. Our Board elects our executive officers. Biographical information for each director is provided below.

Name	Age	Director / Officer
Guy Nissenson	37	Director, President and Chief Executive Officer since our inception and Chairman of the Board since March 12, 2012.
Niv Krikov	41	Director since December 27, 2010, Treasurer and Chief Financial Officer since August 13, 2007, and Principal Accounting Officer since May 9, 2007.
Shemer S. Schwarz*	37	Director since December 19, 2002, and a member of our Audit Committee and our Compensation Committee.
Israel Singer*	63	Director since December 28, 2006, and the Chairman of our Compensation Committee and a member of our Audit Committee.
Arie Rosenfeld*	68	Director since January 16, 2009, and the Chairman of our Audit Committee and a member of our Nominating Committee.
Timothy M. Farrar*	43	Director since December 27, 2010, and the Chairman of our Nominating Committee.

* An Independent Director.

Mr. Guy Nissenson has been our President, Chief Executive Officer and Director since our inception, and the Chairman of our Board since March 12, 2012. Mr. Nissenson has been the Chairman of the Board of Xfone USA and NTS Communications since March 2005 and February 2008, respectively. Mr. Nissenson was a Marketing Manager of RADA Electronic Industries Ltd.  from 1997 to 1998. Mr. Nissenson was an Audit and Control Officer with the rank of Lieutenant of the Israel Defense Forces - Central Drafting Base and other posts from 1993 to 1997. Mr. Nissenson received a Bachelor of Science in Business Management from Kings College - University of London and a Master of Business Administration in International Business from Royal Holloway at the University of London, United Kingdom. As one of our founders, as well as our President and Chief Executive Officer, Mr. Nissenson is a key member of our Board. Mr. Nissenson’s business aptitude, experience, and leadership have helped us to  focus on growth opportunities for our business and qualify him to serve as one of our Directors.

Mr. Niv Krikov has been a member of our Board since December 27, 2010. He became our Vice President Finance on March 13, 2007, and our Principal Accounting Officer on May 9, 2007. On August 13, 2007, Mr. Krikov was elected as our Treasurer and Chief Financial Officer. Following his election, Mr. Krikov no longer serves as our Vice President Finance, but continues to serve as our Principal Accounting Officer. Effective August 15, 2009, Mr. Krikov serves as an Executive Vice President of NTS Communications. On July 29, 2010, Mr. Krikov was named to replace Abraham Keinan on the Board of Directors of NTS Communications and on the Board of Directors of Xfone USA, and its subsidiaries eXpeTel Communications and Gulf Coast Utilities. Prior to joining us, Mr. Krikov held diverse financial and accounting positions in various companies. Mr. Krikov was a Corporate Controller of Nur Macroprinter Ltd. from 2005 to 2007. Mr. Krikov served as a Controller and later Credit and Revenues Manager of Alvarion Ltd. (NASDAQ: ALVR) from 2002 to 2005. Prior to that, from 1997 to 2001, Mr. Krikov was an Auditor at the Israeli public accounting firm of Kost Forer Gabbay & Kasierer, an affiliate of Ernst & Young LLP. Mr. Krikov holds a Bachelor in Administration in Economics and Accounting from the Tel Aviv University and a Master of Laws from the Faculty of Law at the Bar Ilan University in Israel. Mr. Krikov is a licensed CPA in Israel. Mr. Krikov's skills and international financial experience qualify him to serve as one of our Directors.

Mr. Shemer S. Schwarz has been a member of our Board since December 19, 2002, and is an independent director and a member of the Audit Committee and the Compensation Committee of our Board. Mr. Schwarz had been a Director of Xfone 018 from April 2004 until August 2010. Mr. Schwarz had been a Director of Xfone USA from March 2005 until February 2008. From 2003 to 2008, Mr. Schwarz was the co-founder and research and development expert of XIV Ltd., a data storage startup company located in Tel-Aviv, Israel. XIV Ltd. was acquired by IBM in 2008 and since then until 2011 Mr. Schwarz had led the research and development of the XIV storage project at IBM. From November 2001 to March 2003, Mr. Schwarz had been an Application Team Leader of RF Waves Ltd., an Israel based high technology company in the field of wireless communication. From 1996 to 2001, Mr. Schwarz was a Captain in the Research and Development Center of the Israel Defense Forces Intelligence. Mr. Schwarz received a Bachelor of Science in Physics and Mathematics from the Hebrew University in Jerusalem. Mr. Schwarz received a Master in Computer Science and a Master of Business Administration from the Tel Aviv University. Mr. Schwarz’s experience in communications and technology oriented organizations, as well as his analytical skills and education, qualify him to serve as our Director and member of our Audit Committee and Compensation Committee.

Mr. Israel Singer has been a member of our Board since December 28, 2006, and is an independent director and a member of the Audit Committee and the Chairman of the Compensation Committee. Mr. Singer is an elected member of the Ramat Gan City council. During 2006, Mr. Singer was the managing director of the academic center “Raanana College” in Israel. From 2004 to 2005, Mr. Singer was a consultant to the Education Committee of the “Israeli Knesset” (the Israeli Parliament). From 1985 to 2003, Mr. Singer was the principal of the “Blich High School” in Ramat Gan. From 1992 to 1998, Mr. Singer was a member of the board of directors of RADA Electronic Industries Ltd. Mr. Singer holds a Bachelor of Science in Physics and a Master of Science in High - Energy Physics from the Tel Aviv University. Mr. Singer’s broad managing experience and analytical skills make him a valuable member of our Board, Audit Committee and Compensation Committee.

Mr. Arie Rosenfeld has been a member of our Board since January 16, 2009, and is an independent director and Chairman of our Audit Committee and member of our Nominating Committee. From 2008 -2010, Mr. Rosenfeld served as the Chairman of Software Imaging Ltd., an imaging software company in Oxford, U.K. Since 2000, Mr. Rosenfeld serves as managing partner of DOR Ventures s.c.a., a venture capital fund based in Brussels, Belgium. Since 1996, Mr. Rosenfeld serves as a strategic consultant to Dainippon Screen Manufacturing Co. Ltd., a company providing manufacturing equipment to the semiconductor and graphic industries, based in Kyoto, Japan. From 2005 to 2008, Mr. Rosenfeld served as Chairman of Printar Ltd., manufacturer of digital printing equipment for the PCB industry, based in Rehovoth, Israel. From 1997 to 2007, Mr. Rosenfeld served as Chairman of the Board of XAAR plc, a supplier of ink-jet heads to industrial printer manufacturers in Asia, Europe and the U.S., based in Cambridge, U.K. (LSE: XAR). From 1988 to 1995, Mr. Rosenfeld served as President, Chief Executive Officer and a director of Scitex Corporation Ltd., a multi-national company providing visual information communication products for the graphic arts and digital printing industries, headquartered in Israel. Scitex Corporation Ltd. was later sold to Creo Products Inc. of Vancouver, Canada. Mr. Rosenfeld holds a Master in Business Administration from INSEAD in Fontainebleau, France, and a Bachelor of Science in Electronics Engineering from the Technion Institute of Technology in Haifa, Israel. Having served as the leader of numerous multinational technology oriented companies, Mr. Rosenfeld brings a wealth of knowledge and experience to our Board, Audit Committee and Nominating Committee.

Dr. Timothy M. Farrar has been a member of our Board since December 27, 2010 and is an independent director and Chairman of our Nominating Committee. Since 2002, Dr. Farrar has served as the President of Telecom, Media and Finance Associates, Inc., a consulting and research firm specializing in telecommunications strategy and market analysis. Since 2006, Dr. Farrar has also served as the President of the Mobile Satellite Users Association, an industry association in satellite communications. From 1995 to 2002, Dr. Farrar was a consultant holding progressively more senior roles at Analysys Consulting, a telecom strategy consultancy based in the UK. Dr. Farrar led the expansion of Analysys into the US, setting up the company’s first US office in the San Francisco Bay Area in 1999, and developing a multi-million dollar new business pipeline from the US between 1997 and 2002. From 1993 to 1995, Dr. Farrar worked as a system engineer for Smith System Engineering in the UK, specifying and developing a range of simulations, databases, and data communications software for various government agencies. Dr. Farrar has a Master of Arts in Mathematics and a Ph.D. in Operations Research from the University of Cambridge, UK. Dr. Farrar’s broad experience in telecommunications, technology, and strategy makes him a valuable member of our Board and Nominating Committee.

Significant Employees

Mr. Brad Worthington, 46 years of age, is President, Chief Executive Officer and Chief Operating Officer of NTS Communications and President and Chief Executive Officer of Xfone USA, Inc.  Previously, Mr. Worthington served as Executive Vice President until he was named President in December 2009.  Mr. Worthington had been a member of the Board of Directors of NTS Communications from 1994 through 2008. Mr. Worthington received his B.S. Ed. From Texas State University in 1987 and his J.D. from Texas Tech University School of Law in 1990.  He is licensed to practice law in the State of Texas.  Mr. Worthington is a member of the State Bar of Texas, the American Bar Association, and the Lubbock County Bar Association. He is admitted to practice in the Federal District Court for the Northern District of Texas.  Mr. Worthington served as General Counsel for NTS Communications from 1990 until 2000.  As General Counsel, Mr. Worthington was responsible for advising senior staff on various legal and regulatory issues, preparation and review of contracts, contract and business development.  Mr. Worthington was named Executive Vice President in 1994 and Chief Operating Officer in 2000.  Mr. Worthington also serves as President and Chief Executive Officer of Xfone USA’s wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. Mr. Worthington also serves in the following capacities of the following subsidiaries of NTS Communications: Manager of NTS Management Company, LLC; Director, President and Secretary of Communications Brokers, Inc.; Director, President and Secretary of NTS Construction Company; Director, President and Secretary of Midcom of Arizona, Inc.; Director, President, and Secretary of Garey M. Wallace Company, Inc.; and Director, President, and Secretary of PRIDE Network, Inc.  Mr. Worthington also serves as Director of NTS Holdings Incorporated.

Mr. Jerry E. Hoover, 63 years of age, is Executive Vice President, Treasurer and Chief Financial Officer of NTS Communications and Treasurer of Xfone USA.  Mr. Hoover graduated from Texas Tech University in 1971 and shortly afterward began a career in public accounting.  Mr. Hoover has been a Certified Public Accountant for over 36 years and for the last 27 years has worked with accounting issues unique to the telecommunications industry.  In addition, he has also taught accounting, taxation, and auditing at the university level.  Mr. Hoover was a principal in a major Lubbock accounting firm where he began doing work for NTS Communications in 1984.  He joined NTS Communications on an in-house basis in 1994 as Executive Vice President and Treasurer, and was named Chief Financial Officer in 2000.  Mr. Hoover also serves as Treasurer and Chief Financial Officer of Xfone USA’s wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. Mr. Hoover also serves in the following capacities of the following subsidiaries of NTS Communications: Manager of NTS Management Company, LLC; Director and Treasurer of Communications Brokers, Inc.; Director and Treasurer of NTS Construction Company;  Sole Manager of NTS Telephone Company, LLC; Director and Treasurer of Midcom of Arizona, Inc.; Director and Treasurer of Garey M. Wallace Company, Inc.; and Director and Treasurer of PRIDE Network, Inc.  Mr. Hoover also serves as Director of NTS Holdings Incorporated.

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

Board Meetings and Attendance

During the fiscal year ended December 31, 2011, our Board held 11 meetings. The Board also approved certain actions by unanimous written consents. With the exception of the directors listed below, all incumbent directors attended, either in person or via telephone,  at least 75% of all meetings of the Board that were held in the fiscal year ended December 31, 2011 during the period in which they served as a director.

Mr. Israel Singer attended 73% of all meetings of the Board during the fiscal year ended December 31, 2011; Mr. Timothy Farrar attended 73% of all meetings of the Board during the fiscal year ended December 31, 2011.

Committees of the Board of Directors

Audit Committee

We have an Audit Committee that was formed by our Board on November 24, 2004. The Audit Committee is composed of three directors: Messrs Arie Rosenfeld, Shemer S. Schwarz and Israel Singer (all three are considered independent directors). Mr. Rosenfeld who satisfies the “financial sophistication” requirement was appointed, on an interim basis, as the Chairman of the Audit Committee as of March 12, 2012. The Audit Committee makes decisions regarding our audit, the appointment of auditors, and the inclusion of financial statements in our periodic reports. Issues regarding our 2004 Stock Option Plan and 2007 Stock Incentive Plan are decided by the entire Board, including the members of the Audit Committee.

The Audit Committee is governed by a charter which was originally adopted on November 24, 2004. On January 28, 2008, in accordance with its responsibility to annually review the adequacy of its charter, the Audit Committee and the Board approved amendments to the charter to update it to comply with rules and regulations applicable to the Company that have changed since the charter was last reviewed and to make certain technical, clarifying and non-substantive changes. On June 28, 2009, in accordance with its responsibility to annually review the adequacy of its charter, the Audit Committee and the Board approved further amendments to the charter to replace references to the “American Stock Exchange” with “NYSE Amex LLC,” the name by which the stock exchange is currently known, to revise applicable provisions relating to meetings and acts of the Audit Committee to be consistent with our Bylaws, to update the charter to comply with rules and regulations applicable to the Company that have changed since the charter was last reviewed, and to make certain technical, clarifying and non-substantive changes. A copy of the Committee’s current charter as amended is available on our website, at www.ntscom.com.

During the fiscal year ended December 31, 2011, the Audit Committee held 4 meetings. All incumbent directors serving on the Audit Committee attended, either in person or via telephone, at least 75% of all meetings of the Audit Committee that were held in the fiscal year ended December 31, 2011 during the period in which they served on the committee.

Nominating Committee

We have a Nominating Committee which was established by our Board on December 30, 2007. The primary functions of the Nominating Committee are to assist the Board by identifying individuals qualified to become Board members, to recommend to the Board the director nominees for our annual meetings of stockholders, and to recommend to the Board director nominees for each Board committee. The Nominating Committee is comprised of at least two members satisfying the independence requirements of the U.S. Securities and Exchange Commission (the “Commission” or “SEC”) and the NYSE Amex. Messrs Timothy M. Farrar (Chairman) and Arie Rosenfeld were appointed by the Board as members of the Nominating Committee, to serve in such capacities until their resignation, retirement, removal by the Board, or until their successors are appointed.

The Nominating Committee is governed by a charter which was adopted by the Board on December 30, 2007, and then amended on January 15, 2009. The January 15, 2009 amendments replaced references to the “American Stock Exchange” with “NYSE Alternext US LLC,” as the stock exchange was then known, revised applicable provisions regarding shareholder recommendations and nominations of director candidates to be consistent with our Bylaws and with our Policy Regarding Shareholder Recommendations and Nominations for Director Candidates (the “Policy”), which was adopted by the Board on January 15, 2009 (described below), made certain technical, clarifying and non-substantive changes. A copy of the current charter of the Nominating Committee is available on our website, at www.ntscom.com.

In addition to its charter, the Nominating Committee operates in accordance with the Policy. A copy of the Policy is available on our website, at www.ntscom.com. Under the charter and Policy, the Nominating Committee considers candidate recommendations submitted to us by any relevant source, including recommendations submitted by our stockholders in accordance with the Policy, management and relevant third parties. Candidate recommendation submitted by our stockholders shall be considered by the Nominating Committee in the same manner as candidates recommended to the Nominating Committee from other sources.

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

Stockholders may recommend director candidates by submitting the recommendation in writing by letter to NTS, Inc., Attention: Corporate Secretary, at our offices at 5307 W. Loop 289, Lubbock, Texas 79414, Fax: (806)-788-3398 / Email: info@ntscominc.com. Such written letter must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, information regarding any relationships between us and the candidate within the last three (3) years, and a written indication by the recommended candidate of her/his willingness to serve. Such recommendations must also include a statement from the recommending shareholder in support of the candidate, particularly within the context of the criteria for Board membership, as described in the charter, including issues of character, integrity, judgment, diversity of experience, independence, area(s) of expertise, corporate experience, length of service, potential conflict(s) of interest and other commitments, and personal references.

During the fiscal year ended December 31, 2011, the Nominating Committee held one meeting. All incumbent directors serving on the Nominating Committee attended the meeting.

Compensation Committee

On December 30, 2007, our Board also established a Compensation Committee. The Compensation Committee was created to assist the Board in the discharge of its responsibilities with respect to the compensation of our directors and officers. The Compensation Committee is comprised of at least two members satisfying the independence requirements of the Commission and the NYSE Amex. In addition, each member of the Compensation Committee is required to be a “nonemployee director,” within the meaning of Rule 16b-3 issued by the Commission, and an “outside director,” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. Messrs Israel Singer (Chairman) and Shemer S. Schwarz were appointed by the Board as members of the Compensation Committees, to serve in such capacities until their resignation, retirement, removal by the Board, or until their successors are appointed.

The Compensation Committee is governed by a charter which was adopted by the Board on December 30, 2007. A copy of the charter of the Compensation Committee is available on our website, at www.ntscom.com.

The Compensation Committee reviews and recommends to the Board the corporate goals and objectives relevant to the compensation of, among others, the Chairman of the Board, our Chief Executive Officer, our Chief Financial Officer and other executive officers, evaluates such officers’ performance in light of those goals and objectives, and recommend to the Board such officers’ compensation level based on this evaluation. When it deems necessary, the Compensation Committee consults with executive officers to determine the amount of and the form of executive and director compensation. The Compensation Committee has full authority to hire independent compensation consultants and other professionals to assist in the design, formulation, analysis and implementation of compensation programs for our executive officers. The Compensation Committee did not engage compensation consultants during the fiscal year ended December 31, 2011.

During the fiscal year ended December 31, 2011, the Compensation Committee held one meeting. All incumbent directors serving on the Compensation Committee attended the meeting.

Audit Committee Financial Expert

The Board has determined that Mr. Arie Rosenfeld is an “audit committee financial expert” as that term is defined by the Commission and the NYSE Amex, and is “independent” from our management as that term is defined under the NYSE Amex rules.

Stockholder Communications with the Board

We have not implemented a policy or procedure by which our stockholders can communicate directly with our directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe we are responsive to stockholder communications, and therefore we have not considered it necessary to adopt a formal process for stockholder communications with the Board. During the upcoming year the Board will continue to monitor whether it would be appropriate to adopt such a process.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2011, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

Code of Conduct and Ethics

Our Audit Committee has adopted and approved a Code of Conduct and Ethics (the “Code”) to apply to all of our directors, officers and employees. The Code, which was ratified by the Board, is intended to promote ethical conduct and compliance with laws and regulations, to provide guidance with respect to the handling of ethical issues, to implement mechanisms to report unethical conduct, to foster a culture of honesty and accountability, to deter wrongdoing and to ensure fair and accurate financial reporting. The Code became effective on August 15, 2006.

The Code was previously filed on a Current Report on Form 8-K which we filed with the Commission on August 15, 2006, and is also available on our website at www.ntscom.com. A copy of the Code will be provided at no cost upon written request to: NTS, Inc. 5307 W Loop 289 Lubbock, TX 79414 USA.

Whistleblower Policy

Our Board adopted a whistleblower policy (the “Whistleblower Policy”) effective as of August 15, 2006 and amended on May 9, 2007. The Whistleblower Policy establishes procedures for employees, stockholders, or other interested parties of the Company to submit accounting, audit, legal or regulatory concerns. The Whistleblower Policy provides for submission of such concerns to the Audit Committee or designated members of management who will forward the concern to the Audit Committee. After consulting with management of the Company, the Audit Committee will then determine whether to investigate the concerns and forward that determination to the CEO and management of the Company. The Whistleblower Policy stipulates that the Audit Committee and management may not discriminate or retaliate against an individual who submits such concerns. The Whistleblower Policy is available on our website at www.ntscom.com or a copy will be provided at no cost upon written request to: NTS, Inc. 5307 W Loop 289 Lubbock, TX 79414 USA.

Insider Trading Policy

Our Board adopted an insider trading policy (the “Insider Trading Policy”) effective as of January 26, 2011. The Insider Trading Policy establishes guidelines and procedures for the trading of Company securities by officers, directors, employees and consultants (“Insiders”). Among others, the Insider Trading Policy establishes prohibitions on insider trading, tipping, short term trading and short sales; provides for quarterly black-out restrictions on trading and guidelines for establishment of Rule 10b5-1 trading plans. The Insider Trading Policy encourages Insiders who wish to trade in Company securities to consult with the General Counsel of the Company prior to trading. The Insider Trading Policy is available on our website at www.ntscom.com or a copy will be provided at no cost upon written request to: NTS, Inc. 5307 W Loop 289 Lubbock, TX 79414 USA.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes all compensation received for services rendered to the Company during the fiscal years ended December 31, 2010 and 2011 by our Chairman of the Board, Chief Executive Officer and Chief Financial Officer who were serving as our executive officers at December 31, 2010 and 2011 (collectively, our “Named Executive Officers”).

Summary Compensation Table
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Abraham Keinan, Former Chairman of the Board	2010	42,193	(1)	-	-	-		169,272	(2)	-	12,171	(3)	223,636
Guy Nissenson, Chairman of the Board, President, and CEO	2011	100,789	(4)	-	-	294,386	(5)	329,961	(6)	-	9,449	(7)	734,585
	2010	100,789	(4)	-	-	294,386	(5)	329,961	(6)	-	9,449	(7)	734,585
Niv Krikov, Treasurer, CFO, Principal Accounting Officer and Director	2011	209,193	(8)	-	-	107,049	(9)	-		-	-		316,242
	2010	209,193	(8)	-	-	107,049	(9)	-		-	-		316,242

(1)
Salary paid to Mr. Keinan by our former UK based wholly owned subsidiary, Swiftnet Limited (“Swiftnet”), in connection with his employment as Chairman of the Board of Swiftnet. The amount shown in the table above for 2010 was paid in British Pound Sterling (£28,000) and has been translated into U.S. dollars using the average rate of exchange of the U.S. dollar during 2010. On July 29, 2010, we completed the sale of Swiftnet (and our other UK subsidiaries) to AMIT K LTD., a company registered in England & Wales which at that time was wholly owned and controlled by Mr. Keinan.

(2)
On March 28, 2007, we entered into a consulting agreement with Mr. Keinan, effective as of January 1, 2007 (the “Keinan Consulting Agreement”). The Keinan Consulting Agreement provided that Mr. Keinan shall render us advisory, consulting and other services in relation to our business and operations (excluding our business and operations in the UK). In consideration of the performance of the services pursuant to the Keinan Consulting Agreement, we agreed to pay Mr. Keinan a monthly fee of £10,000 ($15,470) which was increased by the Board, following the recommendation of the Audit Committee and the Compensation Committee, to £16,000 ($24,752) effective as of June 1, 2008. The amount shown reflects the eligibility of Mr. Keinan pursuant to the Keinan Consulting Agreement. As of December 31, 2009 there was an outstanding balance of $79,388 which was paid during March 2010. The Keinan Consulting Agreement was terminated on July 29, 2010, upon the consummation of the disposition of our UK Subsidiaries. Effective September 19, 2010, Mr. Keinan was replaced as Chairman of our Board by Mr. Itzhak Almog. Mr. Keinan resigned from our Board effective March 1, 2011.

(3)
Under the Keinan Consulting Agreement, we acknowledged that in order to render the services pursuant to the Keinan Consulting Agreement, Mr. Keinan may be required to travel frequently around the world. Therefore, in order to enable Mr. Keinan to have a normal family life we agreed to bear certain expenses which are related to Mr. Keinan's spouse. The amount shown for 2010 reflects payments for a leased car for Mr. Keinan’s use in 2010.

(4)
Salary paid to Mr. Nissenson by our former UK based wholly owned subsidiary, Swiftnet, in connection with his employment as Director of Business Development. The amount shown in the table above for 2010 was paid in British Pound Sterling (£12,000) and has been translated into U.S. dollars using the average rate of exchange of the U.S. dollar during 2010. Mr. Nissenson's employment with Swiftnet was terminated by mutual agreement, effective April 1, 2010. On June 30, 2010, we and Mr. Nissenson entered into a new employment agreement (the “2010 Employment Agreement”), pursuant to which Mr. Nissenson is employed by us as our President and CEO, effective as of April 1, 2010. Pursuant to the Employment Agreement, Mr. Nissenson was paid an annual gross salary of $78,000 in equal monthly payments of $6,500 each. The 2010 Employment Agreement will terminate on April 1, 2012, as more fully described in Section A under Item 13 below.

(5)
On February 15, 2010, Mr. Nissenson was granted, under and subject to our 2007 Stock Incentive Plan (the “2007 Plan”), options to purchase 1,500,000 shares of our Common Stock, fully vested, exercisable at $1.10 per share and expiring five years from the date of grant. In connection with the consummation of our Rights Offering on November 2, 2011, Mr. Nissenson was granted, under and subject to our 2004 Stock Option Plan (the “2004 Plan”), options to purchase 1,642,379 shares of our Common Stock, fully vested, exercisable at $1.10 per share and expiring five years from the date of grant.

(6)
On March 28, 2007, we entered into a consulting agreement with Mr. Nissenson, effective as of January 1, 2007 (the “Nissenson Consulting Agreement”). In consideration of the performance of the services pursuant to the Nissenson Consulting Agreement, we agreed to pay Mr. Nissenson a monthly fee of £10,000 ($15,470) which was increased to £16,000 ($24,752) effective as of June 1, 2008, and further increased in accordance with the First Amendment to the Nissenson Consulting Agreement described below. Mr. Nissenson invoiced us at the end of each calendar month, and we made the monthly payments immediately upon receipt of such invoices. The amount shown reflects the eligibility of Mr. Nissenson pursuant to the Nissenson Consulting Agreement. As of December 31, 2009 there was an outstanding balance of $78,971 which was paid during January 2010. On June 30, 2010, we and Mr. Nissenson entered into a First Amendment to the Nissenson Consulting Agreement, effective as of April 1, 2010 (the “First Amendment”). The First Amendment amended certain terms of the Nissenson Consulting Agreement, including, but not limited to, the monthly fee which had been amended to $28,500 per month. The Nissenson Consulting Agreement (as amended by the First Amendment) will terminate on April 1, 2012, as more fully described in Section A under Item 13 below.

(7)
Under the Nissenson Consulting Agreement (as amended by the First Amendment), we acknowledged that in order to render the services pursuant to the Nissenson Consulting Agreement, Mr. Nissenson may be required to travel frequently around the world. Therefore, in order to enable Mr. Nissenson to have a normal family life we agreed to bear certain expenses which are related to Mr. Nissenson's spouse and children. The amounts shown in the table above reflect airfare expenses incurred by us for the travels of Mr. Nissenson’s wife and children during 2010 and 2011.

(8)
On July 1, 2009, NTS Communications and Mr. Krikov entered into an employment agreement. Mr. Krikov’s employment with NTSC commenced on August 17, 2009, and unless extended by the parties shall terminate on July 31, 2012.

(9)
On February 15, 2010, Mr. Krikov was granted, under and subject to our 2007 Plan, options to purchase 400,000 shares of our Common Stock, exercisable at $1.10 per share and expiring seven years from the grant date. 25% of the options vested 12 months from the date of grant. The remaining 75% of the options shall vest over four years in equal quarterly installments beginning 15 months from the date of grant. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest. In connection with the consummation of our Rights Offering on November 2, 2011, Mr. Krikov was granted, under and subject to our 2007 Plan, options to purchase 391,212 shares of our Common Stock, exercisable at $1.10 per share and expiring seven years from the grant date. 37.5% of the options vested on the date of grant. The remaining 62.5% of the options shall vest in equal installments over a period of ten quarters with the first quarterly installment vesting on November 14, 2011. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table sets forth certain information concerning option awards and stock awards held by our Named Executive Officers as of December 31, 2011. Our Named Executive Officers did not hold any stock awards as of December 31, 2011.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Guy Nissenson	1,500,000	(1)	–		–	1.10	February 15, 2015	–	–	–	–
	1,642,379	(2)				1.10	November 2, 2016
Niv Krikov	175,000		225,000	(3)	–	1.10	February 15, 2017	–	–	–	–
	171,156		220,056	(4)		1.10	November 2, 2018

(1)
On February 15, 2010, Mr. Nissenson was granted, under and subject to our 2007 Plan options to purchase 1,500,000 shares of our Common Stock, fully vested, exercisable at $1.10 per share and expiring five years from the date of grant. In connection with the consummation of our Rights Offering on November 2, 2011, Mr. Nissenson was granted, under and subject to our 2004 Plan, options to purchase 1,642,379 shares of our Common Stock, fully vested, exercisable at $1.10 per share and expiring five years from the date of grant

(2)
In connection with the consummation of our Rights Offering on November 2, 2011, Mr. Nissenson was granted, under and subject to our 2004 Plan, options to purchase 1,642,379 shares of our Common Stock, fully vested, exercisable at $1.10 per share and expiring five years from the date of grant.

(3)
On February 15, 2010, Mr. Krikov was granted, under and subject to our 2007 Plan, options to purchase 400,000 shares of our Common Stock, exercisable at $1.10 per share and expiring seven years from the grant date. 25% of the options vested 12 months from the date of grant. The remaining 75% of the options shall vest over four years in equal quarterly installments beginning 15 months from the date of grant. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest.

(4)
In connection with the consummation of our Rights Offering on November 2, 2011, Mr. Krikov was granted, under and subject to our 2007 Plan, options to purchase 391,212 shares of our Common Stock, exercisable at $1.10 per share and expiring seven years from the grant date. 37.5% of the options vested on the date of grant. The remaining 62.5% of the options shall vest in equal installments over a period of ten quarters with the first quarterly installment vesting on November 14, 2011. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest.

Employment Agreements; Termination of Employment and Change-in-Control Arrangements

Executive Officers

Guy Nissenson

The employment arrangements of Mr. Guy Nissenson, our Chairman of the Board, President, and Chief Executive Officer are described in detail in Section A under Item 13 below.

Niv Krikov

Effective August 13, 2007, we elected Mr. Niv Krikov, who was serving as our Vice President Finance and Principal Accounting Officer, to serve as our Treasurer and Chief Financial Officer. Following this election, Mr. Krikov no longer serves as Vice President Finance. For his positions of Treasurer, Chief Financial Officer and Principal Accounting Officer, Mr. Krikov was entitled to the following employment terms (the “August 2007 Arrangement”): A monthly gross salary of NIS 33,000 (approximately $8,841) (the “Salary”); Executive insurance - we allocated 13.3% of the Salary (8.3% for severance payments and 5% for remuneration), and Mr. Krikov allocated 5% of the Salary. The insurance included a loss of working capacity coverage (up to 2.5%) that we paid; Continuing education fund - we allocated 7.5% of the Salary and Mr. Krikov allocated 2.5% of the Salary; a Company car, including fuel expenses; a Company mobile phone; 19 days of paid vacation per each employment year. Recuperation payments as provided by the applicable collective agreement in Israel. In addition, Mr. Krikov was entitled to be granted options to purchase a certain amount of shares of our Common Stock as to be recommended by our Chief Executive Officer and approved by the Board. The August 2007 Arrangement was terminated on August 13, 2009.

On July 1, 2009, NTS Communications (“NTSC”) entered into an employment agreement (the “NTSC Employment Agreement”) with Mr. Krikov, pursuant to which Mr. Krikov will serve as Executive Vice President of NTSC. Mr. Krikov’s employment with NTSC commenced on August 17, 2009, and unless extended by the parties shall terminate on July 31, 2012. The term of employment may be renewed by mutual agreement for additional one-year terms. In connection with this event, Mr. Krikov relocated from Israel to Lubbock, Texas. Mr. Krikov’s relocation and the terms of the NTSC Employment Agreement were approved by our Board upon the recommendation of the Compensation Committee and were also approved by NTSC’s Board of Directors.

Under the terms of the NTSC Employment Agreement, Mr. Krikov will be paid an annual salary of $90,800, a per diem allowance at a monthly rate of $4,100, and will be eligible to participate in and receive benefits under the applicable NTSC benefit plans for similarly situated employees. Additionally, NTSC has agreed to bear expenses for housing and a motor vehicle for Mr. Krikov and his family, including all expenses associated therewith, as well as travel expenses and medical and life insurance coverage.

On February 15, 2010, Mr. Krikov was granted, under and subject to our 2007 Plan, options to purchase 400,000 shares of our Common Stock. The options are exercisable at $1.10 per share and expiring seven years from the grant date. 25% of the options vested 12 months from the date of grant. The remaining 75% of the options shall vest over four years in equal quarterly installments beginning 15 months from the date of grant. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest.

On December 27, 2010 Mr. Krikov was elected as director of the Company.

In connection with the consummation of our Rights Offering on November 2, 2011, Mr. Krikov was granted, under and subject to our 2007 Plan, options to purchase 391,212 shares of our Common Stock, exercisable at $1.10 per share and expiring seven years from the grant date. 37.5% of the options vested on the date of grant. The remaining 62.5% of the options shall vest in equal installments over a period of ten quarters with the first quarterly installment vesting on November 14, 2011. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest.

Significant Employees

Brad Worthington and Jerry Hoover

Effective as of February 26, 2008, NTS Communications (“NTSC”) entered into employment agreements (the “Employment Agreements”) with Brad Worthington, who, prior to our acquisition of NTSC, served as NTSC’s Executive Vice President - Chief Operating Officer, and Jerry Hoover, who, prior to our acquisition of NTSC, served as NTSC’s Executive Vice President - Chief Financial Officer (each an “NTSC Officer,” and collectively the “NTSC Officers”). The Employment Agreements provide for continued employment of the NTSC Officers with NTSC in their respective capacities, and are for five-year terms each.

The Employment Agreements provide for initial annual salaries of $243,840, and annual salaries (not less than the initial annual salary) to be determined by NTSC’s Board of Directors for each year of employment thereafter. In addition, the Employment Agreements provide that the NTSC Officers are entitled to one-time signing bonuses in the amount of $243,840 on the effective date of the Employment Agreements.

Pursuant to the terms of the Employment Agreements, the NTSC Officers were granted the following stock option awards under the our 2007 Plan: (i) on February 26, 2008 - each of Messrs Worthington and Hoover was granted options to purchase 400,000 shares of our Common Stock. Each option is immediately exercisable, expiring five years from the grant date, and has an exercise price of $2.794, which is 10% over the average closing price of our Common Stock for the ten trading days immediately preceding August 22, 2007, the execution date of the agreement to purchase NTSC; and (ii) On February 26, 2010, at the end of the NTSC Officer’s second year of employment - each NTSC Officer was granted options to purchase 267,000 shares of our Common Stock. Each option is immediately exercisable at $5.00 per share, and will expire five years from the grant date.

The Employment Agreements may be terminated upon the death of the NTSC Officers, for cause (immediately upon notice from NTSC to the NTSC Officer), for good reason (following thirty days’ prior notice from NTSC to the NTSC Officer), for any reason other than for good reason, or upon the disability of the NTSC Officer, each as defined in the Employment Agreements. The NTSC Officers are entitled to the following payments upon such termination:

1. If the NTSC Officer terminates the Employment Agreement for good reason, NTSC will pay the NTSC Officer his salary for the remainder of the employment term, except that if the NTSC Officer obtains other employment during that time, such salary payments will be reduced by the amount received with respect to such other employment.

2. If the NTSC Officer terminates the employment for any reason other than for good reason, the NTSC Officer will be entitled to receive his salary only through the date such termination is effective, and any unexercised vested options to purchase our Common Stock and rights to receive any additional options to purchase our Common Stock shall be cancelled.

3. If NTSC terminates the Employment Agreement for cause, the NTSC Officer will be entitled to receive his salary through the date such termination is effective, and any options for our Common Stock issued in any year subsequent to Employment Year 1 shall be cancelled.

4. If the Employment Agreement is terminated because of the NTSC Officer’s death, the NTSC Officer will be entitled to receive his salary through the end of the calendar month in which his death occurs, and any right to receive any additional options to purchase our Common Stock shall be cancelled.

5. If the Employment Agreement expires after the performance of the full term and NTSC and the NTSC Officer cannot agree on the terms for an extension of the Employment Agreement or a new employment agreement to replace the Employment Agreement, and the NTSC Officer terminates employment, then the NTSC Officer will be entitled to receive as severance pay his salary for a period of three months following the date of such termination.

6. If the Employment Agreement is terminated by either party as a result of the NTSC Officer’s disability, NTSC will pay the NTSC Officer his salary through the remainder of the calendar month during which such termination is effective and any right to receive any additional options for our Common Stock shall be cancelled.

In the event of any termination of employment by the NTS Officers for any reason other than death, disability or for good reason, the NTSC Officers have agreed to pay to NTSC the following amounts as liquidated damages:

Employment Year during which such termination occurs:	Mr. Worthington	Mr. Hoover
Year 5 (2013)	$97,536	$97,536

The NTSC Officers are permitted to participate in such life insurance, hospitalization, major medical, and other executive benefit plans of NTSC that may be in effect from time to time. However, the NTSC Officers’ accrual of, or participation in plans providing for, such benefits will cease on the effective date of the termination of the Employment Agreement, and the NTSC Officer will be entitled to accrued benefits pursuant to such plans only as provided in such plans.

The NTSC Officers have also agreed to confidentiality and non-disclosure of confidential information during and following the employment period, as well as customary non-competition and non-interference for the greater of (i) five years from the date of the Employment Agreement or (ii) the employment period and for a period of two years following the date that the employment ends.

The Employment Agreements also provide piggyback registration rights for the NTSC Officers from the effective date of the Employment Agreement through the expiration or termination of the Employment Agreements, to register for resale the shares of our Common Stock they own as a result of exercising any of the options granted pursuant to the Employment Agreements. The shares underlying the abovementioned options were subsequently registered for resale, on a Registration Statement on Form S-8 which we filed with the SEC (File No. 333- 158495) on April 8, 2009.

Effective as of December 3, 2009, Mr. Worthington was appointed as President, Chief Executive Officer and Chief Operating Officer of NTSC. The terms of his Employment Agreements were not altered.

On February 15, 2010, we granted to Mr. Worthington, under and subject to our 2007 Plan, options to purchase 215,000 shares of our Common Stock, exercisable at $1.10 per share and expiring seven years from the grant date. 25% of the options vested 12 months from the date of grant. The remaining 75% of the options shall vest over four years in equal quarterly installments beginning 15 months from the date of grant.

In connection with the consummation of our Rights Offering on November 2, 2011, Mr. Worthington was granted, under and subject to our 2007 Plan, options to purchase 274,646 shares of our Common Stock, exercisable at $1.10 per share and expiring seven years from the grant date. 143,223 of these options vested on the date of grant and the remaining 131,423 options shall vest in equal installments over a period of ten quarters with the first quarterly installment vesting on November 14, 2011. Mr. Hoover was granted, under and subject to our 2007 Plan, options to purchase 64,369 shares of our Common Stock, fully vested, exercisable at $1.10 per share and expiring seven years from the grant date.

Director Compensation for 2011

Compensation for Board Services and Reimbursement of Expenses

We compensate our Independent Directors who serve on our Board or any committee’s thereof (each, a “Committee”) for participation at meetings of the Board and Committees, pursuant to the following schedule: (a) $1,000 (plus VAT, if applicable) per calendar month, for up to two meetings per calendar month; plus (b) $250 for each additional meeting of the Board or Committee at which such Independent Director is physically present; plus (c) $100 for each additional meeting of the Board or Committee at which such Independent Director participates via telephone or video conference. Each Director shall receive $1,000 per month payable on a quarterly basis, and a reconciliation shall be made at the end of each quarter to determine the additional amounts due to each director pursuant to clauses (b) and (c) above; provided, however, that (1) if fewer than two meetings are held during any one calendar month, the balance of such meetings will be carried forward as a credit for succeeding months against payments under clauses (b) and (c) (the “Credit”); and (2) the Credit shall be reset to zero at the beginning of each fiscal year. For example, if one meeting is held in January, two meetings are held in February, and three meetings are held in March, the Independent Directors will not receive any additional payments under clauses (b) and/or (c); however if one meeting is held in January, two meetings are held in February, and four meetings are held in March, the Independent Directors will receive one additional payment under clauses (b) and/or (c), as applicable.

The following table reflects all compensation awarded to or earned by our directors for the fiscal year ended December 31, 2011.

Name	Fees Earned ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Itzhak Almog (1)	12,000	8,600	41,030	-	-	-	20,600
Guy Nissenson (2)	-	-	-	-	-	-	-
Niv Krikov (2)	-	-	-	-	-	-	-
Shemer S. Schwarz (3)	12,000	8,687	41,030	-	-	-	20,687
Israel Singer (4)	12,000	8,561	41,030	-	-	-	20,561
Arie Rosenfeld (5)	12,000	10,980	41,030	-	-	-	22,980
Timothy M. Farrar (6)	12,000	8,600	-	-	-	-	20,600

(1)
Mr. Almog had been a member of our Board from May 18, 2006 until march 12, 2012. As of December 31, 2011, Mr. Almog held: (i) 25,000 options, fully vested at an exercise price of $3.50 per share and with expiration date of October 30, 2012; (ii) 90,000 options, fully vested, at an exercise price of $1.22 per share and with expiration date of September 20, 2015; and (iii) 76,929 options, fully vested, at an exercise price of $1.10 per share and with expiration date of November 2, 2018. Mr. Almog waived his right to $12,000 in cash fees earned for the fiscal year ended December 31, 2011.

(2)
We do not compensate directors who are also employed by us for their services on the Board. Accordingly, Messrs Nissenson and Krikov did not receive any compensation for their services on our Board during the fiscal year ended December 31, 2011.

(3)
As of December 31, 2011, Mr. Schwarz held: (i) 90,000 options, fully vested, at an exercise price of $1.22 per share and with expiration date of September 20, 2015; and (ii) 76,581 options, fully vested, at an exercise price of $1.10 per share and with expiration date of November 2, 2018.

(4)
As of December 31, 2011, Mr. Singer held: (i) 20,000 options, fully vested at an exercise price of $3.50 per share, and with expiration date of June 5, 2013; (ii) and 90,000 options, fully vested, at an exercise price of $1.22 per share and with expiration date of September 20, 2015; (iii) 77,703 options, fully vested, at an exercise price of $1.10 per share and with expiration date of November 2, 2018.

(5)
As of December 31, 2011, Mr. Rosenfeld held: (i) 90,000 options, fully vested, at an exercise price of $1.22 per share and with expiration date of September 20, 2015; and (ii) 76,581 options, fully vested, at an exercise price of $1.10 per share and with expiration date of November 2, 2018.

(6)
As of December 31, 2011, Mr. Farrar held: (i) 90,000 options, vesting in equal installments over a period of nine months with the first quarterly installment vesting on January 15, 2012, at an exercise price of $1.22 per share and with expiration date of December 15, 2016; and (ii) 76,581 options, fully vested, at an exercise price of $1.10 per share and with expiration date of December 15, 2018.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 20, 2012, certain information with respect to the beneficial ownership of our Common Stock by each stockholder known to us to be the beneficial owner of more than five percent of our Common Stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the Common Stock, except as otherwise indicated. Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information filed with the SEC and/or furnished to us by each person, using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose or to direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement which could result in a change in control of our Company.

The following table assumes, based on our stock records, that there are 41,186,596 shares issued and outstanding as of March 20, 2012.

Name, Title & Address of Beneficial Owner	Amount of Beneficial Ownership (Common Stock)	Nature of Ownership	Percent of Class
Guy Nissenson (1)(2) Chairman of the Board, President, and Chief Executive Officer 3A Finchley Park London N12 9JS United Kingdom	7,730,356	Direct/Indirect	17.44%

Niv Krikov (3) Treasurer, Chief Financial Officer, Principal Accounting Officer and Director 7908 Vicksburg Ave. Lubbock, TX 79424 United States	445,058	Direct	1.07%
Shemer S. Schwarz (4) Director 43 Vitkin St. Ramat Hasharon Israel	242,142	Direct	0.59%
Israel Singer (5) Director 63 Ben Eliezer St. Ramat Gan Israel	187,703	Direct	0.45%
Arie Rosenfeld (6) Director 9, Clos de Wagram 1180 Brussels Belgium	166,581	Direct	0.40%
Timothy M. Farrar (7) Director 572 South Oak Park Way, Redwood City, CA 94062 United States	126,581	Direct	0.31%
Richard L. Scott (8) 568 9th Street S., Suite 276, Naples, FL 34102 United States	5,811,966	Indirect	13.84%
Gagnon Securities LLC (9)(10) 1370 Ave. of the Americas, Suite 2400 New York, NY 10019 United States	1,582,366	Indirect	3.83%
Neil Gagnon (9)(10) 1370 Ave. of the Americas, Suite 2400 New York, NY 10019 United States	3,305,088	Direct/Indirect	7.96%
Mr. Blair E. Sanford and Burlingame Asset Management, LLC (11) 1 Market Street Spear Street Tower, Suite 3750 San Francisco, CA 94105 United States	8,311,436	Indirect	19.99%

Windcrest Partners Public Investments, LP, Windcrest Partners Public Investments GP, LLC, Windcrest Partners Investments Management LLC and James H. Gellert (12) 750 3rd Avenue, 33rd Floor New York, NY 10017 United States	2,530,012	Direct/Indirect	6.14%
Leslie J. Schreyer, as Trustee under Trust Agreement dated December 23, 1989 FBO the issue of Jonathan D. Sackler (13) c/o Chadbourne & Parke LLP 30 Rockefeller Plaza New York, New York 10112 Attention: Leslie J. Schreyer	3,900,000	Direct	9.47%
Manchester Management Company, LLC James E. Besser (14) 131 Charles Street, 1st Floor Boston, Massachusetts 02114 United States	2,254,720	Indirect	5.47%
Directors and Executive Officers as a group (6 persons)	8,898,421	Direct/Indirect	19.59%

(1) Mr. Guy Nissenson holds 3,222,165 shares of our Common Stock and has direct beneficial ownership of 3,142,379 shares of our Common Stock issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report. On February 15, 2010, Mr. Nissenson was granted, under and subject to our 2007 Plan, 1,500,000 options on the following terms: exercise price - $1.10 per share, vesting - on the grant date, expiration - five years from the grant date. In connection with the consummation of our Rights Offering on November 2, 2011, Mr. Nissenson was granted, under and subject to our 2004 Plan, 1,642,379 options on the following terms: exercise price - $1.10 per share, vesting - on the grant date, expiration - five years from the grant date. In addition, certain stockholders provided Mr. Nissenson with irrevocable proxies representing a total of 250,000 shares of our Common Stock. Mr. Nissenson is deemed to be a beneficial owner of the foregoing 250,000 shares of our Common Stock.

(2) On July 29, 2010, a certain Voting Agreement dated September 28, 2004 between Mr. Abraham Keinan, Mr. Nissenson and Campbeltown Business Ltd, an entity owned and controlled by Mr. Nissenson and his family was terminated, and was simultaneously replaced with a written appointment by Mr. Keinan of Mr. Nissenson, to act as Mr. Keinan’s proxy in respect of all shares of our Common Stock that Mr. Keinan owns or holds, now or in the future, directly and/or indirectly, or over which Mr. Keinan has proxy authority (the “Keinan Proxy”). The Keinan Proxy is irrevocable, and subject to NRS 78.355, will remain in effect for as long as Mr. Nissenson is the record or beneficial holder of 100,000 or more shares of our Common Stock or is a director or an executive officer of the Company. Considering the Keinan Proxy, Mr. Nissenson is deemed to be a beneficial owner of 824,636 shares of our Common Stock which are owned by Mr. Keinan. In addition, certain stockholders provided Mr. Keinan with irrevocable proxies representing a total of 291,176 shares of our Common Stock. Considering the Keinan Proxy, Mr. Nissenson is deemed to be a beneficial owner of the foregoing 291,176 shares of our Common Stock.

(3) Mr. Niv Krikov has direct beneficial ownership of 445,058 shares of our Common Stock issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report. On February 15, 2010, Mr. Krikov was granted, under and subject to our 2007 Plan, 400,000 options on the following terms: exercise price - $1.10 per share, vesting - 25% of the options vested 12 months from the date of grant. The remaining 75% of the options shall vest over four years in equal quarterly installments beginning 15 months from the grant date. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest. Expiration date - seven years from the grant date. In connection with the consummation of our Rights Offering on November 2, 2011, Mr. Krikov was granted, under and subject to our 2007 Plan, 391,212 options exercisable at $1.10 per share and expiring seven years from the grant date. 37.5% of the options vested on the date of grant. The remaining 62.5% of the options shall vest in equal installments over a period of ten quarters with the first quarterly installment vesting on November 14, 2011. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest.

(4) Mr. Shemer S. Schwarz holds 75,561 shares of our Common Stock and has direct beneficial ownership of 166,581 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report. On September 20, 2010, Mr. Schwarz was granted, under and subject to our 2007 Plan, 90,000 options on the following terms: exercise price - $1.22 per share, vesting - 10,000 options per month until all options are vested after 9 months from the grant date, expiration - five years from the grant date. In connection with the consummation of the Rights Offering, on November 2, 2011, Mr. Schwarz was granted, under and subject to our 2007 Plan, 76,581 options on the following terms: exercise price - $1.10 per share, vesting - on the grant date, expiration - seven years from the grant date.

(5) Mr. Israel Singer has direct beneficial ownership of 187,703 shares of our Common Stock issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report. On June 5, 2007, Mr. Singer was granted, under and subject to our 2004 Plan, 20,000 options on the following terms: exercise price - $3.5 per share, vesting - 12 month from the grant date, expiration - five years from the vesting date. On September 20, 2010, Mr. Singer was granted, under and subject to our 2007 Plan, 90,000 options on the following terms: exercise price - $1.22 per share, vesting - 10,000 options per month for 9 months from the grant date, expiration - five years from the grant date. In connection with the consummation of our Rights Offering on November 2, 2011, Mr. Singer was granted, under and subject to our 2007 Plan, 76,581 options and under and subject to our 2004 Plan 1,122 options on the following terms: exercise price - $1.10 per share, vesting - on the grant date, expiration - seven years from the grant date.

(6) Mr. Arie Rosenfeld has direct beneficial ownership of 166,581 shares of our Common Stock issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report. On September 20, 2010, Mr. Rosenfeld was granted, under and subject to our 2007 Plan, 90,000 options on the following terms: exercise price - $1.22 per share, vesting - 10,000 options per month for 9 months from the grant date, expiration - five years from the grant date. In connection with the consummation of our Rights Offering, on November 2, 2011, Mr. Rosenfeld was granted, under and subject to our 2007 Plan, 76,581 options on the following terms: exercise price - $1.10 per share, vesting - on the grant date, expiration - seven years from the grant date.

(7) Mr. Timothy M. Farrar has direct beneficial ownership of 126,581 shares of our Common Stock issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report. On December 15, 2011, Mr. Farrar was granted, under and subject to our 2007 Plan: (i) 90,000 options on the following terms: exercise price - $1.22 per share, vesting - 10,000 options per month, beginning on January 15, 2012 and until all options are vested after nine months from date of grant, expiration - five years from the grant date; (ii) 76,581 options on the following terms: exercise price - $1.10 per share, vesting - on the grant date, expiration - seven years from the grant date.

(8) Mr. Richard L. Scott (“Mr. Scott”) may be deemed to beneficially own 5,011,966 shares of Common Stock, which are owned collectively by a family partnership controlled by his spouse, a revocable trust for the benefit of his spouse, and a blind trust for the benefit to Mr. Mr. Scott’s blind trust may also be deemed to beneficially own a warrant owned by XFN-RLSI Investments, LLC, located at 568 9th Street S., Suite 276, Naples, FL 34102, to purchase an additional 800,000 shares of Common Stock, for aggregate beneficial ownership of 5,811,966 shares. Mr. Scott’s blind trust is the controlling member of XFN-RLSI Investments, LLC. The table reflects beneficial ownership of all shares and including shares underlying the warrant.

(9) Gagnon Securities LLC (“GS”), an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended, in its role as investment manager to several customer accounts, foundations, partnerships and trusts (collectively, the “Accounts”) to which it furnishes investment advice may be deemed to beneficially own 1,582,366 shares of our Common Stock (which include 82,102 shares issuable upon exercise of warrants) held in the Accounts. GS shares voting power with Mr. Neil Gagnon (“Mr. Gagnon”), the managing member and principal owner of GS, with respect to 1,344,220 shares of our Common Stock (which include shares issuable upon exercise of warrants - “Underlying Shares”) held in the Accounts, and shares dispositive power with Mr. Gagnon with respect to 1,450,183 shares of our Common Stock (which include Underlying Shares) held in the Accounts. GS shares voting and dispositive power with certain persons other than Mr. Gagnon with respect to 132,183 shares of our Common Stock (which include Underlying Shares) held in the Accounts. GS expressly disclaims beneficial ownership of all securities held in the Accounts. No single client’s interest as reported in the Accounts exceeds 5% of our Common Stock.

(10) In addition to the securities held in the Accounts over which Mr. Gagnon shares voting and/or dispositive power with GS, Mr. Gagnon may be deemed to beneficially own 3,305,088 shares of our Common Stock (which include 352,086 shares issuable upon exercise of warrants) in a private investment fund (the “Fund”), in personal accounts (the “Personal Accounts”), and in foundations, partnerships and trusts (the “Other Accounts”). Mr. Gagnon has sole voting power and sole dispositive power with respect to 2,532,211 shares of our Common Stock (which include Underlying Shares) held collectively in the Fund and the Personal Accounts, comprised of 1,537,211 shares of our Common Stock (which include Underlying Shares) held in the Fund and 995,000 shares of our Common Stock (which include Underlying Shares) held in the Personal Accounts, and he shares voting power and dispositive power with certain persons other than GS with respect to 772,877 shares of our Common Stock (which include Underlying Shares) held in the Other Accounts. Except for shares of Common Stock held in the Personal Accounts, Mr. Gagnon expressly disclaims beneficial ownership of all securities held in the Accounts, the Other Accounts and the Fund.  Other than the Fund, no single client’s interest as reported in the Other Accounts exceeds 5% of our Common Stock.

(11) Burlingame Asset Management, LLC (“BAM”) is the general partner of each of Burlingame Equity Investors Master Fund, LP and Burlingame Equity Investors II, LP. (collectively, the “Funds”). Mr. Blair E. Sanford (“Mr. Sanford”) is the managing member of BAM. Mr. Sanford and BAM may each be deemed to beneficially own 8,311,436 shares of Common Stock (which includes 390,000 shares issuable upon exercise of warrants) which are owned by the Funds. Due to a 19.99% ownership limitation in the warrants, BAM, Mr. Sanford and the Funds disclaim beneficial ownership with respect to 560,000 shares of Common Stock underlying the warrants.

(12) Each of Windcrest Partners Public Investments, LP (“Windcrest LP”), Windcrest Partners Public Investments GP, LLC (“Windcrest GP”), Windcrest Partners Investment Management LLC (“Windcrest MGMT”) and James H. Gellert (“Mr. Gellert”) may be deemed to beneficially own 2,530,012 shares of Common Stock. Windcrest GP is the general partner of Windcrest LP. Mr. Gellert serves as managing member of each of Windcrest GP and Windcrest MGMT.

(13) According to a Schedule 13G filed with the Commission on September 30, 2011, as amended on February 14, 2012, Leslie J. Schreyer, as Trustee under Trust Agreement dated December 23, 1989 FBO the issue of Jonathan D. Sackler (the “Trust”) entered into a Joint Filing Agreement with Mr. Robert Averick (“Mr. Averick”) pursuant to which they have agreed to jointly file the Schedule 13G in accordance with the provisions of Rule 13d-1(k) of the Act and that said joint filing may thereafter be amended by further joint filings. Leslie J. Schreyer serves as sole Trustee of the Trust and has no pecuniary interest in the shares held by the Trust. Mr. Averick beneficially owns 198,234 shares of Common Stock jointly with his wife, Mickel Averick, for which they share voting and dispositive power. Mr. Averick is employed by Troy Capital, LLC, which acts as non-discretionary investment adviser to the Trust with respect to the shares of Common Stock beneficially owned by the Trust. Neither Mr. Averick nor Troy Capital, LLC has voting or dispositive control with respect to the shares of Common Stock beneficially owned by the Trust.

(14) Each of Manchester Management Company, LLC (“MMC”) and Mr. James E. Besser (“Mr. Besser”) may be deemed to beneficially own 2,254,720 shares of Common Stock for which they share voting and dispositive power. The shares are owned by advisory clients of MMC, none of which owns more than 5% of our shares of Common Stock. Mr. Besser is the Managing Member of MMC.

Equity Compensation Plans

The information with respect to our equity compensation plan is incorporated herein by reference to Item 5 of Part II above.

Changes in Control

As of the date of this Annual Report on Form 10-K, we are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

A.            Guy Nissenson Agreements

On March 6, 2012, we entered into an Employment and Severance Agreement (the “Employment and Severance Agreement”), to be effective as of April 1, 2012, with Guy Nissenson, our Chairman of the Board, President, CEO and significant shareholder. The Employment and Severance Agreement supersedes the following prior agreements between us and Mr. Nissenson: (i) Employment Agreement, dated June 30, 2010; (ii) Consulting Agreement, dated March 28, 2007, as amended on June 30, 2010; and (iii) Severance Agreement, dated September 20, 2010 (collectively, the “Prior Agreements”). The Prior Agreements and the Employment and Severance Agreement are described below.

1. Nissenson Consulting Agreement

Pursuant to a Board’s resolution dated December 25, 2006, on March 28, 2007, we and Mr. Nissenson entered into a consulting agreement, to be effective as of January 1, 2007 (the “Nissenson Consulting Agreement”).

The Nissenson Consulting Agreement provided that Mr. Nissenson would render to us advisory, consulting and other services in relation to our business and operations (excluding our business and operations in the United Kingdom).

In consideration of the performance of the Services pursuant to the Nissenson Consulting Agreement, we paid Mr. Nissenson a monthly fee of £10,000 ($15,420), which was increased by the Board following the recommendation of the Audit Committee and the Compensation Committee in accordance with the terms described below to £16,000 ($24,672) effective as of June 1, 2008 (the “Fee”), and further increased in accordance with the First Amendment to the Nissenson Consulting Agreement described below. Mr. Nissenson was to invoice us at the end of each calendar month and we made the monthly payment immediately upon receiving such invoice. Once a calendar year, and no later than December 15, our Board was to consider approving an increase to the Fee. Such Board approval was to be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee.  In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board were to take into account, among other factors, growth in our revenues and/or profits.

Our Board was to, from time to time, and not less than once a calendar year, consider approving a grant of success bonus to Mr. Nissenson (the “Bonus”). Such Board approval was to be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee. In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board were to take into account, among other factors, growth in our revenues and/or profits and/or successful completion of transactions or activities by us (such as, but not limited to, reorganization, mergers, acquisitions, capital raisings and cost cuts). Any Board member, except Mr. Nissenson, may, at any time and from time to time, initiate a Bonus grant to Mr. Nissenson, and in such an event the approving process shall be set in motion.

Mr. Nissenson waived his bonuses for fiscal years 2007 through 2011 to which he was entitled pursuant to this provision.

The Nissenson Consulting Agreement provided that Mr. Nissenson would be granted options or rights to purchase shares of our common stock upon our adoption of a stock or option plan, subject to Board and Audit Committee approval.  On February 15, 2010, Mr. Nissenson was granted, under and subject to our 2007 Plan, options to purchase 1,500,000 shares of our Common Stock, fully vested, exercisable at $1.10 per share and expiring five years from the date of grant. In connection with the consummation of our Rights Offering on November 2, 2011, Mr. Nissenson was granted, under and subject to our 2004 Plan, options to purchase 1,642,379 shares of our Common Stock, fully vested, exercisable at $1.10 per share and expiring five years from the date of grant.

In addition to the Fee and the Bonus, we were to pay directly and/or reimburse Mr. Nissenson for his Expenses. For the purposes of the Nissenson Consulting Agreement, the term “Expenses” meant any and all amounts actually paid by us and/or by Mr. Nissenson, and/or to be paid by Mr. Nissenson at his direction, including, without limitation (i) costs associated with telecommunication services and products, and (ii) costs associated with transportation and/or travel (including, but not limited to, by plane, train, rented car and taxi) and/or accommodation (including, but not limited to, at rented flats and hotels) and/or any other board and lodging expenses (including, but not limited to, food, restaurants and entertainment) which were and/or will be incurred in connection with the performance of the Services pursuant to the Nissenson Consulting Agreement.

We acknowledged that in order to render the Services pursuant to the Nissenson Consulting Agreement, Mr. Nissenson may be required to travel frequently around the world. Therefore, in order to enable Mr. Nissenson a normal family life we agreed to bear expenses which are related to Mr. Nissenson’s spouse.

This Nissenson Consulting Agreement was to be in effect for an initial fixed term of five years, beginning on January 1, 2007 (the “Initial Effective Term”), and thereafter, unless terminated as provided below, was to be automatically renewed for additional terms of three years (each, an “Additional Effective Term”). Notwithstanding the foregoing, each of the parties had the right to terminate the automatic renewal of the Nissenson Consulting Agreement, for any reason whatsoever, by a termination notice in writing, to be provided to the other party not less than six months prior to: (i) the expiration of the Initial Effective Term, or (ii) the expiration of any Additional Effective Term (the “Notice Period”). Notwithstanding the foregoing, as long as Mr. Nissenson commanded and/or controlled, directly and/or indirectly, including together with others and/or by proxies, fifteen percent (15%) or more of our voting rights, if we chose to exercise our right to terminate the automatic renewal of the Nissenson Consulting Agreement, the Notice Period would be of not less than twelve months. Notwithstanding the foregoing, Mr. Nissenson had the right to terminate the Nissenson Consulting Agreement, for any reason whatsoever, and at any time, including during the Initial Effective Term (“Early Termination by Mr. Nissenson”). In the event of Early Termination by Mr. Nissenson, the Notice Period was to be not less than eight months.

The Nissenson Consulting Agreement further provided that no later than June 30, 2007, the parties were to enter into a severance agreement providing for an appropriate severance package for Mr. Nissenson (the “Severance Agreement”). Pursuant to the approval of our Board, we entered into a Severance Agreement with Mr. Nissenson on September 20, 2010, which is described in Sub-Section 5 below.

The Nissenson Consulting Agreement also contained provisions regarding non-competition; intellectual property; confidentiality; conflict of interests and other standard terms and conditions.

The Nissenson Consulting Agreement was approved by all non-interested members of the Board, following a review and discussion by our Audit Committee.

2. First Amendment to the Nissenson Consulting Agreement

On June 30, 2010, pursuant to the recommendations of the Audit Committee and the Compensation Committee, and the resolution of our Board dated June 27, 2010, we and Mr. Nissenson entered into a First Amendment to the Nissenson Consulting Agreement, effective as of April 1, 2010 (the “First Amendment”).

The First Amendment amended certain terms of the Nissenson Consulting Agreement, including, but not limited to: (i) the description of the services rendered by Mr. Nissenson, which was amended to auxiliary advisory and consulting services (excluding services rendered from the territory of the state of Israel), including in the areas of corporate management, strategy planning, business development, mergers and acquisitions, financing, and investors and debtors relations; (ii) the monthly fee payable to Mr. Nissenson, which was amended to $28,500 per month; (iii) the bearing of expenses, which was amended to include Mr. Nissenson's children as well; and (iv) the initial fixed term of the Nissenson Consulting Agreement, which was amended to be eight years from the commencement date of January 1, 2007, and unless terminated as provided in the Consulting Agreement, was automatically renewable for additional terms of three years each.

The Employment and Severance Agreement terminates the Nissenson Consulting Agreement (as amended by the First Amendment), effective as of April 1, 2012.

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

4. Nissenson Employment Agreement

On June 30, 2010, pursuant to the recommendations of our Audit Committee, dated June 24, 2010, and our Compensation Committee, dated June 27, 2010, and the resolution of our Board dated June 27, 2010, we and Mr. Nissenson entered into an Employment Agreement (the “Nissenson Employment Agreement”), pursuant to which Mr. Nissenson was employed by us as our President and CEO, effective as of April 1, 2010.  Pursuant to the Nissenson Employment Agreement, Mr. Nissenson was paid an annual gross salary of $78,000, payable in equal monthly payments of $6,500 each.  The initial employment period was from April 1, 2010 to March 31, 2015. The term was to be extended automatically for additional periods of three years each. Each party generally had the right to terminate the automatic extensions at any time for any reason, by providing six months advance written notice. However, as long as Mr. Nissenson controlled, directly and/or indirectly, 15% or more of the voting rights of our Common Stock, in the event that we elect to terminate the automatic extensions, Mr. Nissenson would be entitled to twelve months advance written notice from us. Notwithstanding the foregoing, Mr. Nissenson was entitled to terminate the Nissenson Employment Agreement at any time for any reason by providing us an eight months advance written notice.

Mr. Nissenson had undertaken to execute a letter of undertaking regarding confidentiality and non-competition provisions, and preservation of our intellectual property. The Nissenson Employment Agreement also contained provisions relating to conflicts of interest and loyalty, as well as other customary terms and conditions.

The Employment and Severance Agreement terminates the Nissenson Employment Agreement, effective as of April 1, 2012.

5. Nissenson Severance Agreement

Pursuant to Section 17 of the Nissenson Consulting Agreement and the First Amendment, and upon the approval of our Board, we entered into a Severance Agreement with Mr. Nissenson on September 20, 2010 (the “Severance Agreement”).  Pursuant to the Severance Agreement, in the event that (a) either (1) we terminate the Nissenson Consulting Agreement (as amended) and/or the Nissenson Employment Agreement, for a reason other than cause, disability or death, or (2) Mr. Nissenson terminates the Nissenson Consulting Agreement (as amended) and the Employment Agreement for good reason, and (b) Mr. Nissenson (1) signs and delivers to us a Release of Claims satisfactory to us, and (2) complies with the applicable terms of the Severance Agreement, the Nissenson Consulting Agreement (as amended) and the Nissenson Employment Agreement, then Mr. Nissenson was to be entitled to certain severance benefits.

The severance benefits included: (a) a lump sum payment consisting of (1) 3.5 months’ fee under the Nissenson Consulting Agreement (as amended) as then in effect, for each year or part thereof beginning on our inception and continuing until the termination date, and (2) 3.5 months’ salary under the Nissenson Employment Agreement as then in effect, for each year or part thereof beginning on our inception and continuing until the termination date, (b) full vesting of options which would have vested during the one-year period commencing on the termination date and which are not dependent on the achievement of a performance objective or objectives, (c) payment of outstanding and unpaid fees, bonuses, expenses, salaries and employee social and fringe benefits due pursuant to the Nissenson Consulting Agreement (as amended) as then in effect, and the Nissenson Employment Agreement prior to the termination date.

The initial term of the Severance Agreement was 4.5 years, beginning on September 20, 2010.  The term was to be automatically renewed for additional terms of three years for as long as the Nissenson Consulting Agreement (as amended) and the Nissenson Employment Agreement were in effect.

The Employment and Severance Agreement terminates the Nissenson Employment Agreement, effective as of April 1, 2012.

6.  Nissenson Employment and Severance Agreement

As previously disclosed on Current report on Form 8-K filed March 6, 2012, on March 6, 2012, pursuant to the approval of our Board, following the recommendation of the Compensation Committee and Audit Committee, NTSI and NTSC entered into the Employment and Severance Agreement with Mr. Nissenson. The Employment and Severance Agreement which shall become effective on April 1, 2012, provides that Mr. Nissenson shall serve as the President and CEO of NTSI, and as the Chairman and CEO of NTSC.
The Employment and Severance Agreement was entered into primarily to provide for relocation benefits for Mr. Nissenson in his relocation from Israel to Texas. The Employment and Severance Agreement supersedes the Prior Agreements discussed herein and is on substantially similar terms as previously disclosed in the Prior Agreements; provided, however that the Employment and Severance Agreement also provides for (i) the employment of Mr. Nissenson as Chairman and CEO of NTSC, (ii) certain relocation benefits, and (iii) a change in seniority related to the severance pay calculation that references Mr. Nissenson’s initial employment in 1999.
The initial term of the Employment and Severance Agreement is five years, beginning on April 1, 2012.  The term shall be automatically renewed for additional terms of three years for as long as the Employment and Severance Agreement is in effect.

B.            Keinan/Nissenson/Campbeltown Agreement

On January 29, 2010, Abraham Keinan (our former Chairman of the Board and significant shareholder), Guy Nissenson and Campbeltown Business Ltd, an entity owned and controlled by Mr. Nissenson and his family (“Campbeltown”) entered into an agreement (the “Keinan/Nissenson/Campbeltown Agreement”). Pursuant to the Keinan/Nissenson/Campbeltown Agreement, upon the consummation of the sale of our former UK Subsidiaries on July 29, 2010, a certain Voting Agreement dated September 28, 2004 between Mr. Keinan, Mr. Nissenson and Campbeltown was terminated, and was simultaneously replaced with an irrevocable written appointment by Mr. Keinan of Mr. Nissenson, to act as Mr. Keinan’s proxy in respect of all shares of our Common Stock that Mr. Keinan owns or holds, now or in the future, directly and/or indirectly, or over which Mr. Keinan has proxy authority (the “Keinan Proxy”). The Keinan Proxy is irrevocable, and subject to NRS 78.355, will remain in effect for as long as Mr. Nissenson is the record or beneficial holder of 100,000 or more shares of our Common Stock or is a director or an executive officer of ours.

C.            Dionysos Investments (1999) Ltd. Financial Services and Business Development Consulting Agreement

1.          Background

On November 18, 2004, we entered into a Financial Services and Business Development Consulting Agreement with Dionysos Investments (1999) Ltd., an Israeli company (as amended on February 8, 2007, January 15, 2009 and December 27, 2010, the “Dionysos Agreement”).  Mr. Haim Nissenson, a former consultant of us and father of Mr. Guy Nissenson, our Chairman of the Board, President and Chief Executive Officer, is the Managing Director of Dionysos Investments (1999) Ltd. (“Dionysos”). Dionysos is owned and controlled by certain members of the Nissenson family, other than Mr. Guy Nissenson.

Under the Dionysos Agreement, Dionysos agreed to assist us in connection with services related to financial activities, financial reports, mergers & acquisitions and other business development work (the “Services”). In return for the Services, Dionysos was compensated as follows: (i) a monthly fee in the amount of $12,700; (ii) reimbursement for certain expenses: and (iii) success fee relating to certain investments in us made by Israeli investors.

2.          Termination

Pursuant to a mutual agreement of same date, on April 27, 2011, the Board approved the termination of the Dionysos Agreement, effective December 31, 2011.

D.           Securities Purchase Agreement with Burlingame Equity Investors, LP

On March 23, 2010, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame Equity Investors, LP (“Burlingame”), pursuant to which Burlingame agreed to purchase from us and we agreed to sell and issue to Burlingame our following securities for an aggregate purchase price of $6,000,000 (the “Purchase Price”) (the “Burlingame Transaction”):

(1) Senior Promissory Note (as amended on May 2, 2011): A senior promissory note in the aggregate principal amount of $3,500,000, maturing on March 22, 2013 (the “Note”).  Interest accrues at an annual rate of 10% and is payable quarterly (commencing on June 30, 2010 and on the 15th of each September, December, March and June thereafter) in cash. The Note ranks pari passu in rights of liquidation with our Series A Bonds issued in Israel on December 13, 2007. Upon the occurrence or existence of any Event of Default, our obligations on the Note become immediately due and payable. “Event of Default” is defined in the Note to include (i) failure to pay the principal amount or accrued interest within five business days following an interest payment date or the maturity date; (ii) voluntary or involuntary bankruptcy or insolvency proceedings; (iii) a material breach of representations or warranties in the Purchase Agreement; (iv) a material breach by us of material covenants in the Burlingame Transaction documents, which is not cured within ten business days of a notice of default; (v) A monetary default by us under any other indebtedness for an amount greater than $1,000,000, which default results in the acceleration of such indebtedness, provided that the default is not cured within the cure period provided in the applicable agreement, document or instrument; and (vi) entry of a final judgment for the payment of money aggregating in excess of $1,000,000 rendered against us or our subsidiaries, which is not bonded, discharged, stayed or appealed.

(2) Shares of our Common Stock:  2,173,913 shares of our Common Stock (the “Burlingame Shares”). The Burlingame Shares were priced at $1.15 per share for a total purchase price for the Burlingame Shares of $2,500,000.

(3) Common Stock Purchase Warrant:  A warrant to purchase 950,000 shares of our Common Stock, which shall be exercisable at a price of $1.10 per share until November 2, 2017 (as adjusted in November 2011) (the “Warrant”). The number of shares issuable upon exercise of the Warrant (the “Warrant Shares”), and/or the applicable exercise price, may be proportionately adjusted in the event of a stock dividend, distribution, subdivision, combination, merger, consolidation, sale of assets, spin-off or similar transactions.

The Purchase Agreement, Note and Warrant include representations, warranties, and covenants customary for a transaction of this type.

Under the Purchase Agreement, we granted to Burlingame certain registration rights with respect to the Burlingame Shares and the Warrant Shares (the “Registrable Securities”).

Following the execution of the Purchase Agreement, the Burlingame Transaction was consummated, and the Purchase Price was paid to us and the Note was delivered to Burlingame. The Burlingame Shares and the Warrant were authorized for issuance by us, and were issued and delivered to Burlingame upon receipt of approval of the listing for trading of the Burlingame Shares and the Warrant Shares on the NYSE Amex and the TASE.

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

E.           Subscription Agreement with certain investors affiliated with Gagnon Securities LLC

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

The Gagnon Shares were authorized for issuance by us, and were issued and delivered to Gagnon upon receipt of approval of the listing for trading of the Gagnon Shares on the NYSE Amex and the TASE.

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

F.           Free Cash Flow Participation Agreement with NTS Holdings, Inc.

We entered into a Free Cash Flow Participation Agreement (the “Participation Agreement”) with NTS Holdings, Inc., an entity owned by Brad Worthington (President, CEO and COO of NTSC and President and CEO of Xfone USA), Jerry Hoover (EVP, Treasurer and CFO of NTSC and Treasurer of Xfone USA), and Barbara Baldwin (an employee of NTSC and its former President and CEO) pursuant to which NTS Holdings will be entitled to a payment from us of an amount equal to 5% of the aggregate excess free cash flow generated by our U.S. Operations, which is defined in the Participation Agreement as our operations and our U.S. subsidiaries, which include Xfone USA, NTSC and their respective subsidiaries, as well as any U.S. entity that we acquire directly, or indirectly through our subsidiaries in the future (a “Future Acquisition”). NTS Holdings will be entitled to the participation amount beginning at such time as we have received a full return of our initial invested capital, plus an additional 8% return per year, in connection with the acquisition of NTSC (as well as in connection with any Future Acquisition).

The Participation Agreement will remain in effect in perpetuity, unless earlier terminated in accordance with its terms. Termination of the Participation Agreement may occur upon a sale or buyout of our U.S. Operations, at the option of the purchaser in any such transaction, and in the limited circumstances set forth in the Participation Agreement.

G.           Shareholder Value, Ltd.

Shareholder Value, Ltd. is a Texas limited partnership which owns 100% of the building in Lubbock, Texas, from which NTSC leases its corporate offices, Network Control Center, Customer Care and Internet help desk locations. NTS Properties, LLC is a Texas limited liability company that serves as the general partner of Shareholder Value and, in that capacity, owns 1% of Shareholder Value. The remaining 99% of Shareholder Value is owned by a small group of investors, which includes several former shareholders of NTSC who sold their respective interests in NTSC to us in connection with our acquisition of NTSC in February 2008. To our knowledge, Brad Worthington (President, CEO and COO of NTSC and President and CEO of Xfone USA) owns approximately 4.95% of Shareholder Value, Jerry Hoover (EVP, Treasurer and CFO of NTSC and Treasurer of Xfone USA) owns approximately 4.95% of Shareholder Value, and Barbara Baldwin (an employee of NTSC and its former President and CEO) owns approximately 7.425% of Shareholder Value.

NTS Properties was a wholly owned subsidiary of NTSC prior to the consummation of our acquisition of NTSC in February 2008.  As a closing condition of the acquisition transaction, NTSC’s ownership interest in NTS Properties was distributed pro-rata to former shareholders of NTSC, including Mr. Worthington, Mr. Hoover and Ms. Baldwin who, to our knowledge, currently own approximately 0.37%, 0.08%, and 5.52% of NTS Properties, respectively.

Board Independence

We apply the standards of the NYSE Amex, the stock exchange upon which our Common Stock is listed in the U.S., for determining the independence of the members of our Board and its committees. On March 5, 2012, the Board has determined that the following directors are independent within these rules: Shemer S. Schwarz, Israel Singer, Arie Rosenfeld and Timothy M. Farrar.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

On May 19, 2009, we engaged Baker Tilly Virchow Krause, LLP (“Baker Tilly”) and Baker Tilly (Horowitz Idan Sabo Tevet) (“Baker Tilly Israel”), independent members of Baker Tilly International (collectively, “Baker Tilly International”) as our new independent certified public accountants.  On December 22, 2009, our stockholders approved the appointment of Baker Tilly International as our independent certified public accountants for the fiscal year ending December 31, 2009 and the first quarter of the fiscal year ending December 31, 2010.

On August 15, 2010, we reengaged Baker Tilly as our independent certified public accountants. On December 27, 2010, our stockholders approved the appointment of Baker Tilly as our independent certified public accountants for the second and third quarters in the fiscal year ending December 31, 2010, the audit of the fiscal year ending December 31, 2010, and the first quarter in the fiscal year ending December 31, 2011.

On August 11, 2011, we reengaged Baker Tilly and on December 29, 2011, our stockholders approved the appointment of Baker Tilly as our independent certified public accountants for the fiscal year ending December 31, 2011.

Audit and Non -Audit Fees

Our Audit Committee pre-approved all audit and non-audit services provided to us during the periods listed below. The Audit Committee approves discrete projects on a case-by-case basis that may have a material effect on our operations and also considers whether proposed services are compatible with the independence of the public accountants.

Aggregate fees for professional services rendered to us by Baker Tilly for the fiscal year ended December 31, 2011 and 2010 are:

	Fiscal Year
	2011	2010
Audit Fees (1)	$154,650	$129,000
Audit-Related Fees (2)	10,000	7,000
Tax Fees (3)	32,900	26,000
All Other (4)	15,116	10,041
Total	$212,666	$172,041

(1)      Audit Fees consisted of audit work and review services, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits, comfort letters, consents, and assistance with and review of documents filed with the Securities Exchange Commission.

(2) Audit-related Fees consisted principally of the audit of our employee benefit plan and other attest services.

(3) Tax Fees consisted of professional consulting services of $10,900 in 2011 and none in 2010 and $22,000 in 2011 and $26,000 in 2010 in connection with tax compliance services.

(4) All Other Reimbursement for expenses in connection with professional services rendered to us.

During 2011 and 2010 fees for services oprovided by Baker Tilly Isreal were $24,100 and $0, respectively. Professional services related to statutory audit and tax compliance services.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.1.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 25, 2012 (73)
3.6	Bylaws of Xfone USA, Inc. (7)
3.12	Reamended and Restated Bylaws of Xfone, Inc. dated November 18, 2010. (68)
4.	Specimen Stock Certificate and Specimen Warrant Certificate.*
4.1-4.8	Forms related to the Rights Offering of 2011.
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.69	Management Agreement with I-55 Telecommunications, LLC dated October 12, 2005.(19)
10.70	Agreement - General Terms and Conditions with EBI Comm, Inc., dated January 1, 2006.(21)
10.71	Asset Purchase Agreement with Canufly.net, Inc., dated January 10, 2006.(21)
10.72	Stock Purchase Agreement dated May 10, 2006, by and among the Company, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited. (23)
10.73	Agreement dated May 25, 2006, by and among the Company and the shareholders of Equitalk.co.uk Limited. (24)
10.74	Securities Purchase Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.75	Registration Rights Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.76	Common Stock Purchase Warrant, dated June 19, 2006, by the Company in favor of the Purchasers.(25)
10.77	Escrow Agreement, dated June 19, 2006, by and between the Company, the Escrow Agent, and the Purchasers. (25)
10.78	Form of Indemnification Agreement between the Company and its Directors and Officers.(27)
10.79	Agreement to Purchase Promissory Note dated October 31, 2005, with Randall Wade James Tricou.(27)
10.80	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Tricou Construction. (27)
10.81	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Estates. (27)
10.82	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Utility. (27)
10.83	Agreement to Purchase Promissory Note dated February 3, 2006, with Danny Acosta.(27)
10.84	Letter Agreement dated November 15, 2005, with Oberon Securities, LLC.(27)
10.85	Letter Agreement dated June 15, 2006, with Oberon Securities, LLC.(27)
10.86	Second Amendment to Agreement and Plan of Merger (to acquire WS Telecom, Inc.), dated June 28, 2006. (27)
10.87	General Contract for Services dated January 1, 2005, by and between the Company and Swiftnet Limited. (27)
10.88	Service Agreement dated December 6, 2005, by and between the Company and Elite Financial Communications Group, LLC. (27)
10.89	Agreement for Market Making in Securities dated July 31, 2006, by and between the Company and Excellence Nessuah Stock Exchange Services Ltd. (27)
10.90	Shareholders Loan Agreement, dated September 27, 2006, by and between Auracall Limited, Swiftnet Limited, and Dan Kirschner. (28)
10.91	Service Agreement, dated November 7, 2006, by and between the Company and Institutional Marketing Services, Inc. (28)
10.92	Consultancy Agreement, dated November 20, 2006, by and between the Company and Crestview Capital Partners, LLP. (29)
10.93	Agreement dated December 24, 2006, by and between the Company, Halman-Aldubi Provident Funds Ltd., and Halman-Aldubi Pension Funds Ltd. [translation from Hebrew]. (31)
10.94	First Amendment to Financial Services and Business Development Consulting Agreement dated February 8, 2007, by and between the Company and Dionysos Investments (1999) Ltd. (33)
10.95	Agreement dated February 8, 2007, by and between the Company, Swiftnet Limited, Campbeltown Business, Ltd., and Mr. Abraham Keinan. (33)
10.96	First Amendment to General Contract for Services, dated March 14, 2007, by and between the Company and Swiftnet Limited. (34)
10.97	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Abraham Keinan.(34)

10.98	Consulting Agreement, dated March 28, 2007, between the Company and Abraham Keinan. (34)
10.99	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Guy Nissenson.(34)
10.100	Consulting Agreement, dated March 28, 2007, between the Company and Guy Nissenson.(34)
10.101	Settlement Agreement and Release dated May 31, 2007, by and among Embarq Logistics, Inc, Xfone USA, Inc. and the Company. (35)
10.102	Promissory Note dated May 31, 2007, by Xfone USA, Inc.(35)
10.103	Parent Guarantee dated as of May 31, 2007 by the Company in favor of Embarq Logistics, Inc.(35)
10.104	Share Purchase Agreement dated August 15, 2007, by and between Dan Kirschner, as Seller, Swiftnet Limited, as Buyer, and Xfone, Inc. (36)
10.105	Inter-Company Loan Agreement dated August 15, 2007, by and between Auracall Limited, as Lender, and Swiftnet Limited, as Borrower. (36)
10.106	Stock Purchase Agreement dated August 22, 2007, by and among the Company, NTS Communications, Inc., and the Shareholders of NTS Communications, Inc. (37)
10.107	Letter of Joint Venture dated June 15, 2007, by and among the Company and NTS Holdings, Inc.(37)
10.107.1	Form of Free Cash Flow Participation Agreement to be Entered into between the Company and NTS Holdings, Inc. Upon Consummation of the Acquisition. (37)
10.107.2	Form of Employment Agreement to be entered into between NTS Communications, Inc. and Barbara Baldwin upon Consummation of the Acquisition. (37)
10.107.3	Form of Employment Agreement to be entered into between NTS Communications, Inc. and Jerry Hoover upon Consummation of the Acquisition. (37)
10.107.4	Form of Employment Agreement to be entered into between NTS Communications, Inc. and Brad Worthington upon Consummation of the Acquisition. (37)
10.108	Employment Contract signed on August 26, 2007, by and between the Company’s Israeli based Subsidiary Xfone 018 ltd. and Roni Haliva. (38)
10.109	Subscription Agreement for the Purchase of Shares of Common Stock of the Company Dated October 23, 2007. (39)
10.110	Subscription Agreement for the Purchase of Shares of Common Stock of the Company Dated November 1, 2007. (41)
10.111	Form of Subscription Agreement for the Purchase of Units Consisting of Two Shares of Common Stock and One Common Stock Purchase Warrant. (42)
10.112	Form of Common Stock Purchase Warrant.(42)
10.113	First Amendment to Stock Purchase Agreement.(43)
10.114.1	Employment agreement dated as of February 26, 2008, by and among NTS Communications, Inc. and Barbara Baldwin. (44)
10.114.2	Employment agreement dated as of February 26, 2008, by and among NTS Communications, Inc. and Jerry Hoover. (44)
10.114.3	Employment agreement dated as of February 26, 2008, by and among NTS Communications, Inc. and Brad Worthington (44)
10.115	Free cash flow participation agreement dated as of February 26, 2008, by and among Xfone, Inc. and NTS Holdings, Inc. (44)
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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. [Free translation from Hebrew] (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
10.132	Employment Agreement between NTS Communications, Inc. and Niv Krikov dated July 1, 2009. (59)

10.133	Agreement dated November 20, 2009 between Xfone, Inc., David Sela and Blokshtil Ltd. (English translation). (60)
10.134	Loan Agreement dated as of December 10, 2009, between Swiftnet Limited, Iddo Keinan, Xfone, Inc., Auracall Limited, Equitalk.co.uk Limited and Story Telecom Limited. (61)
10.135	General Release and Settlement Agreement dated December 28, 2009 between Xfone, Inc., and the selling shareholders of NTS Communications, Inc. (62)
10.136	Agreement dated January 29, 2010 by and between Xfone, Inc., Abraham Keinan, and AMIT K Limited. (63)
10.137	Agreement dated January 29, 2010 by and between Xfone, Inc. and Abraham Keinan. (63)
10.138	Agreement dated January 29, 2010 by and between Abraham Keinan, Guy Nissenson and Campbeltown Business Ltd. (63)
10.139	Securities Purchase Agreement dated effective as of March 23, 2010. (64)
10.140	Form of Subscription Agreement dated as of March 23, 2010. (64)
10.141	Contract dated May 14, 2010 by and between Xfone, Inc., Newcall Ltd., Margo Pharma, Ltd., and Marathon Telecom Ltd. [English translation] (65)
10.142	Employment Agreement entered into on June 30, 2010 between Xfone, Inc. and Guy Nissenson [Free translation from Hebrew] (66)
10.143	First Amendment to Consulting Agreement dated June 30, 2010 between Xfone, Inc. and Guy Nissenson (66)
10.144	Severance Agreement entered into on September 20, 2010 between Xfone, Inc. and Guy Nissenson. (67)
10.145	Third Amendment to Financial Services and Business Development Consulting Agreement dated December 27, 2010, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (69)
10.146	First Amendment to Senior Promissory Note, dated as of May 2, 2011. (71)
10.147	Term Loan, Guarantee and Security Agreement dated October 6, 2011. (72)
10.148	Employment and Severance Agreement dated March 6, 2012 between NTS, Inc., NTS Communications, Inc. and Guy Nissenson. (74)
16.2	Letter dated June 1, 2009 from Stark Winter Schenkein & Co., LLP to the Securities and Exchange Commission. (58)
21.2	List of Subsidiaries (Amended as of March 2012).*
23.1	Consent of Baker Tilly Virchow Krause, LLP dated March 30, 2012.*
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
32.1	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
32.2	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*

*Denotes exhibits filed herewith.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.

(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2010 with Xfone, Inc.‘s Form 10-K.
(58)	Denotes previously filed exhibit: filed on June 3, 2009 with Xfone, Inc.‘s Form 8-K/A.
(59)	Denotes previously filed exhibit: filed on July 1, 2009 with Xfone, Inc.‘s Form 8-K.
(60)	Denotes previously filed exhibit: filed on November 30, 2009 with Xfone, Inc.‘s Form 8-K.
(61)	Denotes previously filed exhibit: filed on December 11, 2009 with Xfone, Inc.‘s Form 8-K.
(62)	Denotes previously filed exhibit: filed on December 29, 2009 with Xfone, Inc.‘s Form 8-K.
(63)	Denotes previously filed exhibits: filed on January 29, 2010 with Xfone, Inc.‘s Form 8-K.
(64)	Denotes previously filed exhibits: filed on March 23, 2010 with Xfone, Inc.‘s Form 8-K.
(65)	Denotes previously filed exhibits: filed on June 1, 2010 with Xfone, Inc.’s Form 8-K.
(66)	Denotes previously filed exhibits: filed on June 30, 2010 with Xfone, Inc.’s Form 8-K.

(67)	Denotes previously filed exhibits: filed on September 20, 2010 with Xfone, Inc.’s Form 8-K.
(68)	Denotes previously filed exhibit: filed on November 18, 2010 with Xfone, Inc.’s Form 8-K.
(69)	Denotes previously filed exhibit: filed on December 27, 2010 with Xfone, Inc.’s Form 8-K.
(71)	Denotes previously filed exhibit: filed on May 2, 2011 with Xfone, Inc.’s Form 8-K.
(72)	Denotes previously filed exhibit: filed on October 6, 2011 with Xfone, Inc.’s Form 8-K.
(73)	Denotes previously filed exhibit: filed on February 1, 2012 with Xfone, Inc.’s Form 8-K.
(74)	Denotes previously filed exhibit: filed on March 6, 2012 with NTS, Inc.’s Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NTS, INC.

Date: March 30, 2012	By:	/s/ Guy Nissenson
Guy Nissenson President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Nissenson	President, Chief Executive Officer and Chairman of the Board of Directors	March 30, 2012
Guy Nissenson

/s/ Niv Krikov	Treasurer, Chief Financial Officer, Principal Accounting Officer and Director	March 30, 2012
Niv Krikov

/s/ Israel Singer	Director, Chairman of the Compensation Committee and a member of the Audit Committee	March 30, 2012
Israel Singer

/s/ Shemer S. Schwarz	Director, member of the Audit Committee and the Compensation Committee	March 30, 2012
Shemer S. Schwarz

EXHIBIT INDEX

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.1.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 25, 2012 (73)
3.6	Bylaws of Xfone USA, Inc. (7)
3.12	Reamended and Restated Bylaws of Xfone, Inc. dated November 18, 2010. (68)
4.	Specimen Stock Certificate and Specimen Warrant Certificate.*
4.1-4.8	Forms related to the Rights Offering of 2011.
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.69	Management Agreement with I-55 Telecommunications, LLC dated October 12, 2005.(19)
10.70	Agreement - General Terms and Conditions with EBI Comm, Inc., dated January 1, 2006.(21)
10.71	Asset Purchase Agreement with Canufly.net, Inc., dated January 10, 2006.(21)
10.72	Stock Purchase Agreement dated May 10, 2006, by and among the Company, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited. (23)
10.73	Agreement dated May 25, 2006, by and among the Company and the shareholders of Equitalk.co.uk Limited. (24)
10.74	Securities Purchase Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.75	Registration Rights Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.76	Common Stock Purchase Warrant, dated June 19, 2006, by the Company in favor of the Purchasers.(25)
10.77	Escrow Agreement, dated June 19, 2006, by and between the Company, the Escrow Agent, and the Purchasers. (25)
10.78	Form of Indemnification Agreement between the Company and its Directors and Officers.(27)
10.79	Agreement to Purchase Promissory Note dated October 31, 2005, with Randall Wade James Tricou.(27)
10.80	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Tricou Construction. (27)
10.81	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Estates. (27)
10.82	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Utility. (27)
10.83	Agreement to Purchase Promissory Note dated February 3, 2006, with Danny Acosta.(27)
10.84	Letter Agreement dated November 15, 2005, with Oberon Securities, LLC.(27)
10.85	Letter Agreement dated June 15, 2006, with Oberon Securities, LLC.(27)
10.86	Second Amendment to Agreement and Plan of Merger (to acquire WS Telecom, Inc.), dated June 28, 2006. (27)
10.87	General Contract for Services dated January 1, 2005, by and between the Company and Swiftnet Limited. (27)
10.88	Service Agreement dated December 6, 2005, by and between the Company and Elite Financial Communications Group, LLC. (27)
10.89	Agreement for Market Making in Securities dated July 31, 2006, by and between the Company and Excellence Nessuah Stock Exchange Services Ltd. (27)
10.90	Shareholders Loan Agreement, dated September 27, 2006, by and between Auracall Limited, Swiftnet Limited, and Dan Kirschner. (28)
10.91	Service Agreement, dated November 7, 2006, by and between the Company and Institutional Marketing Services, Inc. (28)
10.92	Consultancy Agreement, dated November 20, 2006, by and between the Company and Crestview Capital Partners, LLP. (29)
10.93	Agreement dated December 24, 2006, by and between the Company, Halman-Aldubi Provident Funds Ltd., and Halman-Aldubi Pension Funds Ltd. [translation from Hebrew]. (31)
10.94	First Amendment to Financial Services and Business Development Consulting Agreement dated February 8, 2007, by and between the Company and Dionysos Investments (1999) Ltd. (33)
10.95	Agreement dated February 8, 2007, by and between the Company, Swiftnet Limited, Campbeltown Business, Ltd., and Mr. Abraham Keinan. (33)
10.96	First Amendment to General Contract for Services, dated March 14, 2007, by and between the Company and Swiftnet Limited. (34)
10.97	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Abraham Keinan.(34)

10.98	Consulting Agreement, dated March 28, 2007, between the Company and Abraham Keinan. (34)
10.99	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Guy Nissenson.(34)
10.100	Consulting Agreement, dated March 28, 2007, between the Company and Guy Nissenson.(34)
10.101	Settlement Agreement and Release dated May 31, 2007, by and among Embarq Logistics, Inc, Xfone USA, Inc. and the Company. (35)
10.102	Promissory Note dated May 31, 2007, by Xfone USA, Inc.(35)
10.103	Parent Guarantee dated as of May 31, 2007 by the Company in favor of Embarq Logistics, Inc.(35)
10.104	Share Purchase Agreement dated August 15, 2007, by and between Dan Kirschner, as Seller, Swiftnet Limited, as Buyer, and Xfone, Inc. (36)
10.105	Inter-Company Loan Agreement dated August 15, 2007, by and between Auracall Limited, as Lender, and Swiftnet Limited, as Borrower. (36)
10.106	Stock Purchase Agreement dated August 22, 2007, by and among the Company, NTS Communications, Inc., and the Shareholders of NTS Communications, Inc. (37)
10.107	Letter of Joint Venture dated June 15, 2007, by and among the Company and NTS Holdings, Inc.(37)
10.107.1	Form of Free Cash Flow Participation Agreement to be Entered into between the Company and NTS Holdings, Inc. Upon Consummation of the Acquisition. (37)
10.107.2	Form of Employment Agreement to be entered into between NTS Communications, Inc. and Barbara Baldwin upon Consummation of the Acquisition. (37)
10.107.3	Form of Employment Agreement to be entered into between NTS Communications, Inc. and Jerry Hoover upon Consummation of the Acquisition. (37)
10.107.4	Form of Employment Agreement to be entered into between NTS Communications, Inc. and Brad Worthington upon Consummation of the Acquisition. (37)
10.108	Employment Contract signed on August 26, 2007, by and between the Company’s Israeli based Subsidiary Xfone 018 ltd. and Roni Haliva. (38)
10.109	Subscription Agreement for the Purchase of Shares of Common Stock of the Company Dated October 23, 2007. (39)
10.110	Subscription Agreement for the Purchase of Shares of Common Stock of the Company Dated November 1, 2007. (41)
10.111	Form of Subscription Agreement for the Purchase of Units Consisting of Two Shares of Common Stock and One Common Stock Purchase Warrant. (42)
10.112	Form of Common Stock Purchase Warrant.(42)
10.113	First Amendment to Stock Purchase Agreement.(43)
10.114.1	Employment agreement dated as of February 26, 2008, by and among NTS Communications, Inc. and Barbara Baldwin. (44)
10.114.2	Employment agreement dated as of February 26, 2008, by and among NTS Communications, Inc. and Jerry Hoover. (44)
10.114.3	Employment agreement dated as of February 26, 2008, by and among NTS Communications, Inc. and Brad Worthington (44)
10.115	Free cash flow participation agreement dated as of February 26, 2008, by and among Xfone, Inc. and NTS Holdings, Inc. (44)
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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. [Free translation from Hebrew] (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
10.132	Employment Agreement between NTS Communications, Inc. and Niv Krikov dated July 1, 2009. (59)

10.133	Agreement dated November 20, 2009 between Xfone, Inc., David Sela and Blokshtil Ltd. (English translation). (60)
10.134	Loan Agreement dated as of December 10, 2009, between Swiftnet Limited, Iddo Keinan, Xfone, Inc., Auracall Limited, Equitalk.co.uk Limited and Story Telecom Limited. (61)
10.135	General Release and Settlement Agreement dated December 28, 2009 between Xfone, Inc., and the selling shareholders of NTS Communications, Inc. (62)
10.136	Agreement dated January 29, 2010 by and between Xfone, Inc., Abraham Keinan, and AMIT K Limited. (63)
10.137	Agreement dated January 29, 2010 by and between Xfone, Inc. and Abraham Keinan. (63)
10.138	Agreement dated January 29, 2010 by and between Abraham Keinan, Guy Nissenson and Campbeltown Business Ltd. (63)
10.139	Securities Purchase Agreement dated effective as of March 23, 2010. (64)
10.140	Form of Subscription Agreement dated as of March 23, 2010. (64)
10.141	Contract dated May 14, 2010 by and between Xfone, Inc., Newcall Ltd., Margo Pharma, Ltd., and Marathon Telecom Ltd. [English translation] (65)
10.142	Employment Agreement entered into on June 30, 2010 between Xfone, Inc. and Guy Nissenson [Free translation from Hebrew] (66)
10.143	First Amendment to Consulting Agreement dated June 30, 2010 between Xfone, Inc. and Guy Nissenson (66)
10.144	Severance Agreement entered into on September 20, 2010 between Xfone, Inc. and Guy Nissenson. (67)
10.145	Third Amendment to Financial Services and Business Development Consulting Agreement dated December 27, 2010, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (69)
10.146	First Amendment to Senior Promissory Note, dated as of May 2, 2011. (71)
10.147	Term Loan, Guarantee and Security Agreement dated October 6, 2011. (72)
10.148	Employment and Severance Agreement dated March 6, 2012 between NTS, Inc., NTS Communications, Inc. and Guy Nissenson. (74)
16.2	Letter dated June 1, 2009 from Stark Winter Schenkein & Co., LLP to the Securities and Exchange Commission. (58)
21.2	List of Subsidiaries (Amended as of March 2012).*
23.1	Consent of Baker Tilly Virchow Krause, LLP dated March 30, 2012 .*
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
32.1	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
32.2	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*

*Denotes exhibits filed herewith.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.

(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2010 with Xfone, Inc.‘s Form 10-K.
(58)	Denotes previously filed exhibit: filed on June 3, 2009 with Xfone, Inc.‘s Form 8-K/A.
(59)	Denotes previously filed exhibit: filed on July 1, 2009 with Xfone, Inc.‘s Form 8-K.
(60)	Denotes previously filed exhibit: filed on November 30, 2009 with Xfone, Inc.‘s Form 8-K.
(61)	Denotes previously filed exhibit: filed on December 11, 2009 with Xfone, Inc.‘s Form 8-K.
(62)	Denotes previously filed exhibit: filed on December 29, 2009 with Xfone, Inc.‘s Form 8-K.
(63)	Denotes previously filed exhibits: filed on January 29, 2010 with Xfone, Inc.‘s Form 8-K.
(64)	Denotes previously filed exhibits: filed on March 23, 2010 with Xfone, Inc.‘s Form 8-K.
(65)	Denotes previously filed exhibits: filed on June 1, 2010 with Xfone, Inc.’s Form 8-K.
(66)	Denotes previously filed exhibits: filed on June 30, 2010 with Xfone, Inc.’s Form 8-K.

(67)	Denotes previously filed exhibits: filed on September 20, 2010 with Xfone, Inc.’s Form 8-K.
(68)	Denotes previously filed exhibit: filed on November 18, 2010 with Xfone, Inc.’s Form 8-K.
(69)	Denotes previously filed exhibit: filed on December 27, 2010 with Xfone, Inc.’s Form 8-K.
(71)	Denotes previously filed exhibit: filed on May 2, 2011 with Xfone, Inc.’s Form 8-K.
(72)	Denotes previously filed exhibit: filed on October 6, 2011 with Xfone, Inc.’s Form 8-K.
(73)	Denotes previously filed exhibit: filed on February 1, 2012 with Xfone, Inc.’s Form 8-K.
(74)	Denotes previously filed exhibit: filed on March 6, 2012 with NTS, Inc.’s Form 8-K.