Form 10-Q
period 2012-03-31
NTS, INC.
filed 2012-05-15
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSIONFk
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission file number:  001-32521

NTS, INC.
(formerly Xfone, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	11-3618510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 14, 2012, 41,186,596 shares of the Company’s common stock, $0.001 par value per share, were issued and outstanding.

NTS, INC. AND SUBSIDIARIESIndex

PART I:

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements and Notes (Unaudited) - Period Ended March 31, 2012

NTS, Inc. and Subsidiaries

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)

CURRENT ASSETS:
Cash	$7,672,192	$6,563,514
Accounts receivable, net	4,000,582	3,762,250
Prepaid expenses and other receivables	2,927,188	2,577,357
Deferred taxes	749,953	583,990
Inventory	288,039	193,077

Total current assets	15,637,954	13,680,188

BONDS ISSUANCE COSTS, NET	1,070,882	1,143,227

OTHER LONG-TERM ASSETS	2,798,255	2,769,232

RESTRICTED CASH	1,033,208	769,331

FIXED ASSETS, NET	74,152,341	71,250,071

INTANGIBLE ASSETS, NET	1,746,737	1,915,555

Total assets	$96,439,377	$91,527,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)

CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$5,402,578	$1,766,289
Trade payables	8,206,585	6,690,440
Other liabilities and accrued expenses	4,409,403	4,621,863
Current maturities of obligations under capital leases	418,292	475,162
Current maturities of bonds	3,954,209	3,723,127

Total current liabilities	22,391,067	17,276,881

DEFERRED TAXES, NET	2,462,552	2,524,071

NOTES PAYABLE TO THE UNITED STATES DEPARTMENT OF AGRICULTURE, NET OF CURRENT MATURITIES	24,885,126	21,380,045

NOTES PAYABLE, NET OF CURRENT MATURITIES	7,682,171	11,307,638

BONDS PAYABLES, NET OF CURRENT MATURITIES	11,292,116	10,902,992

OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT MATURITIES	300,174	395,847

OTHER LONG-TERM LIABILITIES	57,216	72,704

Total liabilities	69,070,422	63,860,178

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value per share: 150,000,000 shares authorized; 41,186,596 issued and outstanding at March 31, 2012 and December 31, 2011	41,187	41,187
Additional paid-in capital	54,426,989	54,386,459
Foreign currency translation adjustment	(1,805,791)	(1,805,791)
Retained earnings (deficit)	(25,293,430)	(24,954,429)

Total Equity	27,368,955	27,667,426

Total liabilities and shareholders' equity	$96,439,377	$91,527,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2012	2011
Revenues
Services on Fiber-To-The-Premise network	$4,072,667	$2,945,400
Leased local loop services and other	10,851,162	11,311,818

Total Revenues	14,923,829	14,257,218

Expenses
Cost of services (excluding depreciation and amortization shown below)	7,122,654	7,011,475
Selling, general and administrative	5,136,761	5,317,448
Depreciation and amortization	1,533,973	1,169,282
Financing expenses, net	1,441,699	1,524,430
Other expenses	198,669	146,732

Total Expenses	15,433,756	15,169,367

Loss before taxes	(509,927)	(912,149)

Income tax benefit	170,926	278,535

Net loss	$(339,001)	$(633,614)

Basic and diluted loss per share:
Basic and diluted loss per share	$(0.01)	$(0.03)

Basic and diluted weighted average number of shares outstanding:	41,186,596	21,119,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2012	2011
Cash flow from operating activities:
Net loss	$(339,001)	$(633,614)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,533,973	1,169,282
Compensation in connection with the issuance of warrants and options issued for professional services	40,530	82,996
Increase (decrease) in bad debt provision	140,524	86,117
Accrued interest and exchange rate on bonds	784,696	993,915
Unearned gain due to hedging	(149,148)	-
Expense of discounted debt from related party and related warrants	35,216	201,262
Decrease (increase) in bonds issuance cost, net	72,345	72,345
Decrease (increase) in account receivables	(378,856)	(1,191,587)
Decrease (increase) in inventories	(94,962)	2,551
Decrease (increase) in long-term receivables	(29,023)	(2,923)
Decrease (increase) in prepaid expenses and other receivables	(349,831)	1,246,350
Increase (decrease) in other long-term liabilities	(15,488)	(23,673)
Increase (decrease) in trade payables	558,232	(142,773)
Increase (decrease) in other liabilities and accrued expenses	(212,460)	(835,085)
Deferred tax provision	(227,482)	(339,356)

Net cash provided by operating activities	1,369,265	685,807

Cash flow from investing activities:
Purchase of equipment	(622,988)	(611,217)
Purchase of equipment for the projects under the United States Department of Agriculture, net of grants received	(2,686,524)	(1,831,050)

Net cash used in investing activities	(3,309,512)	(2,442,267)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three months ended
	March 31,
	2012	2011

Cash flow from financing activities:
Repayment of short-term loans from banks and others	(228,628)	(273,323)
Repayment of capital lease obligation	(152,543)	(290,898)
Proceeds from long-term loans from the United States Department of Agriculture	4,010,802	1,355,932
Repayment of long term loans from United States Department of Agriculture	(316,829)	(132,581)
Decrease (increase) in restricted cash	(263,877)	193,826

Net cash provided by financing activities	3,048,925	852,956

Net increase (decrease) in cash and cash equivalents	1,108,678	(903,504)

Cash and cash equivalents at the beginning of the period	6,563,514	1,217,427

Cash and cash equivalents at the end of period	$7,672,192	$313,923

Supplemental disclosure of cash flows activities:

Cash paid for:

Interest	$570,771	$227,772

Purchase of fixed assets by capital lease arrangements	$-	$128,987

Purchase of fixed assets included in accounts payable	$957,913	$287,714

The accompanying notes are an integral part of these condensed consolidated financial statements

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 (Unaudited)

Note 1 - Organization and Nature of Business

A.
NTS, Inc. (“NTSI” or “the Company”) was incorporated in the State of Nevada, U.S.A. in September 2000 under the name Xfone, Inc. The Company is a holding and managing company providing, through its subsidiaries, integrated communications services which include voice, video and data over its Fiber-To-The-Premise (“FTTP”) and other networks. The Company currently has operations in Texas, Mississippi and Louisiana. Effective as of February 1, 2012, the Company changed its name to “NTS, Inc.” and as of February 2, 2012 the Company's common shares began trading on the NYSE Amex and the Tel Aviv Stock Exchange under a new ticker symbol “NTS”. The name change is a reflection of the Company's refined and enhanced business strategy which began with its acquisition of NTS Communications, Inc. (“NTSC”) in 2008 and its focus on the build out of its high-speed FTTP network.

NTSI’s holdings in subsidiaries as of March 31, 2012 were as follows:

●
NTSC and its seven wholly owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers Inc., NTS Telephone Company, LLC, NTS Management Company, LLC and PRIDE Network, Inc.

●	Xfone USA, Inc. and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. (collectively, “Xfone USA”).

B.	Purchase assets and liabilities of CoBridge Telecom, LLC.

On April 25, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which CoBridge agreed to sell NTSC all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of the Agreement. CoBridge provided cable television service in those communities via coaxial cable facilities and the transaction will allow the Company to quickly expand in those markets while reducing sales and marketing costs to obtain new customers. As part of the transaction, NTSC also agreed to assume certain contracts of CoBridge which are necessary to continue operation of the assets that were acquired. The sale and purchase closed on July 1, 2011 but the purchase price was adjusted on November 2011 based on the number of CoBridge’s customers who failed to pay their accounts or canceled service (offset by customers who converted to NTSC’s service in relevant markets). The Company is still in negotiations with CoBridge to agree on the final purchase price.

The Company acquired these assets to accelerate its penetration in these markets. The remaining required disclosures are considered immaterial.

The following table summarizes the fair values of the assets acquired:

Fixed assets	$108,079
Customer relationship	766,491

Net assets acquired	$874,570

Purchase price:
Cash paid	$306,030
Note payable	568,540
Total	$874,570

C.	Purchase assets and liabilities of Reach Broadband

On September 16, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with RB3, LLC, and Arklaoktex, LLC, each doing business as Reach Broadband (“Reach”), pursuant to which Reach agreed to sell NTSC all of Reach’s assets in and around the communities of Abernathy, Anton, Brownfield, Hale Center, Idalou, Levelland, Littlefield, Meadow, New Deal, O’Donnell, Olton, Reese, Ropesville, Shallowater, Smyer, Tahoka, and Wollforth Texas pursuant to the terms of the Agreement. Reach provided those communities with cable television service via coaxial cable facilities and Internet service via a wireless network. The sale and purchase closed on December 1, 2011, but is subject to a purchase price adjustment based on the number of Reach’s customers who failed to pay their accounts or canceled service (offset by customers who converted to NTSC’s service in relevant markets). The Company has not yet agreed on the final purchase price with Reach.

The Company acquired these assets to accelerate its penetration in these markets. The remaining required disclosures are considered immaterial.

The following table summarizes the fair values of the assets acquired:

Fixed assets	$112,521
Customer relationship	566,184

Net assets acquired	$678,705

Purchase price:
Cash paid	$203,612
Note payable	475,093
Total	$678,705

D.	Liquidity

As of March 31, 2012, the Company reported a working capital deficit of $6,753,113 compared to a working capital deficit of $3,596,693 on December 31, 2011. The Company believes that it can refinance its short-term debt and increase its revenues from the higher margin Fiber-To-The-Premise network which will result in increased profitability, the Company will improve its working capital deficit to meet its anticipated cash requirements for operating needs for at least the next 12 months. If, however, the Company does not generate sufficient cash from operations, or if the Company incurs additional unanticipated liabilities or the Company is unable to renew and extend a portion of its short-term notes payable, the Company may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as it could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that the Company will be able to negotiate acceptable terms. In addition, the Company’s access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as the Company’s own financial condition. While management believes that the Company will be able to meet its liquidity needs for at least the next 12 months, no assurance can be given that the Company will be able to do so.

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

In management’s opinion, the condensed consolidated balance sheet as of March 31, 2012 (unaudited) and December 31, 2011 (audited), the unaudited condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company's financial position, results of operations and cash flows on a basis consistent with that of the Company's prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2011.

The Company has evaluated subsequent events occurring through the date on which this Quarterly Report on Form 10-Q was filed.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 (Unaudited)

Note 2 - Significant Accounting Policies (cont.)

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

Accounts receivable are presented net of an allowance for doubtful accounts of $946,397 and $805,873 at March 31, 2012 and December 31, 2011, respectively.

F.	Other Intangible Assets

Other intangible assets consist of a license to provide communication services in the US.

Customer relations related to mergers and acquisitions are amortized over a period between 2-13 years from the date of the purchase.

G.	Earnings Per Share

Basic earning per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Warrants and options were excluded from the calculation of diluted loss per share since they would have an anti-dilutive effect due to the Company's loss from continued operations and net loss to shareholders which were reported for the three months ended March 31, 2012 and 2011.

H.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC No. 718-10, "Compensation - Stock Compensation".  Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 (Unaudited)

Note 2 - Significant Accounting Policies (cont.)

I.	Reclassification

Certain prior period balances in the statement of cash flows have been reclassified to conform to the current year presentation. Such reclassifications did not impact the Company's net income or stockholders' equity.

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

The Company and its subsidiaries account for derivative instruments and hedging activities in accordance with FASB ASC No. 815, "Derivatives and Hedging". ASC 815 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of any gains and losses on derivative contracts, and details of credit risk related contingent features in their hedged positions. ASC 815 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for; and how the hedges affect the entity's financial position, financial performance, and cash flows.

The Company recognizes all of its derivative instruments as either assets or liabilities on the balance sheet at fair value. For derivative instruments that are designated and qualify as a cash flows hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. For the period ended March 31, 2012, our forward contracts did not qualify for hedge accounting and as such, changes in the fair value of the derivative instrument were reported in current period earnings. During January 2012, the Company entered into two foreign currency hedging transactions of $596,842 maturing on May 29, 2012 to buy NIS 2,303,809 and $4,306,570 maturing on November 28, 2012 to buy NIS 16,640,591 in order to hedge against the risk of principal and interest payments of its bonds during 2012. The Company hedged its forecasted principal and interest payments denominated in NIS with currency forwards contracts. As of March 31, 2012, the Company recognized an unearned gain of $149,148 in financing expenses in the Condensed Consolidated Statements of Operations against a reduction in its Current maturities of Bonds in the Condensed Consolidated Balance Sheet.

L.	Recent Accounting Pronouncements

1.
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

2.
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

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Note 3 – Notes payable

1.
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

The Agreement requires the Company to maintain a Fixed Charge Coverage Ratio of not less than 1.15 to 1.00 for the trailing four fiscal quarter period most recently ended if at any time cash is less than $3,000,000 as of the last day of any fiscal quarter and Senior Leverage Ratio not to exceed 1.50 to 1.00 as of the end of each fiscal quarter. As of March 31, 2012, the Company is in compliance with the financial covenants stipulated in the Agreement.

The total outstanding amount of the loan as of March 31, 2012 is $7,500,000.

2.
NTS Telephone Company, LLC, a wholly owned subsidiary of NTSC, received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the advance date until full repayment after 17 years from each advance date. The loan bears interest at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. Advances are provided as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The loan is non-recourse to NTSC and all other NTSC subsidiaries and is secured by NTS Telephone's assets which were $13.3 million at March 31, 2012. As of March 31, 2012, the current average weighted interest rate on the outstanding advances was 3.54%.

The total outstanding amount of these loans as of March 31, 2012 and December 31, 2011 are $10,134,121 and $10,312,900, respectively. The loans are to be repaid in monthly installments until 2024.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Note 3 – Notes payable (cont.)

3.
PRIDE Network, Inc., a wholly owned subsidiary of NTSC, received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total $99.9 million funding in the form of $45.9 million in grants and $54 million in 19 to 20 year loans. The loans bear interest at the US Treasury rate for comparable loans with comparable maturities. The funding will allow the Company to develop its FTTP infrastructure, known as the PRIDE Network in northwestern Texas and further expand it to communities in southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The total aggregate amount of these loans and grants as of March 31, 2012 is $15,998,804 and $12,652,992, respectively. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by PRIDE Network's assets which were $19 million at March 31, 2012. As of March 31, 2012, the current average weighted interest rate on the outstanding advances was 3.48%. As of March 31, 2012, the total amount of loan and grant to be available in the future is $37,764,942 and $33,223,928, respectively.

4.
On March 23, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame. As part of the Purchase Agreement, the Company issued a senior promissory note in the aggregate principal amount of $3,500,000, maturing on March 22, 2012. Interest accrues at an annual rate of 10% and is payable quarterly. The note is not secured and has equal liquidation rights with the Company's Series A Bonds issued in Israel on December 13, 2007. The Company evaluated the fair value of each of the three securities that were issued under the Purchase Agreement (i.e., the promissory note, 2,173,913 shares of the Company’s common stock, and a warrant to purchase 950,000 shares of the Company’s common stock) and recorded the promissory note at its fair value of $2,556,240. The difference between the fair value and the principal amount will be expensed ratably over the life of the promissory note.

On May 2, 2011, the Company entered into a First Amendment to the Promissory Note, pursuant to which the Company and Burlingame agreed to extend the maturity date of the Promissory Note from March 22, 2012 to March 22, 2013.

The effective interest rate of the Promissory Note is calculated at 22.1%. The total outstanding amount of the loan as of March 31, 2012 is $3,313,105.

5.
On April 25, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which CoBridge agreed to sell NTSC all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of the Agreement. The note was issued on July 2011 and is payable in 36 equal monthly installments. The total outstanding amount of the note as of March 31, 2012 is $448,324.

6.
On September 16, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with RB3, LLC, and Arklaoktex, LLC, each doing business as Reach Broadband (“Reach”), pursuant to which Reach agreed to sell NTSC all of Reach’s assets in and around the communities of Abernathy, Anton, Brownfield, Hale Center, Idalou, Levelland, Littlefield, Meadow, New Deal, O’Donnell, Olton, Reese, Ropesville, Shallowater, Smyer, Tahoka, and Wollforth Texas pursuant to the terms of the Agreement. The note was issued on December 2011 and is payable in 36 equal monthly installments. The total outstanding amount of the note as of March 31, 2012 is $439,120.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)
Note 4- Bonds payable

On December 13, 2007, the Company issued a total of NIS 100,382,100 ($25,562,032) unsecured Series A Bonds (the “Bonds”) to Israeli institutional investors. The principal of the Bonds is repaid in 8 equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). On November 11, 2008 (the “Date of Listing”), the Bonds commenced trading on the TASE. From the date of issuance until the Date of Listing, the Bonds accrued annual interest at a rate of 9%. As of the Date of Listing, the interest rate for the unpaid balance of the Bonds was reduced by 1% to an annual interest rate of 8%. The interest on the Bonds is paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Bonds are linked to the Israeli Consumer Price Index. The known CPI at March 31, 2012 was 116.

The components of the bonds payable are as follows:

March 31, 2012

Outstanding balance (in NIS)	50,191,050
Accrued Interest (in NIS)	1,331,094
Increase in debt due to CPI adjustments (in NIS)	7,345,862
Unearned gain due to hedging (in NIS)	(554,085)
Total outstanding debt (in NIS)	58,313,921

Exchange rate for year end	3.715

Total outstanding debt (USD)	$15,696,883
Debt discount related to warrants	(450,558)

Total outstanding debt	15,246,325

Less current portion	3,954,209

Long-term portion	$11,292,116

The Company issued the holders of the Bonds, for no additional consideration, 956,020 (non-tradable) Warrants, each exercisable at an exercise price of $3.50 with a term of 4 years, beginning on September 2, 2008. In November 2011, following the completion of the rights offering, the exercise price of these warrants was adjusted to $2.04 per share.

The Company attributed the composition of the proceeds from the Bonds offering as follows:

Bonds Series A	$24,588,726
Stock Purchase Warrants (1)	973,306
Total	$25,562,032

(1)	Presented as part of Additional Paid-in Capital.

The resulting debt discount and bonds issuance costs are being amortized into interest expense over the life of the Bonds.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Note 5 – Amendments to Articles of Incorporation

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

Note 6 – Other Events

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

The Board of Directors' resolution is not a commitment to repurchase any Bonds under the Plan. The Plan may be suspended or discontinued by the Company at any time. As of the date of this filing, we have not repurchased any Series A Bonds.

Note 7 – Legal proceedings

1. Eliezer Tzur et al. vs. 012 Telecom Ltd. et al.

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), our former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to us (collectively with Xfone 018, the “Defendants”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by customers to the Defendants’ respective technical support numbers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,018,843) which reflects the Petitioners’ estimation of damages caused to all customers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the instructions of the Israeli Court was supplemented on May 3, 2011 and amended on July 18, 2011 and on March 21, 2012 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services (the “Services”) who called its telephone service center from July 4, 2004 until February 21, 2010, due to a problem in the Services, and were charged for such calls (the “Compensation”). The Compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one-time special reward in the amount of NIS 10,000 (approximately $2,692) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $10,767) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court. On April 30, 2012, the Israeli Court has appointed a CPA as an examiner to review and assess the Settlement Agreement (the “Examiner”). The Examiner was instructed to advise the Israeli Court by July 1, 2012 whether in his opinion the Settlement Agreement is reasonable.

On May 14, 2010, the Company entered into an agreement (including any amendment and supplement thereto, the “Agreement”) with Marathon Telecom Ltd. for the sale of our majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, we are fully and exclusively liable for any and all amounts, payments or expenses which will be incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Agreement provides that we shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, we shall bear only the cost of such services). Section 10 of the Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with us and with mutual assistance. It is agreed between us and Xfone 018 that subject to and upon the approval of the Settlement Agreement by the Israeli Court, we shall bear and/or pay: (i) the costs of the Compensation; (ii) the Reward; (iii) the Attorneys Fee; and (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $20,188).

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

On July 19, 2011, the Petitioners filed suit in 350th District Court of Taylor County, Texas seeking $5 million in economic and non-economic damages and asserting breach of contract, negligence, gross negligence, defamation, libel, invasion of privacy, and intentional infliction of emotional distress claims. On NTSC’s request due to questions of federal law, the case has been moved to the United States District Court for the Northern District of Texas and was scheduled for trial on April 1, 2013. However, in February on reconsideration, the federal judge denied NTSC’s request and remanded the case to the District Court of Taylor County where it awaits scheduling. NTSC’s insurance carrier has agreed to defend the suit and has referred the matter to its counsel. NTSC anticipates that its insurance carrier will cover all costs and damages without any liability to NTSC.

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

OVERVIEW

NTS, Inc. (“NTSI”) was incorporated in the State of Nevada, U.S.A. in September 2000 under the name Xfone, Inc. We are a holding and managing company providing, through our subsidiaries, integrated communications services which include voice, video and data over our Fiber-To-The-Premise (“FTTP”) and other networks. We currently have operations in Texas, Mississippi and Louisiana. Effective as of February 1, 2012, the Company changed its name to “NTS, Inc.” and as of February 2, 2012 the Company's shares of Common Stock are traded on the NYSE Amex and the TASE under the new ticker symbol “NTS”. The name change is a reflection of our refined and enhanced business strategy which began with our acquisition of NTS Communications, Inc. (“NTSC”) in 2008 and its focus on the build out of our high-speed FTTP network.

Our principal executive offices are located in Lubbock, Texas.

Purchase of assets and liabilities of CoBridge Telecom, LLC

On April 25, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which CoBridge agreed to sell NTSC all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of the Agreement. CoBridge provided cable television service in those communities via coaxial cable facilities and the Company acquired these assets to accelerate its penetration in these markets. As part of the transaction, NTSC also agreed to assume certain contracts of CoBridge which are necessary to continue operation of the assets that were acquired. The sale and purchase closed on July 1, 2011 but the purchase price was adjusted in November based on the number of CoBridge’s customers who failed to pay their accounts or cancelled service (offset by customers who converted to NTSC’s service in relevant markets). The Company is still in negotiations with CoBridge to agree on the final purchase price.

Purchase of assets and liabilities of Reach Broadband

On September 16, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with RB3, LLC, and Arklaoktex, LLC, each doing business as Reach Broadband (“Reach”), pursuant to which Reach agreed to sell NTSC all of Reach’s assets in and around the communities of Abernathy, Anton, Brownfield, Hale Center, Idalou, Levelland, Littlefield, Meadow, New Deal, O’Donnell, Olton, Reese, Ropesville, Shallowater, Smyer, Tahoka, and Wollforth Texas pursuant to the terms of the Agreement. Reach provided those communities with cable television service via coaxial cable facilities and Internet service via a wireless network and the Company acquired these assets to accelerate its penetration in these markets. The sale and purchase closed on December 1, 2011, but is subject to a purchase price adjustment based on the number of Reach’s customers who failed to pay their accounts or cancelled service (offset by customers who converted to NTSC’s service in relevant markets). The Company has not yet agreed on the final purchase price with Reach.

RESULTS OF OPERATIONS

Financial Information – Percentage of Revenues:

	Three months ended March 31,
	2012	2011
Revenues:
Services on Fiber-To-The-Premise network	27.3%	20.7%
Leased local loop services and other	72.7%	79.3%
Total Revenues	100%	100%

Expenses:
Cost of services (excluding depreciation and amortization)	47.7%	49.2%
Selling, general and administrative	34.4%	37.3%
Depreciation and amortization	10.3%	8.2%
Financing expenses, net	9.7%	10.7%
Other expenses	1.3%	1.0%
Total expenses	103.4%	106.4%

Loss before taxes	(3.4)%	(6.4)%

Net loss	(2.3)%	(4.4)%

COMPARISON OF THE THREE MONTHS PERIODS ENDED MARCH 31, 2012 AND MARCH 31, 2011

Revenues. Revenues for the quarter ended March 31, 2012 increased by 4.7% to $14,923,829 from $14,257,218 for the same period in 2011. Revenues from our Fiber-To-The-Premise ("FTTP") network in the quarter ended March 31, 2012 increased 38.3% to $4,072,667 from $2,945,400 in the same period in 2011. As a percentage of total sales, FTTP revenues in the quarter ended March 31, 2012 increased to 27.3% from 20.7% for the same period in 2011. The growth of FTTP revenues is expected to continue due to the increase in our market share in Levelland, TX and the communities which are located in the areas of the PRIDE Network projects, a subsidiary of NTS, Inc.

Revenues from our leased local loop include revenues from wholesale, other carriers and other non-FTTP customers. Revenues from leased local loop in the quarter ended March 31, 2012 decreased 4.1% to $10,851,162 from $11,311,818 for the same period in 2011. As a percentage of total sales, leased local loop revenues in the quarter ended March 31, 2012 decreased to 72.7% from 79.3% for the same period in 2011. The decrease in revenue was caused by the aggressive promotional packages and incentives launched by the competitors and was partially offset with revenues from assets that were purchased from CoBridge and Reach. The transactions with CoBridge and Reach were closed in July 1, 2011 and December 1, 2011, respectively, and revenues from these assets were recorded from the closing date as non-FTTP revenues. We generated cable television services revenue of $599,510 from the acquisition of Cobridge and Reach’s assets in the West Texas area. We expect that the decline in revenues from non-FTTP residential customer will continue in 2012 but will be offset by the increase in revenues in FTTP from business and residential customers.

Cost of services (excluding depreciation and amortization). Cost of services consists primarily of facilities and traffic time purchased from other telephone companies and content for our video services. Cost of services for the quarter ended March 31, 2012 increased 1.6% to $7,122,654 from $7,011,475 for the same period in 2011. Cost of services, as a percentage of revenues in the quarter ended March 31, 2012, decreased to 47.7% from 49.2% in the same period in 2011. The decrease in the cost of services, as a percentage of revenues, is the result of an increase in high-margin FTTP revenues and a decrease in low-margin revenues from non-FTTP residential customers and wholesale. We expect that the cost of services, as a percentage of revenues, will  decline as we increase the portion of revenues generated from our high-margin FTTP services.

Selling, General and Administrative Expenses. Selling expenses consist primarily of compensation costs for our sales, administrative and management employees. Selling, general and administrative expenses for the quarter ended March 31, 2012, decreased 3.4% to $5,136,761 from $5,317,448 for the same period in 2011. General and administrative expenses include stock options compensation which relates to stock options that were granted to our employees and directors and vest during the reported period. Total stock option compensation in the quarter ended March 31, 2012 decreased by $42,466 (or 51.2%) to $40,530 from $82,996 for the same period in 2011. The decrease in the expenses resulted mainly from savings in the corporate expenses.

Depreciation and amortization. Depreciation and amortization expenses for the quarter ended March 31, 2012, increased by $364,691 (or 31.2%) to $1,533,973 from $1,169,282 for the same period in 2011. The increase was due to the large investments in the development of the FTTP networks.

Financing Expenses. Financing expenses, net, for the quarter ended March 31, 2012 decreased by $82,731 (or 5.4%) to $1,441,699 from $1,524,430 for the same period in 2011. Financing expenses consist of interest payable on our financial obligations, the measurement of the Bonds which are stated in NIS and linked to the Israeli Consumer Price Index (the "CPI"). The decrease in financing expenses is a result of the decrease in principal of our outstanding bonds and an evaluation of 2.8% in the USD against the NIS and no inflation  during the first quarter of 2012 versus an evaluation of 1.9% in the USD against the NIS and adjustment to the inflation of 0.9% in the same period in 2011. The financial expenses are presented net of unearned gain on the hedging of interest and principal Bond payments in 2012 which offsets an increase in financing expense incurred for new loans in 2011. Financial expenses also includes expenses related to warrants that were issued to Burlingame Equity Investors, LP ("Burlingame") on March 2010 and expenses of the difference between the allocated relative fair value and the principal amount of the loan from Burlingame from March 2010.

Other Expenses. Other expenses for the quarter ended March 31, 2012 increased by approximately 35.4% to $198,669 from $146,732 for the same period in 2011. Other expenses consist of mainly real estate taxes. The increase in other expenses is due to the increase in property tax for PRIDE Network, Inc.

Income taxes. We conduct our business in several states in the US. Therefore, our operating income is subject to varying rates of state tax in the US. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses. However, we expect that our income taxes will not materially vary in relation to the geographic distribution of our profits inside the US. Due to non-deductible compensation related to stock options and non-deductible amortization of intangible assets, our effective tax rate was 33.52% and 30.54% for the quarter ended March 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of March 31, 2012 amounted to $7,672,192, compared to $6,563,514 as of December 31, 2011, an increase of $1,108,678. Net cash provided by operating activities in the quarter ended March 31, 2012 was $1,369,265, an increase of $683,458 compared to $685,807 which were provided by operating activities in the quarter ended March 31, 2011. An increase in cash flow from operating activities is mostly related to the following changes in working capital: (1) an increase in accounts receivable of $378,856 in the quarter ended March 31, 2012 compared to an increase of $1,191,587 in the same period of 2011; (2) an increase in prepaid expenses and other receivables of $349,831 in the quarter ended March 31, 2012 compared to a decrease of $1,246,350 in the same period of 2011; (3) an increase in the provision for bad debt of $140,524 is attributable in the quarter ended March 31, 2012 compared to an increase of $86,117 in the same period of 2011; (4) an increase in long term receivables of $29,023 in the quarter ended March 31, 2012 compared to an increase of $2,923 in the same period of 2011; and (5) a decrease in other liabilities and accrued expenses of $212,460 in the quarter ended March 31, 2012 compared to a decrease of $835,085 in the same period of 2011. Cash used for investing activities in the quarter ended March 31, 2012 was $3,309,512 compared to $2,442,267 in the same period of 2011. Of that amount, $2,686,524 is attributable to the build out of our FTTP projects under the United States Department of Agriculture in Levelland, TX, and the PRIDE Network projects and $622,988 to the purchase of other equipment. Net cash provided by financing activities for the quarter ended March 31, 2012 was $3,048,925 and is primarily attributable to proceeds from long-term loans from the United States Department of Agriculture which are offset by repayment of the capital lease obligations and loans from a bank.

Capital lease obligations. We are the lessee of switching and other telecom equipment under capital leases expiring on various dates through 2014.

As of March 31, 2012, we reported a working capital deficit of $6,753,113 compared to a working capital deficit of $3,596,693 on December 31, 2011. We believe that we can refinance our short-term debt and together with the increase in revenues from our higher margin Fiber-To-The-Premise network which will result in increased profitability, we will improve our working capital deficit and meet our anticipated cash requirements for operating needs for at least the next 12 months. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities or we are unable to renew and extend a portion of our short-term credit line and notes payable, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that we will be able to meet our liquidity needs for at least the next 12 months, no assurance can be given that we will be able to do so.

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of March 31, 2012:
	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic Note Payable	$8,523,845	$841,674	$2,807,171	$4,875,000	$-
Other notes payable	3,313,105	3,313,105		-	-
Notes Payable from the United States Department of Agriculture	26,132,926	1,247,799	2,495,598	2,495,598	19,893,931
Bonds	15,246,325	3,954,209	7,528,078	3,764,038	-
Capital leases	718,466	418,294	300,172	-	-
Operating leases	2,645,727	1,588,376	913,987	143,364	-

Total contractual cash obligations	$56,580,394	$11,363,457	$14,045,006	$11,278,000	$19,893,931

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

On November 4, 2008, we filed a public prospectus (the “Prospectus”) with the Israel Securities Authority and the TASE for listing of the Series A Bonds for trading on the TASE. On November 11, 2008 (the “Date of Listing”), the Series A Bonds commenced trading on the TASE. From the Date of Issuance until the Date of Listing, the Series A Bonds accrued annual interest at a rate of 9%. As of the Date of Listing, the interest rate for the unpaid balance of the Series A Bonds was reduced by 1% to an annual interest rate of 8%.

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

The Board's resolution is not a commitment to repurchase any Series A Bonds under the Plan. The Plan may be suspended or discontinued by us at any time. As of the date of this filing, we have not repurchased any Series A Bonds.

US subsidiaries

NTS Telephone Company, LLC, a wholly owned subsidiary of NTSC has received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the initial advance date until full repayment after 17 years. The loan bears interest at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. Advances are provided as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The note is non-recourse to NTSC and all other NTSC subsidiaries and is secured by NTS Telephone’s assets which were $13.3 million at March 31, 2012. As of March 31, 2012, the annual average weighted interest rate on the outstanding advances was 3.54%. The total aggregate amount of these loans as of March 31, 2012 is $10,134,121. The loans are to be repaid in monthly installments until 2024.

PRIDE Network, Inc., a wholly owned subsidiary of NTSC has received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total $99.9 million funding in form of $45.9 million in grants and $54 million in 19 to 20-year loans. The loans bear interest at the U.S. Treasury rate for comparable loans with comparable maturities. The funding will allow us to develop our FTTP infrastructure, known as the PRIDE Network projects, in northwestern Texas and further expand it to communities in southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The total aggregate amount of these loans and grants as of March 31, 2012 is $15,998,804 and $12,652,992, respectively. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by PRIDE Network's assets which were $19 million at March 31, 2012. As of March 31, 2012, the annual average weighted interest rate on the outstanding advances was 3.48%. As of March 31, 2012, the total amount of loan and grant to be available in the future is $37,764,942 and $33,223,928 respectively.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

Following the divestiture of our UK and Israeli operations, all of our assets, liabilities (except the Series A Bonds), revenues and expenditures are in USD.

Notwithstanding having our Series A Bonds stated in NIS and linked to the Israeli CPI, during the three months ended March 31, 2012, our outstanding liability was increased by approximately $589,789 as a result of the devaluation of the NIS in relation with the USD and exchange rate hedging.

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

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), our former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to us (collectively with Xfone 018, the “Defendants”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by customers to the Defendants’ respective technical support numbers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,018,843) which reflects the Petitioners’ estimation of damages caused to all customers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the instructions of the Israeli Court was supplemented on May 3, 2011 and amended on July 18, 2011 and on March 21, 2012 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services (the “Services”) who called its telephone service center from July 4, 2004 until February 21, 2010, due to a problem in the Services, and were charged for such calls (the “Compensation”). The Compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one-time special reward in the amount of NIS 10,000 (approximately $2,692) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $10,767) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court. On April 30, 2012, the Israeli Court has appointed a CPA as an examiner to review and assess the Settlement Agreement (the “Examiner”). The Examiner was instructed to advise the Israeli Court by July 1, 2012 whether in his opinion the Settlement Agreement is reasonable.

On May 14, 2010, we entered into an agreement (including any amendment and supplement thereto, the “Agreement”) with Marathon Telecom Ltd. for the sale of our majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, we are fully and exclusively liable for any and all amounts, payments or expenses which will be incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Agreement provides that we shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, we shall bear only the cost of such services). Section 10 of the Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with us and with mutual assistance. It is agreed between us and Xfone 018 that subject to and upon the approval of the Settlement Agreement by the Israeli Court, we shall bear and/or pay: (i) the costs of the Compensation; (ii) the Reward; (iii) the Attorneys Fee; and (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $20,188).

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

On July 19, 2011 the Petitioners filed suit in 350th District Court of Taylor County, Texas seeking $5 million in economic and non-economic damages and asserting breach of contract, negligence, gross negligence, defamation, libel, invasion of privacy, and intentional infliction of emotional distress claims. On NTSC’s request due to questions of federal law, the case has been moved to the United States District Court for the Northern District of Texas and was scheduled for trial on April 1, 2013. However, in February on reconsideration, the federal judge denied NTSC’s request and remanded the case to the District Court of Taylor County where it awaits scheduling. NTSC’s insurance carrier has agreed to defend the suit and has referred the matter to its counsel. NTSC anticipates that its insurance carrier will cover all costs and damages without any liability to NTSC.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures
 Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.1.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 25, 2012 (73)
3.6	Bylaws of Xfone USA, Inc. (7)
3.12	Reamended and Restated Bylaws of Xfone, Inc. dated November 18, 2010. (68)
4.	Specimen Stock Certificate and Specimen Warrant Certificate. (75)
4.1-4.8	Forms related to the Rights Offering of 2011.
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.69	Management Agreement with I-55 Telecommunications, LLC dated October 12, 2005.(19)
10.70	Agreement - General Terms and Conditions with EBI Comm, Inc., dated January 1, 2006.(21)
10.71	Asset Purchase Agreement with Canufly.net, Inc., dated January 10, 2006.(21)
10.72	Stock Purchase Agreement dated May 10, 2006, by and among the Company, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited. (23)
10.73	Agreement dated May 25, 2006, by and among the Company and the shareholders of Equitalk.co.uk Limited. (24)
10.74	Securities Purchase Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.75	Registration Rights Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.76	Common Stock Purchase Warrant, dated June 19, 2006, by the Company in favor of the Purchasers.(25)
10.77	Escrow Agreement, dated June 19, 2006, by and between the Company, the Escrow Agent, and the Purchasers. (25)
10.78	Form of Indemnification Agreement between the Company and its Directors and Officers.(27)
10.79	Agreement to Purchase Promissory Note dated October 31, 2005, with Randall Wade James Tricou.(27)
10.80	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Tricou Construction. (27)
10.81	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Estates. (27)
10.82	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Utility. (27)
10.83	Agreement to Purchase Promissory Note dated February 3, 2006, with Danny Acosta.(27)
10.84	Letter Agreement dated November 15, 2005, with Oberon Securities, LLC.(27)
10.85	Letter Agreement dated June 15, 2006, with Oberon Securities, LLC.(27)
10.86	Second Amendment to Agreement and Plan of Merger (to acquire WS Telecom, Inc.), dated June 28, 2006. (27)
10.87	General Contract for Services dated January 1, 2005, by and between the Company and Swiftnet Limited. (27)
10.88	Service Agreement dated December 6, 2005, by and between the Company and Elite Financial Communications Group, LLC. (27)
10.89	Agreement for Market Making in Securities dated July 31, 2006, by and between the Company and Excellence Nessuah Stock Exchange Services Ltd. (27)
10.90	Shareholders Loan Agreement, dated September 27, 2006, by and between Auracall Limited, Swiftnet Limited, and Dan Kirschner. (28)
10.91	Service Agreement, dated November 7, 2006, by and between the Company and Institutional Marketing Services, Inc. (28)
10.92	Consultancy Agreement, dated November 20, 2006, by and between the Company and Crestview Capital Partners, LLP. (29)
10.93	Agreement dated December 24, 2006, by and between the Company, Halman-Aldubi Provident Funds Ltd., and Halman-Aldubi Pension Funds Ltd. (translation from Hebrew). (31)
10.94	First Amendment to Financial Services and Business Development Consulting Agreement dated February 8, 2007, by and between the Company and Dionysos Investments (1999) Ltd. (33)
10.95	Agreement dated February 8, 2007, by and between the Company, Swiftnet Limited, Campbeltown Business, Ltd., and Mr. Abraham Keinan. (33)
10.96	First Amendment to General Contract for Services, dated March 14, 2007, by and between the Company and Swiftnet Limited. (34)
10.97	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Abraham Keinan.(34)

10.98	Consulting Agreement, dated March 28, 2007, between the Company and Abraham Keinan. (34)
10.99	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Guy Nissenson.(34)
10.100	Consulting Agreement, dated March 28, 2007, between the Company and Guy Nissenson.(34)
10.101	Settlement Agreement and Release dated May 31, 2007, by and among Embarq Logistics, Inc, Xfone USA, Inc. and the Company. (35)
10.102	Promissory Note dated May 31, 2007, by Xfone USA, Inc.(35)
10.103	Parent Guarantee dated as of May 31, 2007 by the Company in favor of Embarq Logistics, Inc.(35)
10.104	Share Purchase Agreement dated August 15, 2007, by and between Dan Kirschner, as Seller, Swiftnet Limited, as Buyer, and Xfone, Inc. (36)
10.105	Inter-Company Loan Agreement dated August 15, 2007, by and between Auracall Limited, as Lender, and Swiftnet Limited, as Borrower. (36)
10.106	Stock Purchase Agreement dated August 22, 2007, by and among the Company, NTS Communications, Inc., and the Shareholders of NTS Communications, Inc. (37)
10.107	Letter of Joint Venture dated June 15, 2007, by and among the Company and NTS Holdings, Inc.(37)
10.107.1	Form of Free Cash Flow Participation Agreement to be Entered into between the Company and NTS Holdings, Inc. Upon Consummation of the Acquisition. (37)
10.107.2	Form of Employment Agreement to be entered into between NTS Communications, Inc. and Barbara Baldwin upon Consummation of the Acquisition. (37)
10.107.3	Form of Employment Agreement to be entered into between NTS Communications, Inc. and Jerry Hoover upon Consummation of the Acquisition. (37)
10.107.4	Form of Employment Agreement to be entered into between NTS Communications, Inc. and Brad Worthington upon Consummation of the Acquisition. (37)
10.108	Employment Contract signed on August 26, 2007, by and between the Company’s Israeli based Subsidiary Xfone 018 ltd. and Roni Haliva. (38)
10.109	Subscription Agreement for the Purchase of Shares of Common Stock of the Company Dated October 23, 2007. (39)
10.110	Subscription Agreement for the Purchase of Shares of Common Stock of the Company Dated November 1, 2007. (41)
10.111	Form of Subscription Agreement for the Purchase of Units Consisting of Two Shares of Common Stock and One Common Stock Purchase Warrant. (42)
10.112	Form of Common Stock Purchase Warrant.(42)
10.113	First Amendment to Stock Purchase Agreement.(43)
10.114.1	Employment agreement dated as of February 26, 2008, by and among NTS Communications, Inc. and Barbara Baldwin. (44)
10.114.2	Employment agreement dated as of February 26, 2008, by and among NTS Communications, Inc. and Jerry Hoover. (44)
10.114.3	Employment agreement dated as of February 26, 2008, by and among NTS Communications, Inc. and Brad Worthington (44)
10.115	Free cash flow participation agreement dated as of February 26, 2008, by and among Xfone, Inc. and NTS Holdings, Inc. (44)
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

10.120	Modification of Financial Consulting Agreement between Xfone, Inc. and Oberon Securities, LLC in connection with NTS Communications Transaction. (45)
10.121	Fees Due to Oberon Securities, LLC from Xfone, Inc. in connection with services provided in conjunction with the acquisition of NTS Communications, Inc. (45)
10.122	Agreement of Principles dated March 17, 2008 by and between Xfone 018 Ltd. and Tiv Taam Holdings 1 Ltd. (Free Translation from Hebrew). (46)
10.123	Compromise Agreement dated March 25, 2008, between Xfone, Inc., Story Telecom, Inc., Story Telecom Limited, Trecastle Holdings Limited and Nir Davison. (47)
10.124	Securities Purchase Agreement dated March 25, 2008, between Xfone, Inc., Trecastle Holdings Limited and Nir Davison. (47)
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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. (Free translation from Hebrew) (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
10.132	Employment Agreement between NTS Communications, Inc. and Niv Krikov dated July 1, 2009. (59)
10.133	Agreement dated November 20, 2009 between Xfone, Inc., David Sela and Blokshtil Ltd. (English translation). (60)
10.134	Loan Agreement dated as of December 10, 2009, between Swiftnet Limited, Iddo Keinan, Xfone, Inc., Auracall Limited, Equitalk.co.uk Limited and Story Telecom Limited. (61)
10.135	General Release and Settlement Agreement dated December 28, 2009 between Xfone, Inc., and the selling shareholders of NTS Communications, Inc. (62)
10.136	Agreement dated January 29, 2010 by and between Xfone, Inc., Abraham Keinan, and AMIT K Limited. (63)
10.137	Agreement dated January 29, 2010 by and between Xfone, Inc. and Abraham Keinan. (63)
10.138	Agreement dated January 29, 2010 by and between Abraham Keinan, Guy Nissenson and Campbeltown Business Ltd. (63)
10.139	Securities Purchase Agreement dated effective as of March 23, 2010. (64)
10.140	Form of Subscription Agreement dated as of March 23, 2010. (64)
10.141	Contract dated May 14, 2010 by and between Xfone, Inc., Newcall Ltd., Margo Pharma, Ltd., and Marathon Telecom Ltd. (English translation) (65)
10.142	Employment Agreement entered into on June 30, 2010 between Xfone, Inc. and Guy Nissenson (Free translation from Hebrew) (66)
10.143	First Amendment to Consulting Agreement dated June 30, 2010 between Xfone, Inc. and Guy Nissenson (66)
10.144	Severance Agreement entered into on September 20, 2010 between Xfone, Inc. and Guy Nissenson. (67)
10.145	Third Amendment to Financial Services and Business Development Consulting Agreement dated December 27, 2010, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (69)
10.146	First Amendment to Senior Promissory Note, dated as of May 2, 2011. (71)
10.147	Term Loan, Guarantee and Security Agreement dated October 6, 2011. (72)
10.148	Employment and Severance Agreement dated March 6, 2012 between NTS, Inc., NTS Communications, Inc. and Guy Nissenson. (74)
16.2	Letter dated June 1, 2009 from Stark Winter Schenkein & Co., LLP to the Securities and Exchange Commission. (58)
21.2	List of Subsidiaries (amended as of March 2012). (75)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
32.1	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
32.2	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
*Denotes exhibits filed herewith.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.

(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2010 with Xfone, Inc.‘s Form 10-K.
(58)	Denotes previously filed exhibit: filed on June 3, 2009 with Xfone, Inc.‘s Form 8-K/A.
(59)	Denotes previously filed exhibit: filed on July 1, 2009 with Xfone, Inc.‘s Form 8-K.
(60)	Denotes previously filed exhibit: filed on November 30, 2009 with Xfone, Inc.‘s Form 8-K.
(61)	Denotes previously filed exhibit: filed on December 11, 2009 with Xfone, Inc.‘s Form 8-K.
(62)	Denotes previously filed exhibit: filed on December 29, 2009 with Xfone, Inc.‘s Form 8-K.
(63)	Denotes previously filed exhibits: filed on January 29, 2010 with Xfone, Inc.‘s Form 8-K.
(64)	Denotes previously filed exhibits: filed on March 23, 2010 with Xfone, Inc.‘s Form 8-K.
(65)	Denotes previously filed exhibits: filed on June 1, 2010 with Xfone, Inc.’s Form 8-K.
(66)	Denotes previously filed exhibits: filed on June 30, 2010 with Xfone, Inc.’s Form 8-K.

(67)	Denotes previously filed exhibits: filed on September 20, 2010 with Xfone, Inc.’s Form 8-K.
(68)	Denotes previously filed exhibit: filed on November 18, 2010 with Xfone, Inc.’s Form 8-K.
(69)	Denotes previously filed exhibit: filed on December 27, 2010 with Xfone, Inc.’s Form 8-K.
(71)	Denotes previously filed exhibit: filed on May 2, 2011 with Xfone, Inc.’s Form 8-K.
(72)	Denotes previously filed exhibit: filed on October 6, 2011 with Xfone, Inc.’s Form 8-K.
(73)	Denotes previously filed exhibit: filed on February 1, 2012 with Xfone, Inc.’s Form 8-K.
(74)	Denotes previously filed exhibit: filed on March 6, 2012 with NTS, Inc.’s Form 8-K.
(75)	Denotes previously filed exhibits: filed on March 30, 2012 with NTS, Inc.’s Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS, INC.

Date: May 15, 2012	By:	/s/ Guy Nissenson
Guy Nissenson
President, Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

Date: May 15, 2012	By:	/s/ Niv Krikov
Niv Krikov
Principal Accounting Officer, Treasurer, Chief Financial Officer and Director (principal accounting and financial officer)

EXHIBIT INDEX

Item 6.	Exhibits

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.1.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 25, 2012 (73)
3.6	Bylaws of Xfone USA, Inc. (7)
3.12	Reamended and Restated Bylaws of Xfone, Inc. dated November 18, 2010. (68)
4.	Specimen Stock Certificate and Specimen Warrant Certificate. (75)
4.1-4.8	Forms related to the Rights Offering of 2011.
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.69	Management Agreement with I-55 Telecommunications, LLC dated October 12, 2005.(19)
10.70	Agreement - General Terms and Conditions with EBI Comm, Inc., dated January 1, 2006.(21)
10.71	Asset Purchase Agreement with Canufly.net, Inc., dated January 10, 2006.(21)
10.72	Stock Purchase Agreement dated May 10, 2006, by and among the Company, Story Telecom, Inc., Story Telecom Limited, Story Telecom (Ireland) Limited, Nir Davison, and Trecastle Holdings Limited. (23)
10.73	Agreement dated May 25, 2006, by and among the Company and the shareholders of Equitalk.co.uk Limited. (24)
10.74	Securities Purchase Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.75	Registration Rights Agreement, dated June 19, 2006, by and between the Company and the Purchasers. (25)
10.76	Common Stock Purchase Warrant, dated June 19, 2006, by the Company in favor of the Purchasers.(25)
10.77	Escrow Agreement, dated June 19, 2006, by and between the Company, the Escrow Agent, and the Purchasers. (25)
10.78	Form of Indemnification Agreement between the Company and its Directors and Officers.(27)
10.79	Agreement to Purchase Promissory Note dated October 31, 2005, with Randall Wade James Tricou.(27)
10.80	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Tricou Construction. (27)
10.81	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Estates. (27)
10.82	Agreement to Purchase Promissory Note dated October 31, 2005, with Rene Tricou - Bon Aire Utility. (27)
10.83	Agreement to Purchase Promissory Note dated February 3, 2006, with Danny Acosta.(27)
10.84	Letter Agreement dated November 15, 2005, with Oberon Securities, LLC.(27)
10.85	Letter Agreement dated June 15, 2006, with Oberon Securities, LLC.(27)
10.86	Second Amendment to Agreement and Plan of Merger (to acquire WS Telecom, Inc.), dated June 28, 2006. (27)
10.87	General Contract for Services dated January 1, 2005, by and between the Company and Swiftnet Limited. (27)
10.88	Service Agreement dated December 6, 2005, by and between the Company and Elite Financial Communications Group, LLC. (27)
10.89	Agreement for Market Making in Securities dated July 31, 2006, by and between the Company and Excellence Nessuah Stock Exchange Services Ltd. (27)
10.90	Shareholders Loan Agreement, dated September 27, 2006, by and between Auracall Limited, Swiftnet Limited, and Dan Kirschner. (28)
10.91	Service Agreement, dated November 7, 2006, by and between the Company and Institutional Marketing Services, Inc. (28)
10.92	Consultancy Agreement, dated November 20, 2006, by and between the Company and Crestview Capital Partners, LLP. (29)
10.93	Agreement dated December 24, 2006, by and between the Company, Halman-Aldubi Provident Funds Ltd., and Halman-Aldubi Pension Funds Ltd. (translation from Hebrew). (31)
10.94	First Amendment to Financial Services and Business Development Consulting Agreement dated February 8, 2007, by and between the Company and Dionysos Investments (1999) Ltd. (33)
10.95	Agreement dated February 8, 2007, by and between the Company, Swiftnet Limited, Campbeltown Business, Ltd., and Mr. Abraham Keinan. (33)
10.96	First Amendment to General Contract for Services, dated March 14, 2007, by and between the Company and Swiftnet Limited. (34)
10.97	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Abraham Keinan.(34)

10.98	Consulting Agreement, dated March 28, 2007, between the Company and Abraham Keinan. (34)
10.99	Employment Agreement, dated March 28, 2007, between Swiftnet Limited and Guy Nissenson.(34)
10.100	Consulting Agreement, dated March 28, 2007, between the Company and Guy Nissenson.(34)
10.101	Settlement Agreement and Release dated May 31, 2007, by and among Embarq Logistics, Inc, Xfone USA, Inc. and the Company. (35)
10.102	Promissory Note dated May 31, 2007, by Xfone USA, Inc.(35)
10.103	Parent Guarantee dated as of May 31, 2007 by the Company in favor of Embarq Logistics, Inc.(35)
10.104	Share Purchase Agreement dated August 15, 2007, by and between Dan Kirschner, as Seller, Swiftnet Limited, as Buyer, and Xfone, Inc. (36)
10.105	Inter-Company Loan Agreement dated August 15, 2007, by and between Auracall Limited, as Lender, and Swiftnet Limited, as Borrower. (36)
10.106	Stock Purchase Agreement dated August 22, 2007, by and among the Company, NTS Communications, Inc., and the Shareholders of NTS Communications, Inc. (37)
10.107	Letter of Joint Venture dated June 15, 2007, by and among the Company and NTS Holdings, Inc.(37)
10.107.1	Form of Free Cash Flow Participation Agreement to be Entered into between the Company and NTS Holdings, Inc. Upon Consummation of the Acquisition. (37)
10.107.2	Form of Employment Agreement to be entered into between NTS Communications, Inc. and Barbara Baldwin upon Consummation of the Acquisition. (37)
10.107.3	Form of Employment Agreement to be entered into between NTS Communications, Inc. and Jerry Hoover upon Consummation of the Acquisition. (37)
10.107.4	Form of Employment Agreement to be entered into between NTS Communications, Inc. and Brad Worthington upon Consummation of the Acquisition. (37)
10.108	Employment Contract signed on August 26, 2007, by and between the Company’s Israeli based Subsidiary Xfone 018 ltd. and Roni Haliva. (38)
10.109	Subscription Agreement for the Purchase of Shares of Common Stock of the Company Dated October 23, 2007. (39)
10.110	Subscription Agreement for the Purchase of Shares of Common Stock of the Company Dated November 1, 2007. (41)
10.111	Form of Subscription Agreement for the Purchase of Units Consisting of Two Shares of Common Stock and One Common Stock Purchase Warrant. (42)
10.112	Form of Common Stock Purchase Warrant.(42)
10.113	First Amendment to Stock Purchase Agreement.(43)
10.114.1	Employment agreement dated as of February 26, 2008, by and among NTS Communications, Inc. and Barbara Baldwin. (44)
10.114.2	Employment agreement dated as of February 26, 2008, by and among NTS Communications, Inc. and Jerry Hoover. (44)
10.114.3	Employment agreement dated as of February 26, 2008, by and among NTS Communications, Inc. and Brad Worthington (44)
10.115	Free cash flow participation agreement dated as of February 26, 2008, by and among Xfone, Inc. and NTS Holdings, Inc. (44)
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

10.120	Modification of Financial Consulting Agreement between Xfone, Inc. and Oberon Securities, LLC in connection with NTS Communications Transaction. (45)
10.121	Fees Due to Oberon Securities, LLC from Xfone, Inc. in connection with services provided in conjunction with the acquisition of NTS Communications, Inc. (45)
10.122	Agreement of Principles dated March 17, 2008 by and between Xfone 018 Ltd. and Tiv Taam Holdings 1 Ltd. (Free Translation from Hebrew). (46)
10.123	Compromise Agreement dated March 25, 2008, between Xfone, Inc., Story Telecom, Inc., Story Telecom Limited, Trecastle Holdings Limited and Nir Davison. (47)
10.124	Securities Purchase Agreement dated March 25, 2008, between Xfone, Inc., Trecastle Holdings Limited and Nir Davison. (47)
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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. (Free translation from Hebrew) (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
10.132	Employment Agreement between NTS Communications, Inc. and Niv Krikov dated July 1, 2009. (59)
10.133	Agreement dated November 20, 2009 between Xfone, Inc., David Sela and Blokshtil Ltd. (English translation). (60)
10.134	Loan Agreement dated as of December 10, 2009, between Swiftnet Limited, Iddo Keinan, Xfone, Inc., Auracall Limited, Equitalk.co.uk Limited and Story Telecom Limited. (61)
10.135	General Release and Settlement Agreement dated December 28, 2009 between Xfone, Inc., and the selling shareholders of NTS Communications, Inc. (62)
10.136	Agreement dated January 29, 2010 by and between Xfone, Inc., Abraham Keinan, and AMIT K Limited. (63)
10.137	Agreement dated January 29, 2010 by and between Xfone, Inc. and Abraham Keinan. (63)
10.138	Agreement dated January 29, 2010 by and between Abraham Keinan, Guy Nissenson and Campbeltown Business Ltd. (63)
10.139	Securities Purchase Agreement dated effective as of March 23, 2010. (64)
10.140	Form of Subscription Agreement dated as of March 23, 2010. (64)
10.141	Contract dated May 14, 2010 by and between Xfone, Inc., Newcall Ltd., Margo Pharma, Ltd., and Marathon Telecom Ltd. (English translation) (65)
10.142	Employment Agreement entered into on June 30, 2010 between Xfone, Inc. and Guy Nissenson (Free translation from Hebrew) (66)
10.143	First Amendment to Consulting Agreement dated June 30, 2010 between Xfone, Inc. and Guy Nissenson (66)
10.144	Severance Agreement entered into on September 20, 2010 between Xfone, Inc. and Guy Nissenson. (67)
10.145	Third Amendment to Financial Services and Business Development Consulting Agreement dated December 27, 2010, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (69)
10.146	First Amendment to Senior Promissory Note, dated as of May 2, 2011. (71)
10.147	Term Loan, Guarantee and Security Agreement dated October 6, 2011. (72)
10.148	Employment and Severance Agreement dated March 6, 2012 between NTS, Inc., NTS Communications, Inc. and Guy Nissenson. (74)
16.2	Letter dated June 1, 2009 from Stark Winter Schenkein & Co., LLP to the Securities and Exchange Commission. (58)
21.2	List of Subsidiaries (amended as of March 2012). (75)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
32.1	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
32.2	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
*Denotes exhibits filed herewith.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.

(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.
(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2010 with Xfone, Inc.‘s Form 10-K.
(58)	Denotes previously filed exhibit: filed on June 3, 2009 with Xfone, Inc.‘s Form 8-K/A.
(59)	Denotes previously filed exhibit: filed on July 1, 2009 with Xfone, Inc.‘s Form 8-K.
(60)	Denotes previously filed exhibit: filed on November 30, 2009 with Xfone, Inc.‘s Form 8-K.
(61)	Denotes previously filed exhibit: filed on December 11, 2009 with Xfone, Inc.‘s Form 8-K.
(62)	Denotes previously filed exhibit: filed on December 29, 2009 with Xfone, Inc.‘s Form 8-K.
(63)	Denotes previously filed exhibits: filed on January 29, 2010 with Xfone, Inc.‘s Form 8-K.
(64)	Denotes previously filed exhibits: filed on March 23, 2010 with Xfone, Inc.‘s Form 8-K.
(65)	Denotes previously filed exhibits: filed on June 1, 2010 with Xfone, Inc.’s Form 8-K.
(66)	Denotes previously filed exhibits: filed on June 30, 2010 with Xfone, Inc.’s Form 8-K.

(67)	Denotes previously filed exhibits: filed on September 20, 2010 with Xfone, Inc.’s Form 8-K.
(68)	Denotes previously filed exhibit: filed on November 18, 2010 with Xfone, Inc.’s Form 8-K.
(69)	Denotes previously filed exhibit: filed on December 27, 2010 with Xfone, Inc.’s Form 8-K.
(71)	Denotes previously filed exhibit: filed on May 2, 2011 with Xfone, Inc.’s Form 8-K.
(72)	Denotes previously filed exhibit: filed on October 6, 2011 with Xfone, Inc.’s Form 8-K.
(73)	Denotes previously filed exhibit: filed on February 1, 2012 with Xfone, Inc.’s Form 8-K.
(74)	Denotes previously filed exhibit: filed on March 6, 2012 with NTS, Inc.’s Form 8-K.
(75)	Denotes previously filed exhibits: filed on March 30, 2012 with NTS, Inc.’s Form 10-K.