Form 10-Q
period 2012-06-30
NTS, INC.
filed 2012-08-13
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 12, 2012, 41,186,596 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

NTS, INC. AND SUBSIDIARIES

Index

PART I:

FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED) - PERIOD ENDED JUNE 30, 2012

NTS, Inc. and Subsidiaries

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2012

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)

CURRENT ASSETS:
Cash	$7,662,701	$6,563,514
Accounts receivable, net	4,227,839	3,762,250
Prepaid expenses and other receivables	2,759,557	2,577,357
Deferred taxes	720,767	583,990
Inventory	190,495	193,077

Total current assets	15,561,359	13,680,188

BONDS ISSUANCE COSTS, NET	998,537	1,143,227

OTHER LONG-TERM ASSETS	2,791,015	2,769,232

RESTRICTED CASH	1,121,932	769,331

FIXED ASSETS, NET	78,894,699	71,250,071

INTANGIBLE ASSETS, NET	1,653,020	1,915,555

Total assets	$101,020,562	$91,527,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)

CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$2,428,652	$1,766,289
Trade payables	8,684,054	6,690,440
Other liabilities and accrued expenses	4,236,389	4,621,863
Current maturities of obligations under capital leases	469,599	475,162
Current maturities of bonds	3,760,858	3,723,127

Total current liabilities	19,579,552	17,276,881

DEFERRED TAXES, NET	2,374,863	2,524,071

NOTES PAYABLE TO THE UNITED STATES DEPARTMENT OF AGRICULTURE, NET OF CURRENT MATURITIES	29,570,874	21,380,045

NOTES PAYABLE, NET OF CURRENT MATURITIES	10,809,228	11,307,638

BONDS PAYABLES, NET OF CURRENT MATURITIES	10,811,096	10,902,992

OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT MATURITIES	351,118	395,847

OTHER LONG-TERM LIABILITIES	43,515	72,704

Total liabilities	73,540,246	63,860,178

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value per share: 150,000,000 shares authorized; 41,186,596 issued and outstanding at June 30, 2012 and December 31, 2011	41,187	41,187
Additional paid-in capital	54,465,605	54,386,459
Foreign currency translation adjustment	(1,805,791)	(1,805,791)
Retained earnings (deficit)	(25,220,685)	(24,954,429)

Total Equity	27,480,316	27,667,426

Total liabilities and shareholders' equity	$101,020,562	$91,527,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended			Six months ended
	June 30,			June 30,
	2012		2011	2012	2011
Revenues
Services on Fiber-To-The-Premise network	$4,513,105		$3,041,161	$8,585,772	$5,986,561
Leased local loop services and other	10,571,454		11,057,995	21,422,616	22,369,813
Total Revenues	15,084,559		14,099,156	30,008,388	28,356,374

Expenses
Cost of services (excluding depreciation and amortization shown below)	6,820,276		6,849,829	13,942,930	13,861,304
Selling, general and administrative	5,436,522		5,210,519	10,573,283	10,527,967
Depreciation and amortization	1,452,468		1,227,181	2,986,441	2,396,463
Financing expenses, net	1,119,237		1,728,264	2,560,936	3,252,694
Other expenses	179,207		143,114	377,876	289,846
Total Expenses	15,007,710		15,158,907	30,441,466	30,328,274

Income (loss) before taxes	76,849		(1,059,751)	(433,078)	(1,971,900)

Income tax benefit (expense)	(4,104)		241,984	166,822	520,519

Net income (loss)	$72,745		$(817,767)	$(266,256)	$(1,451,381)

Basic and diluted income (loss) per share	$0.00	*	$(0.04)	$(0.01)	$(0.07)

Basic and diluted weighted average number of shares outstanding	41,186,596		21,119,488	41,186,596	21,119,488

* represents amount less than $0.01.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2012	2011
Cash flow from operating activities:
Net loss	$(266,256)	$(1,451,381)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,986,441	2,396,463
Compensation in connection with the issuance of warrants and options issued for professional services	79,146	141,627
Increase (decrease) in bad debt provision	228,184	245,798
Accrued interest and exchange rate on bonds	(151,274)	1,278,342
Unearned Loss due to hedging	97,109	-
Expense of discounted debt from related party and related warrants	237,454	393,432
Gain on the disposal of fixed assets	-	(5,000)
Decrease (increase) in bonds issuance cost, net	144,690	144,690
Decrease (increase) in account receivables	(693,773)	(1,859,615)
Decrease (increase) in inventories	2,582	(49,771)
Decrease (increase) in long-term receivables	(21,783)	(24,161)
Decrease (increase) in prepaid expenses and other receivables	(182,200)	586,775
Increase ( decrease) in other long-term liabilities	(29,189)	(43,223)
Increase (decrease) in trade payables	(459,354)	1,695,438
Increase (decrease) in other liabilities and accrued expenses	(385,474)	(951,474)
Deferred tax provision	(285,985)	(636,721)

Net cash provided by operating activities	1,300,318	1,861,219

Cash flow from investing activities:
Proceeds from disposal of fixed assets	-	5,000
Purchase of equipment	(1,178,723)	(1,367,003)
Purchase of equipment for the projects under the United States Department of Agriculture, net of grants received	(6,491,382)	(2,825,992)

Net cash used in investing activities	(7,670,105)	(4,187,995)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six months ended
	June 30,
	2012	2011
Cash flow from financing activities:
Repayment of short-term loans from banks and others	(3,946,730)	(538,204)
Proceeds from long-term loans	3,500,000	-
Repayment of capital lease obligation	(295,753)	(580,425)
Proceeds from long-term loans from the United States Department of Agriculture	9,249,827	10,956,751
Repayment of long term loans from United States Department of Agriculture	(685,769)	(275,290)
Decrease (increase) in restricted cash	(352,601)	(6,600,845)

Net cash provided by financing activities	7,468,974	2,961,987

Net increase (decrease) in cash and cash equivalents	1,099,187	635,211

Cash and cash equivalents at the beginning of the period	6,563,514	1,217,427

Cash and cash equivalents at the end of period	$7,662,701	$1,852,638

Supplemental disclosure of cash flows activities:

Cash paid for:

Interest	$1,693,105	$1,304,864

Taxes	$166,000	$150,000

Purchase of fixed assets by capital lease arrangements	$245,461	$170,806

Purchase of fixed assets included in accounts payable	$2,452,968	$1,733,942

The accompanying notes are an integral part of these condensed consolidated financial statements

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

Note 1 - Organization and Nature of Business

A.
NTS, Inc. (“NTSI” or “the Company”) was incorporated in the State of Nevada, U.S.A. in September 2000 under the name Xfone, Inc. The Company is a holding and managing company providing, through its subsidiaries, integrated communications services which include voice, video and data over its Fiber-To-The-Premise (“FTTP”) and other networks. The Company currently has operations in Texas, Mississippi and Louisiana. Effective as of February 1, 2012, the Company changed its name to “NTS, Inc.” and as of February 2, 2012 the Company's common shares began trading on the NYSE MKT (f/k/a NYSE Amex) and the Tel Aviv Stock Exchange ("TASE") under a new ticker symbol “NTS”. The name change is a reflection of the Company's refined and enhanced business strategy which began with its acquisition of NTS Communications, Inc. (“NTSC”) in 2008 and its focus on the build out of its high-speed FTTP network.

NTSI’s wholly owned subsidiaries as of June 30, 2012 were as follows:

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

On April 25, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which CoBridge agreed to sell NTSC all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of the Agreement. CoBridge provided cable television service in those communities via coaxial cable facilities and the transaction will allow the Company to quickly expand in those markets while reducing sales and marketing costs to obtain new customers. As part of the transaction, NTSC also agreed to assume certain contracts of CoBridge which are necessary to continue operation of the assets that were acquired. The sale and purchase closed on July 1, 2011, but the purchase price was adjusted during November 2011 based on the number of CoBridge’s customers who failed to pay their accounts or canceled service (offset by customers who converted to NTSC’s service in relevant markets). On July 24, 2012, NTSC and CoBridge agreed on the final purchase price of $962,970 and cost of $39,187 in connection with the provision of transition services to NTSC.

The Company acquired these assets to accelerate its penetration in these markets. The remaining required disclosures are considered immaterial.

The following table summarizes the fair values of the assets acquired:

Fixed assets	$108,079
Customer relationship	766,491

Net assets acquired	$874,570

Purchase price:
Cash paid	$306,030
Note payable	568,540
Total	$874,570

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

Note 1 - Organization and Nature of Business (cont.)

C.	Purchase assets and liabilities of Reach Broadband

On September 16, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with RB3, LLC, and Arklaoktex, LLC, each doing business as Reach Broadband (“Reach”), pursuant to which Reach agreed to sell NTSC all of Reach’s assets in and around the communities of Abernathy, Anton, Brownfield, Hale Center, Idalou, Levelland, Littlefield, Meadow, New Deal, O’Donnell, Olton, Reese, Ropesville, Shallowater, Smyer, Tahoka, and Wolfforth Texas pursuant to the terms of the Agreement. Reach provided those communities with cable television service via coaxial cable facilities and Internet service via a wireless network. The sale and purchase closed on December 1, 2011, but is subject to a purchase price adjustment based on the number of Reach’s customers who failed to pay their accounts or canceled service (offset by customers who converted to NTSC’s service in relevant markets). The Company has not yet agreed on the final purchase price with Reach.

The Company acquired these assets to accelerate its penetration in these markets. The remaining required disclosures are considered immaterial.

The following table summarizes the fair values of the assets acquired:

Fixed assets	$112,521
Customer relationship	566,184

Net assets acquired	$678,705

Purchase price:
Cash paid	$203,612
Note payable	475,093
Total	$678,705

D.	Liquidity

As of June 30, 2012, the Company reported a working capital deficit of $4,018,193 compared to a working capital deficit of $3,596,693 on December 31, 2011. On June 22, 2012 the Company entered into Amendment No. 1 to the Original ICON Agreement providing for an additional loan in the amount of $3,500,000 (“Term Loan”) and a second loan in the amount of $3,100,000 (“Delayed Draw Term Loan”). The Company used the proceeds of the Term Loan solely for the payment and satisfaction in full of all liabilities owed to Burlingame Equity Investors LP, including but not limited to the Burlingame Note. The Company will use the proceeds of the Delayed Draw Term Loan solely for the purchase of equipment in connection with the Company's project to construct a fiber network in Wichita Falls, upon the request made by the Company prior to September 25, 2012. The Company believes that increased revenues from the higher margin Fiber-To-The-Premise network will result in increased profitability and cash flows, which will lead to improvement in the working capital deficit to meet its anticipated cash requirements for at least the next 12 months. If, however, the Company does not generate sufficient cash from operations, or if the Company incurs additional unanticipated liabilities or the Company is unable to renew and/or extend a portion of its short-term liabilities, the Company may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as it could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that the Company will be able to negotiate acceptable terms. In addition, the Company’s access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as the Company’s own financial condition. While management believes that the Company will be able to meet its liquidity needs for at least the next 12 months, no assurance can be given that the Company will be able to do so.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

In management’s opinion, the condensed consolidated balance sheet as of June 30, 2012 (unaudited) and December 31, 2011 (audited), the unaudited condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company's financial position, results of operations and cash flows on a basis consistent with that of the Company's prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2011.

The Company has evaluated subsequent events occurring through the date on which this Quarterly Report on Form 10-Q was filed.

B.	Foreign Currency Translation

Foreign currency transactions gains and losses are included in the results of operations.

C.	Cash and Cash Equivalents

Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

Note 2 - Significant Accounting Policies (cont.)

D.	Restricted Cash

Restricted cash includes proceeds held by PRIDE Network, Inc. that were received from the United States Department of Agriculture to develop its FTTP infrastructure in northwestern Texas and southern Louisiana.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $1,034,057 and $805,873 at June 30, 2012 and December 31, 2011, respectively.

F.	Other Intangible Assets

Other intangible assets consist of a license to provide communication services in the US.

Customer relations related to mergers and acquisitions are amortized over a period between 2-13 years from the date of the purchase.

G.	Earnings Per Share

Basic earning per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Warrants and options were excluded from the calculation of diluted loss per share since they would have an anti-dilutive effect due to the Company's loss from continued operations and net loss to shareholders which were reported for the six months ended June 30, 2012 and 2011.

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
JUNE 30, 2012
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

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

Note 2 - Significant Accounting Policies (cont.)

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

The Company recognizes all of its derivative instruments as either assets or liabilities on the balance sheet at fair value. For derivative instruments that are designated and qualify as a cash flows hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. For the period ended June 30, 2012, our forward contracts did not qualify for hedge accounting and as such, changes in the fair value of the derivative instrument were reported in current period earnings. During January 2012, the Company entered into two foreign currency hedging transactions of $596,842 maturing on May 29, 2012 to buy NIS 2,303,809 and $4,306,570 maturing on November 28, 2012 to buy NIS 16,640,591 in order to hedge against the risk of principal and interest payments of its bonds during 2012. The Company hedged its forecasted principal and interest payments denominated in NIS with currency forwards contracts. As of June 30, 2012, the Company recognized an unearned loss of $97,109 in financing expenses in the Condensed Consolidated Statements of Operations against a reduction in its Current maturities of Bonds in the Condensed Consolidated Balance Sheet.

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

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

Note 3 – Notes payable

1.
On October 6, 2011, the Company entered into a term loan, guarantee and security agreement (the “Original ICON Agreement”) between the following: (1) ICON Agent, LLC, acting as agent for the Lenders signatory thereto; (2) the Company, as Guarantor; (3) Xfone USA, Inc., NTS Communications, Inc., Gulf Coast Utilities, Inc., eXpeTel Communications, Inc., NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers, Inc., and NTS Management Company, LLC, acting as Borrowers and Guarantors; and (4) PRIDE Network, Inc., and NTS Telephone Company, LLC (together with the Borrowers and Guarantors acting as Credit Parties).

On June 22, 2012 the Company entered into Amendment No. 1 to the Original ICON Agreement providing for:

(i)	An additional Term Loan in the amount of $3,500,000, for the payment of all liabilities owed to Burlingame,

(ii)
A Delayed Draw Term Loan in the amount of $3,100,000, for the purchase of equipment in connection with the Company's project to construct a fiber network in Wichita Falls, upon the request made by the Company prior to September 25, 2012 and

(iii)	Certain other amendments to the Original ICON Loan as described in Amendment No. 1.

As per the Amendment No. 1, the principal amount of the term loan (a “Closing Date Term Loan”) of $7,500,000 bearing interest of 12.75% per annum is payable in 68 consecutive monthly installments with the first 20 monthly payments being payments of accrued interest only. The principal amount of the term loan (an “Amendment Date Term Loan”) of $3,500,000 bearing interest of 12.75% per annum is payable in 60 consecutive monthly installments with the first 12 monthly payments being payments of accrued interest only. The loans are secured by a lien against all of each Borrower's and Guarantor's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title, or interest; such as all accounts, all deposit accounts, all other bank accounts and all funds on deposit therein; all money, cash and cash equivalents, all investment property, all stock (other than the publicly traded shares of Stock issued by NTSI), all goods (including inventory, equipment and fixtures), all chattel paper, documents and instruments, all Books and Records, all general intangibles (including all Intellectual Property, contract rights, choses in action, payment intangibles and software), all letter-of-credit rights, all commercial tort claims, all FCC Licenses, all supporting obligations provided, however, that none of the assets of PRIDE Network, Inc. and NTS Telephone Company, LLC are being used as collateral for the Loan and are specifically excluded. The fundings of the Closing Date Term Loan and Amendment Date Term Loan were made on October 27, 2011 and June 22, 2012 respectively.

On August 9, 2012, the Company entered into Amendment No. 2 to the Original ICON Agreement providing for revised amortization schedules of the Closing Date Term Loan and the Amendment Date Term Loan.

The Company has to maintain a Fixed Charge Coverage Ratio of not less than 1.15 to 1.00 for the trailing four fiscal quarter period most recently ended if at any time cash is less than $3,000,000 as of the last day of any fiscal quarter. Pursuant to Amendment No. 1, Senior Leverage Ratio should not exceed 2.00 to 1.00 from June 30, 2012 through March 31, 2013, 1.75 to 1.00 from June 30, 2013 through December 31, 2013 and 1.50 to 1.00 from March 31, 2014 and thereafter.

The total outstanding amount of the loans as of June 30, 2012 is $11,000,000. As of June 30, 2012, there was no outstanding amount on the Delayed Draw Term Loan.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

Note 3 - Notes payable (Cont.)

2.
NTS Telephone Company, LLC, a wholly owned subsidiary of NTSC, received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the advance date until full repayment after 17 years from each advance date. The loan bears interest at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. Advances are provided as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The loan is non-recourse to NTSC and all other NTSC subsidiaries and is secured by NTS Telephone's assets which were $13.7 million at June 30, 2012. As of June 30, 2012, the current average weighted interest rate on the outstanding advances was 3.54%.

The total outstanding amount of these loans as of June 30, 2012 and December 31, 2011 are $9,953,550 and $10,312,900, respectively. The loans are to be repaid in monthly installments until 2024.

3.
PRIDE Network, Inc., a wholly owned subsidiary of NTSC, received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total $99.9 million funding in the form of $45.9 million in grants and $54 million in 19 to 20 year loans. The loans bear interest at the US Treasury rate for comparable loans with comparable maturities. The funding will allow the Company to develop its FTTP infrastructure, known as the PRIDE Network in northwestern Texas and further expand it to communities in southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The total aggregate amount of these loans and grants as of June 30, 2012 is $21,049,460 and $17,107,108, respectively. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by PRIDE Network's assets which were $25.7 million at June 30, 2012. As of June 30, 2012, the current average weighted interest rate on the outstanding advances was 3.24%. As of June 30, 2012, the total amount of loan and grant available in the future is $32,525,916 and $28,769,813, respectively.

4.
On March 23, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame. As part of the Purchase Agreement, the Company issued a senior promissory note in the aggregate principal amount of $3,500,000, with a maturity date of March 22, 2012. Interest accrued at an annual rate of 10% and was payable quarterly. The note was not secured and had equal liquidation rights with the Company's Series A Bonds issued in Israel on December 13, 2007. The Company evaluated the fair value of each of the three securities that were issued under the Purchase Agreement (i.e., the promissory note, 2,173,913 shares of the Company’s common stock, and a warrant to purchase 950,000 shares of the Company’s common stock) and recorded the promissory note at its fair value of $2,556,240. The difference between the fair value and the principal amount was expensed ratably over the life of the promissory note.

On May 2, 2011, the Company entered into a First Amendment to the Promissory Note, pursuant to which the Company and Burlingame agreed to extend the maturity date of the Promissory Note from March 22, 2012 to March 22, 2013.

The effective interest rate of the Promissory Note was calculated at 22.1%. The total amount of discount recognized for the six months period ended June 30, 2012 was $252,796. The outstanding principal amount of the Promissory Note of $3,500,000 (plus accrued interest) was paid off on June 22, 2012.

5.
On April 25, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which CoBridge agreed to sell NTSC all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of the Agreement. The note was issued on July 1, 2011 and is payable in 36 equal monthly installments. The total outstanding amount of the note as of June 30, 2012 is $403,229.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

Note 3 - Notes payable (Cont.)

6.
On September 16, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with RB3, LLC, and Arklaoktex, LLC, each doing business as Reach Broadband (“Reach”), pursuant to which Reach agreed to sell NTSC all of Reach’s assets in and around the communities of Abernathy, Anton, Brownfield, Hale Center, Idalou, Levelland, Littlefield, Meadow, New Deal, O’Donnell, Olton, Reese, Ropesville, Shallowater, Smyer, Tahoka, and Wolfforth Texas pursuant to the terms of the Agreement. The note was issued on December 1, 2011 and is payable in 36 equal monthly installments. The total outstanding amount of the note as of June 30, 2012 is $402,514.

Note 4- Bonds payable

On December 13, 2007, the Company issued a total of NIS 100,382,100 (approximately $25,562,032, based on the exchange rate as of December 13, 2007) unsecured Series A Bonds (the “Bonds”) to Israeli institutional investors. The principal of the Bonds is repaid in 8 equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). On November 11, 2008 (the “Date of Listing”), the Bonds commenced trading on the TASE. From the date of issuance until the Date of Listing, the Bonds accrued annual interest at a rate of 9%. As of the Date of Listing, the interest rate for the unpaid balance of the Bonds was reduced by 1% to an annual interest rate of 8%. The interest on the Bonds is paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Bonds are linked to the Israeli Consumer Price Index ("CPI"). The known CPI at June 30, 2012 was 117.4.

The components of the bonds payable are as follows:

June 30, 2012
Outstanding balance (in NIS)	50,191,050
Accrued Interest (in NIS)	319,023
Increase in debt due to CPI adjustments (in NIS)	7,922,959
Unearned loss due to hedging (in NIS)	380,959
Total outstanding debt (in NIS)	58,813,991

Exchange rate	3.923

Total outstanding debt (USD)	$14,992,096
Debt discount related to warrants	(420,142)

Total outstanding debt	14,571,954

Less current portion	3,760,858

Long-term portion	$10,811,096

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

Note 4- Bonds payable (Cont.)

The Company issued the holders of the Bonds, for no additional consideration, 956,020 (non-tradable) Warrants, each exercisable at an exercise price of $3.50 with a term of 4 years, beginning on September 2, 2008. In November 2011, following the completion of a rights offering, the exercise price of these warrants was adjusted to $2.04 per share.

The Company attributed the composition of the proceeds from the Bonds offering as follows:

Bonds Series A	$24,588,726
Stock Purchase Warrants (1)	973,306
Total	$25,562,032

(1)	Presented as part of Additional Paid-in Capital.

The resulting debt discount and bonds issuance costs are being amortized into interest expense over the life of the Bonds.

Note 5 – Capital Structure

On June 13, 2012, the Company granted, under and subject to the Company's 2007 Stock Incentive Plan, to one of NTSC's senior employees options to purchase 791,212 shares of common stock (the "Options"). The Options are exercisable at $1.10 per share and expire seven years from the date of grant. On the date of grant, 197,803 of the Options were fully vested and the remaining 593,409 of the Options shall vest in equal installments over a period of ten quarters with the first quarterly installment vesting on June 30, 2013. The Options are also subject to certain provisions which shall apply in the event of termination of employment. In the event of a change of control of the Company or the sale of most of its assets, any unvested and outstanding portion of the Options shall immediately and fully vest.

Note 6 – Amendments to Articles of Incorporation

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

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

Note 7 – Subsequent events

Buy-back plan

The Board of Directors of the Company adopted a buy-back plan (the “Plan”), effective as of February 13, 2012, according to which the Company may, from time to time, repurchase its Bonds which are traded on the TASE.

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

On July 4, 2012, NTSC, our wholly-owned subsidiary, purchased pursuant to the Plan, in a single transaction outside the TASE, NIS 1,339,310 in par value of Bonds at an aggregate purchase price of NIS 1,091,538 (approximately $278,596). Pursuant to the indenture governing the Bonds, any Bonds purchased by a subsidiary of the Company (as opposed to Bonds repurchased by the Company itself) are not canceled or removed from trading on the TASE.

Series A Bonds Rating

As of August 6, 2012, the Bonds are rated Ba1 with a stable outlook by Midroog Limited, an Israeli rating company which is a subsidiary of Moody’s Investor Services.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

Note 8 – Legal proceedings

1. Eliezer Tzur et al. vs. 012 Telecom Ltd. et al.

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), our former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to us (collectively with Xfone 018, the “Defendants”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by customers to the Defendants’ respective technical support centers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $14). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $1,911,802) which reflects the Petitioners’ estimation of damages caused to all customers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the instructions of the Israeli Court was supplemented on May 3, 2011 and amended on July 18, 2011 and on March 21, 2012 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services (the “Services”) who called its telephone service center from July 4, 2004 until February 21, 2010, due to a problem in the Services, and were charged for such calls (the “Compensation”). The Compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one-time special reward in the amount of NIS 10,000 (approximately $2,549) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $10,196) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court. On April 30, 2012, the Israeli Court appointed a CPA as an examiner to review and assess the Settlement Agreement (the “Examiner”). The Examiner was instructed to advise the Israeli Court whether in his opinion the Settlement Agreement is reasonable. The Examiner has not yet finalized his review and assessment.

On May 14, 2010, the Company entered into an agreement (including any amendment and supplement thereto, the “Agreement”) with Marathon Telecom Ltd. for the sale of our majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, we are fully and exclusively liable for any and all amounts, payments or expenses incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Agreement provides that we shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, we shall bear only the cost of such services). Section 10 of the Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with us and with mutual assistance. It is agreed between us and Xfone 018 that subject to and upon the approval of the Settlement Agreement by the Israeli Court, we shall bear and/or pay: (i) the costs of the Compensation; (ii) the Reward; (iii) the Attorneys Fee; and (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $19,118).

In the event the Settlement Agreement is not approved by the Israeli Court, Xfone 018 intends to vigorously defend the Class Action Request.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

Note 8 – Legal proceedings (Cont.)

2. Danny Jay & Stephanie Tollison vs. NTS Communications, Inc.

On December 20, 2010, our wholly-owned subsidiary, NTS Communications, Inc. ("NTSC"), received a demand letter from Danny J. and Stephanie Tollison (the “Petitioners”) claiming $3 million in damages stemming from the search of Mr. Tollison’s home and his wife’s business by the FBI.  The Petitioners alleged that the search was effected because of incorrect information provided by NTSC to the FBI pursuant to a subpoena. The investigation was dropped when the FBI was unable to find what they were looking for and identified another suspect.

On July 19, 2011, the Petitioners filed suit in 350th District Court of Taylor County, Texas seeking $5 million in economic and non-economic damages and asserting breach of contract, negligence, gross negligence, defamation, libel, invasion of privacy, and intentional infliction of emotional distress claims. NTSC has responded by filing a denial of all claims and a request to remove the case to the United States District Court for the Northern District of Texas on the basis that it involves a question of federal law. The request was denied and jury trial before the state court was scheduled for April 2013. NTSC’s insurance carrier has agreed to defend the suit and has referred the matter to counsel. NTSC anticipates that its insurance carrier will cover all costs and damages without any liability to NTSC.

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

OVERVIEW

NTS, Inc. (“NTSI”) was incorporated in the State of Nevada, U.S.A. in September 2000 under the name Xfone, Inc. We are a holding and managing company providing, through our subsidiaries, integrated communications services which include voice, video and data over our Fiber-To-The-Premise (“FTTP”) and other networks. We currently have operations in Texas, Mississippi and Louisiana. Effective as of February 1, 2012, the Company changed its name to “NTS, Inc.” and as of February 2, 2012 the Company's shares of Common Stock are traded on the NYSE MKT (f/k/a NYSE Amex) and the TASE under the new ticker symbol “NTS”. The name change is a reflection of our refined and enhanced business strategy which began with our acquisition of NTS Communications, Inc. (“NTSC”) in 2008 and its focus on the build out of our high-speed FTTP network.

Our principal executive offices are located in Lubbock, Texas.

Purchase of assets and liabilities of CoBridge Telecom, LLC

On April 25, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which CoBridge agreed to sell NTSC all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of the Agreement. CoBridge provided cable television service in those communities via coaxial cable facilities and the Company acquired these assets to accelerate its penetration in these markets. As part of the transaction, NTSC also agreed to assume certain contracts of CoBridge which are necessary to continue operation of the assets that were acquired. The sale and purchase closed on July 1, 2011, but the purchase price was adjusted during November 2011 based on the number of CoBridge’s customers who failed to pay their accounts or cancelled service (offset by customers who converted to NTSC’s service in relevant markets). On July 24, 2012, NTSC and CoBridge agreed on the final purchase price of $962,970 and cost of $39,187 in connection with the provision of transition services to NTSC.

Purchase of assets and liabilities of Reach Broadband

On September 16, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with RB3, LLC, and Arklaoktex, LLC, each doing business as Reach Broadband (“Reach”), pursuant to which Reach agreed to sell NTSC all of Reach’s assets in and around the communities of Abernathy, Anton, Brownfield, Hale Center, Idalou, Levelland, Littlefield, Meadow, New Deal, O’Donnell, Olton, Reese, Ropesville, Shallowater, Smyer, Tahoka, and Wolfforth Texas pursuant to the terms of the Agreement. Reach provided those communities with cable television service via coaxial cable facilities and Internet service via a wireless network and the Company acquired these assets to accelerate its penetration in these markets. The sale and purchase closed on December 1, 2011, but is subject to a purchase price adjustment based on the number of Reach’s customers who failed to pay their accounts or cancelled service (offset by customers who converted to NTSC’s service in relevant markets). The Company has not yet agreed on the final purchase price with Reach.

RESULTS OF OPERATIONS

Financial Information – Percentage of Revenues:
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Services on Fiber-To-The-Premise network	29.9%	21.6%	28.6%	21.1%
Leased local loop services and other	70.1%	78.4%	71.4%	78.9%
Total Revenues	100%	100%	100%	100%

Expenses:
Cost of services (excluding depreciation and amortization)	45.2%	48.6%	46.5%	48.9%
Selling, general and administrative	36.0%	37.0%	35.2%	37.1%
Depreciation and amortization	9.6%	8.7%	10.0%	8.5%
Financing expenses, net	7.4%	12.2%	8.5%	11.5%
Other expenses	1.3%	1.0%	1.2%	1.0%
Total expenses	99.5%	107.5%	101.4%	107.0%

Income (loss) before taxes	0.5%	(7.5)%	(1.4)%	(7.0)%

Net Income (loss)	0.5%	(5.8)%	(0.9)%	(5.1)%

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2012 AND JUNE 30, 2011

Revenues. Revenues for the six month period ended June 30, 2012 increased by 5.8% to $30,008,388 from $28,356,374 for the same period in 2011. Revenues from our Fiber-To-The-Premise ("FTTP") network in the six months ended June 30, 2012 increased 43.4% to $8,585,772 from $5,986,561 in the same period in 2011. As a percentage of total sales, FTTP revenues in the six months period ended June 30, 2012 increased to 28.6% from 21.1% for the same period in 2011. The growth of FTTP revenues is expected to continue due to the progress in the build out of our FTTP network in the communities which are located in the areas of the PRIDE Network projects, a subsidiary of NTSC.

Revenues from our leased local loop include revenues from wholesale, other carriers and other non-FTTP customers. Revenues from leased local loop in the six month period ended June 30, 2012 decreased 4.2% to $21,422,616 from $22,369,813 for the same period in 2011. As a percentage of total sales, leased local loop revenues in the six month period ended June 30, 2012 decreased to 71.4% from 78.9% for the same period in 2011. The decrease in revenues was caused by the aggressive promotional packages and incentives launched by competitors and were partially offset with revenues from assets that were purchased from CoBridge and Reach. The transactions with CoBridge and Reach were closed on July 1, 2011 and December 1, 2011, respectively, and revenues from these assets were recorded from the closing date as non-FTTP revenues. We generated cable television services revenues of $1,166,638 from the acquisition of Cobridge and Reach’s assets in the West Texas area. We expect that the decline in revenues from non-FTTP residential customer will continue in the second half of 2012, but will be offset by the increase in revenues in FTTP from business and residential customers.

Cost of services (excluding depreciation and amortization). Cost of services consists primarily of facilities and traffic time purchased from other telephone companies and content for our video services. Cost of services for the six month period ended June 30, 2012 increased 0.6% to $13,942,930 from $13,861,304 for the same period in 2011. Cost of services, as a percentage of revenues in the six month period ended June 30, 2012, decreased to 46.5% from 48.9% in the same period in 2011. We expect that the cost of services, as a percentage of revenues, will decline as we increase the portion of revenues generated from our high-margin FTTP services. FTTP services are provided over our fully owned fiber network and therefore we do not incur third party costs for leased network lines. As the revenue mix changes towards higher percentage of the high-margin FTTP revenues and lesser percentage of the low-margin revenues from non-FTTP residential customers and wholesale, the cost of services, as a percentage of revenues, decline.

Selling, General and Administrative Expenses. Selling expenses consist primarily of compensation costs for our sales, administrative and management employees. Selling, general and administrative expenses for the six month period ended June 30, 2012 increased 0.4% to $10,573,283 from $10,527,967 for the same period in 2011. The increase in the expenses resulted mainly from an increase in compensation costs and sales commissions on new sales. We have redirected resources to support our growth in the FTTP markets and we have moved most of the construction and installation work to subcontractors. We expect that these changes will allow us to be more efficient on the construction work and reduce the payroll and payroll-related expenses in the second half of 2012.

Depreciation and amortization. Depreciation and amortization expenses for the six month period ended June 30, 2012, increased 24.6% to $2,986,441 from $2,396,463 for the same period in 2011. The increase was due to the large investments in the development of the FTTP networks.

Financing Expenses. Financing expenses, net, for the six month period ended June 30, 2012, decreased 21.3% to $2,560,936 from $3,252,694 for the same period in 2011. Financing expenses consist of interest payable on our financial obligations, and the measurement of the Bonds, which are stated in NIS and linked to the Israeli Consumer Price Index (the “CPI”). The decrease in financing expenses is a result of the appreciation of 2.7% in the USD against the NIS and adjustment to the inflation of 1.3% during the six month period ended June 30, 2012 versus a devaluation of 3.8% in the USD against the NIS and adjustment to the inflation of 2.2% in the same period in 2011. Financing expenses also include expenses related to warrants that were issued to Burlingame Equity Investors, LP ("Burlingame") during March 2010, and the difference between the allocated relative fair value and the principal amount of the March 2010 loan from Burlingame.

Other Expenses. Other expenses for the six month period ended June 30, 2012, increased 30.4% to $377,876 from $289,846 for the same period in 2011. Other expenses consist of real estate taxes. The increase in other expenses is due to the increase in property tax for PRIDE Network, Inc.

Income taxes. We conduct our business in several states in the US. Therefore, our operating income is subject to varying rates of state tax in the US. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses. However, we expect that our income taxes will not materially vary in relation to the geographic distribution of our profits inside the US. Due to non-deductible compensation related to stock options and non-deductible amortization of intangible assets, our effective tax rate was 38.5% and 26.4% for the six month periods ended June 30, 2012 and 2011, respectively.

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2012 AND JUNE 30, 2011

Revenues. Revenues for the quarter ended June 30, 2012, increased 6.9% to $15,084,559 from $14,099,156 for the same period in 2011. Revenues from our Fiber-To-The-Premise ("FTTP") network for the quarter ended June 30, 2012, increased 48.4% to $4,513,105 from $3,041,161 in the same period in 2011. As percentage of total sales, FTTP revenues in the quarter ended June 30, 2012 increased to 29.9% from 21.6% for the same period in 2011. The growth of FTTP revenues is expected to continue due to the progress in the build out of our FTTP network in the communities which are located in the areas of the PRIDE Network projects, a subsidiary of NTSC.

Revenues from our leased local loop include revenues from wholesale, other carriers and other non-FTTP customers. Revenues from leased local loop for the quarter ended June 30, 2012, decreased 4.4% to $10,571,454 from $11,057,995 for the same period in 2011. As percentage of total sales, leased local loop revenues in the quarter ended June 30, 2012 decreased to 70.1% from 78.4% for the same period in 2011. The decrease in revenues was caused by the aggressive promotional packages and incentives launched by the competitors and were partially offset with revenues from assets that were purchased from CoBridge and Reach. The transactions with CoBridge and Reach were closed on July 1, 2011 and December 1, 2011, respectively, and revenues from these assets were recorded from the closing date as non-FTTP revenues. We generated cable television services revenues of $567,128 from the acquisition of Cobridge and Reach’s assets in the West Texas area. We expect that the decline in revenues from non-FTTP residential customer will continue in the second half of 2012, but will be offset by the increase in revenues in FTTP from business and residential customers.

Cost of services (excluding depreciation and amortization). Cost of services consists primarily of facilities and traffic time purchased from other telephone companies and content for our video services. Cost of services for the quarter ended June 30, 2012, decreased 0.4% to $6,820,276 from $6,849,829 for the same period in 2011. Cost of services, as a percentage of revenues for the quarter ended June 30, 2012, decreased to 45.2% from 48.6% in the same period in 2011. We expect that the cost of services, as percentage of revenues, will decline as we increase the portion of revenues generated from our high-margin FTTP services. FTTP services are provided over our fully owned fiber network and therefore we do not incur third party costs for leased network lines. As the revenue mix changes towards higher percentage of the high-margin FTTP revenues and lesser percentage of the low-margin revenues from non-FTTP residential customers and wholesale, the cost of services, as a percentage of revenues, decline.

Selling, General and Administrative Expenses. Selling expenses consist primarily of compensation costs for our sales, administrative and management employees. Selling, general and administrative expenses for the quarter ended June 30, 2012, increased 4.3% to $5,436,522 from $5,210,519 for the same period in 2011. The increase in the expenses resulted mainly from an increase in compensation costs and sales commissions on new sales.

Depreciation and amortization. Depreciation and amortization expenses for the quarter ended June 30, 2012, increased 18.4% to $1,452,468 from $1,227,181 for the same period in 2011. The increase was due to the large investments in the development of the FTTP networks.

Financing Expenses. Financing expenses, net, for the quarter ended June 30, 2012, decreased 35.2% to $1,119,237 from $1,728,264 for the same period in 2011. Financing expenses consist of interest payable on our financial obligations, and the measurement of the Bonds, which are stated in NIS and linked to the Israeli CPI. The decrease in financing expenses is a result of the appreciation of 5.6% in the USD against the NIS and adjustment to the inflation of 1.3% during the quarter ended June 30, 2012 versus a devaluation of 1.9% in the USD against the NIS and adjustment to the inflation of 1.3% in the same period in 2011. Financing expenses also includes expenses related to warrants that were issued to Burlingame on March 2010, and the difference between the allocated relative fair value and the principal amount of the March 2010 loan from Burlingame.

Other Expenses. Other expenses for the quarter ended June 30, 2012, increased 25.2% to $179,207 from $143,114 for the same period in 2011. Other expenses consist of real estate taxes. The increase in other expenses is due to the increase in property tax for PRIDE Network, Inc.

Income taxes. We conduct our business in several states in the US. Therefore, our operating income is subject to varying rates of state tax in the US. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses. However, we expect that our income taxes will not materially vary in relation to the geographic distribution of our profits inside the US. Due to non-deductible compensation related to stock options and non-deductible amortization of intangible assets, our effective tax rate was 5.4% and 22.8% for the quarters ended June 30, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of June 30, 2012 amounted to $7,662,701, compared to $6,563,514 as of December 31, 2011, an increase of $1,099,187. Net cash provided by operating activities in the quarter ended June 30, 2012, was $1,300,318, a decrease of $560,901 compared to $1,861,219 which was provided by operating activities for the quarter ended June 30, 2011. The decrease in cash flow from operating activities is mostly related to the following changes in working capital: (1) an increase in accounts receivable of $693,773 for the quarter ended June 30, 2012 compared to an increase of $1,859,615 for the same period of 2011; (2) an increase in prepaid expenses and other receivables of $182,200 for the quarter ended June 30, 2012 compared to a decrease of $586,775 for the same period of 2011; (3) an increase in the provision for bad debt of $228,184 for the quarter ended June 30, 2012 compared to an increase of $245,798 for the same period of 2011; (4) a decrease in other liabilities and accrued expenses of $385,474 for the quarter ended June 30, 2012 compared to a decrease of $951,474 for the same period of 2011 and (5) a decrease in trade payables of $459,354 for the quarter ended June 30, 2012 compared to an increase of $1,695,438 for the same period of 2011. Cash used for investing activities for the quarter ended June 30, 2012, was $7,670,105 compared to $4,187,995 for the same period of 2011. Of that amount, $6,491,382 is attributable to the build out of our FTTP projects in Levelland, TX and the PRIDE Network projects and $1,178,723 to the purchase of other equipment compared to $2,825,992 and $1,367,003 for the same period of 2011. Net cash provided by financing activities for the quarter ended June 30, 2012, was $7,468,974 and is primarily attributable to proceeds from long-term loans from the United States Department of Agriculture which are offset by repayment of the long-term loans from the United States Department of Agriculture, capital lease obligations and short term loans from banks and others.

Capital lease obligations. We are the lessee of switching and other telecom equipment under capital leases expiring on various dates through 2016.

As of June 30, 2012, we reported a working capital deficit of $4,018,193 compared to a working capital deficit of $3,596,693 on December 31, 2011. On June 22, 2012 we entered into Amendment No. 1 to the Original ICON Agreement providing for an additional loan in the amount of $3,500,000 (“Term Loan”) and a second loan in the amount of $3,100,000 (“Delayed Draw Term Loan”). We used the proceeds of the Term Loan solely for the payment and satisfaction in full of all liabilities owed to Burlingame, including but not limited to the Burlingame Note. We will use the proceeds of the Delayed Draw Term Loan solely for the purchase of equipment in connection with our project to construct a fiber network in Wichita Falls, upon the request made by us prior to September 25, 2012. We believe that increased revenues from our higher margin Fiber-To-The-Premise network will result in increased profitability and cash flows, which will lead to improvement in the working capital deficit to meet our anticipated cash requirements for at least the next 12 months. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities or we are unable to renew and/or extend a portion of our short-term liabilities, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that we will be able to meet our liquidity needs for at least the next 12 months, no assurance can be given that we will be able to do so.

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of June 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic Note Payable	$11,805,744	$996,516	$3,721,728	$7,087,500	$-
Notes Payable from the United States Department of Agriculture	31,003,010	1,432,136	2,864,271	2,864,271	23,842,332
Bonds	14,571,954	3,760,858	7,207,397	3,603,699	-
Capital leases	820,717	469,599	339,009	12,109	-
Operating leases	2,061,515	1,294,854	657,282	109,379	-

Total contractual cash obligations	$60,262,940	$7,953,963	$14,789,687	$13,676,958	$23,842,332

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

The Series A Bonds may only be traded in Israel. The Series A Bonds are currently rated Ba1 with a stable outlook by Midroog Limited, an Israeli rating company which is a subsidiary of Moody’s Investor Services ("Midroog").

On March 25, 2008, we issued the holders of the Series A Bonds, for no additional consideration, 956,020 (non-tradable) warrants, each exercisable at an exercise price of $2.04 (as adjusted in November 2011) with a term of 4 years, commencing on September 2, 2008.

Loan agreement with ICON Agent, LLC

On October 6, 2011, we entered into a term loan, guarantee and security agreement (the “ Original ICON Agreement”) between the following: (1) ICON Agent, LLC, acting as agent for the Lenders signatory thereto; (2) we, as Guarantor; (3) Xfone USA, Inc., NTS Communications, Inc., Gulf Coast Utilities, Inc., eXpeTel Communications, Inc., NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers, Inc., and NTS Management Company, LLC, acting as Borrowers and Guarantors; and (4) PRIDE Network, Inc., and NTS Telephone Company, LLC (together with the Borrowers and Guarantors acting as Credit Parties).

On June 22, 2012 we entered into Amendment No. 1 to the Original ICON Agreement providing for:

(i)	An additional Term Loan in the amount of $3,500,000, for the payment of all liabilities owed to Burlingame,

(ii)
A Delayed Draw Term Loan in the amount of $3,100,000, for the purchase of equipment in connection with the Company's project to construct a fiber network in Wichita Falls, upon the request made by the Company prior to September 25, 2012 and

(iii)	Certain other amendments to the Original ICON Loan as described in Amendment No. 1.

As per the Amendment No. 1, the principal amount of the term loan (a “Closing Date Term Loan”) of $7,500,000 bearing interest of 12.75% per annum is payable in 68 consecutive monthly installments with the first 20 monthly payments being payments of accrued interest only. The principal amount of the term loan (an “Amendment Date Term Loan”) of $3,500,000 bearing interest of 12.75% per annum is payable in 60 consecutive monthly installments with the first 12 monthly payments being payments of accrued interest only. The loans are secured by a lien against all of each Borrower's and Guarantor's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title, or interest; such as all accounts, all deposit accounts, all other bank accounts and all funds on deposit therein; all money, cash and cash equivalents, all investment property, all stock (other than the publicly traded shares of Stock issued by NTSI), all goods (including inventory, equipment and fixtures), all chattel paper, documents and instruments, all Books and Records, all general intangibles (including all Intellectual Property, contract rights, choses in action, payment intangibles and software), all letter-of-credit rights, all commercial tort claims, all FCC Licenses, all supporting obligations provided, however, that none of the assets of PRIDE Network, Inc. and NTS Telephone Company, LLC are being used as collateral for the Loan and are specifically excluded. The fundings of the Closing Date Term Loan and Amendment Date Term Loan were made on October 27, 2011 and June 22, 2012 respetively.

On August 9, 2012, we entered into Amendment No. 2 to the Original ICON Agreement ("Amendment No. 2") providing for revised amortization schedules of the Closing Date Term Loan and the Amendment Date Term Loan.  Please see the full text of Amendment No. 2, attached hereto as Exhibit 10.150.

We have to maintain a Fixed Charge Coverage Ratio of not less than 1.15 to 1.00 for the trailing four fiscal quarter period most recently ended if at any time cash is less than $3,000,000 as of the last day of any fiscal quarter. Pursuant to Amendment No. 1, Senior Leverage Ratio should not exceed 2.00 to 1.00 from June 30, 2012 through March 31, 2013, 1.75 to 1.00 from June 30, 2013 through December 31, 2013 and 1.50 to 1.00 from March 31, 2014 and thereafter.

The total outstanding amount of the loans as of June 30, 2012 is $11,000,000. As of June 30, 2012, there was no outstanding amount on the Delayed Draw Term Loan.

Securities Purchase Agreement

On March 23, 2010, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame. As part of the Purchase Agreement, we issued a senior promissory note in the aggregate principal amount of $3,500,000, with a maturity date of March 22, 2012. Interest accrued at an annual rate of 10% and was payable quarterly. The note was not secured and had equal liquidation rights with our Series A Bonds issued in Israel on December 13, 2007. We evaluated the fair value of each of the three securities that were issued under the Purchase Agreement (i.e., the promissory note, 2,173,913 shares of our common stock, and a warrant to purchase 950,000 shares of our common stock) and recorded the promissory note at its fair value of $2,556,240. The difference between the fair value and the principal amount was expensed ratably over the life of the promissory note.

On May 2, 2011, we entered into a First Amendment to the Promissory Note, pursuant to which we and Burlingame agreed to extend the maturity date of the Promissory Note from March 22, 2012 to March 22, 2013.

The effective interest rate of the Promissory Note was calculated at 22.1%. The total amount of discount recognized for the six month period ended June 30, 2012 was $252,796. The outstanding principal amount of the Promissory Note of $3,500,000 (plus accrued interest) was paid off on June 22, 2012.

Subsequent events

Buy-back plan

Our Board adopted a buy-back plan (the “Plan”), effective as of February 13, 2012, according to which we may, from time to time, repurchase our Bonds which are traded on the TASE.

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

Repurchases of the Bonds may be carried out by us and/or our subsidiaries, either directly and/or through a third party. Bonds repurchased by us will be canceled and removed from trading on the TASE and will not be permitted to be reissued. The Board of Director's resolution is not a commitment to repurchase any Bonds under the Plan. The Plan may be suspended or discontinued by us at any time.

On July 4, 2012, NTSC, our wholly-owned subsidiary, purchased pursuant to the Plan, in a single transaction outside the TASE, NIS 1,339,310 in par value of Bonds at an aggregate purchase price of NIS 1,091,538 (approximately $278,596). Pursuant to the indenture governing the Bonds, any Bonds purchased by our subsidiary (as opposed to Bonds repurchased by us ourselves) are not canceled or removed from trading on the TASE.

Series A Bonds Rating

As of August 6, 2012, the Bonds are rated Ba1 with a stable outlook by Midroog.

US subsidiaries

NTS Telephone Company, LLC, a wholly owned subsidiary of NTSC has received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the initial advance date until full repayment after 17 years. The loan bears interest at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. Advances are provided as the construction progresses, and the interest rate is set based upon the prevailing rate at the time of each individual advance. The note is non-recourse to NTSC and all other NTSC subsidiaries and is secured by NTS Telephone’s assets which were $13.7 million at June 30, 2012. As of June 30, 2012, the annual average weighted interest rate on the outstanding advances was 3.54%. The total aggregate amount of these loans as of June 30, 2012 is $9,953,550. The loans are to be repaid in monthly installments until 2024.

PRIDE Network, Inc., a wholly owned subsidiary of NTSC, received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total $99.9 million funding in form of $45.9 million in grants and $54 million in 19 to 20-year loans. The loans bear interest at the U.S. Treasury rate for comparable loans with comparable maturities. The funding will allow us to develop our FTTP infrastructure, known as the PRIDE Network projects, in northwestern Texas and further expand it to communities in southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The total aggregate amount of these loans and grants as of June 30, 2012 is $21,049,460 and $17,107,108, respectively. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by PRIDE Network's assets which were $25.7 million at June 30, 2012. As of June 30, 2012, the annual average weighted interest rate on the outstanding advances was 3.24%. As of June 30, 2012, the total amount of loan and grant available in the future is $32,525,916 and $28,769,813, respectively.

On April 25, 2011, NTSC, our wholly-owned subsidiary, entered into an Asset Purchase Agreement (the “Agreement”) with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which CoBridge agreed to sell NTSC all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of the Agreement. The note was issued on July 1, 2011 and is payable in 36 equal monthly installments. The total outstanding amount of the note as of June 30, 2012 is $403,229.

On September 16, 2011, NTSC, our wholly-owned subsidiary, entered into an Asset Purchase Agreement (the “Agreement”) with RB3, LLC, and Arklaoktex, LLC, each doing business as Reach Broadband (“Reach”), pursuant to which Reach agreed to sell NTSC all of Reach’s assets in and around the communities of Abernathy, Anton, Brownfield, Hale Center, Idalou, Levelland, Littlefield, Meadow, New Deal, O’Donnell, Olton, Reese, Ropesville, Shallowater, Smyer, Tahoka, and Wolfforth Texas pursuant to the terms of the Agreement. The note was issued on December 1, 2011 and is payable in 36 equal monthly installments. The total outstanding amount of the note as of June 30, 2012 is $402,514.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

Following the divestiture of our UK and Israeli operations in summer 2010, all of our assets, liabilities (except the Series A Bonds), revenues and expenditures are in USD.

Notwithstanding having our Series A Bonds stated in NIS and linked to the Israeli CPI, during the six months ended June 30, 2012, our outstanding liability was decreased by approximately $212,108 as a result of the devaluation of the NIS in relation with the USD.

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

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), our former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to us (collectively with Xfone 018, the “Defendants”), in the District Court in Petach Tikva, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by customers to the Defendants’ respective technical support centers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $14). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $1,911,802) which reflects the Petitioners’ estimation of damages caused to all customers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the instructions of the Israeli Court was supplemented on May 3, 2011 and amended on July 18, 2011 and on March 21, 2012 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services (the “Services”) who called its telephone service center from July 4, 2004 until February 21, 2010, due to a problem in the Services, and were charged for such calls (the “Compensation”). The Compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one-time special reward in the amount of NIS 10,000 (approximately $2,549) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $10,196) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court. On April 30, 2012, the Israeli Court appointed a CPA as an examiner to review and assess the Settlement Agreement (the “Examiner”). The Examiner was instructed to advise the Israeli Court whether in his opinion the Settlement Agreement is reasonable. The Examiner has not yet finalized his review and assessment.

On May 14, 2010, we entered into an agreement (including any amendment and supplement thereto, the “Agreement”) with Marathon Telecom Ltd. for the sale of our majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, we are fully and exclusively liable for any and all amounts, payments or expenses which will be incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Agreement provides that we shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, we shall bear only the cost of such services). Section 10 of the Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with us and with mutual assistance. It is agreed between us and Xfone 018 that subject to and upon the approval of the Settlement Agreement by the Israeli Court, we shall bear and/or pay: (i) the costs of the Compensation; (ii) the Reward; (iii) the Attorneys Fee; and (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $19,118).

In the event the Settlement Agreement is not approved by the Israeli Court, Xfone 018 intends to vigorously defend the Class Action Request.

Danny Jay & Stephanie Tollison vs. NTS Communications, Inc.

On December 20, 2010, our wholly-owned subsidiary, NTS Communications, Inc. (“NTSC”), received a demand letter from Danny J. and Stephanie Tollison (the “Petitioners”) claiming $3 million in damages stemming from the search of Mr. Tollison’s home and his wife’s business by the FBI.  The Petitioners alleged that the search was effected because of incorrect information provided by NTSC to the FBI pursuant to a subpoena. The investigation was dropped when the FBI was unable to find what they were looking for and identified another suspect.

On July 19, 2011 the Petitioners filed suit in 350th District Court of Taylor County, Texas seeking $5 million in economic and non-economic damages and asserting breach of contract, negligence, gross negligence, defamation, libel, invasion of privacy, and intentional infliction of emotional distress claims. NTSC has responded by filing a denial of all claims and a request to remove the case to the United States District Court for the Northern District of Texas on the basis that it involves a question of federal law. The request was denied and a jury trial before the state court was scheduled for April 2013. NTSC’s insurance carrier has agreed to defend the suit and has referred the matter to counsel. NTSC anticipates that its insurance carrier will cover all costs and damages without any liability to NTSC.

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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. (Free translation from Hebrew) (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
10.132	Employment Agreement between NTS Communications, Inc. and Niv Krikov dated July 1, 2009. (59)
10.133	Agreement dated November 20, 2009 between Xfone, Inc., David Sela and Blokshtil Ltd. (English translation). (60)
10.134	Loan Agreement dated as of December 10, 2009, between Swiftnet Limited, Iddo Keinan, Xfone, Inc., Auracall Limited, Equitalk.co.uk Limited and Story Telecom Limited. (61)
10.135	General Release and Settlement Agreement dated December 28, 2009 between Xfone, Inc., and the selling shareholders of NTS Communications, Inc. (62)
10.136	Agreement dated January 29, 2010 by and between Xfone, Inc., Abraham Keinan, and AMIT K Limited. (63)
10.137	Agreement dated January 29, 2010 by and between Xfone, Inc. and Abraham Keinan. (63)
10.138	Agreement dated January 29, 2010 by and between Abraham Keinan, Guy Nissenson and Campbeltown Business Ltd. (63)
10.139	Securities Purchase Agreement dated effective as of March 23, 2010. (64)
10.140	Form of Subscription Agreement dated as of March 23, 2010. (64)

10.141	Contract dated May 14, 2010 by and between Xfone, Inc., Newcall Ltd., Margo Pharma, Ltd., and Marathon Telecom Ltd. (English translation) (65)
10.142	Employment Agreement entered into on June 30, 2010 between Xfone, Inc. and Guy Nissenson (Free translation from Hebrew) (66)
10.143	First Amendment to Consulting Agreement dated June 30, 2010 between Xfone, Inc. and Guy Nissenson (66)
10.144	Severance Agreement entered into on September 20, 2010 between Xfone, Inc. and Guy Nissenson. (67)
10.145	Third Amendment to Financial Services and Business Development Consulting Agreement dated December 27, 2010, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (69)
10.146	First Amendment to Senior Promissory Note, dated as of May 2, 2011. (71)
10.147	Term Loan, Guarantee and Security Agreement dated October 6, 2011. (72)
10.148	Employment and Severance Agreement dated March 6, 2012 between NTS, Inc., NTS Communications, Inc. and Guy Nissenson. (74)
10.149	Amendment No. 1 to Term Loan, Guarantee and Security Agreement dated June 22, 2012. (76)
10.150	Amendment No. 2 to the Term Loan, Guarantee and Security Agreement dated August 9, 2012.*
16.2	Letter dated June 1, 2009 from Stark Winter Schenkein & Co., LLP to the Securities and Exchange Commission. (58)
21.2	List of Subsidiaries (amended as of March 2012). (75)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
32.1	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
32.2	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
*Denotes exhibits filed herewith.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.

(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.

(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2010 with Xfone, Inc.‘s Form 10-K.
(58)	Denotes previously filed exhibit: filed on June 3, 2009 with Xfone, Inc.‘s Form 8-K/A.
(59)	Denotes previously filed exhibit: filed on July 1, 2009 with Xfone, Inc.‘s Form 8-K.
(60)	Denotes previously filed exhibit: filed on November 30, 2009 with Xfone, Inc.‘s Form 8-K.
(61)	Denotes previously filed exhibit: filed on December 11, 2009 with Xfone, Inc.‘s Form 8-K.
(62)	Denotes previously filed exhibit: filed on December 29, 2009 with Xfone, Inc.‘s Form 8-K.
(63)	Denotes previously filed exhibits: filed on January 29, 2010 with Xfone, Inc.‘s Form 8-K.
(64)	Denotes previously filed exhibits: filed on March 23, 2010 with Xfone, Inc.‘s Form 8-K.
(65)	Denotes previously filed exhibits: filed on June 1, 2010 with Xfone, Inc.’s Form 8-K.
(66)	Denotes previously filed exhibits: filed on June 30, 2010 with Xfone, Inc.’s Form 8-K.
(67)	Denotes previously filed exhibits: filed on September 20, 2010 with Xfone, Inc.’s Form 8-K.
(68)	Denotes previously filed exhibit: filed on November 18, 2010 with Xfone, Inc.’s Form 8-K.
(69)	Denotes previously filed exhibit: filed on December 27, 2010 with Xfone, Inc.’s Form 8-K.
(71)	Denotes previously filed exhibit: filed on May 2, 2011 with Xfone, Inc.’s Form 8-K.
(72)	Denotes previously filed exhibit: filed on October 6, 2011 with Xfone, Inc.’s Form 8-K.
(73)	Denotes previously filed exhibit: filed on February 1, 2012 with Xfone, Inc.’s Form 8-K.
(74)	Denotes previously filed exhibit: filed on March 6, 2012 with NTS, Inc.’s Form 8-K.
(75)	Denotes previously filed exhibits: filed on March 30, 2012 with NTS, Inc.’s Form 10-K.
(76)	Denotes previously filed exhibit: filed on June 25, 2012 with NTS, Inc.’s Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS, INC.

Date: August 13, 2012	By:	/s/ Guy Nissenson
Guy Nissenson
President, Chief Executive Officer and Chairman of the Board
(principal executive officer)

Date: August 13, 2012	By:	/s/ Niv Krikov
Niv Krikov
Principal Accounting Officer, Treasurer, Chief Financial Officer and Director (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.1.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 25, 2012 (73)
3.6	Bylaws of Xfone USA, Inc. (7)
3.12	Reamended and Restated Bylaws of Xfone, Inc. dated November 18, 2010. (68)
4.	Specimen Stock Certificate and Specimen Warrant Certificate. (75)
4.1-4.8	Forms related to the Rights Offering of 2011.
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. (Free translation from Hebrew) (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
10.132	Employment Agreement between NTS Communications, Inc. and Niv Krikov dated July 1, 2009. (59)
10.133	Agreement dated November 20, 2009 between Xfone, Inc., David Sela and Blokshtil Ltd. (English translation). (60)
10.134	Loan Agreement dated as of December 10, 2009, between Swiftnet Limited, Iddo Keinan, Xfone, Inc., Auracall Limited, Equitalk.co.uk Limited and Story Telecom Limited. (61)
10.135	General Release and Settlement Agreement dated December 28, 2009 between Xfone, Inc., and the selling shareholders of NTS Communications, Inc. (62)
10.136	Agreement dated January 29, 2010 by and between Xfone, Inc., Abraham Keinan, and AMIT K Limited. (63)
10.137	Agreement dated January 29, 2010 by and between Xfone, Inc. and Abraham Keinan. (63)
10.138	Agreement dated January 29, 2010 by and between Abraham Keinan, Guy Nissenson and Campbeltown Business Ltd. (63)
10.139	Securities Purchase Agreement dated effective as of March 23, 2010. (64)
10.140	Form of Subscription Agreement dated as of March 23, 2010. (64)

10.141	Contract dated May 14, 2010 by and between Xfone, Inc., Newcall Ltd., Margo Pharma, Ltd., and Marathon Telecom Ltd. (English translation) (65)
10.142	Employment Agreement entered into on June 30, 2010 between Xfone, Inc. and Guy Nissenson (Free translation from Hebrew) (66)
10.143	First Amendment to Consulting Agreement dated June 30, 2010 between Xfone, Inc. and Guy Nissenson (66)
10.144	Severance Agreement entered into on September 20, 2010 between Xfone, Inc. and Guy Nissenson. (67)
10.145	Third Amendment to Financial Services and Business Development Consulting Agreement dated December 27, 2010, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (69)
10.146	First Amendment to Senior Promissory Note, dated as of May 2, 2011. (71)
10.147	Term Loan, Guarantee and Security Agreement dated October 6, 2011. (72)
10.148	Employment and Severance Agreement dated March 6, 2012 between NTS, Inc., NTS Communications, Inc. and Guy Nissenson. (74)
10.149	Amendment No. 1 to Term Loan, Guarantee and Security Agreement dated June 22, 2012. (76)
10.150	Amendment No. 2 to the Term Loan, Guarantee and Security Agreement dated August 9, 2012.*
16.2	Letter dated June 1, 2009 from Stark Winter Schenkein & Co., LLP to the Securities and Exchange Commission. (58)
21.2	List of Subsidiaries (amended as of March 2012). (75)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
32.1	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
32.2	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
*Denotes exhibits filed herewith.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.
(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.

(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.

(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2010 with Xfone, Inc.‘s Form 10-K.
(58)	Denotes previously filed exhibit: filed on June 3, 2009 with Xfone, Inc.‘s Form 8-K/A.
(59)	Denotes previously filed exhibit: filed on July 1, 2009 with Xfone, Inc.‘s Form 8-K.
(60)	Denotes previously filed exhibit: filed on November 30, 2009 with Xfone, Inc.‘s Form 8-K.
(61)	Denotes previously filed exhibit: filed on December 11, 2009 with Xfone, Inc.‘s Form 8-K.
(62)	Denotes previously filed exhibit: filed on December 29, 2009 with Xfone, Inc.‘s Form 8-K.
(63)	Denotes previously filed exhibits: filed on January 29, 2010 with Xfone, Inc.‘s Form 8-K.
(64)	Denotes previously filed exhibits: filed on March 23, 2010 with Xfone, Inc.‘s Form 8-K.
(65)	Denotes previously filed exhibits: filed on June 1, 2010 with Xfone, Inc.’s Form 8-K.
(66)	Denotes previously filed exhibits: filed on June 30, 2010 with Xfone, Inc.’s Form 8-K.
(67)	Denotes previously filed exhibits: filed on September 20, 2010 with Xfone, Inc.’s Form 8-K.
(68)	Denotes previously filed exhibit: filed on November 18, 2010 with Xfone, Inc.’s Form 8-K.
(69)	Denotes previously filed exhibit: filed on December 27, 2010 with Xfone, Inc.’s Form 8-K.
(71)	Denotes previously filed exhibit: filed on May 2, 2011 with Xfone, Inc.’s Form 8-K.
(72)	Denotes previously filed exhibit: filed on October 6, 2011 with Xfone, Inc.’s Form 8-K.
(73)	Denotes previously filed exhibit: filed on February 1, 2012 with Xfone, Inc.’s Form 8-K.
(74)	Denotes previously filed exhibit: filed on March 6, 2012 with NTS, Inc.’s Form 8-K.
(75)	Denotes previously filed exhibits: filed on March 30, 2012 with NTS, Inc.’s Form 10-K.
(76)	Denotes previously filed exhibit: filed on June 25, 2012 with NTS, Inc.’s Form 8-K.