Form 10-Q
period 2012-09-30
NTS, INC.
filed 2012-11-14
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 13, 2012, 41,186,596 shares of the Company’s common stock, $0.001 par value, were outstanding.

NTS, INC. AND SUBSIDIARIES

Index

PART I:  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED) - PERIOD ENDED SEPTEMBER 30, 2012

NTS, Inc. and Subsidiaries

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2012

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)

CURRENT ASSETS:
Cash	$8,685,702	$6,563,514
Accounts receivable, net	5,560,822	3,762,250
Prepaid expenses and other receivables	3,465,061	2,577,357
Deferred taxes	766,874	583,990
Inventory	217,049	193,077

Total current assets	18,695,508	13,680,188

BONDS ISSUANCE COSTS, NET	926,192	1,143,227

OTHER LONG-TERM ASSETS	2,782,112	2,769,232

RESTRICTED CASH	2,526,313	769,331

FIXED ASSETS, NET	84,251,262	71,250,071

INTANGIBLE ASSETS, NET	1,559,287	1,915,555

Total assets	$110,740,674	$91,527,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)

CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$2,600,603	$1,766,289
Trade payables	10,078,613	6,690,440
Other liabilities and accrued expenses	4,351,507	4,621,863
Current maturities of obligations under capital leases	458,051	475,162
Current maturities of bonds	3,845,472	3,723,127

Total current liabilities	21,334,246	17,276,881

DEFERRED TAXES, NET	2,213,049	2,524,071

NOTES PAYABLE TO THE UNITED STATES DEPARTMENT OF AGRICULTURE, NET OF CURRENT MATURITIES	34,091,305	21,380,045

NOTES PAYABLE, NET OF CURRENT MATURITIES	14,158,078	11,307,638

BONDS PAYABLES, NET OF CURRENT MATURITIES	10,468,433	10,902,992

OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT MATURITIES	291,132	395,847

OTHER LONG-TERM LIABILITIES	671,301	72,704

Total liabilities	83,227,544	63,860,178

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value per share: 150,000,000 shares authorized; 41,186,596 issued and outstanding at September 30, 2012 and December 31, 2011	41,187	41,187
Additional paid-in capital	54,529,994	54,386,459
Foreign currency translation adjustment	(1,805,791)	(1,805,791)
Retained earnings (deficit)	(25,252,260)	(24,954,429)

Total Equity	27,513,130	27,667,426

Total liabilities and shareholders' equity	$110,740,674	$91,527,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended			Nine months ended
	September 30,			September 30,
	2012		2011	2012	2011
Revenues
Services on Fiber-To-The-Premise network	$4,755,779		$3,417,271	$13,341,551	$9,403,832
Leased local loop services and other	10,170,267		11,184,371	31,592,883	33,554,184
Total Revenues	14,926,046		14,601,642	44,934,434	42,958,016

Expenses
Cost of services (excluding depreciation and amortization shown below)	6,734,583		7,063,847	20,677,513	20,925,151
Selling, general and administrative	5,165,190		5,202,866	15,738,473	15,730,833
Depreciation and amortization	1,813,006		1,453,983	4,799,447	3,850,446
Financing expenses (income), net	1,324,054		(421,121)	3,884,990	2,831,573
Other expenses (income), net	69,701		115,453	447,577	405,299
Total Expenses	15,106,534		13,415,028	45,548,000	43,743,302

Income (loss) from continued operations before taxes	(180,488)		1,186,614	(613,566)	(785,286)

Income tax benefit (expense)	148,913		(177,952)	315,735	342,567

Net Income (loss) from continued operations	(31,575)		1,008,662	(297,831)	(442,719)

Loss from discontinued operations in Israel, before taxes	-		(137,535)	-	(137,535)

Net income (loss)	$(31,575)		$871,127	$(297,831)	$(580,254)

Basic and diluted income (loss) per share:
Income (loss) from continued operations	$(0.00)	*	$0.05	$(0.01)	$(0.02)
Loss from discontinued operations	-		(0.01)	-	(0.01)
Basic and diluted income (loss) per share	$(0.00)	*	$0.04	$(0.01)	$(0.03)

Basic and diluted weighted average number of shares outstanding	41,186,596		21,119,488	41,186,596	21,119,488

* represent amount less than $0.01.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2012	2011
Cash flow from operating activities:
Net loss	$(297,831)	$(580,254)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,799,447	3,850,446
Compensation in connection with the issuance of warrants and options issued for professional services	143,535	166,194
Increase (decrease) in bad debt provision	295,903	303,296
Accrued interest and exchange rate on bonds	(147,219)	127,357
Unearned loss due to hedging	56,648	-
Expense of discounted debt from related party and related warrants	237,454	544,991
Gain on the disposal of fixed assets	-	(5,000)
Gain on buy back of bonds	(221,643)	-
Decrease (increase) in bonds issuance cost, net	217,035	217,035
Decrease (increase) in account receivables	(2,094,475)	(1,165,652)
Decrease (increase) in inventories	(23,972)	(9,186)
Decrease (increase) in long-term receivables	(12,880)	(98,241)
Decrease (increase) in prepaid expenses and other receivables	(887,704)	1,082,020
Increase ( decrease) in other long-term liabilities	598,597	(61,724)
Increase (decrease) in trade payables	(2,191,948)	(130,742)
Increase (decrease) in other liabilities and accrued expenses	(270,356)	(815,064)
Deferred tax provision	(493,906)	(516,870)

Net cash provided by (used in) operating activities	(293,315)	2,908,606

Cash flow from investing activities:
Proceeds from disposal of fixed assets	-	5,000
Purchase of assets from CoBridge Telecom, LLC	-	(306,030)
Purchase of equipment	(2,571,638)	(1,814,559)
Purchase of equipment for the projects under the United States Department of Agriculture, net of grants received	(8,994,079)	(8,218,906)

Net cash used in investing activities	(11,565,717)	(10,334,495)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine months ended
	September 30,
	2012	2011

Cash flow from financing activities:
Repayment of short-term loans from banks and others	(4,112,329)	(398,954)
Proceeds from long-term loans	7,178,742	-
Repayment of capital lease obligation	(420,358)	(753,003)
Proceeds from long-term loans from the United States Department of Agriculture	14,203,853	11,504,124
Repayment of long-term loans from United States Department of Agriculture	(1,111,706)	(436,519)
Decrease (increase) in restricted cash	(1,756,982)	(1,693,256)

Net cash provided by financing activities	13,981,220	8,222,392

Net increase (decrease) in cash and cash equivalents	2,122,188	796,503

Cash and cash equivalents at the beginning of the period	6,563,514	1,217,427

Cash and cash equivalents at the end of period	$8,685,702	$2,013,930

Supplemental disclosure of cash flows activities:

Cash paid for:

Interest	$2,339,289	$1,539,704

Tax	$166,000	$150,000

Purchase of fixed assets by capital lease arrangements	$298,532	$314,702

Purchase of fixed assets included in accounts payable	$4,484,615	$476,169

The accompanying notes are an integral part of these condensed consolidated financial statements

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
 (Unaudited)

Note 1 - Organization and Nature of Business

A.
NTS, Inc. (“NTSI” or “the Company”) was incorporated in the State of Nevada, U.S.A. in September 2000 under the name Xfone, Inc. The Company is a holding and managing company providing, through its subsidiaries, integrated communications services which include voice, video and data over its Fiber-To-The-Premise (“FTTP”) and other networks. The Company currently has operations in Texas, Mississippi and Louisiana. Effective as of February 1, 2012, the Company changed its name to “NTS, Inc.” and as of February 2, 2012 the Company's common shares began trading on the NYSE MKT (f/k/a NYSE Amex) and the Tel Aviv Stock Exchange (“TASE”) under a new ticker symbol “NTS”. The name change is a reflection of the Company's refined and enhanced business strategy which began with its acquisition of NTS Communications, Inc. (“NTSC”) in 2008 and its focus on the build out of its high-speed FTTP network.

NTSI’s wholly owned subsidiaries as of September 30, 2012 were as follows:

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

On April 25, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which CoBridge agreed to sell NTSC all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of the Agreement. CoBridge provided cable television service in those communities via coaxial cable facilities and the transaction is expected to allow the Company to quickly expand in those markets while reducing sales and marketing costs to obtain new customers. As part of the transaction, NTSC also agreed to assume certain contracts of CoBridge which are necessary to continue operation of the assets that were acquired. The sale and purchase closed on July 1, 2011 but the purchase price was adjusted on November 2011 based on the number of CoBridge’s customers who failed to pay their accounts or canceled service (offset by customers who converted to NTSC’s service in relevant markets). On July 24, 2012, NTSC and CoBridge agreed on the final purchase price of $962,970 and cost of $39,187 in connection with the provision of transition services to NTSC. The increase in the purchase price of $88,400 is included as "other expenses" in the Condensed Consolidated Statements of Operations.

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
SEPTEMBER 30, 2012
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

The Company acquired these assets to accelerate its penetration in these markets. The remaining required disclosures are considered immaterial.

The following table summarizes the fair values of the assets acquired:

Fixed assets	$112,521
Customer relationship	566,184

Net assets acquired	$678,705

Purchase price:
Cash paid	$203,612
Note payable	475,093
Total	$678,705

D.	Disposition of Israeli Subsidiary (Xfone 018)

On August 31, 2010, the Company completed the disposition of its 69% interest in Xfone 018 Ltd. (“Xfone 018”) pursuant to an agreement, dated May 14, 2010 (as supplemented and amended), by and between the Company, Newcall Ltd. (the former 26% minority owner of Xfone 018), Margo Pharma Ltd. (the former 5% minority owner of Xfone 018), and Marathon Telecom Ltd., the buyer of Xfone 018. Loss from discontinued operations of $137,535 in 2011 was related to the corporate expenses related to the discontinued operation in Israel.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
 (Unaudited)

Note 1 - Organization and Nature of Business (cont.)

E.	Liquidity

As of September 30, 2012, the Company reported a working capital deficit of $2,638,738 compared to a working capital deficit of $3,596,693 on December 31, 2011. On June 22, 2012 the Company entered into Amendment No. 1 to the Original ICON Agreement providing for an additional secured term loan in the amount of $3,500,000 and a secured delayed draw term loan in the amount of $3,100,000. The Company used the proceeds of the additional term loan solely for the payment and satisfaction in full of all liabilities owed to Burlingame Equity Investors LP ("Burlingame"), including but not limited to the Burlingame Note. On September 27, 2012, the Company drew down the delayed draw term loan in the amount of $3,100,000. The Company intends to use the proceeds of the delayed draw term loan for the purchase of equipment in connection with the Company's project to construct a fiber network in Wichita Falls, Texas. The Company believes that increased revenues from the higher margin Fiber-To-The-Premise network together with cost saving activities and reduction in the number of employees will result in increased profitability and cash flows, which will lead to improvement in the working capital deficit to meet its anticipated cash requirements for at least the next 12 months. If, however, the Company does not generate sufficient cash from operations, or if the Company incurs additional unanticipated liabilities or the Company is unable to renew and extend a portion of its short-term liabilities, the Company may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as it could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that the Company will be able to negotiate acceptable terms. In addition, the Company’s access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as the Company’s own financial condition. While management believes that the Company will be able to meet its liquidity needs for at least the next 12 months, no assurance can be given that the Company will be able to do so.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
 (Unaudited)

Note 2 - Significant Accounting Policies

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are as follows:

A.	Principles of Consolidation and Basis of Financial Statement Presentation

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the US Securities and Exchange Commission. Certain information, including note disclosures, normally included in financial statements which are prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the condensed consolidated balance sheet as of September 30, 2012 (unaudited) and December 31, 2011 (audited), the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company's financial position, results of operations and cash flows on a basis consistent with that of the Company's prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2011.

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
SEPTEMBER 30, 2012
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

The Company uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, the estimate of uncollectible customer balances is made using factors such as the credit quality of the customer and the economic conditions in the market. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. When an account balance is past due and attempts have been made to collect the receivable through legal or other means the amount is considered uncollectible and is written off against the allowance balance.

Accounts receivable are presented net of an allowance for doubtful accounts of $1,101,776 and $805,873 at September 30, 2012 and December 31, 2011, respectively.

F.	Other Intangible Assets

Other intangible assets consist of a license to provide communication services in the US and customer relations. Customer relations are related to mergers and acquisitions and are amortized over a period between 2-13 years from the date of the purchase.

G.	Earnings Per Share

Basic earning per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Warrants and options were excluded from the calculation of diluted loss per share since they would have an anti-dilutive effect due to the Company's loss from continued operations and net loss to shareholders which were reported for the nine months and three months ended September 30, 2012 and 2011.

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
SEPTEMBER 30, 2012
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
SEPTEMBER 30, 2012
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

The Company recognizes all of its derivative instruments as either assets or liabilities on the balance sheet at fair value. For derivative instruments that are designated and qualify as a cash flows hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. For the period ended September 30, 2012, our forward contracts did not qualify for hedge accounting and as such, changes in the fair value of the derivative instrument were reported in current period earnings. During January 2012, the Company entered into two foreign currency hedging transactions of $596,842 maturing on May 29, 2012 to buy NIS 2,303,809, and $4,306,570 maturing on November 28, 2012 to buy NIS 16,640,591, in order to hedge against the risk of principal and interest payments of its bonds during 2012. The Company hedged its forecasted principal and interest payments denominated in NIS with currency forward contracts. As of September 30, 2012, the Company recognized an unearned loss of $56,648 in financing expenses in the Condensed Consolidated Statements of Operations against an increase in its Current maturities of Bonds in the Condensed Consolidated Balance Sheet.

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

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
 (Unaudited)

Note 3 – Notes payable

1.
On October 6, 2011, the Company entered into a term loan, guarantee and security agreement (the “Original ICON Agreement”) between the following: (1) ICON Agent, LLC, acting as agent for the Lenders signatory thereto; (2) the Company, as Guarantor; (3) Xfone USA, Inc., NTS Communications, Inc., Gulf Coast Utilities, Inc., eXpeTel Communications, Inc., NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers, Inc., and NTS Management Company, LLC, acting as Borrowers and Guarantors; and (4) PRIDE Network, Inc., and NTS Telephone Company, LLC (together with the Borrowers and Guarantors acting as Credit Parties) that provided for a secured term loan in the amount of $7,500,000 (the "First ICON Loan").

On June 22, 2012, the Company entered into Amendment No. 1 to the Original ICON Agreement providing for:

(i)  An additional secured term loan in the amount of $3,500,000, for the payment of all liabilities owed to Burlingame (the "Second ICON Loan"),

(ii)  A secured delayed draw loan in the amount of $3,100,000, for the purchase of equipment in connection with the Company's project to construct a fiber network in Wichita Falls, Texas (the "Third ICON Loan"), and

(iii)  Certain other amendments to the First ICON Loan as described in Amendment No. 1.

Pursuant to Amendment No. 1, the principal amount of the First ICON Loan, bearing interest of 12.75% per annum is payable in 68 consecutive monthly installments with the first 20 monthly payments being payments of accrued interest only. The principal amount of the Second ICON Loan, bearing interest of 12.75% per annum is payable in 60 consecutive monthly installments with the first 12 monthly payments being payments of accrued interest only.

The fundings of the First ICON Loan and Second ICON Loan were made on October 27, 2011 and June 22, 2012, respectively, and on August 9, 2012, the Company entered into Amendment No. 2 to the Original ICON Agreement providing for revised amortization schedules of the First ICON Loan and the Second ICON Loan.

On September 27, 2012, the Company drew down the Third ICON Loan in the amount of $3,100,000. The principal amount of the Third ICON Loan bears interest at 12.75% per annum and is payable in 58 consecutive monthly installments with the first 10 montly paymens being payments of accrued interest only.

Each of the loans is secured by a lien against all of each Borrower's and Guarantor's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title, or interest; provided, however, that none of the assets of PRIDE Network, Inc. and NTS Telephone Company are being used as collateral for the loans and are specifically excluded.

The Company has to maintain fixed charge coverage ratio of not less than 1.15 to 1.00 for the trailing four fiscal quarter period most recently ended if at any time cash was less than $3,000,000 as of the last day of any fiscal quarter. Pursuant to Amendment No. 1, senior leverage ratio should not exceed 2.00 to 1.00 from June 30, 2012 through March 31, 2013, 1.75 to 1.00 from June 30, 2013 through December 31, 2013, and 1.50 to 1.00 from March 31, 2014 and thereafter.

The total outstanding amount of the loans as of September 30, 2012 is $14,100,000.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

Note 3 - Notes payable (Cont.)

2.
NTS Telephone Company, LLC, a wholly owned subsidiary of NTSC, received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the advance date until full repayment after 17 years from each advance date. The loan bears interest at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. The loan is non-recourse to NTSC and all other NTSC subsidiaries and is secured by NTS Telephone's assets which were $13.9 million at September 30, 2012. As of September 30, 2012, the current average weighted interest rate on the outstanding advances was 3.54%.

The total outstanding amount of these loans as of September 30, 2012 and December 31, 2011 are $9,772,062 and $10,312,900, respectively. The loans are to be repaid in monthly installments until 2024.

3.
PRIDE Network, Inc., a wholly owned subsidiary of NTSC received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total $99.9 million funding in the form of $45.9 million in grants and $54 million in 19 to 20 year loans. The loans bear interest at the US Treasury rate for comparable loans with comparable maturities. The funding is expected to allow the Company to develop its FTTP infrastructure, known as the PRIDE Network in northwestern Texas and further expand it to communities in southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The total aggregate amount of these loans and grants as of September 30, 2012 is $25,759,037 and $20,978,341, respectively. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by PRIDE Network's assets which were $30.1 million at September 30, 2012. As of September 30, 2012, the current average weighted interest rate on the outstanding advances was 3.19%. As of September 30, 2012, the total amount of loan and grant available in the future is $27,571,889 and $24,898,580, respectively.

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

The effective interest rate of the Promissory Note was calculated at 22.1%. The total amount of discount recognized was $252,796. The outstanding principal amount of the Promissory Note of $3,500,000 (plus accrued interest) was paid off on June 22, 2012.

5.
On April 25, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which CoBridge agreed to sell NTSC all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of the Agreement. As part of the agreement, a note for $1,010,101 was issued on July 1, 2011 and is payable in 36 equal monthly installments. The total outstanding amount of the notes as of September 30, 2012 is $486,305.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
 (Unaudited)

Note 3 - Notes payable (Cont.)

6.
On September 16, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with RB3, LLC, and Arklaoktex, LLC, each doing business as Reach Broadband (“Reach”), pursuant to which Reach agreed to sell NTSC all of Reach’s assets in and around the communities of Abernathy, Anton, Brownfield, Hale Center, Idalou, Levelland, Littlefield, Meadow, New Deal, O’Donnell, Olton, Reese, Ropesville, Shallowater, Smyer, Tahoka, and Wollforth Texas pursuant to the terms of the Agreement. As part of the agreement, a note for $475,093 was issued on December 1, 2011 at an interest rate of 7% per annum and is payable in 36 equal monthly installments. The total outstanding amount of the note as of September 30, 2012 is $365,263.

Note 4- Bonds payable

On December 13, 2007, the Company issued a total of NIS 100,382,100 (approximately $25,562,032, based on the exchange rate as of December 13, 2007) unsecured Series A Bonds (the “Bonds”) to Israeli institutional investors. The principal of the Bonds is repaid in 8 equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). On November 11, 2008 (the “Date of Listing”), the Bonds commenced trading on the TASE. From the date of issuance until the Date of Listing, the Bonds accrued annual interest at a rate of 9%. As of the Date of Listing, the interest rate for the unpaid balance of the Bonds was reduced by 1% to an annual interest rate of 8%. The interest on the Bonds is paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Bonds are linked to the Israeli Consumer Price Index (“CPI”). The known CPI at September 30, 2012 was 118.4.

The components of the bonds payable are as follows:

September 30, 2012

Outstanding balance (in NIS)	50,191,050
Accrued Interest (in NIS)	1,331,094
Increase in debt due to CPI adjustments (in NIS)	8,591,147
Unearned loss due to hedging (in NIS)	221,607
Total outstanding debt (in NIS)	60,334,898

Exchange rate	3.912

Total outstanding debt (USD)	$15,423,031
Debt discount related to warrants	(389,724)
Bonds held by subsidiary	(719,402)

Total outstanding debt	14,313,905

Less current portion	3,845,472

Long-term portion	$10,468,433

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

Note 5 – Buy-back plan

The Board of Directors of the Company adopted a buy-back plan (the “Plan”), effective as of February 13, 2012, according to which the Company may, from time to time, repurchase its Bonds which are traded on the TASE.

Under the Plan the Company is authorized to repurchase Bonds for up to a total amount of NIS 5 million (approximately USD 1.35 million) in transactions on the TASE or outside the TASE, until December 31, 2012. Any repurchases of the Bonds will be financed from the Company’s internal sources. The Board of Directors has authorized the Company’s management (“Management”) to manage the performance of repurchases according to the Plan, including the conduct of negotiations, at such times, scopes, prices and other terms as Management deems fit. The timing, amounts and terms of any Bonds repurchased by the Company will be determined, at the discretion of Management, based on market conditions, opportunities, economic advisability and other customary criteria and factors.

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

On July 4, 2012, NTSC, our wholly-owned subsidiary, purchased pursuant to the Plan, in a single transaction outside the TASE, NIS 1,339,310 in par value of Bonds at an aggregate purchase price of NIS 1,091,538 (approximately $278,596). On September 23, 2012, NTSC purchased pursuant to the Plan, in several transactions on the TASE, additional NIS 1,062,528 in par value of Bonds at an aggregate purchase price of NIS 838,228 (approximately $215,649). Pursuant to the indenture governing the Bonds, any Bonds purchased by a subsidiary of the Company (as opposed to Bonds repurchased by the Company itself) are not canceled or removed from trading on the TASE. The gain on the bonds purchased by NTSC, our wholly-owned subsidiary, is $221,643.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
 (Unaudited)

Note 6 – Capital Structure

On June 13, 2012, the Company granted, under and subject to the Company's 2007 Stock Incentive Plan, to one of NTSC's senior employees options to purchase 791,212 shares of common stock (the “Options”). The Options are exercisable at $1.10 per share and expire seven years from the date of grant. On the date of grant, 197,803 of the Options were fully vested and the remaining 593,409 of the Options shall vest in equal installments over a period of ten quarters with the first quarterly installment vesting on June 30, 2013. The Options are also subject to certain provisions which shall apply in the event of termination of employment. In the event of a change of control of the Company or the sale of most of its assets, any unvested and outstanding portion of the Options shall immediately and fully vest.

Note 7 – Amendments to Articles of Incorporation and Bylaws

On December 29, 2011, the Company’s shareholders approved an amendment (the “Amendment”) to the Company’s Articles of Incorporation (the “Articles”) to change the name of the Company to “NTS, Inc.” and to increase the Company's authorized capital to 150,000,000 shares of common stock at $0.001 par value per share. The Amendment became effective on February 1, 2012. The Company filed a Certificate of Amendment to the Articles with the Nevada Secretary of State on January 25, 2012. On November 5, 2012, the board of directors approved and adopted the Reamended and Restated Bylaws of the Company (the "Bylaws"). The Company's Bylaws were amended to, among other things, increase the maximum authorized number of directors on the board of directors from eight (8) to nine (9) and to further provide that the number of directors may be fixed from time to time by resolution upon the affirmative vote of not less than 75% of the directors provided that no decrease in the number of directors shall shorten the term of any incumbent directors

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
 (Unaudited)
Note 8 – Legal proceedings

1. Eliezer Tzur et al. vs. 012 Telecom Ltd. et al.

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), our former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to us (collectively with Xfone 018, the “Defendants”), in the Central District Court, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by customers to the Defendants’ respective technical support centers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $14). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $1,917,178) which reflects the Petitioners’ estimation of damages caused to all customers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the instructions of the Israeli Court was supplemented on May 3, 2011 and amended on July 18, 2011 and on March 21, 2012 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services who called its telephone service center from July 4, 2004 until February 21, 2010, due to a problem with the international calling services, and were charged for such calls. The compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one-time special reward in the amount of NIS 10,000 (approximately $2,556) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $10,225) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court. On April 30, 2012, the Israeli Court appointed a CPA as an examiner to review and assess the Settlement Agreement (the “Examiner”). The Examiner was instructed to advise the Israeli Court whether in his opinion the Settlement Agreement is reasonable. On October 18, 2012 the Examiner submitted his assessment to the Israeli Court. According to the Examiner's assessment, there are a number of impediments that will deter the Represented Group from making use of the right to a free call described above including the low value of the call and its limited utility. According to the Examiner, the appropriate solution would have been to compensate the specific affected customers for the damage caused. However, since the Examiner recognizes that, pursuant to Xfone 018's claims, the foregoing solution is impractical, the Examiner proposes to consider revising the manner in which the alleged damage, which he estimates at NIS 98,000 (approximately $25,051), will be paid for by Xfone 018. Xfone 018 has the right to submit its response to the Examiner's assessment by November 17, 2012.

On May 14, 2010, the Company entered into an agreement (including any amendment and supplement thereto, the “Agreement”) with Marathon Telecom Ltd. for the sale of our majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, we are fully and exclusively liable for any and all amounts, payments or expenses incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Agreement provides that we shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, we shall bear only the cost of such services). Section 10 of the Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with us and with mutual assistance. It is agreed between us and Xfone 018 that subject to and upon the approval of the Settlement Agreement by the Israeli Court, we shall bear and/or pay: (i) the costs of the free call described above; (ii) the Reward; (iii) the Attorneys Fee; and (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $19,172).

In the event the Settlement Agreement is not amended by mutual agreement and approved by the Israeli Court, Xfone 018 intends to vigorously defend the Class Action Request.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

Purchase of assets and liabilities of CoBridge Telecom, LLC

On April 25, 2011, NTSC entered into an Asset Purchase Agreement (the “Agreement”) with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which CoBridge agreed to sell NTSC all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of the Agreement. CoBridge provided cable television service in those communities via coaxial cable facilities and the Company acquired these assets to accelerate its penetration in these markets. As part of the transaction, NTSC also agreed to assume certain contracts of CoBridge which are necessary to continue operation of the assets that were acquired. The sale and purchase closed on July 1, 2011 but the purchase price was adjusted in November 2011 based on the number of CoBridge’s customers who failed to pay their accounts or cancelled service (offset by customers who converted to NTSC’s service in relevant markets). On July 24, 2012, NTSC and CoBridge agreed on the final purchase price of $962,970 and cost of $39,187 in connection with the provision of transition services to NTSC. The increase in the purchase price of $88,400 is included as "other expenses" in the Condensed Consolidated Statements of Operations.

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

RESULTS OF OPERATIONS

Financial Information – Percentage of Revenues:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Services on Fiber-To-The-Premise network	31.9%	23.4%	29.7%	21.9%
Leased local loop services and other	68.1%	76.6%	70.3%	78.1%
Total Revenues	100%	100%	100%	100%

Expenses:
Cost of services (excluding depreciation and amortization)	45.1%	48.4%	46.0%	48.7%
Selling, general and administrative	34.6%	35.6%	35.0%	36.6%
Depreciation and amortization	12.1%	10.0%	10.7%	9.0%
Financing expenses, net	8.9%	(2.9)%	8.6%	6.6%
Other expenses	0.5%	0.8%	1.1%	0.9%
Total expenses	101.2%	91.9%	101.4%	101.8%

Income (loss) from continued operations before taxes	(1.2)%	8.1%	(1.4)%	(1.8)%

Net Income (loss) from continued operations	(1.2)%	6.9%	(1.4)%	(1.0)%

Income tax benefit (expense)	0.7%	0.8%	1.0%	(1.2)%

Net Income (loss)	(0.2)%	6.0%	(0.7)%	(1.4)%

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

Revenues. Revenues for the nine month period ended September 30, 2012 increased by 4.6% to $44,934,434 from $42,958,016 for the same period in 2011. Revenues from our Fiber-To-The-Premise ("FTTP") network in the nine months ended September 30, 2012 increased 41.9% to $13,341,551 from $9,403,832 in the same period in 2011. As percentage of total sales, FTTP revenues in the nine months period ended September 30, 2012 increased to 29.7% from 21.9% for the same period in 2011. The growth of FTTP revenues is expected to continue due to the progress in the build out of our FTTP network in the communities which are located in the areas of the PRIDE Network projects, a subsidiary of NTSC.

Revenues from our leased local loop include revenues from wholesale, other carriers and other non-FTTP customers. Revenues from leased local loop in the nine month period ended September 30, 2012 decreased 5.8% to $31,592,883 from $33,554,184 for the same period in 2011. As percentage of total sales, leased local loop revenues in the nine months period ended September 30, 2012 decreased to 70.3% from 78.1% for the same period in 2011. The decrease in revenues was caused by the aggressive promotional packages and incentives launched by competitors and were partially offset with revenues from assets that were purchased from CoBridge and Reach. The transactions with CoBridge and Reach were closed in July 1, 2011 and December 1, 2011, respectively, and revenues from these assets were recorded from the closing date as non-FTTP revenues. We generated cable television services revenue of $1,675,137 for the nine month period ended September 30, 2012 from the acquisition of Cobridge and Reach’s assets in the West Texas area. We expect that the decline in revenues from non-FTTP residential customer will continue in the last quarter of 2012, but will be offset by the increase in revenues in FTTP from business and residential customers.

Cost of services (excluding depreciation and amortization). Cost of services consists primarily of facilities and traffic time purchased from other telephone companies and content for our video services. Cost of services for the nine month period ended September 30, 2012, decreased 1.2% to $20,677,513 from $20,925,151 for the same period in 2011. Cost of services, as a percentage of revenues in the nine month period ended September 30, 2012, decreased to 46.0% from 48.7% in the same period in 2011. We expect that the cost of services, as a percentage of revenues, will decline as we increase the portion of revenues generated from our high-margin FTTP services. FTTP services are provided over our fully owned fiber network and therefore we do not incur third party costs for leased network lines. As the revenue mix changes towards greater percentage of the high-margin FTTP revenues, and a lesser percentage of the low-margin revenues from non-FTTP residential customers and wholesale, the cost of services, as a percentage of revenues, is expected to decline.

Selling, General and Administrative Expenses. Selling expenses consist primarily of compensation costs for our sales, administrative and management employees. Selling, general and administrative expenses for the nine month period ended September 30, 2012, is $15,738,473 compared to $15,730,833 for the same period in 2011. As percentage of revenues, selling, general and administravite expenses decrease by 1.6% as we redirected resources to support our growth in the FTTP markets and we have moved most of the installation and maintenance work to subcontractors. We expect that these changes will allow us to be more efficient on the construction work and reduce the payroll and payroll-related expenses in the last quarter of 2012.

Depreciation and amortization. Depreciation and amortization expense for the nine month period ended September 30, 2012, increased 24.6% to $4,799,447 from $3,850,446 for the same period in 2011. The increase was due to the large investments in the development of the FTTP networks.

Financing Expenses. Financing expenses, net, for the nine months period ended September 30, 2012, increased 37.2% to $3,884,990 from $2,831,573 for the same period in 2011. Financing expenses consist of interest payable on our financial obligations, and the measurement of the Bonds, which are stated in NIS and linked to the Israeli Consumer Price Index (the “CPI”). The increase in financing expenses is a result of additional advances from the United States Department of Agriculture in the amount of $14,203,853 during the first nine months of 2012 compared to $11,504,124 in the same period in 2011, the additional loans from ICON, and the revaluation of 2.4% in the USD against the NIS and adjustment to the inflation of 2.1% during the nine month period ended September 30, 2012, versus the revaluation of 4.6% in the USD against the NIS and adjustment to the inflation of 2.4% in the same period in 2011. Financing expenses in the third quartrer of 2011 also include expenses related to warrants that were issued to Burlingame Equity Investors, LP ("Burlingame") during March 2010, and the difference between the allocated relative fair value and the principal amount of the March 2010 loan from Burlingame.

Other Expenses (income). Other expenses (income) for the nine month period ended September 30, 2012, increased 10.4% to $447,577 from $405,299 for the same period in 2011. Other expenses (income) consist of real estate taxes, which were offset with the gain of $221,643 from the buy back of our bond by NTSC and expense of $88,400 due to adjustment of the final purchase price of Cobridge. We expect that real estate taxes will increase as we continue to open our offices in PRIDE markets.

Income taxes. We conduct our business in several states in the US. Therefore, our operating income is subject to varying rates of state tax in the US. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses. However, we expect that our income taxes will not materially vary in relation to the geographic distribution of our profits inside the US. Due to non-deductible compensation related to stock options and non-deductible amortization of intangible assets, our effective tax rate was 51.4% (including gain from buy back of bond) and 37.1% (including corporate expenses related to the discontinued operation in Israel) for the nine month period ended September 30, 2012 and 2011, respectively.

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

Revenues. Revenues for the quarter ended September 30, 2012, increased 2.2% to $14,926,046 from $14,601,642 for the same period in 2011. Revenues from our Fiber-To-The-Premise ("FTTP") network in the quarter ended September 30, 2012, increased 39.2% to $4,755,779 from $3,417,271 in the same period in 2011. As percentage of total sales, FTTP revenues in the quarter ended September 30, 2012, increased to 31.9% from 23.4% for the same period in 2011. The growth of FTTP revenues is expected to continue due to the progress in the build out of our FTTP network in the communities which are located in the areas of the PRIDE Network projects, a subsidiary of NTSC.

Revenues from our leased local loop include revenues from wholesale, other carriers and other non-FTTP customers. Revenues from leased local loop in the quarter ended September 30, 2012, decreased 9.1% to $10,170,267 from $11,184,371 for the same period in 2011. As percentage of total sales, leased local loop revenues in the quarter ended September 30, 2012 decreased to 68.1% from 76.6% for the same period in 2011. The decrease in revenues was caused by the aggressive promotional packages and incentives launched by competitors and were partially offset with revenues from assets that were purchased from CoBridge and Reach. The transactions with CoBridge and Reach were closed in July 1, 2011 and December 1, 2011, respectively, and revenues from these assets were recorded from the closing date as non-FTTP revenues. We generated cable television services revenue of $508,499 for the three month period ended September 30, 2012 from the acquisition of Cobridge and Reach’s assets in the West Texas area. We expect that the decline in revenues from non-FTTP residential customer will continue in the last quarter of 2012, but will be offset by the increase in revenues in FTTP from business and residential customers.

Cost of services (excluding depreciation and amortization). Cost of services consists primarily of facilities and traffic time purchased from other telephone companies and content for our video services. Cost of services for the quarter ended September 30, 2012, decreased 4.7% to $6,734,583 from $7,063,847 for the same period in 2011. Cost of services, as a percentage of revenues in the quarter ended September 30, 2012, decreased to 45.1% from 48.4% in the same period in 2011. We expect that the cost of services, as a percentage of revenues, will decline as we increase the portion of revenues generated from our high-margin FTTP services. FTTP services are provided over our fully owned fiber network and therefore we do not incur third party costs for leased network lines. As the revenue mix changes towards greater percentage of the high-margin FTTP revenues and lesser percentage of the low-margin revenues from non-FTTP residential customers and wholesale, the cost of services, as a percentage of revenues, is expected to decline.

Selling, General and Administrative Expenses. Selling expenses consist primarily of compensation costs for our sales, administrative and management employees. Selling, general and administrative expenses for the quarter ended September 30, 2012, decreased 0.7% to $5,165,190 from $5,202,866 for the same period in 2011. The decrease in the expenses resulted mainly from outsourcing most of our installation and maintenance work in the FTTP markets to subcontractors, which was offset by an increase in sales commission related to the increase in new FTTP revenues. As a percentage of revenues, selling, general and administrative expenses decreased by 1%. We expect that these changes will allow us to be more efficient on the construction work and reduce the payroll and payroll-related expenses in the last quarter of 2012.

Depreciation and amortization. Depreciation and amortization expenses for the quarter ended September 30, 2012, increased 24.7% to $1,813,006 from $1,453,983 for the same period in 2011. The increase was due to the large investments in the development of the FTTP networks.

Financing Expenses. Financing expenses, net, for the quarter ended September 30, 2012, increased to $1,324,054 compared to financing income, net, of $421,121 for the same period in 2011. The increase in the financing expenses resulted mainly from an increase in financing expenses on new loans and advances. Financing expenses consist of interest payable on our financial obligations, and the measurement of the Bonds, which are stated in NIS and linked to the Israeli CPI. The increase in financing expenses is a result of the advances of long-term loans from the United States Department of Agriculture to build the network in the PRIDE markets and the long-term loans from ICON as well as the devaluation of 0.3% in the USD against the NIS and adjustment to the inflation of 0.9% during the quarter ended September 30, 2012, versus the revaluation of 8.7% in the USD against the NIS and adjustment to the inflation of 0.6% in the same period in 2011. Financing expenses in the third quarter of 2011 also include expenses related to warrants that were issued to Burlingame on March 2010, and the difference between the allocated relative fair value and the principal amount of the March 2010 loan from Burlingame.

Other Expenses (income). Other expenses (income) for the quarter ended September 30, 2012, decreased 39.6% to $69,701 from $115,453 for the same period in 2011, as a result of $221,643 gain from the buy back of bond by NTSC which was offset by an adjustment of $88,400 to the final purchase price of Cobridge.

Income taxes. We conduct our business in several states in the US. Therefore, our operating income is subject to varying rates of state tax in the US. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses. However, we expect that our income taxes will not materially vary in relation to the geographic distribution of our profits inside the US. Due to non-deductible compensation related to stock options and non-deductible amortization of intangible assets, our effective tax rate was 82.5% (including gain from buy back of bond) and 16.7% (including corporate expenses related to the discontinued operation in Israel) for the quarter ended September 30, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of September 30, 2012, amounted to $8,685,702, compared to $6,563,514 as of December 31, 2011, an increase of $2,122,188. Net cash used in operating activities during the nine months ended September 30, 2012, was $293,315, a decrease of $3,201,921 compared to $2,908,606 which was provided by operating activities during the nine months ended September 30, 2011. The decrease in cash flow from operating activities is mostly related to the following changes in working capital: (1) an increase in accounts receivable of $2,094,474 during the quarter ended September 30, 2012, compared to an increase of $1,165,652 in the same period of 2011; (2) an increase in prepaid expenses and other receivables of $887,704 in the quarter ended September 30, 2012, compared to a decrease of $1,082,020 in the same period of 2011; (3) an increase in the provision for bad debt of $295,903 during the quarter ended September 30, 2012, compared to an increase of $303,296 in the same period of 2011; (4) a decrease in other liabilities and accrued expenses of $270,356 in the quarter ended September 30, 2012, compared to a decrease of $815,064 during the same period of 2011 and (5) a decrease in trade payables of $2,191,948 during the quarter ended September 30, 2012, compared to a decrease of $130,742 during the same period of 2011. Net cash used for investing activities in the quarter ended September 30, 2012, was $11,565,717 compared to $10,334,495 in the same period of 2011. Of that amount, $8,994,079 is attributable to the build out of our FTTP projects in Levelland, TX and the PRIDE Network projects and $2,571,638 to the purchase of other equipment. Net cash provided by financing activities for the quarter ended September 30, 2012, was $13,981,220 and is primarily attributable to proceeds from long-term loans from the United States Department of Agriculture, and the Loan Agreement with ICON, which are offset by repayment of the long-term loans from the United States Department of Agriculture, capital lease obligations and loans from a Burlingame.

Capital lease obligations. We are the lessee of switching and other telecom equipment under capital leases expiring on various dates through 2016.

As of September 30, 2012, we reported a working capital deficit of $2,638,738 compared to a working capital deficit of $3,596,693 on December 31, 2011. On June 22, 2012 we entered into Amendment No. 1 to the Original ICON Agreement providing for an additional secured term loan in the amount of $3,500,000 and a secured delayed draw term loan in the amount of $3,100,000. We used the proceeds of the additional term loan solely for the payment and satisfaction in full of all liabilities owed to Burlingame Equity Investors LP, including but not limited to the Burlingame Note. On September 27, 2012, we drew down the delayed draw term loan in the amount of $3,100,000. We intend to use the proceeds of the delayed draw term loan for the purchase of equipment in connection with our project to construct a fiber network in Wichita Falls, Texas. We believe that increased revenues from our higher margin Fiber-To-The-Premise network togethere with cost saving activities and reduction in the number of employees will result in increased profitability and cash flows, which will lead to improvement in the working capital deficit to meet our anticipated cash requirements for at least the next 12 months. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities or we are unable to renew and/or extend a portion of our short-term liabilities, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that we will be able to meet our liquidity needs for at least the next 12 months, no assurance can be given that we will be able to do so.

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of September 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic Note Payable	$15,318,887	$1,160,809	$4,640,578	$9,517,500	$-
Notes Payable from the United States Department of Agriculture	35,531,099	1,439,794	2,879,588	2,879,588	28,332,129
Bonds	14,313,905	3,845,472	7,333,150	3,135,283	-
Capital leases	749,183	458,051	269,244	21,888	-
Operating leases	1,669,101	1,066,380	526,629	76,092	-

Total contractual cash obligations	$67,582,175	$7,970,506	$15,649,189	$15,630,351	$28,332,129

NTS, Inc.

The Series A Bonds

On December 13, 2007 (the “Date of Issuance”), we issued non-convertible bonds to Israeli institutional investors, for total gross proceeds of NIS 100,382,100 (approximately $25,562,032, based on the exchange rate as of December 13, 2007) (the “Series A Bonds”). The Series A Bonds were issued for an amount equal to their par value.

The Series A Bonds accrue interest annually that is paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive). The principal of the Series A Bonds is repaid in eight equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Series A Bonds are linked to the Israeli CPI.

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

On March 25, 2008, we issued the holders of the Series A Bonds, for no additional consideration, 956,020 (non-tradable) warrants, each exercisable at an exercise price of $2.04 (as adjusted in November 2011) with a term of 4 years, commencing on September 2, 2008. These warrants were cancelled on September 4, 2012.

The Series A Bonds may only be traded in Israel. As of August 6, 2012, the Series A Bonds are rated Ba1 with a stable outlook by Midroog Limited, an Israeli rating company which is a subsidiary of Moody’s Investor Services ("Midroog").

Loan agreement with ICON Agent, LLC

On October 6, 2011, we entered into a term loan, guarantee and security agreement (the “Original ICON Agreement”) between the following: (1) ICON Agent, LLC, acting as agent for the Lenders signatory thereto; (2) we, as Guarantor; (3) Xfone USA, Inc., NTS Communications, Inc., Gulf Coast Utilities, Inc., eXpeTel Communications, Inc., NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers, Inc., and NTS Management Company, LLC, acting as Borrowers and Guarantors; and (4) PRIDE Network, Inc., and NTS Telephone Company, LLC (together with the Borrowers and Guarantors acting as Credit Parties) that provided for a secured term loan in the amount of $7,500,000 (the “First ICON Loan”).

On June 22, 2012, we entered into Amendment No. 1 to the Original ICON Agreement providing for:

(i)	An additional secured term loan in the amount of $3,500,000, for the payment of all liabilities owed to Burlingame (the “Second ICON Loan”),

(ii)	A secured delayed draw loan in the amount of $3,100,000, for the purchase of equipment in connection with our project to construct a fiber network in Wichita Falls, Texas (the "Third ICON Loan"), and

(iii)	Certain other amendments to the First ICON Loan described in Amendment No. 1.

Pursuant to Amendment No. 1, the principal amount of the First ICON Loan, bearing interest of 12.75% per annum is payable in 68 consecutive monthly installments with the first 20 monthly payments being payments of accrued interest only. The principal amount of the Second ICON Loan, bearing interest of 12.75% per annum is payable in 60 consecutive monthly installments with the first 12 monthly payments being payments of accrued interest only.

The fundings of the First ICON Loan and Second ICON Loan were made on October 27, 2011 and June 22, 2012 respectively and on August 9, 2012, we entered into Amendment No. 2 to the Original ICON Agreement providing for revised amortization schedules of the First ICON Loan and the Second ICON Loan.

On September 27, 2012, we drew down the Third ICON Loan in the amount of $3,100,000. The principal amount of the Third ICON Loan bears interest at 12.75 % per annum and is payable in 58 consecutive monthly installments with the first 10 monthly payments being payments of accrued interest only.

Each of the loans is secured by a lien against all of each Borrower's and Guarantor's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title, or interest; provided, however, that none of the assets of PRIDE Network and NTS Telephone Company are being used as collateral for the loans and are specfically excluded.

We had to maintain a fixed charge coverage ratio of not less than 1.15 to 1.00 for the trailing four fiscal quarter period most recently ended if at any time cash was less than $3,000,000 as of the last day of any fiscal quarter. Pursuant to Amendment No. 1, senior leverage ratio should not exceed 2.00 to 1.00 from June 30, 2012 through March 31, 2013, 1.75 to 1.00 from June 30, 2013 through December 31, 2013, and 1.50 to 1.00 from March 31, 2014 and thereafter.

The total outstanding amount of the loans as of September 30, 2012 is $14,100,000.

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

The effective interest rate of the Promissory Note was calculated at 22.1%. The total amount of discount recognized was $252,796. The outstanding principal amount of the Promissory Note of $3,500,000 (plus accrued interest) was paid off on June 22, 2012.

Buy-back plan

Our Board adopted a buy-back plan (the “Plan”), effective as of February 13, 2012, according to which we may, from time to time, repurchase our Bonds which are traded on the TASE.

Under the Plan we are authorized to repurchase Series A Bonds for up to a total amount of NIS 5 million (approximately USD 1.35 million) in transactions on the TASE or outside the TASE, until December 31, 2012. Any repurchases of the Series A Bonds will be financed from our internal sources. The Board has authorized our management (“Management”) to manage the performance of repurchases according to the Plan, including the conduct of negotiations, at such times, scopes, prices and other terms as Management deems fit. The timing, amounts and terms of any Series A Bonds repurchased by us will be determined, at the discretion of Management, based on market conditions, opportunities, economic advisability and other customary criteria and factors.

Repurchases of the Bonds may be carried out by us and/or our subsidiaries, either directly and/or through a third party. Bonds repurchased by us will be canceled and removed from trading on the TASE and will not be permitted to be reissued. The Board of Director's resolution is not a commitment to repurchase any Bonds under the Plan. The Plan may be suspended or discontinued by us at any time.

On July 4, 2012, NTSC, our wholly-owned subsidiary, purchased pursuant to the Plan, in a single transaction outside the TASE, NIS 1,339,310 in par value of Bonds at an aggregate purchase price of NIS 1,091,538 (approximately $278,596). On September 23, 2012, NTSC, our wholly-owned subsidiary, purchased pursuant to the Plan, in several transactions on the TASE, additional NIS 1,062,528 in par value of Bonds at an aggregate purchase price of NIS 838,228 (approximately $215,649). Pursuant to the indenture governing the Bonds, any Bonds purchased by our subsidiary (as opposed to Bonds repurchased by us ourselves) are not canceled or removed from trading on the TASE. The gain on the bonds purchased by NTSC, our wholly-owned subsidiary, is $221,643.

US subsidiaries

NTS Telephone Company, LLC, a wholly owned subsidiary of NTSC has received approval from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, for an $11.8 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the initial advance date until full repayment after 17 years. The loan bears interest at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. The note is non-recourse to NTSC and all other NTSC subsidiaries and is secured by NTS Telephone’s assets which were $13.9 million at September 30, 2012. As of September 30, 2012, the annual average weighted interest rate on the outstanding advances was 3.54%. The total aggregate amount of these loans as of September 30, 2012 is $9,772,062. The loans are to be repaid in monthly installments until 2024.

PRIDE Network, Inc., a wholly owned subsidiary of NTSC has received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total $99.9 million funding in form of $45.9 million in grants and $54 million in 19 to 20-year loans. The loans bear interest at the U.S. Treasury rate for comparable loans with comparable maturities. The funding is expected to allow us to develop our FTTP infrastructure, known as the PRIDE Network projects, in northwestern Texas and further expand it to communities in southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The total aggregate amount of these loans and grants as of September 30, 2012 is $25,759,037 and $20,978,341, respectively. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by PRIDE Network's assets which were $33.6 million at September 30, 2012. As of September 30, 2012, the annual average weighted interest rate on the outstanding advances was 3.19%. As of September 30, 2012, the total amount of loan and grant to be available in the future is  $27,571,889 and $24,898,580, respectively.

On April 25, 2011, NTSC, our wholly-owned subsidiary, entered into an Asset Purchase Agreement (the “Agreement”) with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which CoBridge agreed to sell NTSC all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of the Agreement. As part of the agreement, a note for $1,010,101 was issued on July 1, 2011 and is payable in 36 equal monthly installments. The total outstanding amount of the note as of September 30, 2012 is $486,305.

On September 16, 2011, NTSC, our wholly-owned subsidiary, entered into an Asset Purchase Agreement (the “Agreement”) with RB3, LLC, and Arklaoktex, LLC, each doing business as Reach Broadband (“Reach”), pursuant to which Reach agreed to sell NTSC all of Reach’s assets in and around the communities of Abernathy, Anton, Brownfield, Hale Center, Idalou, Levelland, Littlefield, Meadow, New Deal, O’Donnell, Olton, Reese, Ropesville, Shallowater, Smyer, Tahoka, and Wolfforth Texas pursuant to the terms of the Agreement. As part of the agreement, a note for $475,093 was issued on December 1, 2011 at an interest rate of 7% per annum and is payable in 36 equal monthly installments. The total outstanding amount of the note as of September 30, 2012 is $365,263.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

Following the divestiture of our UK and Israeli operations in 2010, all of our assets, liabilities (except the Series A Bonds and other insignificant costs), revenues and expenditures are in USD.

Notwithstanding having our Series A Bonds stated in NIS and linked to the Israeli CPI, during the nine months ended September 30, 2012, our outstanding liability was increased by $259,289 as a result of the adjustment to the Israeli CPI and devaluation of the NIS in relation with the USD.

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

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), our former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to us (collectively with Xfone 018, the “Defendants”), in the Central District Court, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by customers to the Defendants’ respective technical support centers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $14). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $1,917,178) which reflects the Petitioners’ estimation of damages caused to all customers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the instructions of the Israeli Court was supplemented on May 3, 2011 and amended on July 18, 2011 and on March 21, 2012 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services who called its telephone service center from July 4, 2004 until February 21, 2010, due to a problem with the international calling services, and were charged for such calls. The compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one-time special reward in the amount of NIS 10,000 (approximately $2,556) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $10,225) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court. On April 30, 2012, the Israeli Court appointed a CPA as an examiner to review and assess the Settlement Agreement (the “Examiner”). The Examiner was instructed to advise the Israeli Court whether in his opinion the Settlement Agreement is reasonable. On October 18, 2012 the Examiner submitted his assessment to the Israeli Court. According to the Examiner's assessment, there are a number of impediments that will deter the Represented Group from making use of the right to a free call described above including the low value of the call and its limited utility. According to the Examiner, the appropriate solution would have been to compensate the specific affected customers for the damage caused. However, since the Examiner recognizes that, pursuant to Xfone 018's claims, the foregoing solution is impractical, the Examiner proposes to consider revising the manner in which the alleged damage, which he estimates at NIS 98,000 (approximately $25,051), will be paid for by Xfone 018. Xfone 018 has the right to submit its response to the Examiner's assessment by November 17, 2012.

On May 14, 2010, we entered into an agreement (including any amendment and supplement thereto, the “Agreement”) with Marathon Telecom Ltd. for the sale of our majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, we are fully and exclusively liable for any and all amounts, payments or expenses incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Agreement provides that we shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, we shall bear only the cost of such services). Section 10 of the Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with us and with mutual assistance. It is agreed between us and Xfone 018 that subject to and upon the approval of the Settlement Agreement by the Israeli Court, we shall bear and/or pay: (i) the costs of the free call described above; (ii) the Reward; (iii) the Attorneys Fee; and (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $19,172).

In the event the Settlement Agreement is not amended by mutual agreement and approved by the Israeli Court, Xfone 018 intends to vigorously defend the Class Action Request.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.1.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 25, 2012 (73)
3.6	Bylaws of Xfone USA, Inc. (7)
3.13	Reamended and Restated Bylaws of NTS, Inc. dated November 5, 2012. (78)
4.	Specimen Stock Certificate and Specimen Warrant Certificate. (75)
4.1-4.8	Forms related to the Rights Offering of 2011.
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. (Free translation from Hebrew) (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
10.132	Employment Agreement between NTS Communications, Inc. and Niv Krikov dated July 1, 2009. (59)
10.133	Agreement dated November 20, 2009 between Xfone, Inc., David Sela and Blokshtil Ltd. (English translation). (60)
10.134	Loan Agreement dated as of December 10, 2009, between Swiftnet Limited, Iddo Keinan, Xfone, Inc., Auracall Limited, Equitalk.co.uk Limited and Story Telecom Limited. (61)
10.135	General Release and Settlement Agreement dated December 28, 2009 between Xfone, Inc., and the selling shareholders of NTS Communications, Inc. (62)
10.136	Agreement dated January 29, 2010 by and between Xfone, Inc., Abraham Keinan, and AMIT K Limited. (63)
10.137	Agreement dated January 29, 2010 by and between Xfone, Inc. and Abraham Keinan. (63)
10.138	Agreement dated January 29, 2010 by and between Abraham Keinan, Guy Nissenson and Campbeltown Business Ltd. (63)
10.139	Securities Purchase Agreement dated effective as of March 23, 2010. (64)
10.140	Form of Subscription Agreement dated as of March 23, 2010. (64)

10.141	Contract dated May 14, 2010 by and between Xfone, Inc., Newcall Ltd., Margo Pharma, Ltd., and Marathon Telecom Ltd. (English translation) (65)
10.142	Employment Agreement entered into on June 30, 2010 between Xfone, Inc. and Guy Nissenson (Free translation from Hebrew) (66)
10.143	First Amendment to Consulting Agreement dated June 30, 2010 between Xfone, Inc. and Guy Nissenson (66)
10.144	Severance Agreement entered into on September 20, 2010 between Xfone, Inc. and Guy Nissenson. (67)
10.145	Third Amendment to Financial Services and Business Development Consulting Agreement dated December 27, 2010, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (69)
10.146	First Amendment to Senior Promissory Note, dated as of May 2, 2011. (71)
10.147	Term Loan, Guarantee and Security Agreement dated October 6, 2011. (72)
10.148	Employment and Severance Agreement dated March 6, 2012 between NTS, Inc., NTS Communications, Inc. and Guy Nissenson. (74)
10.149	Amendment No. 1 to Term Loan, Guarantee and Security Agreement dated June 22, 2012. (76)
10.150	Amendment No. 2 to the Term Loan, Guarantee and Security Agreement dated August 9, 2012. (77)
10.151	Letter Agreement between NTS, Inc., the Concerned NTS Shareholders and Jeffrey E. Eberwein, dated November 5, 2012. (78)
16.2	Letter dated June 1, 2009 from Stark Winter Schenkein & Co., LLP to the Securities and Exchange Commission. (58)
21.2	List of Subsidiaries (amended as of March 2012). (75)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
32.1	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
32.2	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
101
The following materials from NTS, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.*

*Denotes exhibits filed herewith.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.

(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.

(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2010 with Xfone, Inc.‘s Form 10-K.
(58)	Denotes previously filed exhibit: filed on June 3, 2009 with Xfone, Inc.‘s Form 8-K/A.
(59)	Denotes previously filed exhibit: filed on July 1, 2009 with Xfone, Inc.‘s Form 8-K.
(60)	Denotes previously filed exhibit: filed on November 30, 2009 with Xfone, Inc.‘s Form 8-K.
(61)	Denotes previously filed exhibit: filed on December 11, 2009 with Xfone, Inc.‘s Form 8-K.
(62)	Denotes previously filed exhibit: filed on December 29, 2009 with Xfone, Inc.‘s Form 8-K.
(63)	Denotes previously filed exhibits: filed on January 29, 2010 with Xfone, Inc.‘s Form 8-K.
(64)	Denotes previously filed exhibits: filed on March 23, 2010 with Xfone, Inc.‘s Form 8-K.
(65)	Denotes previously filed exhibits: filed on June 1, 2010 with Xfone, Inc.’s Form 8-K.
(66)	Denotes previously filed exhibits: filed on June 30, 2010 with Xfone, Inc.’s Form 8-K.
(67)	Denotes previously filed exhibits: filed on September 20, 2010 with Xfone, Inc.’s Form 8-K.
(69)	Denotes previously filed exhibit: filed on December 27, 2010 with Xfone, Inc.’s Form 8-K.
(71)	Denotes previously filed exhibit: filed on May 2, 2011 with Xfone, Inc.’s Form 8-K.
(72)	Denotes previously filed exhibit: filed on October 6, 2011 with Xfone, Inc.’s Form 8-K.
(73)	Denotes previously filed exhibit: filed on February 1, 2012 with Xfone, Inc.’s Form 8-K.
(74)	Denotes previously filed exhibit: filed on March 6, 2012 with NTS, Inc.’s Form 8-K.
(75)	Denotes previously filed exhibits: filed on March 30, 2012 with NTS, Inc.’s Form 10-K.
(76)	Denotes previously filed exhibit: filed on June 25, 2012 with NTS, Inc.’s Form 8-K.
(77)	Denotes previously filed exhibit: filed on August 13, 2012 with NTS, Inc.’s Form 8-K.
(78)	Denotes previously filed exhibits: filed on November 5, 2012 with NTS, Inc.’s Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS, INC.

Date: November 14, 2012	By:	/s/ Guy Nissenson
Guy Nissenson
President, Chief Executive Officer and Chairman of the Board
(principal executive officer)

Date: November 14, 2012	By:	/s/ Niv Krikov
Niv Krikov
Principal Accounting Officer, Treasurer, Chief Financial Officer and Director (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit Number	Description
2.	Agreement and plan of reorganization dated September 20, 2000, between the Company and Swiftnet Limited. (1)
3.1	Articles of Incorporation of the Company.(1)
3.1.1	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007. (56)
3.1.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 25, 2012 (73)
3.6	Bylaws of Xfone USA, Inc. (7)
3.13	Reamended and Restated Bylaws of NTS, Inc. dated November 5, 2012. (78)
4.	Specimen Stock Certificate and Specimen Warrant Certificate. (75)
4.1-4.8	Forms related to the Rights Offering of 2011.
10.1	Agreement dated May 11, 2000, between Swiftnet Limited and Guy Nissenson.(1)
10.2	Employment Agreement dated January 1, 2000 with Bosmat Houston. (1)
10.3	Loan Agreement dated August 5, 2000, with Swiftnet Limited, Guy Nissenson, and Nissim Levy.(1)
10.4	Promissory Note dated September 29, 2000, between the Company and Abraham Keinan.(1)
10.5	Stock Purchase Agreement dated June 19, 2000, between Swiftnet Limited, Abraham Keinan, and Campbeltown Business Ltd. (1)
10.6	Consulting Agreement dated May 11, 2000 between Swiftnet Limited and Campbeltown Business Ltd.(1)
10.7	Agreement dated July 30, 2001, with Campbeltown Business Ltd.(1)
10.8	Contract dated June 20, 1998, with WorldCom International Ltd.(1)
10.9	Contract dated April 11, 2000, with VoiceNet Inc.(1)
10.10	Contract dated April 25, 2000, with InTouchUK.com Ltd.(1)
10.11	Letter of Understanding dated July 30, 2001, from Campbeltown Business Ltd. to the Company.(2)
10.12	Agreement dated April 6, 2000, between Adar International, Inc./Mr. Sidney J. Golub and Swiftnet Limited. (2)
10.13	Lease Agreement dated December 4, 1991, between Elmtree Investments Ltd. and Swiftnet Limited.(2)
10.14	Lease Agreement dated October 8, 2001, between Postwick Property Holdings Limited and Swiftnet Limited. (2)
10.15	Agreement dated September 30, 2002, between the Company, Swiftnet Limited., and Nir Davison.(5)
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

10.130	Market Making Agreement dated December 24, 2008, by and between Xfone, Inc. and Harel Finance Trade & Securities Ltd. (Free translation from Hebrew) (54)
10.131	Second Amendment to Financial Services and Business Development Consulting Agreement dated January 15, 2009, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (55)
10.132	Employment Agreement between NTS Communications, Inc. and Niv Krikov dated July 1, 2009. (59)
10.133	Agreement dated November 20, 2009 between Xfone, Inc., David Sela and Blokshtil Ltd. (English translation). (60)
10.134	Loan Agreement dated as of December 10, 2009, between Swiftnet Limited, Iddo Keinan, Xfone, Inc., Auracall Limited, Equitalk.co.uk Limited and Story Telecom Limited. (61)
10.135	General Release and Settlement Agreement dated December 28, 2009 between Xfone, Inc., and the selling shareholders of NTS Communications, Inc. (62)
10.136	Agreement dated January 29, 2010 by and between Xfone, Inc., Abraham Keinan, and AMIT K Limited. (63)
10.137	Agreement dated January 29, 2010 by and between Xfone, Inc. and Abraham Keinan. (63)
10.138	Agreement dated January 29, 2010 by and between Abraham Keinan, Guy Nissenson and Campbeltown Business Ltd. (63)
10.139	Securities Purchase Agreement dated effective as of March 23, 2010. (64)
10.140	Form of Subscription Agreement dated as of March 23, 2010. (64)

10.141	Contract dated May 14, 2010 by and between Xfone, Inc., Newcall Ltd., Margo Pharma, Ltd., and Marathon Telecom Ltd. (English translation) (65)
10.142	Employment Agreement entered into on June 30, 2010 between Xfone, Inc. and Guy Nissenson (Free translation from Hebrew) (66)
10.143	First Amendment to Consulting Agreement dated June 30, 2010 between Xfone, Inc. and Guy Nissenson (66)
10.144	Severance Agreement entered into on September 20, 2010 between Xfone, Inc. and Guy Nissenson. (67)
10.145	Third Amendment to Financial Services and Business Development Consulting Agreement dated December 27, 2010, by and between Xfone, Inc. and Dionysos Investments (1999) Ltd. (69)
10.146	First Amendment to Senior Promissory Note, dated as of May 2, 2011. (71)
10.147	Term Loan, Guarantee and Security Agreement dated October 6, 2011. (72)
10.148	Employment and Severance Agreement dated March 6, 2012 between NTS, Inc., NTS Communications, Inc. and Guy Nissenson. (74)
10.149	Amendment No. 1 to Term Loan, Guarantee and Security Agreement dated June 22, 2012. (76)
10.150	Amendment No. 2 to the Term Loan, Guarantee and Security Agreement dated August 9, 2012. (77)
10.151	Letter Agreement between NTS, Inc., the Concerned NTS Shareholders and Jeffrey E. Eberwein, dated November 5, 2012. (78)
16.2	Letter dated June 1, 2009 from Stark Winter Schenkein & Co., LLP to the Securities and Exchange Commission. (58)
21.2	List of Subsidiaries (amended as of March 2012). (75)
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*
32.1	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
32.2	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*
101
The following materials from NTS, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.*

*Denotes exhibits filed herewith.

(1)	Denotes previously filed exhibits: filed on August 10, 2001 with Xfone, Inc.’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibits: filed on October 16, 2001 with Xfone, Inc.’s SB-2/Amendment 1 Registration Statement.
(5)	Denotes previously filed exhibit: filed on March 3, 2003 with Xfone, Inc.’s SB-2/Post Effective Amendment 2 Registration Statement.
(6)	Denotes previously filed exhibit: filed on April 15, 2004 with Xfone’s, Inc. SB-2 Amendment 1 Registration Statement.
(7)	Denotes previously filed exhibit: filed on June 1, 2004 with Xfone, Inc.’s Form 8-K.
(8)	Denotes previously filed exhibit: filed on June 7, 2004 with Xfone, Inc.’s SB-2/Amendment 2 Registration Statement.
(9)	Denotes previously filed exhibit: filed on August 11, 2004 with Xfone’s, Inc. SB-2 Amendment 3 Registration Statement.
(10)	Denotes previously filed exhibit: filed on September 13, 2004 with Xfone’s, Inc. SB-2 Amendment 4 Registration Statement.

(11)	Denotes previously filed exhibits: filed on October 4, 2004 with Xfone, Inc.’s Form 8-K
(12)	Denotes previously filed exhibits: filed on November 29, 2004 with Xfone, Inc.’s Form 8-K.
(13)	Denotes previously filed exhibits; filed on March 31, 2005 with Xfone, Inc.’s Form 10-KSB.
(14)	Denotes previously filed exhibit: filed on August 22, 2005 with Xfone, Inc.’s Form 8-K.
(15)	Denotes previously filed exhibit: filed on August 31, 2005 with Xfone, Inc.’s Form 8-K.
(16)	Denotes previously filed exhibits: filed on October 3, 2005 with Xfone, Inc.’s Form 8-K.
(17)	Denotes previously filed exhibits: filed on October 11, 2005 with Xfone, Inc.’s Form 8-K/A #1.
(18)	Denotes previously filed exhibits: filed on November 29, 2005 with Xfone, Inc.’s Form 8-K.
(19)	Denotes previously filed exhibit: filed on January 23, 2006 with Xfone, Inc.’s Form 8-K/A #3.
(21)	Denotes previously filed exhibit: filed on January 31, 2006 with Xfone, Inc.’s Form 8-K.
(23)	Denotes previously filed exhibit: filed on May 16, 2006 with Xfone, Inc.’s Form 8-K.
(24)	Denotes previously filed exhibit: filed on May 30, 2006 with Xfone, Inc.’s Form 8-K.
(25)	Denotes previously filed exhibits: filed on June 20, 2006 with Xfone, Inc.’s Form 8-K.
(27)	Denotes previously filed exhibits: filed on July 31, 2006 with Xfone, Inc.’s Form 8-K.
(28)	Denotes previously filed exhibits: filed on November 14, 2006 with Xfone, Inc.’s Form 10-QSB.
(29)	Denotes previously filed exhibit: filed on November 22, 2006 with Xfone, Inc.’s Form 8-K.
(31)	Denotes previously filed exhibit: filed on December 28, 2006 with Xfone, Inc.’s Form 8-K.
(33)	Denotes previously filed exhibits: filed on February 8, 2007 with Xfone, Inc.’s Form 8-K.
(34)	Denotes previously filed exhibits; filed on March 30, 2007 with Xfone, Inc.’s Form 10-KSB.
(35)	Denotes previously filed exhibits: filed on May 31, 2007 with Xfone, Inc.’s Form 8-K.
(36)	Denotes previously filed exhibits: filed on August 15, 2007 with Xfone, Inc.’s Form 8-K.
(37)	Denotes previously filed exhibits: filed on August 22, 2007 with Xfone, Inc.’s Form 8-K.
(38)	Denotes previously filed exhibit: filed on August 27, 2007 with Xfone, Inc.’s Form 8-K.
(39)	Denotes previously filed exhibit: filed on October 23, 2007 with Xfone, Inc.’s Form 8-K.
(41)	Denotes previously filed exhibit: filed on November 5, 2007 with Xfone, Inc.’s Form 8-K.
(42)	Denotes previously filed exhibits: filed on December 14, 2007 with Xfone, Inc.’s Form 8-K.
(43)	Denotes previously filed exhibit: filed on February 14, 2008 with Xfone, Inc.’s Form 8-K.
(44)	Denotes previously filed exhibits: filed on February 26, 2008 with Xfone, Inc.’s Form 8-K.
(45)	Denotes previously filed exhibits: filed on March 6, 2008 with Xfone, Inc.’s Form 8-K.
(46)	Denotes previously filed exhibit: filed on March 17, 2008 with Xfone, Inc.’s Form 8-K.
(47)	Denotes previously filed exhibits: filed on March 25 with Xfone, Inc.’s Form 8-K.
(48)	Denotes previously filed exhibit: filed on May 1, 2008 with Xfone, Inc.‘s Form 8-K.
(49)	Denotes previously filed exhibit: filed on July 1, 2008 with Xfone, Inc.‘s Form 8-K.

(51)	Denotes previously filed exhibit: filed on October 28, 2008 with Xfone, Inc.‘s Form 8-K.
(52)	Denotes previously filed exhibit: filed on November 4, 2008 with Xfone, Inc.‘s Form 8-K.
(54)	Denotes previously filed exhibit: filed on December 24, 2008 with Xfone, Inc.‘s Form 8-K.
(55)	Denotes previously filed exhibit: filed on January 16, 2009 with Xfone, Inc.‘s Form 8-K.
(56)	Denotes previously filed exhibit: filed on April 1, 2010 with Xfone, Inc.‘s Form 10-K.
(58)	Denotes previously filed exhibit: filed on June 3, 2009 with Xfone, Inc.‘s Form 8-K/A.
(59)	Denotes previously filed exhibit: filed on July 1, 2009 with Xfone, Inc.‘s Form 8-K.
(60)	Denotes previously filed exhibit: filed on November 30, 2009 with Xfone, Inc.‘s Form 8-K.
(61)	Denotes previously filed exhibit: filed on December 11, 2009 with Xfone, Inc.‘s Form 8-K.
(62)	Denotes previously filed exhibit: filed on December 29, 2009 with Xfone, Inc.‘s Form 8-K.
(63)	Denotes previously filed exhibits: filed on January 29, 2010 with Xfone, Inc.‘s Form 8-K.
(64)	Denotes previously filed exhibits: filed on March 23, 2010 with Xfone, Inc.‘s Form 8-K.
(65)	Denotes previously filed exhibits: filed on June 1, 2010 with Xfone, Inc.’s Form 8-K.
(66)	Denotes previously filed exhibits: filed on June 30, 2010 with Xfone, Inc.’s Form 8-K.
(67)	Denotes previously filed exhibits: filed on September 20, 2010 with Xfone, Inc.’s Form 8-K.
(69)	Denotes previously filed exhibit: filed on December 27, 2010 with Xfone, Inc.’s Form 8-K.
(71)	Denotes previously filed exhibit: filed on May 2, 2011 with Xfone, Inc.’s Form 8-K.
(72)	Denotes previously filed exhibit: filed on October 6, 2011 with Xfone, Inc.’s Form 8-K.
(73)	Denotes previously filed exhibit: filed on February 1, 2012 with Xfone, Inc.’s Form 8-K.
(74)	Denotes previously filed exhibit: filed on March 6, 2012 with NTS, Inc.’s Form 8-K.
(75)	Denotes previously filed exhibits: filed on March 30, 2012 with NTS, Inc.’s Form 10-K.
(76)	Denotes previously filed exhibit: filed on June 25, 2012 with NTS, Inc.’s Form 8-K.
(77)	Denotes previously filed exhibit: filed on August 13, 2012 with NTS, Inc.’s Form 8-K.
(78)	Denotes previously filed exhibits: filed on November 5, 2012 with NTS, Inc.’s Form 8-K.