Form 10-K
period 2012-12-31
NTS, INC.
filed 2013-03-22
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 001-32521

NTS, Inc. (formerly Xfone, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	11-3618510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5307 W Loop 289 Lubbock, Texas 79414
(Address of principal executive offices) (Zip Code)

806-771-5212
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
Common Stock	NYSE MKT LLC
Common Stock	Tel Aviv Stock Exchange Ltd.

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 29, 2012, the last business day of the second fiscal quarter, was approximately $16,926,305 based on the closing price of $0.71 for the registrant’s common stock as reported on the NYSE MKT LLC. Shares of common stock held by each director, each officer and each person who beneficially owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive and we have relied on information available to us regarding beneficial holder ownership as of the most recent practical date prior to June 29, 2012.

As of March 20, 2013, there were 41,186,596 shares of our common stock outstanding.

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

Several years ago, our Board of Directors made a strategic decision to concentrate our operations in the United States; accordingly, in the summer of 2010 we discontinued and disposed of our operations in the United Kingdom and Israel. We currently have operations in Texas, Mississippi and Louisiana and we also serve customers in Arizona, Colorado, Kansas, New Mexico, and Oklahoma.

Effective as of February 1, 2012, we changed our name from “Xfone, Inc.” to “NTS, Inc.” and as of February 2, 2012 our shares of common stock are traded on the NYSE MKT LLC (f/k/a NYSE Amex LLC) (“NYSE MKT”) and the Tel Aviv Stock Exchange Ltd. (“TASE”) under the new ticker symbol “NTS”. The name change is a reflection of our refined and enhanced business strategy which began with our acquisition of NTS Communications, Inc. in 2008 and our focus on the build out of our high-speed FTTP network.

On March 20, 2013, the closing price of our common stock was $1.02 (NYSE MKT) / NIS 3.64 (TASE).

Our principal executive offices are located at 5307 W. Loop 289, Lubbock, Texas 79414 and our telephone number is (806) 771-5212.

Our offices in Israel are located at 11 Rabbi Akiva Street, Modi'in Illit, 71919 and our telephone number there is + 972 (0)8-622-9582.

For our corporate website please visit www.ntscom.com. Our website is not part of this Annual Report.

Our Organizational Structure

Following the sale of our UK and Israeli operations in 2010, we have two wholly owned subsidiaries in the United States. These subsidiaries, and their consolidated subsidiaries, are shown in the following diagram:

NTS Communications, Inc.

Background

On August 22, 2007, we entered into a Stock Purchase Agreement (the “NTSC Purchase Agreement”) with NTS Communications, Inc., a provider of integrated telecommunications solutions headquartered in Lubbock, Texas, and the owners of approximately 85% of the equity interests in NTSC, to acquire NTSC. Subsequently, all of the remaining shareholders of NTSC executed the NTSC Purchase Agreement, bringing the total percentage of equity interests in NTSC owned by NTSC shareholders that entered into the NTSC Purchase Agreement (the “NTSC Sellers”) to 100%.  On February 14, 2008, we entered into a First Amendment to the NTSC Purchase Agreement to amend the agreement to further extend the expiration date for the closing of our acquisition of NTSC. On February 26, 2008, we entered into a Second Amendment to the NTSC Purchase Agreement which amended, among other things, the definition and elements of Working Capital, as such term is defined in the NTSC Purchase Agreement, and increased the escrow amount. On April 25, 2008, we entered into a Third Amendment to the NTSC Purchase Agreement, pursuant to which we agreed to an extension of time for the calculation and payment of the post closing working capital adjustment under the NTSC Purchase Agreement.

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

About NTSC

NTSC is an integrated telecommunications service provider that owns and operates its own fiber optic and leased facilities-based, long haul and metropolitan telecommunications networks. NTSC provides, including through its subsidiaries, business and residential customers with high quality broadband, managed data, video, local, and long distance services within its service areas. The company also provides long distance, data, and private line services to numerous communications carriers. NTSC is currently authorized to provide interexchange service in Arizona, Colorado, Kansas, Louisiana, New Mexico, Oklahoma, and Texas. NTSC is also authorized to provide local service in Louisiana, New Mexico, and Texas, and video service only in Louisiana and Texas.

Xfone USA, Inc.

Background

On May 28, 2004, we entered into an agreement and Plan of Merger to acquire WS Telecom, Inc., a Mississippi corporation, and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc., through the merger of WS Telecom with and into our then newly formed wholly owned subsidiary Xfone USA, Inc. (“Xfone USA”). The merger was consummated on March 10, 2005.

Between 2006 and 2008, Xfone USA consummated a series of mergers and acquisitions. In January 2006, Xfone USA acquired the assets of Canufly.net, Inc., an internet service provider based in Vicksburg, Mississippi. In March 2006, I-55 Internet Services, Inc., a provider of internet access and related services in Southeastern United States, and I-55 Telecommunications, LLC, a provider of voice, data and related services in Louisiana and Mississippi, merged with and into Xfone USA. In January 2008, Xfone USA acquired the assets of EBI Comm, Inc., a provider of internet services in north Mississippi. In November 2008, Xfone USA acquired the assets and assumed certain liabilities of Cybergate, Inc., a provider of internet services. The transactions with Canufly.net, EBI Comm, and Cybergate were not significant from an accounting perspective.

About Xfone USA

Xfone USA (d/b/a NTS Communications) is an integrated telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system and network. Xfone USA provides residential and business customers with high quality local, long distance and high-speed broadband Internet services. Xfone USA utilizes integrated multi-media offerings - combining digital voice and data services over broadband technologies to deliver services to customers throughout its service areas. Xfone USA is currently licensed to provide telecommunications services in Louisiana and Mississippi.

Recent Acquisitions

CoBridge Telecom, LLC

On April 25, 2011, NTSC entered into an Asset Purchase Agreement with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which CoBridge agreed to sell NTSC all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas according to the terms of that agreement. CoBridge provided cable television service in those communities via coaxial cable facilities. As part of the transaction, NTSC also agreed to assume certain liabilities of CoBridge which are necessary to continue operation of the CoBridge’s assets. The sale and purchase closed on July 1, 2011 but the purchase price was adjusted in November 2011 based on the number of CoBridge’s customers who failed to pay their accounts or cancelled service (offset by customers who converted to NTSC’s service in relevant markets). This adjustment was made final by agreement of the parties in July 2012. The acquisition is not significant from an accounting perspective.

Reach Broadband

On September 16, 2011, NTSC entered into an Asset Purchase Agreement with RB3, LLC, and Arklaoktex, LLC, each doing business as Reach Broadband (“Reach”), pursuant to which Reach agreed to sell NTSC all of Reach’s assets in and around the communities of Abernathy, Anton, Brownfield, Hale Center, Idalou, Levelland, Littlefield, Meadow, New Deal, O’Donnell, Olton, Reese, Ropesville, Shallowater, Smyer, Tahoka, and Wollforth Texas according to the terms of that agreement. Reach provided those communities with cable television service via coaxial cable facilities and Internet service via a wireless network. As part of the transaction, NTSC also agreed to assume certain liabilities of Reach which are necessary to continue operation of Reach’s assets. The sale and purchase closed on December 1, 2011. The acquisition is not significant from an accounting perspective.

Discontinued Operations

The United Kingdom

On January 29, 2010, we entered into an agreement with Abraham Keinan (our former Chairman of the Board of Directors and former significant shareholder) and AMIT K LTD. (a company registered in England & Wales which at that time was wholly owned and controlled by Mr. Keinan) for the sale by us of the entire issued share capital of Swiftnet Ltd., Equitalk.co.uk Ltd., Auracall Ltd. and Story Telecom. The transaction closed on July 29, 2010.

Israel

On August 31, 2010, we completed the disposition of our 69% interest in Xfone 018 Ltd. pursuant to a certain agreement, dated May 14, 2010 (as amendment and supplement), by and between us, Newcall Ltd. (the former 26% minority owner of Xfone 018), Margo Pharma Ltd. (the former 5% minority owner of Xfone 018), and Marathon Telecom Ltd., the buyer of Xfone 018.

Our Principal Services and Their Markets

We provide through our subsidiaries the following telecommunication products / services:

Services provided by NTS Communications and its subsidiaries

Retail Services

●
Local Services: NTSC delivers local telephony service to its customers through an “on-net” UNE-L connection, including voice mail, caller ID, forwarding, 3-way calling, blocking, and PBX services.  In addition, NTSC sells “off-net” total service resale lines. NTSC provides UNE-L services in Lubbock, Abilene, Amarillo, Midland, Odessa, Pampa, Plainview, and Wichita Falls, Texas.  NTSC provides local services via FTTP in Lubbock, Wolfforth, Levelland, Littlefield, Plainview, Burkburnett, Slaton, Iowa Park, Brownfield, Lamesa, Ropesville, Wichita Falls, and Smyer, Texas. NTSC provides resold local services throughout Texas via its resale agreement with AT&T.

●
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

●
Internet Data Services: NTSC provides broadband and dial-up Internet service in all of its Texas markets. Download speeds for broadband range from 500 Kilobits to 100 Megabits per second, depending on the end user’s distance from an NTSC collocation or the type of facilities used to deliver the service. NTSC also offers Web hosting and wide area networking solutions for business applications.

●
Fiber-Based Services (“Fiber to the Premise” or “FTTP”): As an integrated telecom provider, NTSC is capable of providing quality triple play (voice, digital video & data) on one bill at competitive prices to its FTTP customers. NTSC offers a full selection of video services, including basic cable, video on demand, HDTV and DVR. NTSC is a member of the National Cable Television Cooperative and as such obtains favorable programming rates from most major networks. NTSC provides FTTP service in Lubbock, Levelland, Littlefield, Brownfield, Burkburnett, Ropesville, Slaton, Smyer, Whitharral, Wichita Falls, Burkburnett, Iowa Park, Plainview, Lamesa, and Wolfforth, Texas.

●
Cable Television (“CATV”): In addition to providing video service via its FTTP network, NTSC offers CATV via a coaxial cable network in Anton, Brownfield, Colorado City, Hale Center, Idalou, Levelland, Littlefield, Meadow, Morton, New Deal, O’Donnell, Olton, Ropesville, Shallowater, Slaton, Smyer, Tahoka, and Wolfforth Texas. NTSC offers a wide selection of video services via its CATV offering basic cable, over 250 channels including premium sports and movie channels, and Pay Per View.

●
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

●
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

●
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

Internet Based Customer Service

●	Our Internet based customer service (found at www.ntscom.com) includes full details on all our retail products and services.

NTS Communications owns and operates its own facilities-based telecommunications switching system.

FTTP Network Extensions / Stimulus Fundings

Levelland/Smyer, Texas

NTSC, through its wholly owned subsidiary, NTS Telephone Company, LLC (d/b/a NTS of Levelland), has extended its FTTP network to the nearby communities of Levelland (located approximately 30 miles west of Lubbock) and Smyer (approximately 15 miles west of Lubbock). These communities have added approximately 6,000 FTTP passings to the NTSC FTTP footprint bringing total FTTP passings to approximately 21,000. An “FTTP passing” represents the number of premises capable of being served by the Company’s deployed fiber optic distribution plant, with or without the addition of a fiber optic drop cable from the closest network access point to the premises. NTS Telephone Company received from the Rural Utilities Service (“RUS”), a division of the U.S. Department of Agriculture an $11.5 million debt facility to complete this buildout. The RUS loan is non-recourse to NTSC and all other NTSC subsidiaries and interest is charged at the average rate of U.S. government obligations. NTSC’s initial capital investment in the project was a $2.5 million equity contribution. NTSC provides voice, data, and video services for NTS Telephone Company and also provides billing, sales and marketing, back and front offices services to this subsidiary. NTSC receives a management fee from NTS Telephone Company equal to 15% of its revenues. NTSC began marketing its triple-play service in limited areas of Levelland in 2009 and construction was completed on April 8, 2010. NTSC will continue to work diligently to secure sales and complete installations in pursuit of its take rate goals.

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
This funding is a significant milestone in our strategy to grow the FTTP business. The grants and loans created an opportunity for us to expand the rollout of our state-of-the-art FTTP infrastructure to bring broadband services to the Texas south plains, to the communities of Burkburnett and Iowa Park, Texas, and to St. Helena, Washington, and Tangipahoa Parishes in Southern Louisiana. Additionally, it is anticipated that these projects will help stimulate the economic growth of these communities by creating hundreds of new jobs associated with the network build out.

When completed, the PRIDE Network is expected to add 30,000 FTTP passings to the NTSC network bringing Company-wide FTTP passings to over 50,000. To date, we have completed our FTTP network in Lamesa, Littlefield, Plainview, Burkburnett, Iowa Park, Brownfield, Slaton, and Whitharral, Texas, and started to record minimal revenues from these markets which will increase during 2013.

The fundings are contingent upon PRIDE Network meeting the terms of the loans, grants or loans/grants agreement.

Services provided by Xfone USA

●
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

●
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

●
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

●
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

●
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

Our Distribution and Marketing Methods

We use the following distribution methods to market our services:

●
We use full time, Account Executives “AE’s” to sell to Small, Mid-Market & Enterprise business customers in our fiber & legacy Competitive Local Exchange Company (“CLEC”) markets. Additionally, a subset of AE’s working within our PRIDE FTTU markets focus on selling directly to consumers. All AE’s carry quota which vary based on their responsibilities, titles and type of market assigned to them. AE’s receive a base salary paid bi-monthly in addition to any commissions that may have been earned under the specific compensation plan that an AE falls under;

●
We actively pursue opportunities with other carriers; Incumbent Local Exchange Companies (“ILEC’s”), CLEC’s, Internet Service Providers (“ISP’s”), Multiple System Operators (“MSO’s”) and agents who purchase wholesale Origination & Termination, Point to Point Circuits, Carrier Metro Ethernet, Long Haul, Dedicated Internet Access, Dark Fiber, Interconnect CPE & Internetworking equipment such as routers & switches  directly from us and then resell these wholesale services and products at a mark-up to end-users under their own brand. This is strictly a “white labeled” offering and these entities generate their own invoices from Call Detail Records (“CDR’s”) that we provide them. We call this division “National Accounts” and also refer to it as “Carrier Wholesale”. Our Carrier Sales Manager is a specialist and has over 20 years of experience;

●
We utilize traditional agents & Value Added Resellers (“VAR’s”)  that sell our services directly to end-users at our established prices; these agents receive an ongoing residual commission of approximately 5%-12% of the total Monthly Recurring Charges (“MRC’s”) based on their individual contracts on collected revenues less any bad debt;

●
We have used and in the future may engage third party direct sales organizations (telesales and door-to-door) to register new customers when internal human capital is not available or when we want to target a specific service area aggressively for a period of time for the purpose of increasing market share or a sales blitz around a new product offering;

●	We have retail and wholesale sales offices; employees at these sales offices receive annual salaries and commissions;
●
We deploy direct marketing resources including but not limited to: internet/social networking, advertising through newspaper, radio, television, outdoor boards, digital signage, direct mail campaigns, door hangers, community events and sponsorships, chambers affinity groups and alumni associations;

●	We attend telecommunications trade shows to network and to promote our products and services; and
●	We utilize the internet as an additional distribution channel for our services.

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

Divisions

We operate the following divisions:

●	Customer Service Division - We maintain a live customer service center that operates 24 hours a day, 7 days a week.
●
Operations Division - Our Operations Division provides the following operational functions to our business: (a) 24 hour/7 day a week technical support; (b) inter-company network; (c) hardware and software installations; and (d) operating switch and other platforms.

●	Administration Division - Our Administration Division provides the billing, collection, credit control, and customer support aspects of our business.
●	Marketing Division - Our Marketing Division is responsible for our marketing and selling campaigns that target potential and existing retail customers.

Geographic Markets

Our primary geographic markets are Texas, Mississippi and Louisiana, United States. However, we also serve customers in Arizona, Colorado, Kansas, New Mexico, and Oklahoma.

Competitive Business Conditions

NTSC operates in a highly competitive environment which is generally characterized by the dominance of the Incumbent Local Exchange Carrier (“ILEC”).  With respect to its primary Texas markets, the dominant ILEC is either AT&T (formerly Southwestern Bell Telephone Company) or Windstream Communications.  NTSC also competes with the Incumbent Cable TV Provider (“ICTVP”) in markets where that carrier provides voice, data and/or video services.  In its core Texas markets, the ICTVP is SuddenLink Communications, Time Warner Communications, or other smaller operators.  Within these same core markets, NTSC also competes with a variety of widely dispersed smaller Competitive Local Exchange Carriers (“CLEC”).  With respect to its data and long distance products, the company competes with various national and regional players including AT&T, Verizon, Suddenlink, Qwest, Level 3 and others.

Xfone USA also operates in highly competitive markets in Mississippi and Louisiana. In these markets Xfone USA competes against the dominant ILEC, AT&T (formerly BellSouth Telecommunications), as well as many smaller CLECs.

Principal Suppliers

In fiscal year 2012, our principal supplier of telephone routing and switching services constituted 56% of our costs of revenues.

We are dependent on several of our suppliers, including those that provide significant hardware and software products and support. However, these suppliers are required to provide us with services in accordance with the relevant regulations and their licenses to operate as a telecommunications provider in the relevant jurisdictions.

Major Customers

We have four major types of customers:

●	Residential - We serve residential customers with various services including voice, broadband and narrow band internet access and cable television services.
●	Commercial - We serve small, medium and large businesses with multiple variations of our voice, broadband, video, private line, and information technology solutions.
●	Governmental agencies - We provide various governmental entities with a broad range of services, including voice, video, internet, managed data, and private line services.
●
Wholesale - We provide other carriers with various switched and non-switched voice and data services on a wholesale basis.  We also provide long haul transport, metro access, and switched termination services to a variety of communications companies throughout the United States.

We are not dependent upon any major customer. However, our revenues are dependent upon certain factors, including: price competition; access provided to our services by other telecom companies and the prices for that access; demand for our services; economic conditions in our markets; and our ability to market our services.

Patents and Trademarks

The Mark, “NTS Communications” related to the provision of telephone telecommunications services in the United States, was registered by the USPTO on September 4, 1984, and has been renewed through the year 2014.

The Mark, “NTS Communications (with design)” related to the provision of telephone communications services in the United States, was registered by the USPTO on October 12, 1993, and has been renewed through October 2013.

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

On February 14, 2008, NTSI and NTSC received domestic and international Section 214 authorization from the United States Federal Communications Commission (“FCC”) to transfer control of NTSC to NTSI.

NTSC has certain domestic and international Section 214 authority, which authorizes NTSC to provide long distance service in the United States.

NTSC is a registered re-seller of long-distance services in the states of Arizona, Colorado, Kansas, New Mexico, Oklahoma and Texas.  NTSC is also registered to provide local services in Louisiana, New Mexico and Texas.  Further, in Texas, NTSC has the authority to provide local telecommunications services throughout the state of Texas, and has authorization to provide video services in designated areas within Lubbock, Anton, Brownfield, Burkburnett, Colorado City, Hale Center, Idalou, Levelland, Littlefield, Meadow, Morton, New Deal, O’Donnell, Olton, Ropesville, Shallowater, Slaton, Smyer, Tahoka, Whitharral, Wichita Falls, Wilson, and Wolfforth. In addition, NTSC has entered into 9-1-1 Emergency Service Agreements with the applicable 9-1-1 entities in the markets it serves.

NTSC also has authority to provide video services in certain communities in the following Parishes in the state of Louisiana: Livingston, St. Helena, St. Tammany, Tangipahoa, and Washington.

On May 19, 2008 a petition was filed with the FCC (In the Matter of NTS Communications, Inc., Petition for Extension of Waiver of Section 76.1204(a)(1) of the Commission’s Rules, CS Docket No. 97-80). This Petition seeks a two-year extension of the relief previously granted from Commission Rules banning the use of integrated set-top boxes by cable service providers.  The original waiver, granted on July 23, 2007, expired on July 1, 2008. The May 19, 2008 petition is currently pending.

Xfone USA is currently licensed as a CLEC and an Inter-exchange Carrier to provide local telephone and long distance services in the states of Louisiana and Mississippi. Internet and data services provided by Xfone USA are not regulated services.

Governmental Regulations

We are subject to regulatory oversight by the FCC for particular interstate matters and state public utility commissions (“PUCs”) for certain intrastate matters. We are also subject to various federal and state statutes that direct such regulations. We monitor proceedings at the FCC and PUCs as well as federal and state legislation that impact our business.

Communications services providers are regulated differently depending primarily upon the network technology used to deliver the service.

From time to time federal and state legislation is introduced dealing with various matters that could affect our business. It is difficult to predict what kind of legislation, if any, may be introduced and ultimately become law.

In 2011, the FCC released its Order Reforming USF and Intercarrier Compensation, which limits NTSC and Xfone USA’s future access to reimbursement from various Universal Service Funds (“USF”). At this time, in our opinion, it does not appear that the Order will have a material impact on NTSC or Xfone USA’s operations.

The FCC’s reform of intercarrier compensation continues progress toward implementation of a uniform national bill-and-keep framework for all telecommunications exchange traffic. These reforms continue to be subject to court challenges and further rulemaking. The final impact of these Orders remains unclear and we will continue to monitor developments carefully.

In areas where it has not deployed its own last mile facilities, NTSC and Xfone USA continue to rely on AT&T for access to high cap interoffice and last mile copper loop facilities.  AT&T’s obligation to provide these facilities is created by the Federal Telecommunications Act of 1996 and corresponding regulations of the FCC and memorialized in interconnection agreements between NTSC and Xfone USA and ILECs.  Should laws or regulations be changed to limit and or eliminate competitive access to these essential facilities, our business could be adversely affected.

Employees

We currently have 229 employees in the United States and 2 employees in Israel.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Principal Executive Offices

Our principal executive offices are located at 5307 W. Loop 289, Lubbock, Texas 79414, USA.

Material Properties in the U.S.

Real Property Owned by NTS Communications and subsidiaries

NTS Communications and its subsidiaries own the following properties subject to liens on certain properties securing indebtedness owed to certain of our creditors:

●
Our video headend and operations center is located at 8902 Alcove Avenue, Wolfforth, Texas 79382.  This is a single story 3,500 sq. ft. building built in 2004. The building is used for equipment storage warehouse, office space, and the video and data headend.  A satellite farm is located adjacent to the building. The building sits on two fenced acres within a ten acre lot.

●
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

●	We own a 7,700 sq. ft. single story building at 601 College Avenue, Levelland, Texas, 79336. The building houses our operations in Levelland.
●	We own a 3,000 sq. ft. single story building at 510 West 7th, Littlefield, Texas, 79339. The building houses our operations in Littlefield.
●	We own a 3,087 sq. ft. building at 312 E. 3rd, Burkburnett, Texas 76354. The building houses our operations in Burkburnett.
●	We own a 416 sq. ft. building at 770 W. 1-20 North 208, Colorado City, Texas 79512. The building houses NTSC’s equipment in Colorado City.
●	We own a 1,463 sq. ft. building at 704 W. Highway St, Iowa Park, Texas 76367. The building houses PRIDE Network’s operations in Iowa Park.
●	We own a 3,750 sq. ft. building at 321 W. Broadway, Brownfield, Texas 79316. The building houses PRIDE Network’s operations in Brownfield.
●
We also own properties in a number of communities that house offices and cable head end equipment for our traditional cable television network in a number of communities: Abernathy, Brownfield, Hale Center, Idalou, Lamesa, Midland, O’Donnell, Plainview, and Tahoka, Texas, and Hammond, Louisiana.

Real Property Leased through NTS Communications and subsidiaries

NTS Communications and its subsidiaries lease the following properties:

●
Our corporate offices, Network Control Center, Customer Care, and Internet help desk are located at 5307 W. Loop 289, Lubbock, TX, measuring 45,072 sq. ft. on three floors with annual triple net base rent of $518,328.  The lease expires on July 31, 2013 and contains three options for five year renewal terms. We believe the building has sufficient space for our operations.

●
Point of Presence (“POP”) site and fiber node located at 201 E Main, Ste. 104, El Paso Texas, measuring 950 sq. ft. (including 850 linear feet of conduit) with annual rent of $54,070. The lease expires on March 31, 2015 and contains no option to renew.

●
POP, switch site and fiber node located at 500 Chestnut, Suite 936, Abilene, TX, measuring 4,763 sq. ft. (including roof space for one GPS antenna) with annual rent of $49,896.  The lease expires on December 31, 2013 and contains two options for three year renewal terms.

●	POP located at 201 Robert S. Kerr, Suite 1070, Oklahoma City, OK, measuring 1,092 sq. ft. with annual rent of $18,564.00. The lease expires on April 30, 2014.
●	Equipment room located at 8212 Ithaca, Room W-12, Lubbock, TX, of approximately 16 sq. ft. of wall space with annual rent of $480. The lease is on a month-to-month term.
●
Local sales and technician offices located at 4214 Kell, Suite 104 Wichita Falls, TX, measuring 2,400 sq. ft. with annual rent of $39,600. The lease expires in August 2014 and has options to renew for one additional 36 month term.

●
POP, switch site, and fiber node located at Petroleum Building, 203 W. 8th Street Suite 102, Amarillo, TX, measuring 4,276 sq. ft. with annual rent of $62,998.  The lease expires on June 30, 2016, and has options to renew for two additional 5 year terms.

●
POP, switch site, and fiber node located at 710 Lamar Street, Suite 10-25, Wichita Falls, TX, measuring approximately 890 sq. ft., 380 feet of conduit, antenna roof space, plus 200 sq. ft. to house a gas generator at 714 Travis, 6th Floor, Wichita Falls. Annual rent for both spaces totals $17,033.40.  The lease expires on April 30, 2015 and has one option for a five year renewal term.

●
POP and switch site located at 4316 Bryan, Dallas, TX, measuring 3,816 sq. ft. with annual base rent of $243,180. The lease expires on October 31, 2015 and has one option for a renewal term of three years.

●	POP and fiber node located at 415 Wall St., Midland, TX, measuring approximately 100 sq. ft. with annual rent of $10,800. The lease expires on October 31, 2016.
●
We also lease property that is used to house the equipment, offices, and facilities necessary for the operation of our traditional cable television network in the following communities: Abernathy, Anton, Brownfield, Colorado City, Hale Center, Idalou, Levelland, Opdyke, Littlefield, Lubbock, Meadow, New Deal, Olton, Ropesville, Shallowater, Slaton, Smyer, Tahoka, and Wolfforth, Texas; and Hammond, Louisiana.

Easements and Private Rights of Way through NTS Communications and subsidiaries

NTS Communications and subsidiaries properties are encumbered by the following easement:

●	Perpetual Construction and Utility Easement from Benny Judah for facility hut at 10508 Topeka, Lubbock, Texas, 79424.

Israeli Office

Our Israeli office is located at 11 Rabbi Akiva Street, Modi'in Illit, Israel, measuring 516 sq. ft. The monthly rent (including municipal rate) is NIS 2,230 (approximately $614). The lease expires on June 3, 2014.

General

We believe our offices are in good condition and are sufficient to conduct our operations.

We do not intend to renovate, improve or develop any properties, other than in the normal course of business. We are not subject to competitive conditions for property. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. We have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

Eliezer Tzur et al. vs. 012 Telecom Ltd. et al.

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), our former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to us (collectively with Xfone 018, the “Defendants”), in the Central District Court, Israel (the “Israeli Court”). The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by customers to the Defendants’ respective technical support centers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,009,108) which reflects the Petitioners’ estimation of damages caused to all customers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the instructions of the Israeli Court was supplemented on May 3, 2011 and amended on July 18, 2011 and on March 21, 2012 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services who called its telephone service center from July 4, 2004 until February 21, 2010, due to a problem with the international calling services, and were charged for such calls. The compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one-time special reward in the amount of NIS 10,000 (approximately $2,679) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $10,715) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court. On April 30, 2012, the Israeli Court appointed a CPA as an examiner to review and assess the Settlement Agreement (the “Examiner”). The Examiner was instructed to advise the Israeli Court whether in his opinion the Settlement Agreement is reasonable. On October 18, 2012 the Examiner submitted his assessment to the Israeli Court. According to the Examiner's assessment, there are a number of impediments that will deter the Represented Group from making use of the right to a free call described above including the low value of the call and its limited utility. According to the Examiner, the appropriate solution would have been to compensate the specific affected customers for the damage caused. However, since the Examiner recognizes that, pursuant to Xfone 018's claims, the foregoing solution is impractical, the Examiner proposes to consider revising the manner in which the alleged damage, which he estimates at NIS 98,000 (approximately $26,252), will be paid for by Xfone 018. Following the Examiner's assessment, Xfone 018 and Mr. Sharvit have agreed to amend the Settlement Agreement, by giving the Israeli Court the discretion to decide whether Xfone 018 shall grant the free call benefit described above or donate a sum of NIS 49,000 (approximately $13,126) to Ezer  Mizion, a non-profit organization (“Ezer Mizion”) (the “Amended Settlement Agreement”). The Amended Settlement Agreement has been submitted to the Israeli Court, which ruled that a notice to the general public concerning the Amended Settlement Agreement shall be published in two daily papers. The said notices have been published and the period for submitting objections to the Amended Settlement Agreement has not expired yet. The Israeli Court is expected to approve the Amended Settlement Agreement and make a final decision regarding the two foregoing alternatives after said period expires.

On May 14, 2010, we entered into an agreement (including any amendment and supplement thereto, the “Agreement”) with Marathon Telecom Ltd. for the sale of our majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, we are fully and exclusively liable for any and all amounts, payments or expenses incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Agreement provides that we shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, we shall bear only the cost of such services). Section 10 of the Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with us and with mutual assistance. It is agreed between us and Xfone 018 that subject to and upon the approval of the Amended Settlement Agreement by the Israeli Court, we shall bear and/or pay: (i) the costs of the free call benefit or donation described above; (ii) the Reward; (iii) the Attorneys Fee; (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $20,091); and (v) any other related costs (such as publication expenses and the Examiner's fees).

In the event the Amended Settlement Agreement is not approved by the Israeli Court, Xfone 018 intends to vigorously defend the Class Action Request.

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

On November 28, 2012 all claims were settled at mediation in which we agreed to pay $150,000 plus attorneys’ fees to the Petitioners. Our insurance company paid all amounts paid in settlement and the suit was dismissed with prejudice on January 3, 2013.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 2, 2012, our common stock began trading on the NYSE MKT and the TASE under the new ticker symbol “NTS” (former ticker symbol: “XFN”).

On March 20, 2013, the closing price of our common stock was $1.02 (NYSE MKT) / NIS 3.64 (TASE).

Below is the market information pertaining to the range of the high and low closing price of our common stock for each quarter in 2012 and 2011. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	Low	High
2012
Fourth Quarter	$0.83	$1.42
Third Quarter	$0.62	$0.93
Second Quarter	$0.45	$0.72
First Quarter	$0.36	$0.68
2011
Fourth Quarter	$0.30	$0.68
Third Quarter	$0.42	$1.27
Second Quarter	$0.99	$1.44
First Quarter	$1.20	$1.84

Holders

On March 20, 2013, there were 254 holders of record of our common stock.

Dividends

We have not declared or paid cash dividends on our common stock in the last several years.  We currently intend to retain future earnings, if any, to operate and expand our business, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors. In addition, under certain of our loan agreements, we are not permitted to declare or pay any dividend or other distribution without the prior written consent of the lender.

Securities Authorized For Issuance under Equity Compensation Plans

Equity Compensation Plan Information
as of December 31, 2012

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan
Compensation plans approved by security holders(1) (2) (3)	11,300,799	$1.56	3,519,296
Compensation plans not approved by security holders	-	-	-
Total	11,300,799	$1.56	3,519,296
________________________

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in NTS, Inc.'s (referred to herein as the “Company”, or “NTSI”, “we”, “our”, “ours” and “us”) revenues and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes under Item 8 herein, and the other financial data appearing elsewhere in this Annual Report.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: negative changes in the credit rating of customers, the risk of significant natural disaster, the inability of the Company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our businesses.

US Dollars are denoted herein by “USD” and New Israeli Shekels are denoted herein by “NIS”.

OVERVIEW

NTSI was incorporated in the State of Nevada, U.S.A. in September 2000 under the name Xfone, Inc. We provide, through our subsidiaries, integrated communications services which include voice, video and data over our Fiber-To-The-Premise (“FTTP”) and other networks. We currently have operations in Texas, Mississippi and Louisiana. Effective as of February 1, 2012, we changed our name to “NTS, Inc.” and as of February 2, 2012 our shares of common stock are traded on the NYSE MKT and the TASE under the new ticker symbol “NTS”. The name change is a reflection of our refined and enhanced business strategy which began with our acquisition of NTSC in 2008 and our focus on the build out of our high-speed, FTTP network.

Purchase of assets and liabilities of CoBridge Telecom, LLC

On April 25, 2011, NTSC entered into an Asset Purchase Agreement with CoBridge Telecom, LLC, (“CoBridge”), to acquire CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas. CoBridge provided cable television service in those communities via coaxial cable facilities and we acquired these assets to accelerate our penetration in these markets. The sale and purchase closed on July 1, 2011 but the purchase price was adjusted in November 2011 based on the number of CoBridge’s customers who failed to pay their accounts or cancelled service (offset by customers who converted to NTSC’s service in relevant markets). This adjustment was made final by agreement of the parties in July 2012.

Purchase of assets and liabilities of Reach Broadband

On September 16, 2011, NTSC entered into an Asset Purchase Agreement with RB3, LLC, and Arklaoktex, LLC, each doing business as Reach Broadband (“Reach”), to acquire Reach’s assets in and around the communities of Abernathy, Anton, Brownfield, Hale Center, Idalou, Levelland, Littlefield, Meadow, New Deal, O’Donnell, Olton, Reese, Ropesville, Shallowater, Smyer, Tahoka, and Wollforth Texas. Reach provided those communities with cable television service via coaxial cable facilities and Internet service via a wireless network and we acquired these assets to accelerate our penetration in these markets. The sale and purchase closed on December 1, 2011.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012

NTS Communications, Inc.

Our Texas based subsidiary, NTSC, is an integrated telecommunications service provider that owns and operates its own fiber optic and leased facilities-based, long haul and metropolitan telecommunications networks. NTSC provides, including through its subsidiaries, business and residential customers with high quality broadband, managed data, video, local, and long distance services within its service areas. NTSC also provides long distance, data, and private line services to numerous communications carriers. NTSC is currently authorized to provide interexchange service in Arizona, Colorado, Kansas, Louisiana, New Mexico, Oklahoma, and Texas. NTSC is also authorized to provide local service in Louisiana, New Mexico and Texas, and video service only in Louisiana and Texas.

NTSC operates in a highly competitive environment which is generally characterized by the dominance of the Incumbent Local Exchange Carrier (“ILEC”). With respect to its primary Texas markets, the dominant ILEC is either AT&T (formerly Southwestern Bell Telephone Company) or Windstream Communications. NTSC also competes with the Incumbent Cable TV Provider (“ICTVP”) in markets where that carrier provides voice, data and/or video services. In its core Texas markets, the ICTVP is SuddenLink Communications, Time Warner Communications, or other smaller operators. Within these same core markets, NTSC also competes with a variety of widely dispersed smaller Competitive Local Exchange Carriers (“CLEC”). With respect to its data and long distance products, the company competes with various national and regional players including AT&T, Verizon, Suddenlink Qwest, Level 3 and others.

Levelland/Smyer, Texas

Our wholly owned subsidiary, NTS Telephone Company, LLC (d/b/a NTS of Levelland), has extended its FTTP network to the nearby communities of Levelland (located approximately 30 miles west of Lubbock) and Smyer (approximately 15 miles west of Lubbock). These communities have added approximately 6,000 FTTP passings to the NTSC FTTP footprint bringing total FTTP passings to approximately 21,000. An “FTTP passing” represents the number of premises capable of being served by the Company’s deployed fiber optic distribution plant, with or without the addition of a fiber optic drop cable from the closest network access point to the premises. NTS Telephone Company received from the Rural Utilities Service (“RUS”) a long-term financing of $11.5 million to complete this build-out. The RUS loan is non-recourse to NTSC and all other NTSC subsidiaries and interest is charged at the average rate of U.S. government obligations. NTSC began marketing its triple-play service to limited areas of Levelland in 2009 and construction was completed on April 8, 2010.

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

This funding is a significant milestone in our strategy to grow the FTTP business. The grants and loans created an opportunity for us to expand the rollout of our state-of-the-art FTTP infrastructure to bring broadband services to the Texas south plains, to the communities of Burkburnett and Iowa Park, Texas, and to St. Helena, Washington, and Tangipahoa Parishes in Southern Louisiana. Additionally, it is anticipated that these projects will help stimulate the economic growth of these communities by creating hundreds of new jobs associated with the network build out.

When completed, the PRIDE Network is expected to add 30,000 FTTP passings to the NTSC network bringing company-wide FTTP passings to over 50,000. To date, we have completed our FTTP network in Lamesa, Littlefield, Plainview, Burkburnett, Iowa Park, Brownfield, Slaton, and Whitharral, Texas, and started to record minimal revenues from these markets which will increase during 2013.

The fundings are contingent upon PRIDE Network meeting the terms of the loans, grants or loans/grants agreement.

Xfone USA, Inc.

Our Mississippi based subsidiary, Xfone USA, Inc. (d/b/a/ NTS Communications), is an integrated telecommunications service provider that owns and operates its own facilities-based, telecommunications switching system and network. Xfone USA provides residential and business customers with high quality local, long distance and high-speed broadband Internet services. Xfone USA utilizes integrated multi-media offerings - combining digital voice and data services over broadband technologies to deliver services to customers throughout its service areas. Xfone USA is currently licensed to provide telecommunications services in Louisiana and Mississippi.

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

Our business plan in 2013 also includes growth through potential bolt-on acquisitions, which make sense for several reasons: (i) faster results in achieving large top line revenue performance; (ii) significant synergies from consolidating corporate functions; and (iii) relatively easy integration of acquired companies because of our existing facilities and network architecture.

COMPARISON FINANCIAL INFORMATION YEARS ENDED DECEMBER 31, 2012 AND 2011 - PERCENTAGE OF REVENUES:

	Year Ended December 31,
	2012	2011
Revenues:
Services on Fiber-To-The-Premise network	30.4%	22.6%
Leased local loop services and other	69.6%	77.4%
Total Revenues	100%	100%

Expenses:
Cost of services (excluding depreciation and amortization)	45.9%	48.6%
Selling, general and administrative	34.8%	36.5%
Depreciation and amortization	10.5%	9.3%
Financing expenses, net	9.3%	5.9%
Other expenses	1.1%	1.2%
Acquisition costs	-	0.3%
Total expenses	101.6%	101.8%

Loss from continued operations before taxes	(1.6)%	(1.8)%

Income tax benefit (expense)	0.7%	-%

Loss from continued operations	(0.9)%	(1.8)%

Net loss	(0.9)%	(2.0)%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Revenues. Revenues for the year ended December 31, 2012 increased 3.8% to $59,870,468 from $57,657,834 for the same period in 2011. Revenues from our FTTP network in the year ended December 31, 2012 increased 39.9% to $18,219,615 from $13,022,548 in the same period in 2011. As percentage of total sales, FTTP revenues in the year ended December 31, 2012 increased to 30.4% from 22.6% for the year ended December 31, 2011. The growth of FTTP revenues is expected to continue due to the progress in the build out of our FTTP network in the communities which are located in the areas of the PRIDE Network projects in Texas and Louisiana.

Revenues from our leased local loop include revenues from wholesale, other carriers and other non-FTTP customers. Revenues from leased local loop in the year ended December 31, 2012 decreased 6.7% to $41,650,853 from $44,635,286 for the same period in 2011. As percentage of total sales, leased local loop revenues in the year ended December 31, 2012 decreased to 69.6% from 77.4% for the same period in 2011. The decrease in revenues was caused by the aggressive promotional packages and incentives launched by competitors and were partially offset with revenues from assets that were purchased from CoBridge and Reach. The transactions with CoBridge and Reach were closed in July 1, 2011 and December 1, 2011, respectively, and revenues from these assets were recorded from the closing date as non-FTTP revenues. We generated cable television services revenue from the acquisition of Cobridge and Reach’s assets in the West Texas area of $2,150,945 for the year ended December 31, 2012 compared to $895,019 for the same period in 2011. We expect that the decline in revenues from non-FTTP residential customer will continue in 2013, but will be offset by the increase in revenues in FTTP from business and residential customers.

Cost of Services (excluding depreciation and amortization). Cost of services consists primarily of facilities and traffic time purchased from other telephone companies and content for our video services. Cost of services for the year ended December 31, 2012 decreased 1.9% to $27,489,743 from $28,025,723 for the same period in 2011. Cost of services, as a percentage of revenues in the year ended December 31, 2012, decreased to 45.9% from 48.6% in the same period in 2011. We expect that the cost of services, as a percentage of revenues, will decline as we increase the portion of revenues generated from our high-margin FTTP services. FTTP services are provided over our fully owned fiber network and therefore we do not incur third party costs for leased network lines. As the revenue mix changes towards greater percentage of the high-margin FTTP revenues, and a lesser percentage of the low-margin revenues from non-FTTP residential customers and wholesale, the cost of services, as a percentage of revenues, is expected to decline.

Selling, General and Administrative Expenses. Selling expenses consist primarily of compensation costs for our sales, administrative and management employees. Selling, general and administrative expenses for the year ended December 31, 2012, decreased 1.1% to $20,802,001 from $21,040,426 for the same period in 2011. The decrease in the expenses resulted mainly from outsourcing most of our installation and maintenance work in the FTTP markets to subcontractors, which was offset by an increase in sales commission related to the increase in new FTTP revenues. As a percentage of revenues, selling, general and administrative expenses decreased by 1.7%. We expect that these changes will allow us to be more efficient on the construction work and reduce the payroll and payroll-related expenses in 2013.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2012 increased 17.3% to $6,274,488 from $5,350,973 for the same period in 2011. The increase was due to the large investments in the development of the FTTP networks.

Financing Expenses. Financing expenses, net, for the year ended December 31, 2012, increased 64.2% to $5,551,080 from $3,380,320 for the same period in 2011. Financing expenses consist of interest payable on our financial obligations, and the measurement of our Bonds, which are stated in NIS and linked to the Israeli Consumer Price Index (“CPI”). The increase in financing expenses is mainly a result of additional advances from the United States Department of Agriculture in the amount of $16,477,528 during the year ended December 31, 2012 compared to $13,215,852 in the same period in 2011, additional loans from ICON of $6,600,000 during the year ended December 31, 2012, and the devaluation of 2.3% in the USD against the NIS and adjustment to inflation of 1.5% during the year ended December 31, 2012, versus the evaluation of 7.7% in the USD against the NIS and adjustment to inflation of 2.6% in the same period in 2011. Financing expenses in the year ended December 31, 2012 also include expenses of $252,796 related to warrants that were issued to Burlingame Equity Investors, LP (“Burlingame”) during March 2010, and the difference between the allocated relative fair value and the principal amount of the March 2010 loan from Burlingame.

Other Expenses. Other expenses for the year ended December 31, 2012 increased 3.3% to $686,519 from $664,790 for the same period in 2011. Other expenses consist of real estate taxes, which were offset with the gain of $221,643 from the purchase of our Bonds by NTSC and expense of $88,400 due to adjustment of the final purchase price of Cobridge. We expect that real estate taxes will increase as we continue to expand our operations in the PRIDE Network markets.

Acquisition Costs. Acquisition costs for the year ended December 31, 2011 of $205,047 were related to the acquisition of CoBridge. There were no acquisition costs for the year ended December 31, 2012.

Income taxes. We conduct our business in several states in the US. Therefore, our operating income is subject to varying rates of state tax in the US. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses. However, we expect that our income taxes will not materially vary in relation to the geographic distribution of our profits inside the US. Due to non-deductible compensation related to stock options and non-deductible amortization of intangible assets, our effective tax rate was 41.4% (including gain from the purchase of our Bonds) and 0.7% for the year ended December 31, 2012 and 2011, respectively.

Net Loss. As a result of the foregoing, net loss for the year ended December 31, 2012 decreased 53.1% to $546,993 from $1,167,409 for the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of December 31, 2012 amounted to $3,908,620 compared to $6,563,514 as of December 31, 2011, a decrease of $2,654,894. Net cash provided by operating activities in the year ended December 31, 2012 was $3,525,824, an increase of $1,112,621 compared to $2,413,203 which was provided by operating activities in the year ended December 31, 2011. The increase in cash flow from operating activities is mostly related to the following changes: (1) an increase in accounts receivable of $1,669,435 during the year ended December 31, 2012, compared to a decrease of $106,954 in the same period of 2011; (2) an increase in prepaid expenses and other receivables of $257,241 in the year ended December 31, 2012, compared to an increase of $766,092 in the same period of 2011; (3) an increase in the provision for bad debt of $275,087 during the year ended December 31, 2012, compared to an increase of $492,833 in the same period of 2011; (4) an increase in other liabilities and accrued expenses of $446,777 in the year ended December 31, 2012, compared to a decrease of $495,459 during the same period of 2011; (5) a decrease in trade payables of $1,482,871 during the year ended December 31, 2012, compared to a decrease of 963,834 during the same period of 2011 and (6) an increase in other long-term liabilities of $593,035 during year ended December 31, 2012 compared to a decrease in other long-term liabilities of $55,856 during the same period of 2011. Net cash used by investing activities in the year ended December 31, 2012 was $20,413,286 compared to $16,070,143 in the same period of 2011. Of that amount, $17,187,267 is attributable to the build out of our FTTP projects in Levelland, Texas and the PRIDE Network projects and $3,226,019 to the purchase of other equipment. Net cash provided by financing activities for the year ended December 31, 2012 was $14,232,568 compared to $19,003,027 in the same period of 2011. Net cash provided by financing activities in 2012 is primarily attributable to proceeds from long-term loans from the United States Department of Agriculture, and the Loan Agreement with ICON, which are offset by repayment of the long-term loans from the United States Department of Agriculture, capital lease obligations and a loan from Burlingame.

Capital lease obligations: We are the lessee of switching and other telecom equipment under capital leases expiring on various dates through 2016.

As of December 31, 2012, we reported a working capital deficit of $6,248,721 compared to a working capital deficit of $3,596,693 on December 31, 2011. On June 22, 2012 we entered into Amendment No. 1 to the Original ICON Agreement providing for an additional secured term loan in the amount of $3,500,000 and a secured delayed draw term loan in the amount of $3,100,000. We used the proceeds of the additional term loan solely for the payment and satisfaction in full of all liabilities owed to Burlingame, including but not limited to the Burlingame Note. On September 27, 2012, we drew down the delayed draw term loan in the amount of $3,100,000. We are using the proceeds of the delayed draw term loan for the purchase of equipment in connection with our project to construct a fiber network in Wichita Falls, Texas. On February 12, 2013, we entered into a further amendment to the Original ICON Agreement providing for an additional secured delayed draw term loan in the amount of $6,000,000 for the purchase of equipment in connection with our project to expand our fiber network in the region of West Texas.

We believe that increased revenues from our higher margin Fiber-To-The-Premise network together with cost saving activities and a reduction in the number of our employees is expected to result in increased profitability and cash flows, which will lead to improvement in the working capital deficit in order to meet our anticipated cash requirements for at least the next 12 months. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities or we are unable to renew and/or extend a portion of our short-term liabilities, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that we will be able to meet our liquidity needs for at least the next 12 months, no assurance can be given that we will be able to do so.

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic Note Payable	$15,134,661	$723,887	$4,364,524	$10,046,250	$-
Notes Payable from the United States Department of Agriculture	37,337,663	1,817,816	3,635,632	3,635,632	28,248,583
Bonds	10,653,728	3,627,205	7,026,523	-	-
Capital leases	632,602	424,719	193,877	14,005	-
Operating leases	1,358,248	859,223	451,362	47,664	-

Total contractual cash obligations	$65,116,902	$7,452,850	$15,671,918	$13,743,551	$28,248,583

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

On March 25, 2008, we issued the holders of the Series A Bonds, for no additional consideration, 956,020 (non-tradable) warrants, each exercisable at an exercise price of $2.04 (as adjusted in November 2011) with a term of 4 years, commencing on September 2, 2008. These warrants expired unexercised in September 2012.

The Series A Bonds may only be traded in Israel. As of August 6, 2012, the Series A Bonds are rated Ba1 with a stable outlook by Midroog Limited, an Israeli rating company which is a subsidiary of Moody’s Investor Services.

Loan agreement with ICON Agent, LLC

On October 6, 2011, we entered into a term loan, guarantee and security agreement (the “Original ICON Agreement”), as amended by the Amended & Restated Consent, Waiver & Amendment Agreement dated November 1, 2011 by and between the following: (1) ICON Agent, LLC (the “Agent”), acting as agent for the Lenders signatory thereto; (2) we, as Guarantor; (3) Xfone USA, Inc., NTS Communications, Inc., Gulf Coast Utilities, Inc., eXpeTel Communications, Inc., NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers, Inc., and NTS Management Company, LLC, acting as Borrowers and Guarantors; and (4) PRIDE Network, Inc., and NTS Telephone Company, LLC (together with the Borrowers and Guarantors acting as Credit Parties) that provided for a secured term loan in the amount of $7,500,000 (the “First ICON Loan”).

On June 22, 2012, we entered into Amendment No. 1 to the Original ICON Agreement (“Amendment No. 1”) providing for an additional secured term loan in the amount of $3,500,000, for the payment of all liabilities owed by us to Burlingame Equity Investors, LP (the “Second ICON Loan”); a secured delayed draw term loan in the amount of $3,100,000, for the purchase of equipment in connection with our project to construct a fiber network in Wichita Falls, Texas (the “Third ICON Loan”); and certain other amendments to the Original ICON Agreement and the First ICON Loan, as described in Amendment No. 1.

Each of the First ICON Loan, Second ICON Loan and Third ICON Loan bear interest at 12.75% per annum.

The fundings of the First ICON Loan and the Second ICON Loan were made on October 27, 2011 and June 22, 2012, respectively.

On August 9, 2012, we entered into Amendment No. 2 to the Original ICON Agreement providing for revised amortization schedules of the First ICON Loan and the Second ICON Loan.

On September 27, 2012, we drew down the Third ICON Loan in the amount of $3,100,000.

On February 12, 2013, we entered into Amendment No. 3 to the Original ICON Agreement (“Amendment No. 3”) providing for (i) an additional secured delayed draw term loans in the aggregate amount of $6,000,000, bearing interest of 12.75% per annum for the purchase of equipment in connection with our project to expand our fiber network in the region of West Texas, (ii) revised amortization schedules of the First ICON Loan, Second ICON Loan and Third ICON Loan (as described below), and (iii) certain other amendments to the  Original ICON Agreement (as amended by Amendment No. 1 and Amendment No. 2), described in Amendment No. 3.

Pursuant to Amendment No. 3, the principal amount of the First ICON Loan is payable in 69 consecutive monthly installments with the first 27 monthly payments being payments of accrued interest only. The principal amount of the Second ICON Loan is payable in 61 consecutive monthly installments with the first 19 monthly payments being payments of accrued interest only. The principal amount of the Third ICON Loan is payable in 58 consecutive monthly installments with the first 16 monthly payments being payments of accrued interest only.

Each of the foregoing loans are secured by a lien against all of each Borrower's and Guarantor's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title, or interest; provided, however, that none of the assets of PRIDE Network and NTS Telephone Company are being used as collateral for the loans and are specifically excluded.

We are required maintain fixed charge coverage ratio of not less than 1.15 to 1.00 for the trailing four fiscal quarter period most recently ended if at any time cash was less than $3,000,000 as of the last day of any fiscal quarter. Pursuant to Amendment No. 3, senior leverage ratio should not exceed 2.25 to 1.00 from June 30, 2012 through March 31, 2013, 2.00 to 1.00 from June 30, 2013 through December 31, 2013, and 1.75 to 1.00 from March 31, 2014 and thereafter. As of December 31, 2012, we complied with the foregoing financial covenants.

The total outstanding amount of the loans as of December 31, 2012 is $14,100,000.

Rights Offering

On July 6, 2011 our Board approved a rights offering (the “Rights Offering”) in which our stockholders received non-transferable and non-tradable rights to purchase one additional share of our common stock, par value $0.001 for each share owned as of the record date, for a subscription price of $0.30 per share (each, a “Right”). Our stockholders who exercised their Rights in full were also eligible to exercise an oversubscription privilege to purchase, on a pro rata basis, a portion of the unsubscribed shares, at the same price of $0.30 per share, subject to certain limitations. The record date for the Rights Offering was September 22, 2011 and the Rights Offering expired on October 26, 2011.

On November 2, 2011, we completed the Rights Offering and raised $6,020,132 from our shareholders for 20,067,108 shares of our common stock. Taking into account the oversubscription rights, there was a demand for 95% of the offered shares.

Because the Rights Offering was at a price per share which was lower than the market price at the time of announcement, we authorized a reduction of the exercise price of our outstanding warrants by an average of 41.4% and approved the issuance of additional 3,728,775 options to our directors and employees at an exercise price of $1.10 per share. The adjustment of the exercise price of the warrants and the issuance of additional options was made to maintain the same value of the warrants and options prior to the announcement of the Rights Offering based on the Black-Scholes model.

Securities Purchase Agreement

On March 23, 2010, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame. As part of the Purchase Agreement, we issued a senior promissory note in the aggregate principal amount of $3,500,000, with an initial maturity date of March 22, 2012. Interest accrued at an annual rate of 10% and was payable quarterly. The note was unsecured and had equal liquidation rights with our Series A Bonds issued in Israel on December 13, 2007. We evaluated the fair value of each of the three securities that were issued under the Purchase Agreement (i.e., the promissory note, 2,173,913 shares of our common stock, and a warrant to purchase 950,000 shares of our common stock) and recorded the promissory note at its fair value of $2,556,240. The difference between the fair value and the principal amount was expensed ratably over the life of the promissory note.

On May 2, 2011, we entered into a First Amendment to the promissory note, pursuant to which we and Burlingame agreed to extend the maturity date of the promissory note from March 22, 2012 to March 22, 2013.

The effective interest rate of the promissory note was calculated at 22.1%. The total amount of discount recognized was $252,796. The outstanding principal amount of the promissory note of $3,500,000 (plus accrued interest) was repaid on June 22, 2012.

Buy-back plan

Our Board adopted a buy-back plan (the “Plan”), effective as of February 13, 2012, according to which we were allowed, from time to time, to repurchase our Series A Bonds which are traded on the TASE.

Under the Plan we were authorized to repurchase Series A Bonds for up to a total amount of NIS 5 million (approximately USD 1.35 million) in transactions on the TASE or outside the TASE, until December 31, 2012. Any repurchases of the Series A Bonds were financed from our internal sources. The Board authorized our management to manage the performance of repurchases according to the Plan, including the conduct of negotiations, at such times, scopes, prices and other terms as management deems fit. The timing, amounts and terms of any Series A Bonds repurchased by us were determined, at the discretion of management, based on market conditions, opportunities, economic advisability and other customary criteria and factors.

Repurchases of the Bonds were carried out by us and/or our subsidiaries, either directly and/or through a third party. Bonds repurchased by us would have been cancelled and removed from trading on the TASE without permission to be reissued. The Board's resolution was not a commitment to repurchase any Bonds under the Plan.

On July 4, 2012, NTSC, our wholly-owned subsidiary, purchased pursuant to the Plan, in a single transaction outside the TASE, NIS 1,339,310 in par value of Bonds at an aggregate purchase price of NIS 1,091,538 (approximately $278,596). On September 23, 2012, NTSC, our wholly-owned subsidiary, purchased pursuant to the Plan, in several transactions on the TASE, additional NIS 1,062,528 in par value of Bonds at an aggregate purchase price of NIS 838,228 (approximately $215,649). Pursuant to the indenture governing the Bonds, any Bonds purchased by our subsidiary (as opposed to Bonds repurchased by us) are not canceled or removed from trading on the TASE. The gain on the bonds purchased by NTSC, our wholly-owned subsidiary, is $221,643.

The Plan expired on December 31, 2012.

US subsidiaries

NTS Telephone Company, LLC (d/b/a NTS of Levelland), a wholly owned subsidiary of NTSC, received from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, an $11.5 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the initial advance date until full repayment after 17 years. Each advance bears interest that will become fixed at the date of the advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by NTS Telephone’s assets which were $14.1 million at December 31, 2012. As of December 31, 2012, the annual average weighted interest rate on the outstanding advances was 3.65%. The total outstanding amount of these loans as of December 31, 2012 is $9,589,321. The loans are to be repaid in monthly installments until 2024.

PRIDE Network, Inc., a wholly owned subsidiary of NTSC, has received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total $99.9 million funding in the form of $45.9 million in grants and $54 million in 19 to 20-year loans. The aggregate amount of these loans and grants received by the Company as of December 31, 2012 is $28,694,825 and $23,162,853, respectively. Each advance bears interest that will become fixed at the date of the advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. The funding created an opportunity for us to expand the roll out of our FTTP infrastructure, known as the PRIDE Network projects, in northwestern Texas and in southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by PRIDE Network's assets which were $39.1 million at December 31, 2012. As of December 31, 2012, the annual average weighted interest rate on the outstanding advances was 2.97%. As of December 31, 2012, the total amount of loans and grants available in the future is $25,298,214 and $22,714,069, respectively.

The loans are to be repaid in monthly installments until 2030. The total outstanding amount of these loans as of December 31, 2012 and December 31, 2011 are $27,748,342 and $12,126,052, respectively.

As of December 31, 2012, the Company recorded grants receivable at the amount of $974,120. Accounts payable in the amount of $1,013,880 that was financed by long term loan received during 2013 is included in long term liabilities.

On April 25, 2011, NTSC, our wholly-owned subsidiary, entered into an Asset Purchase Agreement with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which CoBridge agreed to sell NTSC all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of the agreement. As part of the agreement, a note for $1,010,101 was issued on July 1, 2011 at an interest rate of 6% per annum and is payable in 36 equal monthly installments of $20,626. The total outstanding amount of the note as of December 31, 2012 is $373,244.

On September 16, 2011, NTSC, our wholly-owned subsidiary, entered into an Asset Purchase Agreement with RB3, LLC, and Arklaoktex, LLC, each doing business as Reach Broadband (“Reach”), pursuant to which Reach agreed to sell NTSC all of Reach’s assets in and around the communities of Abernathy, Anton, Brownfield, Hale Center, Idalou, Levelland, Littlefield, Meadow, New Deal, O’Donnell, Olton, Reese, Ropesville, Shallowater, Smyer, Tahoka, and Wolfforth Texas pursuant to the terms of the agreement. As part of the agreement, a note for $475,093 was issued on December 1, 2011 at an interest rate of 7% per annum and is payable in 36 equal monthly installments of $14,693. The total outstanding amount of the note as of December 31, 2012 is $327,357.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

All of our assets, liabilities (except the Series A Bonds and other insignificant costs), revenues and expenditures are in USD.

Notwithstanding having our Series A Bonds stated in NIS and linked to the Israeli Consumer Price Index, during the year ended December 31, 2012, our outstanding liability was increased by $434,367 as a result of the adjustment to the Israeli CPI and revaluation of the NIS in relation with the USD. We may use foreign currency exchange contracts and other derivatives instruments to be the appropriate tool for managing such exposure.

Related Party Transactions

See "Related Party Transactions" set forth in Note 16 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report.

New Accounting Pronouncements

See “New Accounting Pronouncements” set forth in Note 2 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report, for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

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

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

NTS, Inc. and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2012
CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Comittee and Board of Directors
NTS, Inc.
Lubbock, Texas

We have audited the accompanying consolidated balance sheets of NTS, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTS, Inc. as of December 31, 2012 and 2011 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP
Baker Tilly Virchow Krause, LLP
Minneapolis, Minnesota
March 21, 2013

NTS, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
CURRENT ASSETS:
Cash	$3,908,620	$6,563,514
Accounts receivable, net	5,156,598	3,762,250
Prepaid expenses and other receivables	3,808,718	2,577,357
Deferred taxes	815,563	583,990
Inventory	222,735	193,077

Total current assets	13,912,234	13,680,188

BONDS ISSUANCE COSTS, NET	853,847	1,143,227

OTHER LONG-TERM ASSETS	2,783,083	2,769,232

RESTRICTED CASH	-	769,331

FIXED ASSETS, NET	89,468,282	71,250,071

INTANGIBLE ASSETS, NET	1,465,553	1,915,555

Total assets	$108,482,999	$91,527,604

The accompanying notes are an integral part of these consolidated financial statements

NTS, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
	December 31,
	2012	2011
CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$2,541,703	$1,766,289
Trade payables	8,498,688	6,690,440
Other liabilities and accrued expenses	5,068,640	4,621,863
Current maturities of obligations under capital leases	424,719	475,162
Current maturities of bonds	3,627,205	3,723,127

Total current liabilities	20,160,955	17,276,881

DEFERRED TAXES, NET	2,073,530	2,524,071

NOTES PAYABLE TO THE UNITED STATES DEPARTMENT OF AGRICULTURE, NET OF CURRENT MATURITIES	35,519,847	21,380,045

NOTES PAYABLE, NET OF CURRENT MATURITIES	14,410,774	11,307,638

BONDS PAYABLES, NET OF CURRENT MATURITIES	7,026,523	10,902,992

OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT MATURITIES	207,883	395,847

OTHER LONG-TERM LIABILITIES	1,679,619	72,704

Total liabilities	81,079,131	63,860,178

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value per share: 75,000,000 shares authorized at December 31, 2012 and 2011; 41,186,596 issued and outstanding at December 31, 2012 and 2011	41,187	41,187
Additional paid-in capital	54,669,894	54,386,459
Foreign currency translation adjustment	(1,805,791)	(1,805,791)
Retained deficit	(25,501,422)	(24,954,429)

Total Equity	27,403,868	27,667,426

Total liabilities and shareholders' equity	$108,482,999	$91,527,604

The accompanying notes are an integral part of these consolidated financial statements

NTS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2012	2011
Revenues
Services on Fiber-To-The-Premise network	$18,219,615	$13,022,548
Leased local loop services and other	41,650,853	44,635,286

Total Revenues	59,870,468	57,657,834

Expenses
Cost of services (excluding depreciation and amortization shown below)	27,489,743	28,025,723
Selling, general and administrative	20,802,001	21,040,426
Depreciation and amortization	6,274,488	5,350,973
Financing expenses, net	5,551,080	3,380,320
Other expenses	686,519	664,790
Acquisition costs	-	205,047

Total Expenses	60,803,831	58,667,279

Loss from continued operations before taxes	(933,363)	(1,009,445)

Income tax benefit (expense)	386,370	(6,399)

Net loss from continued operations	(546,993)	(1,015,844)

Loss from discontinued operations in Israel and the United Kingdom, before taxes	-	(151,565)

Net loss	$(546,993)	$(1,167,409)

Basic and diluted loss per share:
Loss from continued operations	$(0.01)	$(0.04)
Loss from discontinued operations	-	(0.01)
Basic and diluted loss per share	$(0.01)	$(0.05)

Basic and diluted weighted average number of shares outstanding:	41,186,596	24,363,212

The accompanying notes are an integral part of these consolidated financial statements

NTS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2012 and 2011

	Number of Ordinary Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Equity

Balance at January 1, 2011	21,119,488	$21,119	$48,077,378	$(1,805,791)	$(23,787,020)	$22,505,686
Equity-based compensation expenses resulting from ASC 718-10-35	-	-	446,595	-	-	446,595
Stocks issued during the period, net of Issuance expenses for Rights Offerings	20,067,108	20,068	5,862,486	-	-	5,882,554
Net income (loss)	-	-	-	-	(1,167,409)	(1,167,409)

Balance at December 31, 2011	41,186,596	$41,187	$54,386,459	$(1,805,791)	$(24,954,429)	$27,667,426

Balance at January 1, 2012	41,186,596	$41,187	$54,386,459	$(1,805,791)	$(24,954,429)	$27,667,426
Equity-based compensation expenses resulting from ASC 718-10-35	-	-	283,435	-	-	283,435
Net income (loss)	-	-	-	-	(546,993)	(546,993)

Balance at December 31, 2012	41,186,596	$41,187	$54,669,894	$(1,805,791)	$(25,501,422)	$27,403,868

The accompanying notes are an integral part of these consolidated financial statements

NTS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2012	2011
Cash flow from operating activities:
Net loss	$(546,993)	$(1,167,409)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,274,488	5,350,973
Compensation in connection with the issuance of warrants and options issued for professional services	283,435	446,595
Increase in bad debt provision	275,087	492,833
Accrued interest and exchange rate on bonds	62,224	(871,112)
Unearned gain due to hedging	(32,250)	-
Expense of discounted debt from related party and related warrants	237,454	581,166
Loss (gain) on the disposal of fixed assets	-	(147,249)
Gain on buy back of bonds	(221,643)	-
Decrease (increase) in bonds issuance cost, net	289,380	289,380
Decrease (increase) in account receivables	(1,669,435)	106,954
Decrease (increase) in inventories	(29,658)	(11,203)
Decrease (increase) in long-term receivables	(13,851)	(152,179)
Decrease (increase) in prepaid expenses and other receivables	(257,241)	(766,092)
Increase (decrease) in other long-term liabilities	593,035	(55,856)
Increase (decrease) in trade payables	(1,482,871)	(963,834)
Increase(decrease) in other liabilities and accrued expenses	446,777	(495,459
Deferred tax provision	(682,114)	(224,305)

Net cash provided by operating activities	3,525,824	2,413,203

Cash flow from investing activities:
Purchase of equipment	(3,226,019)	(2,472,375)
Purchase of equipment for the projects under the United States Department of Agriculture, net of grants received	(17,187,267)	(13,822,336)
Proceeds from disposal of fixed assets	-	224,568

Net cash used by investing activities	(20,413,286)	(16,070,143)

The accompanying notes are an integral part of these consolidated financial statements

NTS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2012	2011
Cash flow from financing activities:
Repayment of short-term loans from banks and others	(4,385,735)	(3,344,551)
Repayment of capital lease obligation	(536,939)	(654,092)
Increase (decrease) in short-term bank credit, net and others	-	459,637
Proceeds from long-term loans from the United States Department of Agriculture	16,477,528	13,215,853
Repayment of principal on bonds	(3,780,722)	(3,710,347)
Repayment of long term loans from United States Department of Agriculture	(1,578,817)	(689,608)
Proceeds from issuance of shares and detachable warrants, net of issuance expenses	-	5,882,554
Decrease (increase) in restricted cash	769,331	343,581
Proceeds from long-term loans	7,267,922	7,500,000

Net cash provided by financing activities	14,232,568	19,003,027

Net increase (decrease) in cash and cash equivalents	(2,654,894)	5,346,087

Cash and cash equivalents at the beginning of the year	6,563,514	1,217,427

Cash and cash equivalents at the end of year	$3,908,620	$6,563,514

Supplemental disclosure of cash flows activities:

Cash paid for:

Interest	$3,703,404	$2,922,727

Taxes	$167,138	$151,094

Purchase of fixed assets by capital lease arrangements	$298,532	$314,702

Purchase of fixed assets included in accounts payable	$4,304,999	$1,189,209

Grants receivables from the United States Department of Agriculture	$974,120	$-

Acquired businesses during the year:
Fair value of assets acquired	$-	$1,553,275
Cash paid	$-	$509,642
Liabilities assumed	$-	$1,043,633

The accompanying notes are an integral part of these consolidated financial statements

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

Note 1 - Organization and Nature of Business

A.
NTS, Inc. (“NTSI” or “the Company”) was incorporated in the State of Nevada, U.S.A. in September 2000 as Xfone, Inc. The Company provides through its subsidiaries, integrated communications services which include voice, video and data over its Fiber-To-The-Premise (“FTTP”) and other networks. The Company currently has operations in Texas, Mississippi and Louisiana. Effective as of February 1, 2012, the Company changed its name to “NTS, Inc.” and as of February 2, 2012 the Company's common shares began trading on the NYSE MKT (f/k/a NYSE Amex) and the Tel Aviv Stock Exchange (“TASE”) under a new ticker symbol “NTS”. The name change is a reflection of the Company's refined and enhanced business strategy which began with its acquisition of NTS Communications, Inc. (“NTSC”) in 2008 and its focus on the build out of its high-speed FTTP network.

NTSI’s wholly owned subsidiaries as of December 31, 2012 were as follows:

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

On April 25, 2011, NTSC entered into an Asset Purchase Agreement with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which CoBridge agreed to sell NTSC all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of that agreement. CoBridge provided cable television service in those communities via coaxial cable facilities. As part of the transaction, NTSC also agreed to assume certain contracts of CoBridge which are necessary to continue operation of the assets that were acquired. The sale and purchase closed on July 1, 2011 but the purchase price was adjusted on November 2011 based on the number of CoBridge’s customers who failed to pay their accounts or cancelled service (offset by customers who converted to NTSC’s service in relevant markets). On July 24, 2012, NTSC and CoBridge agreed on the final purchase price of $962,970 and cost of $39,187 in connection with the provision of transition services to NTSC. The increase in the purchase price of $88,400 is included as "other expenses" in the Condensed Consolidated Statements of Operations. Acquisition costs of $205,047 were included as “acquisition” costs in the Condensed Consolidated Statements of Operations for the year ended December 31, 2011.

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

C.	Purchase of assets and liabilities of Reach Broadband

On September 16, 2011, NTSC entered into an Asset Purchase Agreement with RB3, LLC, and Arklaoktex, LLC, each doing business as Reach Broadband (“Reach”), pursuant to which Reach agreed to sell NTSC all of Reach’s assets in and around the communities of Abernathy, Anton, Brownfield, Hale Center, Idalou, Levelland, Littlefield, Meadow, New Deal, O’Donnell, Olton, Reese, Ropesville, Shallowater, Smyer, Tahoka, and Wollforth Texas pursuant to the terms of that agreement. Reach provided those communities with cable television service via coaxial cable facilities and Internet service via a wireless network. As part of the transaction, NTSC also agreed to assume certain liabilities of Reach which are necessary to continue operation of Reach’s assets. The sale and purchase closed on December 1, 2011.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

Note 1 - Organization and Nature of Business (cont.)

The Company acquired these assets to accelerate its penetration in these markets. The remaining required disclosures are considered immaterial.

The following table summarizes the fair values of the assets acquired:

Fixed assets	$112,521
Customer relationship	566,184

Net assets acquired	$678,705

Purchase price:
Cash paid	$203,612
Note payable	475,093
Total	$678,705

D.	Disposition of Israeli Subsidiary (Xfone 018) and UK Subsidiaries (Swiftnet, Auracall, Equitalk.co.uk and Story Telecom)

On August 31, 2010, the Company completed the disposition of its 69% interest in Xfone 018 Ltd. (“Xfone 018”) pursuant to an agreement, dated May 14, 2010 (as supplemented and amended), by and between the Company, Newcall Ltd. (the former 26% minority owner of Xfone 018), Margo Pharma Ltd. (the former 5% minority owner of Xfone 018), and Marathon Telecom Ltd., the buyer of Xfone 018. A loss of $144,351 was included in the consolidated statements of operations related to the discontinued operation in Israel.

On July 29, 2010, the Company completed the disposition of UK subsidiaries. A loss of $7,214 was included in the consolidated statements of operations related to the discontinued operation in the UK.

E.	Liquidity

As of December 31, 2012, the Company reported a working capital deficit of $6,248,721 compared to a working capital deficit of $3,596,693 as of December 31, 2011. On June 22, 2012 the Company entered into Amendment No. 1 to the Original ICON Agreement providing for an additional secured term loan in the amount of $3,500,000 and a secured delayed draw term loan in the amount of $3,100,000. The Company used the proceeds of the additional term loan solely for the payment and satisfaction in full of all liabilities owed to Burlingame Equity Investors LP (“Burlingame”), including but not limited to the Burlingame Note. On September 27, 2012, the Company drew down the delayed draw term loan in the amount of $3,100,000. The Company is using the proceeds of the delayed draw term loan for the purchase of equipment in connection with the Company's project to construct a fiber network in Wichita Falls, Texas. On February 12, 2013, the Company entered into a further amendment to the Original ICON Agreement providing for an additional secured delayed draw term loan in the amount of $6,000,000 for the purchase of equipment in connection with the Company's project to expand its fiber network in the region of West Texas and the delay of the amortization schedules of the previously drawn down loans by six months.

The Company believes that increased revenues from the higher margin Fiber-To-The-Premise network together with increasing operating efficiency will result in increased profitability and cash flows, which will lead to improvement in the working capital deficit to meet its anticipated cash requirements for at least the next 12 months. If, however, the Company does not generate sufficient cash from operations, or if the Company incurs additional unanticipated liabilities or the Company is unable to renew and/or extend a portion of its short-term liabilities, the Company may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as it could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that the Company will be able to negotiate acceptable terms. In addition, the Company’s access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as the Company’s own financial condition. While management believes that the Company will be able to meet its liquidity needs for at least the next 12 months, no assurance can be given that the Company will be able to do so.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

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

The Company evaluates events occurring after the date of the financial statements, and through the date of issuance, for events requiring recording or disclosure in the financial statements.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $1,080,960 and $805,873 at December 31, 2012 and 2011, respectively.

G.	Inventories

Inventory consists primarily of fiber optic equipment and telephone equipment to be installed at the Company's customers, which is carried at the lower of cost (determined principally on either an average cost or first-in, first-out basis) or market.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

Note 2 - Significant Accounting Policies (Cont.)

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

Fixed assets of the Company and its subsidiaries are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2012 and 2011, no impairment losses were identified for fixed assets.

Depreciation expenses for continuing operations amounted to $5,824,486 and $4,726,982 for the years ended December 31, 2012 and 2011, respectively.

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

The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including fixed assets and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends, and economic projections and anticipated cash flows. Impairment, if any, is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and periodically revises such estimates based on current events. No impairment loss was recorded for the years ended December 31, 2012 and 2011. At December 31, 2012, the Company believes its long- lived assets are recoverable.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 2 - Significant Accounting Policies (Cont.)

K.	Revenue Recognition

Revenues derived from local telephone, long-distance, data and video services are recognized when services are provided. This is based upon either usage (e.g., minutes of traffic/bytes of data processed), period of time (e.g., monthly service fees) or other established fee schedules.

Service revenues also include billings to customers for various regulatory fees imposed on us by governmental authorities. Cash incentives given to customers are recorded as a reduction of revenue. For contracts that involve the bundling of services, revenue is allocated to the services based on their relative fair value. We record the resale of third-party services and the sale of equipment to customers as gross revenue when we are the primary obligor in the arrangement.

Payments received in advance are deferred until the service is provided.

The Company reports taxes imposed by governmental authorities on revenue producing transactions between it and its customers in the consolidated financial statements on a net basis.

L.	Advertising expenses

Advertising expenses are carried to the statement of operations as incurred. Advertising expenses for the years ended December 31, 2012 and 2011 were $237,420 and $270,812, respectively.

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

Basic earning per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Warrants and options were excluded from the calculation of diluted loss per share since they would have an anti-dilutive effect due to the Company's loss from continued operations and net loss to shareholders, which were reported for both years ended December 31, 2012 and 2011.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 2 - Significant Accounting Policies (Cont.)

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

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 2 - Significant Accounting Policies (Cont.)

Q.	Stock-Based Compensation

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

The Company recognizes all of its derivative instruments as either assets or liabilities on the balance sheet at fair value. For derivative instruments that are designated and qualify as a cash flows hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. For the year ended December 31, 2012, the forward contracts did not qualify for hedge accounting and as such, changes in the fair value of the derivative instrument were reported in current period earnings. During January 2012, the Company entered into two foreign currency hedging transactions of $596,842 maturing on May 29, 2012 to buy NIS 2,303,809, and $4,306,570 maturing on November 28, 2012 to buy NIS 16,640,591, in order to hedge against the risk of principal and interest payments of its bonds during 2012. The Company hedged some of its forecasted interest payments denominated in NIS with currency forward contracts. As of December 31, 2012, the Company recognized an unearned gain of $32,250 in financing expenses in the Consolidated Statements of Operations against an increase in its Current maturities of Bonds in the Consolidated Balance Sheet.

S.	Reclassification

Certain prior period balances have been reclassified to conform to the current year presentation. Such reclassifications did not impact the Company's net income or stockholders' equity.

T.	Grants

Grants from United States Department of Agriculture are recognized at their fair value when there is reasonable assurance that the grant will be received and all attaching conditions will be complied with. The grants are credited to the cost of the assets and are released to the income statement over the expected useful life in a consistent manner with the depreciation method for the relevant asset.

U.	Recent Accounting Pronouncements

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

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 3 - Prepaid Expenses and Other Receivables

Prepaid Expenses and Other Receivables consisted of the following:

	December 31,
	2012	2011
Prepaid expenses	$1,887,278	$1,443,190
Grant receivables from United States Department of Agriculture	974,120	-
Other receivables	947,320	1,134,167
	$3,808,718	$2,577,357

Note 4 - Fixed Assets

Fixed Assets consisted of the following:

	December 31,
	2012	2011
Cost
Communication equipment	$80,649,694	$76,124,861
Fiber network	70,168,573	54,731,082
Office furniture and equipment	3,823,563	3,797,507
Computer equipment	10,435,430	10,250,351
Construction equipment	531,612	474,645
Motor vehicles	1,553,566	1,493,137
Building and plant	10,851,254	10,450,659
Work in Progress	7,569,891	4,218,638
	185,583,583	161,540,880
Accumulated Depreciation
Communication equipment	63,318,762	61,076,767
Fiber network	13,774,412	11,337,408
Office furniture and equipment	3,521,850	3,502,177
Computer equipment	9,720,225	9,225,897
Construction equipment	451,237	419,844
Motor vehicles	967,029	774,488
Building	4,361,786	3,954,228
	96,115,301	90,290,809

Fixed assets, net	$89,468,282	$71,250,071

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 5 - Intangible Assets

The breakdown of intangible assets as of December 31, 2012 and 2011 was as follows:

	Customer Relationships	License	Total
December 31, 2012
Cost	$4,463,474	$250,000	$4,713,474
Accumulated amortization	3,247,921	-	3,247,921

Net	$1,215,553	$250,000	$1,465,553

December 31, 2011
Cost	$4,463,474	$250,000	$4,713,474
Accumulated amortization	2,797,919	-	2,797,919

Net	$1,665,555	$250,000	$1,915,555

Based on the intangible assets in service as of December 31, 2012, estimated amortization expense for each of the next four years ending December 31 is as follows:

	2013	2014	2015	2016
Amortization expense	$374,937	$319,193	$307,797	$213,626

Amortization expenses amounted to $450,002 and $623,991 for the years ended December 31, 2012 and 2011, respectively.

Note 6 - Other Liabilities and Accrued Expenses

Other Liabilities and Accrued Expenses consisted of the following:

	December 31,
	2012	2011

Payroll and payroll related	$807,978	$823,441
Accrued expense	2,477,213	1,881,164
Deferred revenues	1,060,237	1,131,781
Tax authorities	551,400	650,059
Others	171,812	135,418
	$5,068,640	$4,621,863

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 7 - Notes Payable to the United States Department of Agriculture

Long-term and short-term portions of the notes payable to the United States Department of Agriculture are presented in the following table:

	December 31,
	2012	2011

Notes Payable to the United States Department of Agriculture	$37,337,663	$22,438,952

Less current portion	1,817,816	1,058,907

Long-term portion	$35,519,847	$21,380,045

The notes payable from the United States Department of Agriculture mature as follows:

Year
2013	$1,817,816
2014	1,817,816
2015	1,817,816
2016	1,817,816
2017	1,817,816
2018 and thereafter	28,248,583
$37,337,663

A.	NTS Telephone Company, LLC

NTS Telephone Company, LLC, a wholly owned subsidiary of NTSC, received from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, an $11.5 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the advance date until full repayment after 17 years from each advance date. Each advance bears interest that will become fixed at the date of the advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. The note is non-recourse to NTSC and all other NTSC subsidiaries and is secured by NTS Telephone's assets which were $14.1 million at December 31, 2012. As of December 31, 2012, the annual average weighted interest rate on the outstanding advances was 3.65%.

The total outstanding amount of these loans as of December 31, 2012 and December 31, 2011 were $9,589,321 and $10,312,900, respectively. The loans are to be repaid in monthly installments until 2024.

B.	PRIDE Network, Inc.

PRIDE Network, Inc., a wholly owned subsidiary of NTSC, received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act for a total of $99.9 million funding in the form of $45.9 million in grants and $54 million in 19 to 20-year loans. The aggregate amount of these loans and grants received by the Company as of December 31, 2012 is $28,694,825 and $23,162,853, respectively. Each advance bears interest that will become fixed at the date of the advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. The funding created an opportunity for the Company to expand the rollout of its FTTP infrastructure, known as the PRIDE Network, and bring broadband services to northwestern Texas and southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010.The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by PRIDE Network's assets which were $39.1 million at December 31, 2012. As of December 31, 2012, the annual average weighted interest rate on the outstanding advances was 2.97%. As of December 31, 2012, the total amount of loans and grants available in the future was $25,298,214 and $22,714,069, respectively.

The loans are to be repaid in monthly installments until 2030. The total outstanding amounts of these loans as of December 31, 2012 and December 31, 2011 are $27,748,342 and $12,126,052, respectively.

As of December 31, 2012, the Company recorded grants receivable at the amount of $974,120 (see also note 3 above). Accounts payable in the amount of $1,013,880 that was financed by long term loan received during 2013 is included in long term liabilities.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 8 - Notes Payable

Notes payable consisted of the following:

	Annual Interest Rate	December 31,
		2012	2011
Promissory note to ICON Agent, LLC (1)	12.75%	$14,100,000	$7,500,000
Promissory note to CoBridge Telecom, LLC (2)	6.0%	373,244	504,516
Promissory note to Reach Broadband (3)	7.0%	327,357	475,093
Note to a finance company	3.99%	244,880	272,865
Long-term loan from Burlingame Equity Investors, LP (“Burlingame”) (4)	10.0%	-	3,262,546
Others		89,180	-
		15,134,661	12,015,020

Less current portion		723,887	707,382

Long-term portion		$14,410,774	$11,307,638

1.
On October 6, 2011, the Company entered into a term loan, guarantee and security agreement (the “Original ICON Agreement”), as amended by the Amended & Restated Consent, Waiver & Amendment Agreement dated November 1, 2011 by and between the following: (1) ICON Agent, LLC(the “Agent”), acting as agent for the Lenders signatory thereto; (2) the Company, as Guarantor; (3) Xfone USA, Inc., NTS Communications, Inc., Gulf Coast Utilities, Inc., eXpeTel Communications, Inc., NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers, Inc., and NTS Management Company, LLC, acting as Borrowers and Guarantors; and (4) PRIDE Network, Inc., and NTS Telephone Company, LLC (together with the Borrowers and Guarantors acting as Credit Parties) that provided for a secured term loan in the amount of $7,500,000 (the “First ICON Loan”).

On June 22, 2012, the Company entered into Amendment No. 1 to the Original ICON Agreement providing for:

(i)     An additional secured term loan in the amount of $3,500,000, for the payment of all liabilities owed to Burlingame (the “Second ICON Loan”),

(ii)    A secured delayed draw loan in the amount of $3,100,000, for the purchase of equipment in connection with the Company's project to construct a fiber network in Wichita Falls, Texas (the “Third ICON Loan”), and

(iii)   Certain other amendments to the Original ICON Agreement and the First ICON Loan as described in Amendment No. 1.

Each of the First ICON Loan, Second ICON Loan and Third ICON Loan bear interest at 12.75% per annum.

The fundings of the First ICON Loan and the Second ICON Loan were made on October 27, 2011 and June 22, 2012, respectively.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 8 - Notes Payable (Cont.)

On August 9, 2012, the Company entered into Amendment No. 2 to the Original ICON Agreement providing for revised amortization schedules of the First ICON Loan and the Second ICON Loan.

On September 27, 2012, the Company drew down the Third ICON Loan in the amount of $3,100,000.

On February 12, 2013, the Company entered into Amendment No. 3 to the Original ICON Agreement (“Amendment No. 3”) providing for:

(i)
An additional secured delayed draw term loans in the aggregate amount of $6,000,000, bearing interest of 12.75% per annum for the purchase of equipment in connection with the Company's project to expand its fiber network in the region of West Texas,

	(ii)	Revised amortization schedules of the First ICON Loan, Second ICON Loan and Third ICON Loan (as described below), and
	(iii)	Certain other amendments to the Original ICON Agreement (as amended by Amendment No. 1 and Amendment No. 2), described in Amendment No. 3.

Pursuant to Amendment No. 3, the principal amount of the First ICON Loan is payable in 69 consecutive monthly installments with the first 27 monthly payments being payments of accrued interest only. The principal amount of the Second ICON Loan is payable in 61 consecutive monthly installments with the first 19 monthly payments being payments of accrued interest only. The principal amount of the Third ICON Loan is payable in 58 consecutive monthly installments with the first 16 monthly payments being payments of accrued interest only.

Each of the foregoing loans are secured by a lien against all of each Borrower's and Guarantor's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title, or interest; provided, however, that none of the assets of PRIDE Network, Inc. and NTS Telephone Company are being used as collateral for the loans and are specifically excluded.

The Company is required to maintain fixed charge coverage ratio of not less than 1.15 to 1.00 for the trailing four fiscal quarter period most recently ended if at any time cash was less than $3,000,000 as of the last day of any fiscal quarter. Pursuant to Amendment No. 3, senior leverage ratio should not exceed 2.25 to 1.00 from June 30, 2012 through March 31, 2013, 2.00 to 1.00 from June 30, 2013 through December 31, 2013, and 1.75 to 1.00 from March 31, 2014 and thereafter. As of December 31, 2012, the Company complied with the foregoing financial covenants.

The total outstanding amount of the loans as of December 31, 2012 is $14,100,000.

2.
On April 25, 2011, NTSC entered into an Asset Purchase Agreement with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which CoBridge agreed to sell NTSC all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of that agreement. As part of the agreement, a note for $1,010,101 was issued on July 1, 2011 at an interest rate of 6% per annum and is payable in 36 equal monthly installments of $20,626.The total outstanding amount of the notes as of December 31, 2012 was $373,244.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 8 - Notes Payable (Cont.)

3.
On September 16, 2011, NTSC entered into an Asset Purchase Agreement  with RB3, LLC, and Arklaoktex, LLC, each doing business as Reach Broadband (“Reach”), pursuant to which Reach agreed to sell NTSC all of Reach’s assets in and around the communities of Abernathy, Anton, Brownfield, Hale Center, Idalou, Levelland, Littlefield, Meadow, New Deal, O’Donnell, Olton, Reese, Ropesville, Shallowater, Smyer, Tahoka, and Wollforth Texas pursuant to the terms of that agreement. As part of the agreement, a note for $475,093 was issued on December 1, 2011 at an interest rate of 7% per annum and is payable in 36 equal monthly installments of $14,693. The total outstanding amount of the note as of December 31, 2012 was $327,357.

4.
On March 23, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame. As part of the Purchase Agreement, the Company issued a senior promissory note in the aggregate principal amount of $3,500,000, initially maturing on March 22, 2012, which was subsequently extended to March 22, 2013. Interest accrued at an annual rate of 10% and was payable quarterly. The note was unsecured and had equal liquidation rights with the Company's Series A Bonds issued in Israel on December 13, 2007. The Company evaluated the fair value of each of the three securities that were issued under the Purchase Agreement (i.e., the promissory note, 2,173,913 shares of the Company’s common stock, and a warrant to purchase 950,000 shares of the Company’s common stock) and recorded the promissory note at its fair value of $2,556,240. The difference between the fair value and the principal amount was expensed ratably over the life of the promissory note.

The effective interest rate of the promissory note was calculated at 22.1%.The total amount of discount recognized was $252,796. The outstanding principal amount of the promissory note of $3,500,000 (plus accrued interest) was repaid on June 22, 2012.

The notes payable mature as follows:

Year
2013	$723,887
2014	2,249,524
2015	2,115,000
2016	2,115,000
2017	7,931,250
$15,134,661

Note 9 - Bonds payable

A.	Issuance of Bonds

On December 13, 2007, the Company issued a total of NIS 100,382,100 (approximately $25,562,032, based on the exchange rate as of December 13, 2007) unsecured Series A Bonds (the “Bonds”) to Israeli institutional investors. The principal of the Bonds is repaid in 8 equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). On November 11, 2008 (the “Date of Listing”), the Bonds commenced trading on the TASE. From the date of issuance until the Date of Listing, the Bonds accrued annual interest at a rate of 9%. As of the Date of Listing, the interest rate for the unpaid balance of the Bonds was reduced by 1% to an annual interest rate of 8%. The interest on the Bonds is paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Bonds are linked to the Israeli Consumer Price Index (“CPI”). The known CPI at December 31, 2012 was 117.6.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 9- Bonds payable (Cont.)

The components of the bonds payable are as follows:

	December 31,
	2012	2011

Outstanding balance (in NIS)	37,643,288	50,191,050
Accrued Interest (in NIS)	247,518	330,024
Increase in debt due to CPI adjustments (in NIS)	6,026,770	7,203,132
Unearned gain due to hedging (in NIS)	(120,389)	-
Total outstanding debt (in NIS)	43,797,187	57,724,206

Exchange rate for year end	3.733	3.821

Total outstanding debt (USD)	$11,732,437	$15,107,094
Debt discount related to warrants	(359,307)	(480,975)
Bonds held by subsidiary	(719,402)	-
Total outstanding debt	10,653,728	14,626,119

Less current portion	3,627,205	3,723,127

Long-term portion	$7,026,523	$10,902,992

The Company issued the holders of the Bonds, for no additional consideration, 956,020 (non-tradable) warrants, each exercisable at an exercise price of $3.50 with a term of 4 years, beginning on September 2, 2008. In November 2011, following the completion of the rights offering, the exercise price of these warrants was adjusted to $2.04 per share. The warrants expired unexercised in September 2012.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 9- Bonds payable (Cont.)

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

B.	Aggregate maturities are as follows:

2013	$3,563,048
2014	3,513,261
2015	3,513,262
10,589,571
Accrued interest	64,157

$10,653,728

During 2012, principal and interest payments (including CPI adjustments) on the Bonds were $3,780,722 and $1,122,504, respectively. During 2011, principal and interest payments on the Bonds were $3,710,347 and $1,608,572, respectively.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 10 - Capital Lease Obligations

The Company is the lessee of switching and other telecom equipment and motor vehicles under capital leases expiring on various dates from 2013 through 2016. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized (or depreciated) over the lower of their related lease terms or their estimated productive lives.

Future minimum lease payments under capital leases as of December 31, 2012 are:

2013	$424,719
2014	158,679
2015	35,199
2016	14,005

Total	$632,602

Total minimum lease payments	$684,792

Less: amount representing interest at average rate of 8.25%	(52,190)

Present value of net minimum lease payment	$632,602

The following is a summary of fixed assets held under capital leases:

	December 31,
	2012	2011

Communication equipment	$6,881	$66,655
Construction equipment	137,027	192,453
Telephone equipment	233,189	142,203
Computer equipment	26,951	59,657
Motor vehicles	228,554	410,041
	$632,602	$871,009

Note 11 - Employee Benefit Plan

The Company maintains an employee's savings and retirement plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees who have completed six months of service become eligible to participate in the semi-annual plan that is nearest to their entry dates. The Company's contribution to the plan, as determined by the Board of Directors, is discretionary and is limited to a portion of the employee's contribution. The Company contributed $60,016 and $68,382 during the years ended December 31, 2012 and 2011, respectively.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 12 - Income Taxes

The provision for income taxes is based on earnings before income taxes reported for financial statement purposes. The loss from continuing operations before income taxes for the year 2012 and 2011 was $933,363 and $1,009,445 respectively.

The income tax (benefit) provision from continuing operations was as follows:

	December 31,
	2012	2011
Current:
Federal	$-	$-
State	(295,744)	(230,704)
Deferred:
Federal	682,114	224,305
State	-	-

Total benefit (expense)	$386,370	$(6,399)

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

	December 31,
	2012	2011
Deferred Tax Liabilities:
Accelerated tax depreciation of fixed assets	$10,075,757	$9,563,560

Deferred Tax Assets:
Carry forward losses	7,291,609	6,146,568
Allowance for bad debts	378,665	260,094
Evaluation of bonds payable to the Israeli Consumer Price Index and exchange rate	566,305	658,330
Accrued vacation and severance pay	189,960	167,389
Expenses related to warrants and non qualified stock options	391,251	391,098

Net deferred taxes liabilities	$1,257,967	$1,940,081

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

While the Company currently anticipates profitability during 2013, achievement of such profitability will be a significant factor in determining the Company’s continuing ability to carry these deferred tax assets. If the Company does not achieve at least moderate levels of pretax results in 2013, it is reasonably possible that the Company may need to establish a valuation allowance for some or all of the deferred tax assets in the United States, which could materially impact the Company's income tax provision, financial position and results of operations. The utilization of a portion of the Company's NOLs and carryforwards may be subject to annual limitations under Internal Revenue Code Section 382. Subsequent equity changes could further limit the utilization of these NOLs and credit carryforwards.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 12 - Income Taxes (Cont.)

The provision for income taxes differs from the amount computed by applying the statutory income tax rates to income before taxes as follows:

	December 31,
	2012	2011

Income tax expense (benefit) computed at statutory rate	$(317,343)	$(343,211)
State income taxes, net of Federal benefit	158,448	152,265
Difference between income reported for tax purposes and income for financial reporting purposes	(72,334)	(59,986)
Adjustment to deferred tax items	(155,141)	257,331

Expense (benefit) for income taxes	$(386,370)	$6,399

The Company has not recorded a liability as of December 31, 2012 and 2011 for uncertain tax positions as it does not believe there will be any differences between the tax positions taken by the Company and expected to be taken by the tax authorities. The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense (benefit) in the consolidated statement of operations. During the years ended December 31, 2012 and 2011, the Company did not recognize income tax expense related to interest and penalties.

It is reasonably possible that the unrecognized tax benefits could increase or decrease significantly during the next twelve months due to the resolution of certain U.S. and international tax uncertainties; however it is not possible to estimate the potential change at this time.

Note 13 - Contingent Liabilities and Commitments

The Company leases its facilities in the USA under operating lease agreements expiring on various dates through 2017. The minimum lease payments under non-cancelable operating leases are as follows:

Year ended December 31,

2013	$866,723
2014	305,904
2015	145,457
2016	47,289
2017	375
$1,365,748

Total operating lease and rent expenses for the years ended December 31, 2012 and 2011, were $2,641,848 and $2,637,491 respectively.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 14 - Capital Structure

1. Shares and Warrants

A.
The holders of the Company's shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The common stock has no pre-emptive or conversion rights or other subscription rights. There are no sinking fund provisions applicable to the common stock.

B.
On November 2, 2011 the Company issued 20,067,108 shares of common stock (the “Shares”) pursuant to the completion of a rights offering (the “Rights Offering”) in which the Company’s stockholders received one non-transferable and non-tradable right to purchase one additional share of the Company’s common stock, par value $0.001 per share, for each share owned as of the record date of the Rights Offering, for a subscription price of $0.30 per share. The net proceeds from the Rights Offering totaled $5,882,554.

C.
Pursuant to the Rights Offering and because the Rights Offering was at a price per share which is lower than the market price at the time of announcement and in order to maintain the same value of the warrants and options prior to the announcement of the Rights Offering based on the Black-Scholes model, the Company took the following actions:

	(1)	Authorized a reduction of the exercise price of its outstanding warrants by an average of 41.4%. The Company revalued the outstanding warrants and determined it was insignificant; and
	(2)	Approved the issuance of 3,728,775 options to its directors, officers and employees as follows:
		a.	The Company's President and Chief Executive Officer was granted options to purchase 1,642,379 shares of common stock under and subject to the Company's 2004 Stock Option Plan, fully vested, exercisable at $1.10 per share and expiring five years from the date of grant. Based on the assumptions below, the Company estimated the fair value of the options at $131,743.
		b.	The Company's Chief Financial Officer was granted options to purchase 391,212 shares of common stock under and subject to the Company's 2007 Stock Incentive Plan, exercisable at $1.10 per share and expiring seven years from the grant date. 146,705 of the options were vested on the grant date and the remaining 244,507 options vest in 10 equal quarterly installments starting November 14, 2011. In the event of termination by the Company's Chief Financial Officer within thirty days from an event of change of control, all outstanding unvested options shall vest immediately and shall remain outstanding for one year from the date of termination. Based on the assumptions below, the Company estimated the fair value of the options at $43,735.
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

d.
An aggregate of 1,274,277 options to purchase shares of common stock under and subject to the Company's 2007 Stock Incentive Plan and 113,113 shares of common stock under and subject to the Company's 2004 Stock Option Plan were granted to other employees of the Company and its subsidiaries.  Each such option is exercisable at $1.10 per share and expires seven years from the date of grant.  Of these options, 678,124 options were fully vested on the date of grant, and the remaining 709,266 options will vest in quarterly installments until September 2014. Based on the assumption below, the Company estimated the fair value of the options at $155,102.

D.
On December 15, 2011 one of the Company’s directors was granted options to purchase 166,581 shares of common stock under and subject to the Company's 2007 Stock Incentive Plan. Of these options, 76,581 options were fully vested on grant date, are exercisable at $1.10 per share and expire seven years from the date of grant and 90,000 options vest in equal monthly installments of 10,000 during a period of nine months from the date of grant, are exercisable at $1.22 per share and expire five years from the date of grant. Based on the assumptions below, the Company estimated the fair value of the options at $15,548.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 14 - Capital Structure (Cont.)

E.
On June 13, 2012, the Company granted, under and subject to the Company's 2007 Stock Incentive Plan, to one of NTSC's senior employees options to purchase 791,212 shares of common stock. The options are exercisable at $1.10 per share and expire seven years from the date of grant. On the date of grant, 197,803 of the options were fully vested and the remaining 593,409 of the options shall vest in equal installments over a period of ten quarters with the first quarterly installment vesting on June 30, 2013. The options are also subject to certain provisions which shall apply in the event of termination of employment. In the event of a change of control of the Company or the sale of most of its assets, any unvested and outstanding portion of the options shall immediately and fully vest.

F.
On December 13, 2012, the Company granted, under and subject to the Company's 2007 Stock Incentive Plan, to its employees options to purchase 153,468 shares of common stock. The options are exercisable at $1.10 per share and expire seven years from the date of grant. The options shall vest over a period of 4 years, 25% of the options after 12 months from the grant date and the remaining 75% of the options shall vest over the following 3 years in equal quarterly installments beginning 15 months from the grant date.

The following table presents warrant activity as of December 31, 2012 and changes during years than ended:

	Number of warrants	Weighted average exercise price

Warrants outstanding at December 31, 2010	5,793,368	$3.10
Cancelled or expired before the Rights Offering	(1,724,894)	$3.23
Adjustment of exercise price as a result of the Rights Offering (see note 14.1.C)	-	$(1.31)
Cancelled or expired after the Rights Offering	(398,090)	$2.32

Warrants outstanding and exercisable at December 31, 2011	3,670,384	$1.67
Cancelled or expired	(2,270,384)	$1.87

Warrants outstanding and exercisable at December 31, 2012	1,400,000	$1.35

The following table summarizes information about warrants vested and exercisable at December 31, 2012:

	Warrants vested and exercisable
Range price ($)	Number of warrants	Weighted average remaining contractual life (years)	Weighted average exercise price
$1.10	950,000	4.84	$1.10
$1.87	450,000	1.33	$1.87

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 14 - Capital Structure (Cont.)

2. Stock Option Plan

The Company has two stock option plans allowing the issuance of 13,500,000 shares. As of December 31, 2012, there were 3,519,296 shares available to be granted under these plans. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the valuation model are supported primarily by historical indicators and current market conditions. Volatility was calculated using the historical weekly close rate for a period of time equal to the expected term. The risk-free rate of return was determined by using the U.S. Treasury yield curve in effect at the time of grant. The expected term was calculated on an aggregated basis and estimated based on an analysis of options already exercised and any foreseeable trends or changes in recipients’ behavior. In determining the expected term, the Company considered the vesting period of the awards, the contractual term of the awards, historical average holding periods, stock price history, impacts from recent restructuring initiatives and the relative weight for each of these factors. The dividend yield was based on the latest dividend payments made on or announced by the date of the grant.

The following table summarizes the Company's weighted average assumptions used in the valuation of options for the years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011

Volatility	62.25%	50.7%
Risk-free interest rate	0.70%	1.2%
Dividend yield	0%	0%
Forfeiture rate	20%	20%
Expected life (years)	6.3	6.1

The Company's aggregate compensation cost for the years ended December 31, 2012 and 2011 totaled $283,435 and $404,513, respectively.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 14 - Capital Structure (Cont.)

The following table presents option activity under the Company's stock option plans as of December 31, 2012 and changes during years than ended:

	Number of options	Weighted average exercise price	Aggregate Intrinsic value

Options outstanding at December 31, 2010	5,677,000	$1.96	$113,528
Granted	3,895,356	$1.10
Exercised	-	$-
Cancelled or expired	(227,500)	$1.14

Options outstanding at December 31, 2011	9,344,856	$1.63	$-
Granted	944,680	$1.1
Exercised	-	-
Cancelled or expired	(388,737)	$1.26

Options outstanding at December 31, 2012	9,900,799	1.59	$-

Options vested and exercisable as of December 31, 2011	7,516,408	$1.75

Options vested and exercisable as of December 31, 2012	8,301,035	$1.68

Weighted average fair value of options granted in 2011		0.10

Weighted average fair value of options granted in 2012		0.31

There was no aggregate intrinsic value at December 31, 2012 and 2011 as the Company's stock price of $0.86 and $0.40 on December 31, 2012 and 2011, respectively, was below the exercise price of the outstanding stock options. As of December 31, 2012, there was $307,781 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes information about options vested and exercisable at December 31, 2012:

	Options vested and exercisable
Range price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
$1.10-$1.50	6,337,035	3.97	$1.11
$2.79	950,000	0.16	$2.79
$3.15-$3.50	480,000	1.61	$3.35
$5.00	534,000	2.16	$5.00

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 14 - Capital Structure (Cont.)

The following table summarizes information about options expected to vest after December 31, 2012:

	Options expected to vest
Range price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
$1.10-$1.50	1,599,764	5.72	$1.10

Note 15 - Earnings Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31, 2012
	Net loss	Weighted Average Shares	Per share amounts

Basic EPS:
Net loss	$(546,993)	41,186,596	$(0.01)

Effect of dilutive securities:
Options and warrants (*)	-	-	-
Diluted EPS:
Net loss	$(546,993)	41,186,596	$(0.01)

	Year Ended December 31 , 2011
	Net loss	Weighted Average Shares	Per share amounts
Basic EPS:
Net loss from continued operations	$(1,015,844)	24,363,212	$(0.04)

Loss from discontinued operations	(151,565)	-	(0.01)

Effect of dilutive securities:
Options and warrants (*)	-	-	-
Diluted EPS:
Net loss attributable to shareholders	$(1,167,409)	24,363,212	$(0.05)

(*) As of December 31, 2012 and 2011 the Company did not have any dilutive securities.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 16 - Related Party Transactions

	Years ended
	December 31,
	2012	2011

Guy Nissenson
Salary and fees	$548,699	$455,679

Dionysos Investments (1999) Limited:
Fees	$-	$152,400

Guy Nissenson Employment and Severance Agreement

On March 6, 2012, the Company entered into an Employment and Severance Agreement (the “Employment and Severance Agreement”), which became effective on April 1, 2012, with Mr. Nissenson, the Company’s Chairman of the Board, President, CEO and significant shareholder. The Employment and Severance Agreement supersedes the following prior agreements between the Company and Mr. Nissenson: (i) Employment Agreement, dated June 30, 2010; (ii) Consulting Agreement, dated March 28, 2007, as amended on June 30, 2010; and (iii) Severance Agreement, dated September 20, 2010 (collectively, the “Prior Agreements”).

The Employment and Severance Agreement provides that Mr. Nissenson shall serve as the President and CEO of NTSI, and as the Chairman and CEO of NTSC.

The Employment and Severance Agreement was entered into primarily to provide for relocation benefits for Mr. Nissenson in his relocation from Israel to Texas. The Employment and Severance Agreement is on substantially similar terms to the Prior Agreements; provided, however that the Employment and Severance Agreement also provides for (i) the employment of Mr. Nissenson as Chairman and CEO of NTSC, (ii) certain relocation benefits, and (iii) a change in seniority related to the severance pay calculation that references Mr. Nissenson’s initial employment in 1999.

The initial term of the Employment and Severance Agreement is five years, beginning on April 1, 2012.  The term shall be automatically renewed for additional terms of three years for as long as the Employment and Severance Agreement is in effect.

Financial Services and Business Development Consulting Agreement with Dionysos Investments (1999) Ltd.

On November 18, 2004, the Company entered into a Financial Services and Business Development Consulting Agreement with Dionysos Investments (1999) Ltd., an Israeli company (as amended on February 8, 2007, January 15, 2009 and December 27, 2010, the “Dionysos Agreement”).  Mr. Haim Nissenson, a former consultant of the Company and father of Mr. Guy Nissenson, the Company’s Chairman of the Board, President and Chief Executive Officer, is the Managing Director of Dionysos Investments (1999) Ltd. (“Dionysos”). Dionysos is owned and controlled by certain members of the Nissenson family, other than Mr. Guy Nissenson. Under the Dionysos Agreement, Dionysos agreed to assist us in connection with services related to financial activities, financial reports, mergers & acquisitions and other business development work. In return for the services, Dionysos was compensated as follows: (i) a monthly fee in the amount of $12,700; (ii) reimbursement for certain expenses: and (iii) success fee relating to certain investments in us made by Israeli investors. Pursuant to a mutual agreement of same date, on April 27, 2011, the Dionysos Agreement was terminated, effective December 31, 2011.

Note 17 - Economic Dependency and Credit Risk

Approximately 56.4% and 60.8% of the Company's purchases are from one supplier for the year ended December 31, 2012 and 2011, respectively.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 18 – Buy-back plan

The Board of Directors of the Company adopted a buy-back plan (the “Plan”), effective as of February 13, 2012, according to which the Company was allowed, from time to time, to repurchase its Bonds which are traded on the TASE.

Under the Plan the Company was authorized to repurchase Bonds for up to a total amount of NIS 5 million (approximately USD 1.35 million) in transactions on the TASE or outside the TASE, until December 31, 2012. Any repurchases of the Bonds were financed from the Company’s internal sources. The Board of Directors has authorized the Company’s management  to manage the performance of repurchases according to the Plan, including the conduct of negotiations, at such times, scopes, prices and other terms as management deems fit. The timing, amounts and terms of any Bonds repurchased by the Company were determined, at the discretion of management, based on market conditions, opportunities, economic advisability and other customary criteria and factors.

Repurchases of the Bonds were carried out by the Company and/or its subsidiaries, either directly and/or through a third party. The Board of Directors' resolution was not a commitment to repurchase any Bonds under the Plan.

On July 4, 2012, NTSC, the Company’s wholly-owned subsidiary, purchased pursuant to the Plan, in a single transaction outside the TASE, NIS 1,339,310 in par value of Bonds at an aggregate purchase price of NIS 1,091,538 (approximately $278,596). On September 23, 2012, NTSC purchased pursuant to the Plan, in several transactions on the TASE, additional NIS 1,062,528 in par value of Bonds at an aggregate purchase price of NIS 838,228 (approximately $215,649). Pursuant to the indenture governing the Bonds, any Bonds purchased by a subsidiary of the Company (as opposed to Bonds repurchased by the Company itself) are not canceled or removed from trading on the TASE. The gain on the Bonds purchased by NTSC is $221,643.

The Plan expired on December 31, 2012.

Note 19 – Amendments to Articles of Incorporation and Bylaws

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

On November 5, 2012, the board of directors approved and adopted the Reamended and Restated Bylaws of the Company (the ”Bylaws“). The Bylaws were amended to, among other things, increase the maximum authorized number of directors on the board of directors from eight (8) to nine (9) and to further provide that the number of directors may be fixed from time to time by resolution upon the affirmative vote of not less than 75% of the directors provided that no decrease in the number of directors shall shorten the term of any incumbent directors.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 20- Legal proceedings

1.	Eliezer Tzur et al. vs. 012 Telecom Ltd. et al.

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), the Company’s former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to us (collectively with Xfone 018, the “Defendants”), in the Central District Court, Israel (the “Israeli Court”). The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by customers to the Defendants’ respective technical support centers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost of such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,009,108) which reflects the Petitioners’ estimation of damages caused to all customers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the instructions of the Israeli Court was supplemented on May 3, 2011 and amended on July 18, 2011 and on March 21, 2012 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services who called its telephone service center from July 4, 2004 until February 21, 2010, due to a problem with the international calling services, and were charged for such calls. The compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one-time special reward in the amount of NIS 10,000 (approximately $2,679) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $10,715) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court. On April 30, 2012, the Israeli Court appointed a CPA as an examiner to review and assess the Settlement Agreement (the “Examiner”). The Examiner was instructed to advise the Israeli Court whether in his opinion the Settlement Agreement is reasonable. On October 18, 2012 the Examiner submitted his assessment to the Israeli Court. According to the Examiner's assessment, there are a number of impediments that will deter the Represented Group from making use of the right to a free call described above including the low value of the call and its limited utility. According to the Examiner, the appropriate solution would have been to compensate the specific affected customers for the damage caused. However, since the Examiner recognizes that, pursuant to Xfone 018's claims, the foregoing solution is impractical, the Examiner proposes to consider revising the manner in which the alleged damage, which he estimates at NIS 98,000 (approximately $26,252), will be paid for by Xfone 018. Following the Examiner's assessment, Xfone 018 and Mr. Sharvit have agreed to amend the Settlement Agreement, by giving the Israeli Court the discretion to decide whether Xfone 018 shall grant the free call benefit described above or donate a sum of NIS 49,000 (approximately $13,126) to Ezer  Mizion, a non-profit organization (“Ezer Mizion”) (the “Amended Settlement Agreement”). The Amended Settlement Agreement has been submitted to the Israeli Court, which ruled that a notice to the general public concerning the Amended Settlement Agreement shall be published in two daily papers. The said notices have been published and the period for submitting objections to the Amended Settlement Agreement has not expired yet. The Israeli Court is expected to approve the Amended Settlement Agreement and make a final decision regarding the two foregoing alternatives after said period expires.

On May 14, 2010, the Company entered into an agreement (including any amendment and supplement thereto, the “Agreement”) with Marathon Telecom Ltd. for the sale of the Company’s majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, we are fully and exclusively liable for any and all amounts, payments or expenses incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Agreement provides that we shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, we shall bear only the cost of such services). Section 10 of the Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with us and with mutual assistance. It is agreed between us and Xfone 018 that subject to and upon the approval of the Amended Settlement Agreement by the Israeli Court, we shall bear and/or pay: (i) the costs of the free call benefit or donation described above; (ii) the Reward; (iii) the Attorneys Fee; (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $20,091); and (v) any other related costs (such as publication expenses and the Examiner's fees).

In the event the Amended Settlement Agreement is not approved by the Israeli Court, Xfone 018 intends to vigorously defend the Class Action Request.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 and 2011

Note 21 – Legal proceedings (Cont.)

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

On November 28, 2012 all claims were settled at mediation in which we agreed to pay $150,000 plus attorneys’ fees to the Petitioners. The suit was dismissed with prejudice on January 3, 2013

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)           Management’s Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer have concluded that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, to allow for timely decisions regarding required disclosure of material information required to be disclosed in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives and our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)           Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to a permanent exemption from the auditor’s attestation requirement provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that requires us to provide only management’s report in this Annual Report.

(c)           Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Board Structure

Our Bylaws provide that the Board will consist of not less than 2 and nor more than 9 members as fixed from time to time by resolution upon the affirmative vote of not less than 75% of the members of the Board; provided that no decrease in the number of directors shall shorten the term of any incumbent directors. Our Board has fixed the number of directors at 9 and we currently have 9 directors in office.

Directors are elected and/or re-elected at the annual meeting of stockholders by a plurality of votes and a separate vote for the election and/or re-election of directors shall be held at each annual meeting for each directorship having nominees for election and/or re-election at such annual meeting. A director may resign at any time by delivering his/her resignation to the Chairman of the Board, such resignation to specify whether it will be effective at a particular time, upon receipt or at the pleasure of the Board (if no such specification is made, it shall be deemed effective at the pleasure of the Board). Vacancies on the Board may be filled by the affirmative vote of not less than 75% of the remaining members of the Board, and each director so chosen shall hold office until the next annual meeting of shareholders and/or until his/her respective successors shall have been duly elected and qualified or until his/her earlier resignation, removal or death. Any director may be removed by the affirmative vote of not less than 90% of the outstanding shares of the Company then entitled to vote, with or without cause, at any time, at a special or an annual meeting of stockholders, or by a written consent.

Each of our directors has agreed that for as long as such director serves on the Board no such director will solicit, encourage, initiate and/or support the solicitation by others, of proxies in connection with the election of new directors to our Board.

All incumbent directors will stand for re-election at the 2013 annual meeting.

Directors and Executive Officers

The following table lists the current members of the Board and executive officers and their current positions with us as of March 20, 2013. Our Board elects our executive officers. Biographical information for each such person is provided below.

Name	Age	Director / Officer

Guy Nissenson	38	Director, President and Chief Executive Officer since our inception and Chairman of the Board since March 12, 2012. A non-voting member of our Nominating and Corporate Governance Committee.
Niv Krikov	42	Treasurer and Chief Financial Officer since August 13, 2007 and Principal Accounting Officer since May 9, 2007.
Shemer S. Schwarz*	38	Director since December 19, 2002 and a member of our Audit Committee and our Nominating and Corporate Governance Committee.
Arie Rosenfeld*	68	Director since January 16, 2009 and the Chairman of our Compensation Committee.
Timothy M. Farrar*	44	Director since December 27, 2010 and a member of our Compensation Committee.
Alan L. Bazaar*	43	Director since December 20, 2012 and the Chairman of our Audit Committee.
Don Carlos Bell III*	44	Director since December 20, 2012 and a member of our Audit Committee.
Andrew J. MacMillan*	65	Director since December 20, 2012 and the Chairman of our Nominating and Corporate Governance Committee.
Jeffrey E. Eberwein*	42	Director since December 20, 2012 and a member of our Compensation Committee and Nominating and Corporate Governance Committee.
Richard K. Coleman, Jr.*	56	Director since December 20, 2012.
________________________

* An Independent Director.

Mr. Guy Nissenson has been our President, Chief Executive Officer and Director since our inception and the Chairman of our Board since March 12, 2012. Since December 27, 2012 Mr. Nissenson serves as a non-voting member of our Nominating and Corporate Governance Committee. Mr. Nissenson has been the Chairman of the Board of our wholly-owned subsidiaries, Xfone USA and NTS Communications, since March 2005 and February 2008, respectively and President and Chief Executive Officer of Xfone USA and NTS Communications since October 19, 2012 and April 1, 2012, respectively. Mr. Nissenson also serves as a director and/or officer or in other equivalent capacities of certain subsidiaries of Xfone USA and NTS Communications. Mr. Nissenson was a Marketing Manager of RADA Electronic Industries Ltd. from 1997 to 1998. Mr. Nissenson was an Audit and Control Officer with the rank of Lieutenant of the Israel Defense Forces - Central Drafting Base and other posts from 1993 to 1997. Mr. Nissenson received a Bachelor of Science in Business Management from Kings College - University of London and a Master of Business Administration in International Business from Royal Holloway at the University of London, United Kingdom. As one of our founders, as well as our Chairman, President and Chief Executive Officer, Mr. Nissenson is a key member of our Board. Mr. Nissenson’s business aptitude, experience, and leadership have helped us to focus on growth opportunities for our business and qualify him to serve as a director.

Mr. Niv Krikov has served as our Principal Accounting Officer since May 9, 2007, and on August 13, 2007 he was also appointed as our Treasurer and Chief Financial Officer. From December 27, 2010 until December 20, 2012, he served as a member of our Board. From March 2007 until August 2007, Mr. Krikov served as our Vice President Finance. Since August 15, 2009, Mr. Krikov has served as an Executive Vice President of NTS Communications and on April 1, 2012 he also became the Treasurer and Chief Financial Officer of NTS Communications. Since October 19, 2012 Mr. Krikov has served as Treasurer and Chief Financial Officer of Xfone USA. On July 29, 2010, Mr. Krikov became a member of the Board of Directors of NTS Communications and Xfone USA. Mr. Krikov also serves as a director and/or officer or in other equivalent capacities of certain subsidiaries of Xfone USA and NTS Communications. Prior to joining us, Mr. Krikov held diverse financial and accounting positions in various companies. Mr. Krikov was a Corporate Controller of Nur Macroprinter Ltd. from 2005 to 2007. Mr. Krikov served as a Controller and later Credit and Revenues Manager of Alvarion Ltd. (NASDAQ: ALVR) from 2002 to 2005. Prior to that, from 1997 to 2001, Mr. Krikov was an Auditor at the Israeli public accounting firm of Kost Forer Gabbay & Kasierer, an affiliate of Ernst & Young LLP. Mr. Krikov holds a Bachelor in Administration in Economics and Accounting from the Tel Aviv University and a Master of Laws from the Faculty of Law at the Bar Ilan University in Israel. Mr. Krikov is a CPA in Israel.

Mr. Shemer S. Schwarz has been a member of our Board since December 19, 2002. Since November 24, 2004 Mr. Schwarz serves as a member of our Audit Committee and since December 27, 2012 as a member of our Nominating and Corporate Governance Committee. Mr. Schwarz previously served as a member of our Compensation Committee from December 30, 2007 until December 27, 2012. Mr. Schwarz was a director of Xfone 018, a former subsidiary of ours, from April 2004 until August 2010 and was a director of Xfone USA from March 2005 until February 2008. Since December 2011, Mr. Schwarz serves as co-founder and Chief Technical Officer of EatWith Ltd., an Internet startup located in Tel-Aviv, Israel. From 2003 to 2008, Mr. Schwarz was the co-founder and research and development expert of XIV Ltd., a data storage startup company located in Tel-Aviv, Israel. XIV Ltd. was acquired by IBM in 2008 and since then until 2011 Mr. Schwarz led the research and development of the XIV storage project at IBM. From November 2001 to March 2003, Mr. Schwarz had been an Application Team Leader of RF Waves Ltd., an Israel based high technology company in the field of wireless communication. From 1996 to 2001, Mr. Schwarz was a Captain in the Research and Development Center of the Israel Defense Forces Intelligence. Mr. Schwarz received a Bachelor of Science in Physics and Mathematics from the Hebrew University in Jerusalem. Mr. Schwarz received a Master in Computer Science and a Master of Business Administration from the Tel Aviv University. Mr. Schwarz’s experience in communications and technology oriented organizations, as well as his analytical skills and education, qualify him to serve as a director.

Mr. Arie Rosenfeld has been a member of our Board since January 16, 2009. Since December 27, 2012 Mr. Rosenfeld serves as the Chairman of our Compensation Committee. Mr. Rosenfeld previously served as the Chairman of our Audit Committee (on an interim basis) from March 12, 2012 until December 27, 2012, and as a member of our Nominating Committee from September 19, 2010 until December 27, 2012. From 2008 to 2010, Mr. Rosenfeld served as the Chairman of Software Imaging Ltd., an imaging software company in Oxford, U.K. Since 2000, Mr. Rosenfeld serves as managing partner of DOR Ventures s.c.a., a venture capital fund based in Brussels, Belgium. Since 1996, Mr. Rosenfeld serves as a strategic consultant to Dainippon Screen Manufacturing Co. Ltd., a company providing manufacturing equipment to the semiconductor and graphic industries, based in Kyoto, Japan. From 2005 to 2008, Mr. Rosenfeld served as Chairman of Printar Ltd., manufacturer of digital printing equipment for the PCB industry, based in Rehovoth, Israel. From 1997 to 2007, Mr. Rosenfeld served as Chairman of the Board of XAAR plc, a supplier of ink-jet heads to industrial printer manufacturers in Asia, Europe and the U.S., based in Cambridge, U.K. (LSE: XAR). From 1988 to 1995, Mr. Rosenfeld served as President, Chief Executive Officer and a director of Scitex Corporation Ltd., a multi-national company providing visual information communication products for the graphic arts and digital printing industries, headquartered in Israel. Scitex Corporation Ltd. was later sold to Creo Products Inc. of Vancouver, Canada. Mr. Rosenfeld holds a Bachelor of Science in Electronics Engineering from the Technion Institute of Technology in Haifa, Israel and a Master of Business Administration from INSEAD in Fontainebleau, France. Having served as the leader of numerous multinational technology oriented companies, Mr. Rosenfeld's background, financial knowledge and managerial expertise qualify him to serve as a director.

Dr. Timothy M. Farrar has been a member of our Board since December 27, 2010. Since December 27, 2012 Dr. Farrar serves as a member of our Compensation Committee. Dr. Farrar previously served as the Chairman of our Nominating Committee from March 12, 2012 until December 27, 2012. Since 2002, Dr. Farrar has served as the President of Telecom, Media and Finance Associates, Inc., a consulting and research firm specializing in telecommunications strategy and market analysis. Since 2006, Dr. Farrar has also served as the President of the Mobile Satellite Users Association, an industry association in satellite communications. From 1995 to 2002, Dr. Farrar was a consultant holding progressively more senior roles at Analysys Consulting, a telecom strategy consultancy based in the UK. Dr. Farrar led the expansion of Analysys into the US, setting up the company’s first US office in the San Francisco Bay Area in 1999, and developing a multi-million dollar new business pipeline from the US between 1997 and 2002. From 1993 to 1995, Dr. Farrar worked as a system engineer for Smith System Engineering in the UK, specifying and developing a range of simulations, databases, and data communications software for various government agencies. Dr. Farrar has a Master of Arts in Mathematics and a Ph.D. in Operations Research from the University of Cambridge, UK. Dr. Farrar’s broad experience in telecommunications, technology, and strategy qualify him to serve as a director.

Alan L. Bazaar has been a member of our Board since December 20, 2012 and since December 27, 2012 serves as the Chairman of our Audit Committee. Mr. Bazaar is a Partner and Co-CEO of Hollow Brook Wealth Management LLC where he is responsible for investment research and portfolio management having served in this position since 2010.  From 1999 until 2010, Mr. Bazaar was a Managing Director and Portfolio Manager at Richard L. Scott Investments, LLC where he co-managed the public equity portfolio and was responsible for all aspects of the investment decision-making process including all elements of due diligence. From 2004 until 2008, Mr. Bazaar served on the board of Media Sciences International, Inc. and during his tenure served at various times on its Audit Committee, Compensation Committee and Nominating and Governance Committee.  Mr. Bazaar was formerly a director of Airco Industries, Inc., a privately held manufacturer of aerospace products and was with Arthur Andersen LLP in the Assurance and Financial Buyer's Practices group and in their Business Fraud and Investigation Services Unit. Mr. Bazaar received an undergraduate degree in History from Bucknell University and a Master of Business Administration from the Stern School of Business at New York University.  Mr. Bazaar is also a Certified Public Accountant. Mr. Bazaar’s financial and accounting expertise qualify him to serve as a director.

Don Carlos Bell III has been a member of our Board since December 20, 2012 and since December 27, 2012 serves as a member of our Audit Committee. Mr. Bell is a telecom and technology entrepreneur and investor.  Since 2011, Mr. Bell has been a private investor, and serves as General Partner of Tidal Capital, an investment fund majority owned by the Bell family and focused on Internet communications investments.  From 2007 until 2011, Mr. Bell served as the President/CEO and owner of Tidal Research, an Internet advertising company he founded and subsequently sold.  During the ten years prior to launching Tidal Research, Mr. Bell was a senior executive with two portfolio companies of Goldman Sachs Capital Partners (IPC Systems and Clearwire), and a member of the Investment Banking Division of Goldman Sachs Group.  At IPC Systems, a telecom products and services company serving clients in 40 countries, Mr. Bell served as Senior Vice President of Marketing and Corporate Development and as head of worldwide product development. At Clearwire, a wireless broadband services provider, Mr. Bell served as Vice President and led the company’s business development and product development functions prior to the sale of the company from Goldman Sachs Capital Partners to Craig McCaw. Mr. Bell holds a BA in Classics, with honors, from St. John’s College and a Master of Business Administration in Finance from the Wharton School, University of Pennsylvania. Mr. Bell’s investment banking experience together with his experience serving in senior executive positions in Goldman Sachs portfolio companies in the telecom field as well as his experience as a technology entrepreneur and investor qualify him to serve as a director.

Andrew J. MacMillan has been a member of our Board since December 20, 2012 and since December 27, 2012 serves as the Chairman of our Nominating and Corporate Governance Committee. Mr. MacMillan is a corporate communications professional with 18 years of corporate communications experience in the global securities industry, plus 18 years of direct investment banking and related experience. Since 2010, Mr. MacMillan serves as an independent management consultant providing marketing and communications advisory to clients. Prior to that from 2007 until 2010 Mr. MacMillan served as Director, Global Communications & Marketing of AXA Rosenberg, a leading equity asset management firm. Prior to that Mr. MacMillan served in a variety of corporate communication roles including Senior Vice President of Corporate Communications & Government Affairs at Ameriprise Financial, Head of Corporate Communications (Americas) at Barclays Capital, Senior Vice President of Corporate Communications of The Nasdaq Stock Market and Director of Corporate Communications at Credit Suisse First Boston. Mr. MacMillan previously served as an investment banker, acquisition officer, and consultant directly involved with capital raising, acquisitions, and financial feasibility studies. Mr. MacMillan holds a BS in Industrial Engineering from the University of Iowa and a Masters in Business Administration from Harvard. Mr. MacMillan’s corporate communications and investment banking expertise qualify him to serve as a director.

Jeffrey E. Eberwein has been a member of our Board since December 20, 2012 and since December 27, 2012 serves as a member of our Compensation Committee and Nominating and Corporate Governance Committee. Mr. Eberwein is the founder and chief executive officer of Lone Star Value Investors, LLC, an investment firm. Prior to founding Lone Star in January 2013, Mr. Eberwein was a private investor from December 2011 to December 2012. He was a portfolio manager at Soros Fund Management from January 2009 to December 2011 and Viking Global Investors from March 2005 to September 2008. Mr. Eberwein is chairman of the board of Digirad, Inc. and is also a director of The Goldfield Corporation, Aetrium, Inc., and On-Track Innovations, Ltd., all of which are public companies. Mr. Eberwein serves on the audit and compensation committee of On-Track Innovations, Ltd. Mr. Eberwein is also the treasurer and serves on the executive committee of the Board of Hope for New York, a 501(c)(3) organization dedicated to serving the poor in New York City. Mr. Eberwein earned an MBA from The Wharton School, University of Pennsylvania and a BBA with high honors from The University of Texas at Austin. Mr. Eberwein’s valuable public company and financial expertise, gained from both his employment history and directorships qualify him to serve as a director.

Richard K. Coleman, Jr. has been a member of our Board since December 20, 2012. Mr. Coleman is a private investor and technological advisor. Since 1998 Mr, Coleman has been the founder and President of Rocky Mountain Venture Services (RMVS) assisting multiple technology companies to plan and launch new business ventures and restructuring initiatives. Mr. Coleman currently serves on the boards of Aetrium, Inc. and On Track Innovations, Inc.. Mr. Coleman served in a variety of senior operational roles including CEO of Vroom Technologies, COO of Metronet Communications, and President of US West Long Distance. He also held significant officer level positions with Frontier Communications, Centex Telemanagement, and Sprint Communications. Mr. Coleman served on a number of private, public, and non-profit boards including Colorado’s Internet and Telecommunications Alliance, ZenAstra Photonics, NxGen Networks, Inc, NY State Education and Research Network, Rochester Museum of Science and Technology.  Mr. Coleman is a graduate of the USAF Academy and the USAF Communications Systems Officer School and also holds a Masters in Business Administration from Golden Gate University.  Mr. Coleman's operational telecom experience and expertise qualify him to serve as a director.

Significant Employees

Mr. Brad Worthington is Executive Vice President and Chief Operating Officer of NTS Communications. Mr. Worthington had been a member of the Board of Directors of NTS Communications from 1994 through 2008, and its President and Chief Executive Officer from 2009 through 2012. Mr. Worthington received his B.S. Ed. From Texas State University in 1987 and his J.D. from Texas Tech University School of Law in 1990.  He is licensed to practice law in the State of Texas.  Mr. Worthington is a member of the State Bar of Texas, the American Bar Association, and the Lubbock County Bar Association. He is admitted to practice in the Federal District Court for the Northern District of Texas.  Mr. Worthington served as General Counsel for NTS Communications from 1990 until 2000.  As General Counsel, Mr. Worthington was responsible for advising senior staff on various legal and regulatory issues, preparation and review of contracts, contract and business development. Mr. Worthington was named Executive Vice President in 1994 and Chief Operating Officer in 2000.

Mr. Tal Sheynfeld is Executive Vice President - Business Development of NTS Communications. Mr. Sheynfeld joined NTS Communications in 2012. From September 2005 until February 2012, Mr. Sheynfeld was a director with ICON Investments. At ICON Investments Mr. Sheynfeld was responsible for sourcing, analyzing, and managing portfolio investments. Through the tenure at ICON Investments Mr. Sheynfeld worked with various telecommunications, precious metals, flexible packaging, and other manufacturing companies. Mr. Sheynfeld received a Bachelor of Science Degree in Finance from Adelphi University.

Committees of the Board

Audit Committee

On November 24, 2004, our Board established an Audit Committee. The Audit Committee is currently composed of three directors who were appointed on December 27, 2012: Messrs Alan Bazaar (Chairman), Shemer Schwarz and Don Bell III. All three committee members satisfy the independence requirements of the U.S. Securities and Exchange Commission (the “Commission” or “SEC”) and the NYSE MKT and are considered independent directors.

The primary purpose of the Audit Committee is to oversee our accounting and financial reporting processes, to oversee the audits of our financial statements, and to oversee the performance of the Company’s internal audit function. The Audit Committee also reviews and approves among other things the qualifications, independence, performance, and the engagement and compensation of our independent auditors. In addition, the Audit Committee reviews and approves any related party transactions.

The Audit Committee is governed by a charter which was originally adopted by the Board on November 24, 2004 and most recently amended on January 17, 2013. A copy of the current charter of the Audit Committee (as amended) is available on our website, at www.ntscom.com.

Audit Committee Financial Expert

The Board has determined that Mr. Alan Bazaar is an “audit committee financial expert” as that term is defined by the SEC and the NYSE MKT Company Guide, and is “independent” from our management as that term is defined under the NYSE MKT Company Guide.

Nominating and Corporate Governance Committee

On December 30, 2007, our Board established a Nominating Committee which was renamed the Nominating and Corporate Governance Committee on January 17, 2013. The Nominating and Corporate Governance Committee is currently composed of four directors who were appointed on December 27, 2012: Messrs Andrew MacMillan (Chairman), Shemer Schwarz, Jeffrey Eberwein and Guy Nissenson. Messrs MacMillan, Schwarz and Eberwein satisfy the independence requirements of the SEC and the NYSE MKT and are considered independent directors. Mr. Nissenson, our Chairman, President and CEO, is a non-voting member of the Nominating and Corporate Governance Committee.

The primary functions of the Nominating and Corporate Governance Committee are to assist the Board by identifying individuals qualified to become Board members, to recommend to the Board the director nominees for our annual meetings of stockholders and the candidates to fill vacancies in the Board, recommend to the Board director nominees for each Board committee, recommend corporate governance principles, codes of conduct and ethics and compliance mechanisms and provide oversight in the evaluation of the Board and each Board committee.

The Nominating and Corporate Governance Committee is governed by a charter which was originally adopted by the Board on December 30, 2007 and most recently amended on January 17, 2013. A copy of the current charter of the Nominating and Corporate Governance Committee (as amended) is available on our website, at www.ntscom.com.

In addition to its charter, the Nominating and Corporate Governance Committee operates in accordance with our Policy Regarding Shareholder Recommendations and Nominations for Director Candidates (the “Policy”), which was adopted by the Board on January 15, 2009. A copy of the Policy is available on our website, at www.ntscom.com.

Under the charter and Policy, the Nominating and Corporate Governance Committee considers candidate recommendations submitted to us by any relevant source, including recommendations submitted by our stockholders in accordance with the Policy, management and relevant third parties. Candidate recommendations submitted by our stockholders shall be considered by the Nominating and Corporate Governance Committee in the same manner as candidates recommended to the Nominating and Corporate Governance Committee from other sources.

In evaluating nominees, the Nominating and Corporate Governance Committee considers such factors as it deems appropriate, such as the current Board composition and whether the candidate would qualify as independent, as well as the diversity of the candidate including the candidate’s experience and skills, professional and personal ethics and values, professional commitments, and the existence of any conflicts of interests.

Stockholders may recommend director candidates by submitting the recommendation in writing by letter to NTS, Inc., Attention: Corporate Secretary, at our offices at 5307 W. Loop 289, Lubbock, Texas 79414, Fax: (806)-788-3398 / Email: info@ntscominc.com. Such written letter must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, information regarding any relationships between us and the candidate within the last 3 years, and a written indication by the recommended candidate of her/his willingness to serve. Such recommendations must also include a statement from the recommending shareholder in support of the candidate, particularly within the context of the criteria for Board membership, as described in the charter, including issues of character, integrity, judgment, diversity of experience, independence, area(s) of expertise, corporate experience, length of service, potential conflict(s) of interest and other commitments, and personal references.

Compensation Committee

On December 30, 2007, our Board established a Compensation Committee. The Compensation Committee is currently composed of three directors who were appointed on December 27, 2012: Messrs Arie Rosenfeld (Chairman), Timothy Farrar and Jeffrey Eberwein. All three committee members satisfy the independence requirements of the SEC and the NYSE MKT and are considered independent directors. In addition, each member is a “nonemployee director,” within the meaning of Rule 16b-3 issued by the SEC, and an “outside director,” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

The Compensation Committee was created to assist the Board in the discharge of its responsibilities with respect to the compensation of our directors and executive officers. The Compensation Committee reviews and recommends to the Board the corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other executive officers as well appropriate compensation programs for members of the Board, reviews and recommends to the Board employment agreements and other significant transactions with executive officers and assesses our compensation policies applicable to executive officers and directors. The Compensation Committee has full authority to hire independent compensation consultants and other advisors to assist in the design, formulation, analysis and implementation of compensation programs for our executive officers. The Compensation Committee did not engage compensation consultants during the fiscal year ended December 31, 2012.

The Compensation Committee is governed by a charter which was originally adopted by the Board on December 30, 2007 and most recently amended on January 17, 2013. A copy of the charter of the Compensation Committee (as amended) is available on our website, at www.ntscom.com.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding 10% or more of our common stock must report on their ownership of the common stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2012, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis except with respect to a filing of Form 3 of Mr. Eberwein which was filed on February 14, 2013 and a filing of Form 3 and Form 3/A of Mr. Coleman which were filed on February 14, 2013 and March 7, 2013, respectively.

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

The Code was previously filed on a Current Report on Form 8-K which we filed with the Commission on August 15, 2006, and is also available on our website at www.ntscom.com. A copy of the Code will be provided at no cost upon written request to: NTS, Inc., 5307 W Loop 289 Lubbock, TX 79414 USA.

Whistleblower Policy

Our Board adopted a whistleblower policy (the “Whistleblower Policy”) effective as of August 15, 2006 and amended on May 9, 2007. The Whistleblower Policy establishes procedures for employees, stockholders, or other interested parties of the Company to submit accounting, audit, legal or regulatory concerns. The Whistleblower Policy provides for submission of such concerns to the Audit Committee or designated members of management who will forward the concern to the Audit Committee. After consulting with management of the Company, the Audit Committee will then determine whether to investigate the concerns and forward that determination to the Chief Executive Officer and management of the Company. The Whistleblower Policy stipulates that the Audit Committee and management may not discriminate or retaliate against an individual who submits such concerns. The Whistleblower Policy is available on our website at www.ntscom.com. A copy of the Whistleblower Policy will be provided at no cost upon written request to: NTS, Inc., 5307 W Loop 289 Lubbock, TX 79414 USA.

Insider Trading Policy

Our Board adopted an insider trading policy (the “Insider Trading Policy”) effective as of January 26, 2011. The Insider Trading Policy establishes guidelines and procedures for the trading of Company securities by officers, directors, employees and consultants (“Insiders”). Among others, the Insider Trading Policy establishes prohibitions on insider trading, tipping, short term trading and short sales; provides for quarterly black-out restrictions on trading and guidelines for establishment of Rule 10b5-1 trading plans. The Insider Trading Policy encourages Insiders who wish to trade in Company securities to consult with the General Counsel of the Company prior to trading. The Insider Trading Policy is available on our website at www.ntscom.com. A copy of the Insider Trading Policy will be provided at no cost upon written request to: NTS, Inc., 5307 W Loop 289 Lubbock, TX 79414 USA.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation earned during fiscal 2012 and 2011 by our named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Guy Nissenson, Chairman of the Board, President, and CEO	2012	415,083		-	-				-	85,500	(4)	500,583
	2011	113,679	(2)	-	-	131,743	(3)		-	365,284	(4)	610,706

Niv Krikov, Treasurer, CFO and Principal Accounting Officer	2012	196,822	(5)	-	-			-	-	-		196,822
	2011	198,137	(5)	-	-	43,735	(6)	-	-	-		241,872
________________________

(1)
Reflects the aggregate grant date fair value of stock options granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 14 to our audited consolidated financial statements included in this Annual Report.

(2)
On June 30, 2010, we and Mr. Nissenson entered into an employment agreement (the “2010 Employment Agreement”) pursuant to which Mr. Nissenson was employed by us as our President and CEO, effective as of April 1, 2010. Pursuant to the 2010 Employment Agreement, Mr. Nissenson was paid an annual gross salary of $78,000 in equal monthly payments of $6,500 each. The 2010 Employment Agreement was terminated and replaced on April 1, 2012, as more fully described in Section A under Item 13 below.

(3)
In connection with the consummation of our Rights Offering on November 2, 2011, Mr. Nissenson was granted, under and subject to our 2004 Stock Option Plan (the “2004 Plan”), options to purchase 1,642,379 shares of our common stock, fully vested, exercisable at $1.10 per share and expiring 5 years from the date of grant. Assumptions for the valuation of the grant is disclosed in Note 14.2 of Item 8.

(4)
In 2007, we entered into a consulting agreement with Mr. Nissenson (as amended in 2010 by the First Amendment, the “Nissenson Consulting Agreement”). In consideration of the performance of the services pursuant to the Nissenson Consulting Agreement, effective as of April 1, 2010, we agreed to pay Mr. Nissenson a fee of $28,500 per month. In 2012 and 2011 Mr. Nissenson was paid fees in the aggregate amount of $85,500 and $342,000, respectively. Under the Nissenson Consulting Agreement, we acknowledged that in order to render the services pursuant to the Nissenson Consulting Agreement, Mr. Nissenson may be required to travel frequently around the world. Therefore, in order to enable Mr. Nissenson to have a normal family life we agreed to bear certain expenses which are related to Mr. Nissenson's spouse and children. In 2012 and 2011 we incurred airfare expenses for the travels of Mr. Nissenson’s wife and children in amounts less than $10,000 and $23,284, respectively. The Nissenson Consulting Agreement was terminated and replaced on April 1, 2012, as more fully described in Section A under Item 13 below.

(5)	Mr. Krikov's employment agreement is described below.

(6)
In connection with the consummation of our Rights Offering on November 2, 2011, Mr. Krikov was granted, under and subject to our 2007 Stock Incentive Plan (the “2007 Plan”), options to purchase 391,212 shares of our common stock, exercisable at $1.10 per share and expiring 7 years from the grant date. 37.5% of the options vested on the date of grant. The remaining 62.5% of the options shall vest in equal installments over a period of 10 quarters with the first quarterly installment vesting on November 14, 2011. In the event of a change of control of the Company, any unvested and outstanding portion of the options shall immediately and fully vest.  Assumptions for the valuation of the grant is disclosed in Note 14.2 of Item 8.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth certain information concerning option awards and stock awards held by our named executive officers as of December 31, 2012. Our named executive officers did not hold any stock awards as of December 31, 2012.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)

Guy Nissenson	1,500,000	(1)	–		–	1.10	February 15, 2015	–	–	–	–
	1,642,379	(2)				1.10	November 2, 2016

Niv Krikov	275,000	(3)	125,000	(3)	–	1.10	February 15, 2017	–	–	–	–
	268,960	(4)	122,252	(4)		1.10	November 2, 2018
________________________

(1)
On February 15, 2010, Mr. Nissenson was granted, under and subject to our 2007 Plan, options to purchase 1,500,000 shares of our common stock, fully vested, exercisable at $1.10 per share and expiring 5 years from the date of grant.

(2)
In connection with the consummation of our Rights Offering on November 2, 2011, Mr. Nissenson was granted, under and subject to our 2004 Plan, options to purchase 1,642,379 shares of our common stock, fully vested, exercisable at $1.10 per share and expiring 5 years from the date of grant.

(3)
On February 15, 2010, Mr. Krikov was granted, under and subject to our 2007 Plan, options to purchase 400,000 shares of our common stock, exercisable at $1.10 per share and expiring 7 years from the grant date. 25% of the options vested 12 months from the date of grant. The remaining 75% of the options shall vest over 4 years in equal quarterly installments beginning 15 months from the date of grant. In the event of termination of Mr. Krikov’s employment by us without cause, termination by Mr. Krikov for good reason or termination by Mr. Krikov within 30 days from an event of change of control, all his outstanding unvested options shall immediately and fully vest, which options shall remain outstanding for 1 year from the date of termination.

(4)
In connection with the consummation of our Rights Offering on November 2, 2011, Mr. Krikov was granted, under and subject to our 2007 Plan, options to purchase 391,212 shares of our common stock, exercisable at $1.10 per share and expiring 7 years from the grant date. 37.5% of the options vested on the date of grant. The remaining 62.5% of the options shall vest in equal installments over a period of 10 quarters with the first quarterly installment vesting on November 14, 2011. In the event of termination of Mr. Krikov’s employment by us without cause, termination by Mr. Krikov for good reason or termination by Mr. Krikov within 30 days from an event of change of control, all his outstanding unvested options shall immediately and fully vest, which options shall remain outstanding for 1 year from the date of termination.

Employment Agreements; Termination of Employment and Change-in-Control Arrangements

Guy Nissenson

The employment arrangements of Mr. Guy Nissenson, our Chairman of the Board, President, and Chief Executive Officer are described in detail in Section A under Item 13 below.

Niv Krikov

Employment Agreement

Mr. Krikov has served as our Principal Accounting Officer since May 9, 2007 and on August 13, 2007 he was also appointed as our Treasurer and Chief Financial Officer. From December 27, 2010 until December 20, 2012, he served as a member of our Board. From March 2007 until August 2007, Mr. Krikov served as our Vice President Finance. Since August 17, 2009, Mr. Krikov has served as an Executive Vice President of NTS Communications and on April 1, 2012 he also became the Treasurer and Chief Financial Officer of NTS Communications. Since October 19, 2012 Mr. Krikov has served as Treasurer and Chief Financial Officer of Xfone USA. On July 29, 2010, Mr. Krikov became a member of the Board of Directors of NTS Communications and Xfone USA. Mr. Krikov also serves as a director and/or officer or in other equivalent capacities of certain subsidiaries of Xfone USA and NTS Communications.

On July 1, 2009, NTSC entered into an employment agreement with Mr. Krikov. The employment agreement was subsequently renewed and amended by NTSC, us and Mr. Krikov on December 17, 2012.

Mr. Krikov’s term of employment is indefinite subject to certain termination provisions. Mr. Krikov is entitled to an annual salary of $110,800, which was increased from $90,800 in January 2013, a per diem allowance at a monthly rate of $4,100 and is eligible to participate in and receive benefits under the applicable NTSC benefit plans for similarly situated employees. In addition, we may consider the grant of an annual success bonus in our discretion. Additionally, NTSC has agreed to bear expenses for housing and a motor vehicle for Mr. Krikov and his family, including all expenses associated therewith, as well as travel expenses and medical and life insurance coverage.

Unless terminated for cause, termination of Mr. Krikov’s employment shall be upon not less than 3 months prior written notice subject to an extended prior notice period of up to 6 months if termination falls within the 90 day period prior to the end of the public school year. In the event of termination of Mr. Krikov’s employment by us without cause, termination by Mr. Krikov for good reason or termination by Mr. Krikov within 30 days from an event of change of control, Mr. Krikov shall be entitled to severance pay equal to 9 months gross annual salary and per diem, and an acceleration in vesting of all his outstanding unvested options, which options shall remain outstanding for 1 year from the date of termination.
Stock Options

On February 15, 2010, Mr. Krikov was granted, under and subject to our 2007 Plan, options to purchase 400,000 shares of our common stock. The options are exercisable at $1.10 per share and expiring 7 years from the grant date. 25% of the options vested 12 months from the date of grant. The remaining 75% of the options shall vest over 4 years in equal quarterly installments beginning 15 months from the date of grant.

In connection with the consummation of our Rights Offering on November 2, 2011, Mr. Krikov was granted, under and subject to our 2007 Plan, options to purchase 391,212 shares of our common stock, exercisable at $1.10 per share and expiring 7 years from the grant date. 37.5% of the options vested on the date of grant. The remaining 62.5% of the options shall vest in equal installments over a period of 10 quarters beginning with the first quarterly installment on November 14, 2011.

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

The following table reflects all compensation awarded to or earned by our directors for the fiscal year ended December 31, 2012.

Name	Fees Earned ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Guy Nissenson (1)	-	-	-	-	-	-	-
Shemer S. Schwarz (2)	12,000	-	-	-	-		12,000
Arie Rosenfeld (3)	12,000	-	-	-	-	-	12,000
Timothy M. Farrar (4)	12,000	-	-	-	-	-	12,000
Alan L. Bazaar (5)	333	-	-	-	-	-	333
Don Carlos Bell III (5)	333	-	-	-	-	-	333
Andrew J. MacMillan (5)	333	-	-	-	-	-	333
Jeffrey E. Eberwein (5)	333	-	-	-	-	-	333
Richard K. Coleman Jr. (5)	333	-	-	-	-	-	333
Niv Krikov (1) (6)	-	-	-	-	-	-	-
Itzhak Almog (7)	3,000	-	-	-	-	-	3,000
Israel Singer (8)	12,000	-	-	-	-	-	12,000
________________________

(1)
We do not compensate directors who are also employed by us for their services on the Board. Accordingly, Messrs Nissenson and Krikov did not receive any compensation for their services on our Board during the fiscal year ended December 31, 2012.

(2)
As of December 31, 2012, Mr. Schwarz held: (i) 90,000 options, fully vested, at an exercise price of $1.22 per share and with expiration date of September 20, 2015; and (ii) 76,581 options, fully vested, at an exercise price of $1.10 per share and with expiration date of November 2, 2018.

(3)
As of December 31, 2012, Mr. Rosenfeld held: (i) 90,000 options, fully vested, at an exercise price of $1.22 per share and with expiration date of September 20, 2015; and (ii) 76,581 options, fully vested, at an exercise price of $1.10 per share and with expiration date of November 2, 2018.

(4)
As of December 31, 2012, Mr. Farrar held: (i) 90,000 options, fully vested, at an exercise price of $1.22 per share and with expiration date of December 15, 2016; and (ii) 76,581 options, fully vested, at an exercise price of $1.10 per share and with expiration date of December 15, 2018.

(5)	Elected as a member of our Board on December 20, 2012.

(6)	Mr. Krikov had been a member of our Board from December 27, 2010 until December 20, 2012.

(7)
As of December 31, 2012, Mr. Almog held: (i) 90,000 options, fully vested, at an exercise price of $1.22 per share and with an expiration date of June 12, 2015; and (ii) 76,929 options, fully vested, at an exercise price of $1.10 per share and with an expiration date of June 12, 2015.

(8)
Mr. Singer had been a member of our Board from December 28, 2006 until December 20, 2012. As of December 31, 2012, Mr. Singer held: (i) 20,000 options, fully vested at an exercise price of $3.50 per share, and with an expiration date of June 5, 2013; (ii) 90,000 options, fully vested, at an exercise price of $1.22 per share and with an expiration date of September 20, 2015; and (iii) 77,703 options, fully vested, at an exercise price of $1.10 per share and with an expiration date of March 20, 2016.

Assumptions for the valuation of the grants are disclosed in note 14.2 of Item 8.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 1, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known to us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information filed with the SEC and/or furnished to us by each person, using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose or to direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement which could result in a change in control of our Company.

The following table assumes, based on our stock records, that there are 41,186,596 shares outstanding as of March 1, 2013.

Name, Title & Address of Beneficial Owner	Amount of Beneficial Ownership (Common Stock)	Nature of Ownership	Percent of Class

Guy Nissenson (1)(2) Chairman of the Board, President and Chief Executive Officer 4711 106th Street Lubbock, Texas, 79424 United States	7,274,597	Direct/Indirect	16.4%
Niv Krikov (3) Treasurer, Chief Financial Officer and Principal Accounting Officer 7908 Vicksburg Ave. Lubbock, TX 79424 United States	642,862	Direct	1.5%
Shemer S. Schwarz (4) Director 43 Vitkin St. Ramat Hasharon Israel	242,143	Direct	*
Arie Rosenfeld (5) Director 9, Clos de Wagram 1180 Brussels Belgium	166,581	Direct	*
Timothy M. Farrar (6) Director 572 South Oak Park Way, Redwood City, CA 94062 United States	166,581	Direct	*
Alan L. Bazaar (7) Director 9 Bedford Road Katonah, NY 10536 United States	5,067,514	Direct/Indirect	12.3%

Don Bell III Director 3717 Southwestern Boulevard Dallas, TX 75225 United States	0	N/A	-
Andrew MacMillan Director 130 Colonial Parkway, Apt 2K Yonkers, NY 10710 United States	0	N/A	-
Jeffrey E. Eberwein (8) Director 124 East Fourth Street Tulsa, OK 74103 United States	2,300,000	Indirect	5.6%
Richard K Coleman, Jr. Director 43 Glenmoor Drive Cherry Hills Village, CO 80113 United States	25,000	Direct	*
Hollow Brook Wealth Management LLC (9) 410 Park Avenue - 17th Floor, New York, NY 10022 United States	5,011,966	Direct/Indirect	12.2%
Richard L. Scott (10) 568 9th Street S., Suite 276, Naples, FL 34102 United States	5,011,966	Indirect	12.2%
Gagnon Securities LLC (11)(12) 1370 Ave. of the Americas, Suite 2400 New York, NY 10019 United States	1,133,192	Indirect	2.8%
Neil Gagnon (11)(12) 1370 Ave. of the Americas, Suite 2400 New York, NY 10019 United States	3,448,614	Direct/Indirect	8.4%
Burlingame Asset Management, LLC and Blair E. Sanford (13) 1 Market Street Spear Street Tower, Suite 3750 San Francisco, CA 94105 United States	8,264,378	Indirect	19.9%
Manchester Management Company, LLC and James E. Besser (14) 131 Charles Street, 1st Floor Boston, Massachusetts 02114 United States	2,699,663	Direct/Indirect	6.6%
Leslie J. Schreyer, as Trustee under Trust Agreement dated December 23, 1989 FBO the issue of Jonathan D. Sackler (15) c/o Chadbourne & Parke LLP Attention: Leslie J. Schreyer 30 Rockefeller Plaza New York, New York 10112 United States	3,920,410	Direct	9.5%

Current Directors and Executive Officers as a Group (10 persons)	15,885,278	Direct/Indirect	34.9%
________________________

* Less than one percent

(1) Mr. Guy Nissenson holds 3,222,165 shares of our common stock and has direct beneficial ownership of 3,142,379 shares of our common stock issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report. In addition, certain stockholders provided Mr. Nissenson with irrevocable proxies representing a total of 100,000 shares of our common stock. Mr. Nissenson is deemed to be a beneficial owner of the foregoing 100,000 shares of our common stock.

(2) On July 29, 2010, Mr. Abraham Keinan (our former Chairman of the Board of Directors and former significant shareholder) appointed Mr. Nissenson to act as Mr. Keinan’s proxy in respect of all shares of our common stock that Mr. Keinan owns or holds, now or in the future, directly and/or indirectly, or over which Mr. Keinan has proxy authority (the “Keinan Proxy”). The Keinan Proxy is irrevocable, and subject to NRS 78.355, will remain in effect for as long as Mr. Nissenson is the record or beneficial holder of 100,000 or more shares of our common stock or is a director or an executive officer of the Company. Considering the Keinan Proxy, Mr. Nissenson is deemed to be a beneficial owner of 674,636 shares of our common stock which are owned by Mr. Keinan. In addition, certain stockholders provided Mr. Keinan with irrevocable proxies representing a total of 135,417 shares of our common stock. Considering the Keinan Proxy, Mr. Nissenson is deemed to be a beneficial owner of the foregoing 135,417 shares of our common stock.

(3) Mr. Niv Krikov has direct beneficial ownership of 642,862 shares of our common stock issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.

(4) Mr. Shemer S. Schwarz holds 75,562 shares of our common stock and has direct beneficial ownership of 166,581 shares issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.

(5) Mr. Arie Rosenfeld has direct beneficial ownership of 166,581 shares of our common stock issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.

(6) Mr. Timothy M. Farrar has direct beneficial ownership of 166,581 shares of our common stock issuable upon the exercise of options, exercisable within 60 days from the date of this Annual Report.

(7) Mr. Bazaar has sole voting and dispositive power over 55,548 shares of our common stock. In addition, Mr. Bazaar has shared voting and dispositive power over 5,011,966 shares of our common stock as Co-Chief Executive Officer of Hollow Brook Wealth Management LLC (“HBWM”) which acts as trustee of a blind trust for the benefit of Mr. Richard L. Scott (the “Scott Blind Trust”), investment adviser of a family partnership controlled by Richard L. Scott’s spouse (the “Scott Family Partnership”) and a revocable trust for the benefit of Mr. Scott’s spouse (the “Scott Revocable Trust”). The Scott Blind Trust, Scott Family Partnership and Scott Revocable Trust (together, the “Scott Trusts”) collectively own 5,011,966 shares of our common stock. Mr. Bazaar disclaims beneficial ownership of all securities held by the Scott Trusts.

(8) Mr. Eberwein owns 2,300,000 shares of our common stock in the Jeffrey E. Eberwein Revocable Trust U/A 10-01-2010 (the “Eberwein Shares”).  Mr. Eberwein, as trustee, has the sole power to vote and dispose of the Eberwein Shares.

(9) The following information is based on Schedule 13D filed with the SEC on February 14, 2013 by HBWM, E. Wayne Nordberg, Phillip E. Richter and Mr. Bazaar: HBWM has shared voting and dispositive power over 5,011,966 shares of our common stock collectively owned by the Scott Trusts. Mr. Nordberg as Chairman and Chief Investment Officer of HBWM which acts as trustee of the Scott Blind Trust, investment adviser of the Scott Family Partnership and a revocable trust for the benefit the Scott Revocable Trust has shared voting and dispositive power over 5,011,966 shares of common stock collectively owned by the Scott Trusts. In addition, Mr. Richter has sole voting and dispositive power over 21,739 shares of our common stock and as Co-Chief Executive Officer of HBWM which acts as trustee of the Scott Blind Trust, investment adviser of the Scott Family Partnership and a revocable trust for the benefit the Scott Revocable Trust has shared voting and dispositive power over 5,011,966 shares of our common stock collectively owned by the Scott Trusts. HBWM, Mr. Nordberg and Mr. Richter disclaim beneficial ownership of all securities held by the Scott Trusts.

(10) Based in part on Schedule 13D/A filed with the SEC on November 16, 2011 by Mr. Richard L. Scott (“Mr. Scott”), Mr. Scott may be deemed to beneficially own 5,011,966 shares of common stock, which are owned collectively by the Scott Trusts.

(11) The following information is based in part on Schedule 13G/A filed with the SEC on February 13, 2013 by Gagnon Securities LLC (“GS”): GS an investment adviser registered with the Commission under the Investment Advisers Act of 1940, as amended, in its role as investment manager to several customer accounts, foundations, partnerships and trusts (collectively, the “Accounts") to which it furnishes investment advice may be deemed to beneficially own 1,133,192 shares of our common stock held in the Accounts. GS shares voting power and dispositive power with Mr. Neil Gagnon (“Mr. Gagnon”), the managing member and principal owner of GS, with respect to 1,012,028 shares of our common stock held in the Accounts. GS shares voting and dispositive power with certain persons other than Mr. Gagnon with respect to 121,164 shares of our common stock held in the Accounts. GS expressly disclaims beneficial ownership of all securities held in the Accounts. No single client's interest as reported in the Accounts exceeds 5% of our common stock.

(12) The following information is based in part on Schedule 13G/A filed with the SEC on February 13, 2013 by Mr. Gagnon: in addition to the securities held in the Accounts over which Mr. Gagnon shares voting and/or dispositive power with GS, Mr. Gagnon may be deemed to beneficially own 2,436,586 shares of our common stock in a private investment fund (the “Fund”), in personal accounts (the “Personal Accounts”), and in foundations, partnerships and trusts (the “Other Accounts”). Mr. Gagnon has sole voting power and sole dispositive power with respect to 569,096 shares of our common stock held in the Personal Accounts and 1,227,819 shares of common stock held in the Fund, he shares voting power with certain persons other than GS with respect to 599,883 shares of common stock held in the Other Accounts and he shares dispositive power with certain persons other than GS with respect to 639,671 shares of common stock held in the Other Accounts. Except for our common stock held in the Personal Accounts, Mr. Gagnon expressly disclaims beneficial ownership of all securities held in the Accounts, the Other Accounts and the Fund. No single client's interest as reported in the Accounts, the Personal Accounts, the Other Accounts or the Fund exceeds 5% of our common stock.

(13) The following information is based in part on Schedule 13G filed with the SEC on March 1, 2013 by Burlingame Equity Investors Master Fund LP (“Master Fund”), Burlingame Equity Investors II, LP (“Onshore Fund II” and together with the Master Fund, the “Funds”), Burlingame Asset Management, LLC (“BAM”) and Blair E. Sanford (“Mr. Sanford”): BAM is the general partner of the Funds. Mr. Sanford is the managing member of BAM. The 8,264,378 shares of our common stock consist of 7,921,436 shares of common stock, and Warrants (the “Warrants”) exercisable for 342,942 shares of our common stock. The Master Fund, BAM and Mr. Sanford have shared voting power and shared dispositive power over 7,607,596 shares of our common stock consisting of 7,264,654 shares of our common stock and Warrants exercisable for 342,942 shares of our common stock.  The Onshore Fund II, BAM and Mr. Sanford have shared voting power and shared dispositive power over 735,760 shares of our common stock consisting of 656,782 shares of our common stock and Warrants exercisable for 78,978 shares of our common stock.  BAM may be deemed to beneficially own 8,246,378 shares of our common stock (which include Warrants exercisable for 342,942 shares of our common stock) which are owned by the Funds and Mr. Sanford may be deemed to beneficially own the 8,264,378 shares of our common stock which are owned by BAM. Due to a 19.99% ownership limitation in the Warrants, BAM, Mr. Sanford and the Funds disclaim beneficial ownership with respect to 607,058 shares of our common stock into which the Warrants are exercisable.

(14) The following information is based in part on Schedule 13G/A filed with the SEC on February 8, 2013 by Manchester Management Company, LLC (“MMC”) and Mr. James E. Besser (“Mr. Besser”): each of MMC and Mr. Besser may be deemed to beneficially own 2,699,663 shares of our common stock for which they share voting and dispositive power. The shares are owned by advisory clients of MMC, none of which owns more than 5% of the shares of our common stock. Mr. Besser is the Managing Member of MMC.

(15) The following information is based in part on a Schedule 13G/A filed with the SEC on February 14, 2013 by Leslie J. Schreyer, as Trustee under Trust Agreement dated December 23, 1989 FBO the issue of Jonathan D. Sackler (the “Trust”) and Mr. Robert Averick: The Trust entered into a Joint Filing Agreement with Mr. Averick pursuant to which they have agreed to jointly file the Schedule 13G in accordance with the provisions of Rule 13d-1(k) of the Act and that said joint filing may thereafter be amended by further joint filings. Leslie J. Schreyer serves as sole Trustee of the Trust and has no pecuniary interest in the 3,920,410 shares or our common stock held by the Trust. Mr. Averick beneficially owns 198,234 shares of our common stock jointly with his wife, Mickel Averick, for which they share voting and dispositive power. Mr. Averick is employed by Kokino, LLC, which acts as non-discretionary investment adviser to the Trust with respect to the shares of common stock beneficially owned by the Trust. Neither Mr. Averick nor Kokino, LLC has voting or dispositive power with respect to the shares of common stock beneficially owned by the Trust.

Equity Compensation Plans

The information with respect to our equity compensation plan is incorporated herein by reference to Item 5 of Part II above.

Changes in Control

As of the date of this Annual Report, we are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

A.            Guy Nissenson Agreements

On March 6, 2012, we entered into an Employment and Severance Agreement (the “Employment and Severance Agreement”), which became effective on April 1, 2012, with Guy Nissenson, our Chairman of the Board, President, Chief Executive Officer and significant shareholder. The Employment and Severance Agreement supersedes the following prior agreements between us and Mr. Nissenson: (i) Employment Agreement, dated June 30, 2010; (ii) Consulting Agreement, dated March 28, 2007, as amended on June 30, 2010; and (iii) Severance Agreement, dated September 20, 2010 (collectively, the “Prior Agreements”). The Prior Agreements and the Employment and Severance Agreement are described below.

The Prior Agreements

1. The Consulting Agreement (January 1, 2007 until March 31, 2012)

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

In consideration of the performance of the services pursuant to the Nissenson Consulting Agreement, we paid Mr. Nissenson a monthly fee of £10,000, which was increased by the Board following the recommendation of the Audit Committee and the Compensation Committee in accordance with the terms described below to £16,000 effective as of June 1, 2008 (the “Fee”), and further increased in accordance with the First Amendment to the Nissenson Consulting Agreement described below. Mr. Nissenson was to invoice us at the end of each calendar month and we made the monthly payment upon receiving such invoice. Once a calendar year, and no later than December 15, our Board was to consider approving an increase to the Fee. Such Board approval was to be subject to the prior review, oversight and recommendation to the Board of both the Audit Committee and the Compensation Committee.  In connection with the performance of this provision, the Audit Committee, the Compensation Committee and the Board were to take into account, among other factors, growth in our revenues and/or profits.

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

Mr. Nissenson waived his bonuses to which he was entitled pursuant to this provision.

The Nissenson Consulting Agreement provided that Mr. Nissenson would be granted options or rights to purchase shares of our common stock upon our adoption of a stock or option plan, subject to Board and Audit Committee approval. On February 15, 2010, Mr. Nissenson was granted, under and subject to our 2007 Plan, options to purchase 1,500,000 shares of our common stock, fully vested, exercisable at $1.10 per share and expiring 5 years from the date of grant. In connection with the consummation of our Rights Offering on November 2, 2011, Mr. Nissenson was granted, under and subject to our 2004 Plan, options to purchase 1,642,379 shares of our common stock, fully vested, exercisable at $1.10 per share and expiring 5 years from the date of grant.

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

The Nissenson Consulting Agreement was to be in effect for an initial fixed term of 5 years, beginning on January 1, 2007 (the “Initial Effective Term”), and thereafter, unless terminated as provided below, was to be automatically renewed for additional terms of 3 years (each, an “Additional Effective Term”). Notwithstanding the foregoing, each of the parties had the right to terminate the automatic renewal of the Nissenson Consulting Agreement, for any reason whatsoever, by a termination notice in writing, to be provided to the other party not less than 6 months prior to: (i) the expiration of the Initial Effective Term, or (ii) the expiration of any Additional Effective Term (the “Notice Period”). Notwithstanding the foregoing, as long as Mr. Nissenson commanded and/or controlled, directly and/or indirectly, including together with others and/or by proxies, 15% or more of our voting rights, if we chose to exercise our right to terminate the automatic renewal of the Nissenson Consulting Agreement, the Notice Period would be of not less than 12 months. Notwithstanding the foregoing, Mr. Nissenson had the right to terminate the Nissenson Consulting Agreement, for any reason whatsoever, and at any time, including during the Initial Effective Term (“Early Termination by Mr. Nissenson”). In the event of Early Termination by Mr. Nissenson, the Notice Period was to be not less than 8 months.

The Nissenson Consulting Agreement further provided that no later than June 30, 2007, the parties were to enter into a severance agreement providing for an appropriate severance package for Mr. Nissenson. Pursuant to the approval of our Board, we entered into such a severance agreement with Mr. Nissenson on September 20, 2010, which is described in Sub-Section 5 below.

The Nissenson Consulting Agreement also contained provisions regarding non-competition; intellectual property; confidentiality; conflict of interests and other standard terms and conditions.

2. The First Amendment to the Consulting Agreement

On June 30, 2010, pursuant to the recommendations of the Audit Committee and the Compensation Committee, and the resolution of our Board dated June 27, 2010, we and Mr. Nissenson entered into a First Amendment to the Nissenson Consulting Agreement, effective as of April 1, 2010 (the “First Amendment”).

The First Amendment amended certain terms of the Nissenson Consulting Agreement, including, but not limited to: (i) the description of the services rendered by Mr. Nissenson, which was amended to auxiliary advisory and consulting services (excluding services rendered from the territory of the state of Israel), including in the areas of corporate management, strategy planning, business development, mergers and acquisitions, financing, and investors and debtors relations; (ii) the monthly fee payable to Mr. Nissenson, which was amended to $28,500 per month; (iii) the bearing of expenses, which was amended to include Mr. Nissenson's children as well; and (iv) the initial fixed term of the Nissenson Consulting Agreement, which was amended to be 8 years from the commencement date of January 1, 2007, and unless terminated as provided in the Consulting Agreement, was automatically renewable for additional terms of 3 years each.

The Employment and Severance Agreement terminated the Nissenson Consulting Agreement (as amended by the First Amendment), effective as of April 1, 2012.

 3. Termination of Employment Agreement with Swiftnet Limited (January 1, 2007 until March 31, 2010)

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

On June 30, 2010, Mr. Nissenson and Swiftnet agreed to terminate the Swiftnet Employment Agreement, effective as of April 1, 2010.

4. The Employment Agreement (April 1, 2010 until March 31, 2012)

On June 30, 2010, pursuant to the recommendations of our Audit Committee, dated June 24, 2010, and our Compensation Committee, dated June 27, 2010, and the resolution of our Board dated June 27, 2010, we and Mr. Nissenson entered into an Employment Agreement (the “Nissenson Employment Agreement”), pursuant to which Mr. Nissenson was employed by us as our President and Chief Executive Officer, effective as of April 1, 2010.  Pursuant to the Nissenson Employment Agreement, Mr. Nissenson was paid an annual gross salary of $78,000, payable in equal monthly payments of $6,500 each. The initial employment period was from April 1, 2010 to March 31, 2015. The term was to be extended automatically for additional periods of 3 years each. Each party generally had the right to terminate the automatic extensions at any time for any reason, by providing 6 months advance written notice. However, as long as Mr. Nissenson controlled, directly and/or indirectly, 15% or more of the voting rights of our common stock, in the event that we elect to terminate the automatic extensions, Mr. Nissenson would be entitled to twelve months advance written notice from us. Notwithstanding the foregoing, Mr. Nissenson was entitled to terminate the Nissenson Employment Agreement at any time for any reason by providing us an 8 months advance written notice.

Mr. Nissenson had undertaken to execute a letter of undertaking regarding confidentiality and non-competition provisions, and preservation of our intellectual property. The Nissenson Employment Agreement also contained provisions relating to conflicts of interest and loyalty, as well as other customary terms and conditions.

The Employment and Severance Agreement terminated the Nissenson Employment Agreement, effective as of April 1, 2012.

5. The Severance Agreement (September 20, 2010 until March 31, 2012)

Pursuant to the Nissenson Consulting Agreement and the First Amendment, and upon the approval of our Board, we entered into a Severance Agreement with Mr. Nissenson on September 20, 2010 (the “Severance Agreement”).  Pursuant to the Severance Agreement, in the event that (a) either (1) we terminate the Nissenson Consulting Agreement (as amended) and/or the Nissenson Employment Agreement, for a reason other than cause, disability or death, or (2) Mr. Nissenson terminates the Nissenson Consulting Agreement (as amended) and the Employment Agreement for good reason, and (b) Mr. Nissenson (1) signs and delivers to us a Release of Claims satisfactory to us, and (2) complies with the applicable terms of the Severance Agreement, the Nissenson Consulting Agreement (as amended) and the Nissenson Employment Agreement, then Mr. Nissenson was to be entitled to certain severance benefits.

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

The initial term of the Severance Agreement was 4.5 years, beginning on September 20, 2010.  The term was to be automatically renewed for additional terms of 3 years for as long as the Nissenson Consulting Agreement (as amended) and the Nissenson Employment Agreement were in effect.

The Employment and Severance Agreement terminated the Nissenson Employment Agreement, effective as of April 1, 2012.

The Employment and Severance Agreement

As previously disclosed on Current report on Form 8-K filed March 6, 2012, on March 6, 2012, pursuant to the approval of our Board, following the recommendation of the Compensation Committee and the Audit Committee, we and NTSC entered into the Employment and Severance Agreement with Mr. Nissenson. The Employment and Severance Agreement which became effective on April 1, 2012, provides that Mr. Nissenson shall serve as our President and Chief Executive Officer, and as the Chairman and Chief Executive Officer of NTSC.

The Employment and Severance Agreement was entered into primarily to provide for relocation benefits for Mr. Nissenson in his relocation from Israel to Texas. The Employment and Severance Agreement supersedes the Prior Agreements discussed herein and is on substantially similar terms as previously disclosed in the Prior Agreements; provided, however that the Employment and Severance Agreement also provides for (i) the employment of Mr. Nissenson as Chairman and Chief Executive Officer of NTSC, (ii) certain relocation benefits, and (iii) a change in seniority related to the severance pay calculation that references Mr. Nissenson’s initial employment in 1999.

The initial term of the Employment and Severance Agreement is 5 years, beginning on April 1, 2012.  The term shall be automatically renewed for additional terms of 3 years for as long as the Employment and Severance Agreement is in effect.

B.            Keinan/Nissenson Agreement

On July 29, 2010, Abraham Keinan (our former Chairman of the Board and former significant shareholder) appointed Guy Nissenson to act as Mr. Keinan’s proxy in respect of all shares of our common stock that Mr. Keinan owns or holds, now or in the future, directly and/or indirectly, or over which Mr. Keinan has proxy authority (the “Keinan Proxy”). The Keinan Proxy is irrevocable, and subject to NRS 78.355, will remain in effect for as long as Mr. Nissenson is the record or beneficial holder of 100,000 or more shares of our common stock or is a director or an executive officer of ours.

C.           Securities Purchase Agreement with Burlingame Equity Investors, LP

On March 23, 2010, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame Equity Investors, LP (“Burlingame”), pursuant to which Burlingame agreed to purchase from us and we agreed to sell and issue to Burlingame our following securities for an aggregate purchase price of $6,000,000 (the “Purchase Price”) (the “Burlingame Transaction”):

(1) Senior Promissory Note (as amended on May 2, 2011): A senior promissory note in the aggregate principal amount of $3,500,000, maturing on March 22, 2013 (the “Note”).  Interest accrued at an annual rate of 10% and was payable quarterly (commencing on June 30, 2010 and on the 15th of each September, December, March and June thereafter) in cash. The Note ranked pari passu in rights of liquidation with our Series A Bonds issued in Israel on December 13, 2007.

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

The Purchase Agreement, Note and Warrant included representations, warranties, and covenants customary for a transaction of this type.

Under the Purchase Agreement, we granted to Burlingame certain registration rights with respect to the Burlingame Shares and the Warrant Shares (the “Registrable Securities”).

Following the execution of the Purchase Agreement, the Burlingame Transaction was consummated, and the Purchase Price was paid to us and the Note was delivered to Burlingame. The Burlingame Shares and the Warrant were authorized for issuance by us, and were issued and delivered to Burlingame upon receipt of approval of the listing for trading of the Burlingame Shares and the Warrant Shares on the NYSE MKT and the TASE.

The Registrable Securities have been registered pursuant to a Registration Statement on Form S-3 (File No. 333-168317) which was declared effective by the Commission on August 5, 2010.

We used the net proceeds from the Burlingame Transaction for working capital purposes.

On June 22, 2012, we paid Burlingame an aggregate of $3,506,805.56 representing payment in full of the outstanding principal due under the Note plus all accrued and unpaid interest.

Prior to the Burlingame Transaction, Burlingame and its affiliates were the beneficial owners of an aggregate of approximately 5.7% of our common stock. There were no other material relationships between us or our affiliates and Burlingame.

D.           Free Cash Flow Participation Agreement with NTS Holdings, Inc.

We entered into a Free Cash Flow Participation Agreement (the “Participation Agreement”) with NTS Holdings, Inc., an entity owned by Brad Worthington (EVP and COO of NTSC), Jerry Hoover (former executive officer of  NTSC), and Barbara Baldwin (former executive officer of NTSC) pursuant to which NTS Holdings will be entitled to a payment from us of an amount equal to 5% of the aggregate excess free cash flow generated by our U.S. Operations, which is defined in the Participation Agreement as our operations and our U.S. subsidiaries, which include Xfone USA, NTSC and their respective subsidiaries, as well as any U.S. entity that we acquire directly, or indirectly through our subsidiaries in the future (a “Future Acquisition”). NTS Holdings will be entitled to the participation amount beginning at such time as we have received a full return of our initial invested capital, plus an additional 8% return per year, in connection with the acquisition of NTSC (as well as in connection with any Future Acquisition).

The Participation Agreement will remain in effect in perpetuity, unless earlier terminated in accordance with its terms. Termination of the Participation Agreement may occur upon a sale or buyout of our U.S. Operations, at the option of the purchaser in any such transaction, and in the limited circumstances set forth in the Participation Agreement.

E.           Shareholder Value, Ltd.

Shareholder Value, Ltd. is a Texas limited partnership which owns 100% of the building in Lubbock, Texas, from which NTSC leases its corporate offices, Network Control Center, Customer Care and Internet help desk locations. NTS Properties, LLC is a Texas limited liability company that serves as the general partner of Shareholder Value and, in that capacity, owns 1% of Shareholder Value. The remaining 99% of Shareholder Value is owned by a small group of investors, which includes several former shareholders of NTSC who sold their respective interests in NTSC to us in connection with our acquisition of NTSC in February 2008. To our knowledge, during 2012, Brad Worthington (EVP and COO of NTSC), Jerry Hoover (former executive officer of NTSC), and Barbara Baldwin (former executive officer of NTSC) sold all their interests in Shareholder Value.

NTS Properties was a wholly owned subsidiary of NTSC prior to the consummation of our acquisition of NTSC in February 2008.  As a closing condition of the acquisition transaction, NTSC’s ownership interest in NTS Properties was distributed pro-rata to former shareholders of NTSC, including Mr. Worthington, Mr. Hoover and Ms. Baldwin who, to our knowledge, sold all their interests in NTS Properties during 2012.

Board Independence

We apply the standards of the NYSE MKT, the stock exchange upon which our common stock is listed in the U.S., for determining the independence of the members of our Board and its committees. On December 27, 2012, the Board has determined that the following directors are independent within these rules: Shemer S. Schwarz, Arie Rosenfeld, Timothy M. Farrar, Alan L. Bazaar, Don Carlos Bell III, Andrew J. MacMillan, Jeffrey E. Eberwein and Richard K. Coleman.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Independent Certified Public Accountants

We have appointed Baker Tilly Virchow Krause, LLP, independent members of Baker Tilly International (“Baker Tilly”) as our independent certified public accountants for the fiscal year ended December 31, 2012. Baker Tilly has acted in such capacity since its engagement in May 2009.

Audit and Non -Audit Fees

Our Audit Committee pre-approved all audit and non-audit services provided to us during the periods listed below. The Audit Committee approves discrete projects on a case-by-case basis that may have a material effect on our operations and also considers whether proposed services are compatible with the independence of the public accountants.

Aggregate fees for professional services rendered to us by Baker Tilly for the fiscal years ended December 31, 2012 and 2011 are:

	Fiscal Year
	2012	2011

Audit Fees (1)	$180,750	$154,650
Audit-Related Fees (2)	12,500	10,000
Tax Fees (3)	20,000	32,900
All Other (4)	12,085	15,116
Total	$225,335	$212,666
________________________

(1)
Audit Fees consisted of audit work and review services, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits, comfort letters, consents, and assistance with and review of documents filed with the Commission.

(2)	Audit-related Fees consisted principally of the audit of our employee benefit plan and other attest services.

(3)	Tax Fees consisted of $0 in 2012 and $10,900 in 2011 for professional consulting services; and $20,000 in 2012 and $22,000 in 2011 in connection with tax compliance services

(4)	All Other Reimbursement for expenses in connection with professional services rendered to us.

During 2011, we paid fees for professional services related to statutory audit and tax compliance in Israel provided to us by Baker Tilly (Horowitz Idan Sabo Tevet) in the amount of $24,100.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1.1	Articles of Incorporation of the Company (1)
3.1.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007 (2)
3.1.3	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 25, 2012 (3)
3.2	Reamended and Restated Bylaws of NTS, Inc. dated November 5, 2012 (4)
21.1	List of Subsidiaries (5)
23.1	Consent of Baker Tilly Virchow Krause, LLP dated March 21, 2013 *
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002 *
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002 *
32.1	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002 *
32.2	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002 *
101
The following materials from NTS, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. (6) *

________________________

* Denotes exhibits filed herewith.

(1)	Denotes previously filed exhibit: filed on August 10, 2001 with the Company’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibit: filed on April 1, 2009 with the Company‘s Form 10-K.
(3)	Denotes previously filed exhibit: filed on February 1, 2012 with the Company’s Form 8-K.
(4)	Denotes previously filed exhibit: filed on November 5, 2012 with NTS, Inc.’s Form 8-K.
(5)	Incorporated by reference to Exhibit 21.2 of the Company’s Annual Report on 10-K for the year ended December 31, 2011.
(6)
The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NTS, INC.

Date: March 21, 2013	By:	/s/ Guy Nissenson
Guy Nissenson
President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Nissenson	President, Chief Executive Officer and Chairman of the Board of Directors	March 21, 2013
Guy Nissenson	(Principal Executive Officer)

/s/ Niv Krikov	Treasurer and Chief Financial Officer	March 21, 2013
Niv Krikov	(Principal Financial and Accounting Officer)

/s/ Shemer Schwarz	Director	March 21, 2013
Shemer S. Schwarz

/s/ Arie Rosenfeld	Director	March 21, 2013
Arie Rosenfeld

/s/ Timothy Farrar	Director	March 21, 2013
Timothy M. Farrar

/s/ Alan Bazaar	Director	March 21, 2013
Alan L. Bazaar

/s/ Don Bell III	Director	March 21, 2013
Don Carlos Bell III

/s/ Andrew MacMillan	Director	March 21, 2013
Andrew J. MacMillan

/s/ Jeffrey Eberwein	Director	March 21, 2013
Jeffrey E. Eberwein

/s/ Richard Coleman, Jr.	Director	March 21, 2013
Richard K. Coleman, Jr.

EXHIBIT INDEX

Exhibit Number	Description

3.1.1	Articles of Incorporation of the Company (1)
3.1.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007 (2)
3.1.3	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 25, 2012 (3)
3.2	Reamended and Restated Bylaws of NTS, Inc. dated November 5, 2012 (4)
21.1	List of Subsidiaries (5)
23.1	Consent of Baker Tilly Virchow Krause, LLP dated March 21, 2013 *
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002 *
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002 *
32.1	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002 *
32.2	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002 *
101
The following materials from NTS, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. (6) *

________________________

* Denotes exhibits filed herewith.

(1)	Denotes previously filed exhibit: filed on August 10, 2001 with the Company’s SB-2 Registration Statement.
(2)	Denotes previously filed exhibit: filed on April 1, 2009 with the Company‘s Form 10-K.
(3)	Denotes previously filed exhibit: filed on February 1, 2012 with the Company’s Form 8-K.
(4)	Denotes previously filed exhibit: filed on November 5, 2012 with NTS, Inc.’s Form 8-K.
(5)	Incorporated by reference to Exhibit 21.2 of the Company’s Annual Report on 10-K for the year ended December 31, 2011.
(6)
The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.