Form 10-Q
period 2013-03-31
NTS, INC.
filed 2013-05-14
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 13, 2013, 41,186,596 shares of the Company’s common stock, $0.001 par value, were outstanding.

NTS, INC. AND SUBSIDIARIES

Index

PART I: FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED) - PERIOD ENDED MARCH 31, 2013

NTS, Inc. and Subsidiaries

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

NTS, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
CURRENT ASSETS:
Cash	$6,872,540	$3,908,620
Accounts receivable, net	5,587,100	5,156,598
Prepaid expenses and other receivables	3,345,489	3,808,718
Deferred taxes	823,782	815,563
Inventory	220,730	222,735

Total current assets	16,849,641	13,912,234

BONDS ISSUANCE COSTS, NET	781,502	853,847

OTHER LONG-TERM ASSETS	2,862,987	2,783,083

RESTRICTED CASH	1,579,891	-

FIXED ASSETS, NET	94,297,173	89,468,282

INTANGIBLE ASSETS, NET	1,371,819	1,465,553

Total assets	$117,743,013	$108,482,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$3,001,038	$2,541,703
Trade payables	13,016,352	8,498,688
Other liabilities and accrued expenses	4,779,458	5,068,640
Current maturities of obligations under capital leases	373,593	424,719
Current maturities of bonds	3,906,923	3,627,205

Total current liabilities	25,077,364	20,160,955

DEFERRED TAXES, NET	2,060,529	2,073,530

NOTES PAYABLE TO THE UNITED STATES DEPARTMENT OF AGRICULTURE, NET OF CURRENT MATURITIES	39,252,055	35,519,847

NOTES PAYABLE, NET OF CURRENT MATURITIES	15,614,362	14,410,774

BONDS PAYABLES, NET OF CURRENT MATURITIES	7,276,826	7,026,523

OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT MATURITIES	168,512	207,883

OTHER LONG-TERM LIABILITIES	649,431	1,679,619

Total liabilities	90,099,079	81,079,131

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value per share: 75,000,000 shares authorized and 41,186,596 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	41,187	41,187
Additional paid-in capital	54,722,979	54,669,894
Foreign currency translation adjustment	(1,805,791)	(1,805,791)
Retained deficit	(25,314,441)	(25,501,422)

Total Equity	27,643,934	27,403,868

Total liabilities and shareholders' equity	$117,743,013	$108,482,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended
	March 31,
	2013	2012
Revenues
Services on Fiber-To-The-Premise network	$5,346,152	$4,072,667
Leased local loop services and other	9,590,084	10,851,162

Total Revenues	14,936,236	14,923,829

Expenses
Cost of services (excluding depreciation and amortization shown below)	6,640,418	7,122,654
Selling, general and administrative	4,987,133	5,136,761
Depreciation and amortization	1,664,842	1,533,973
Financing expenses, net	1,201,690	1,441,699
Other expenses	210,245	198,669

Total Expenses	14,704,328	15,433,756

Income (loss) before taxes	231,908	(509,927)

Income tax benefit (expense)	(44,927)	170,926

Net Income (loss)	$186,981	$(339,001)

Basic and diluted income (loss) per share	$0.00	$(0.01)

Basic and diluted weighted average number of shares outstanding:	41,186,596	41,186,596

The accompanying notes are an integral part of these consolidated financial statements.

NTS, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2013	2012
Cash flow from operating activities:
Net income (loss)	$186,981	$(339,001)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,664,842	1,533,973
Compensation in connection with the issuance of warrants and options issued for professional services	53,085	40,530
Increase (decrease) in bad debt provision	(168,047)	140,524
Accrued interest and exchange rate on bonds	574,530	784,696
Unearned gain due to hedging	(44,509)	(149,148)
Expense of discounted debt from related party and related warrants	-	35,216
Decrease (increase) in bonds issuance cost, net	72,345	72,345
Decrease (increase) in account receivables	(262,455)	(378,856)
Decrease (increase) in inventories	2,005	(94,962)
Decrease (increase) in long-term receivables	(79,904)	(29,023)
Decrease (increase) in prepaid expenses and other receivables	(510,891)	(349,831)
Increase (decrease) in other long-term liabilities	(16,308)	(15,488)
Increase (decrease) in trade payables	1,838,366	558,232
Increase (decrease) in other liabilities and accrued expenses	(289,182)	(212,460)
Deferred tax provision	(21,220)	(227,482)

Net cash provided by operating activities	2,999,638	1,369,265

Cash flow from investing activities:
Purchase of equipment	(3,007,575)	(622,988)
Purchase of equipment for the projects under the United States Department of Agriculture, net of grants received	(725,115)	(2,686,524)

Net cash used in investing activities	(3,732,690)	(3,309,512)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three months ended
	March 31,
	2013	2012

Cash flow from financing activities:
Repayment of short-term loans from banks and others	(244,335)	(228,628)
Repayment of capital lease obligation	(118,268)	(152,543)
Proceeds from long-term loans from the United States Department of Agriculture	4,456,619	4,010,802
Repayment of long term loans from United States Department of Agriculture	(517,153)	(316,829)
Decrease (increase) in restricted cash	(1,579,891)	(263,877)
Proceeds from long-term loans	1,700,000	-

Net cash provided by financing activities	3,696,972	3,048,925

Net increase (decrease) in cash and cash equivalents	2,963,920	1,108,678

Cash and cash equivalents at the beginning of the period	3,908,620	6,563,514

Cash and cash equivalents at the end of period	$6,872,540	$7,672,192

Supplemental disclosure of cash flows activities:

Cash paid for:
Interest	$746,277	$570,771

Purchase of fixed assets included in accounts payable	$1,665,418	$957,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

NTSI’s holdings in subsidiaries as of March 31, 2013 were as follows:

●
NTSC and its seven wholly owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers Inc., NTS Telephone Company, LLC, NTS Management Company, LLC and PRIDE Network, Inc.

●	Xfone USA, Inc. and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. (collectively, “Xfone USA”).

B.	Liquidity

As of March 31, 2013, the Company reported a working capital deficit of $8,227,723 compared to a working capital deficit of $6,248,721 as of December 31, 2012. On February 12, 2013, the Company entered into a further amendment to the Original ICON Agreement providing for an additional secured delayed draw term loan in the amount of $6,000,000 for the purchase of equipment in connection with the Company's project to expand its fiber network in the region of West Texas and the delay of the amortization schedules of the previously drawn down loans by six months. On March 28, 2013, the Company drew down an aggregate amount of $1,700,000 under the additional secured delayed draw term loan.

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

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2013 (Unaudited)

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

In management’s opinion, the condensed consolidated balance sheet as of March 31, 2013 (unaudited) and December 31, 2012 (audited), the unaudited condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company's financial position, results of operations and cash flows on a basis consistent with that of the Company's prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2012.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $912,913 and $1,080,960 at March 31, 2013 and December 31, 2012, respectively.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2013 (Unaudited)

Note 2 - Significant Accounting Policies (cont.)

F.	Other Intangible Assets

Other intangible assets consist of a license to provide communication services in the US and customer relations. Customer relations are related to mergers and acquisitions and are amortized over a period between 2-13 years from the date of the purchase.

G.	Earnings Per Share

Basic earning per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Warrants and options were excluded from the calculation of diluted loss per share for the three months ended March 31, 2012 since they would have an anti-dilutive effect due to the Company's loss from continued operations and net loss to shareholders which were reported for the three months ended March 31, 2012. Warrants and options were excluded from the calculation of diluted loss per share for the three months ended March 31, 2013 since they would have an anti-dilutive effect, in that the sum of the stock option price and unrecognized compensation expense in the treasury stock method was greater than the average closing market price for the common shares during this period.

H.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC No. 718-10, “Compensation-Stock Compensation”. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.

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

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2013 (Unaudited)

Note 2 - Significant Accounting Policies (cont.)

J.	Derivative Instruments

The Company and its subsidiaries account for derivative instruments and hedging activities in accordance with FASB ASC No. 815, “Derivatives and Hedging”. ASC 815 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of any gains and losses on derivative contracts, and details of credit risk related contingent features in their hedged positions. ASC 815 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for; and how the hedges affect the entity's financial position, financial performance, and cash flows.

The Company recognizes all of its derivative instruments as either assets or liabilities on the balance sheet at fair value. For derivative instruments that are designated and qualify as a cash flows hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. For the period ended March 31, 2013, the forward contracts did not qualify for hedge accounting and as such, changes in the fair value of the derivative instrument were reported in current period earnings. During January and July 2012, the Company entered into three foreign currency hedging transactions in order to hedge against the risk of principal payment in 2012 and interest payments of its bonds during 2012 and June 2013. As of March 31, 2013, the Company recognized the unearned gain of $44,509 in financing expenses in the Condensed Consolidated Statements of Operations against an increase in its Current maturities of Bonds in the Condensed Consolidated Balance Sheet.

K.	Grants

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

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2013 (Unaudited)

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

On June 22, 2012, the Company entered into Amendment No. 1 to the Original ICON Agreement ("Amendment No. 1") providing for:

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

On September 27, 2012, the Company drew down the Third ICON Loan in the amount of $3,100,000.

On February 12, 2013, the Company entered into Amendment No. 3 to the Original ICON Agreement (“Amendment No. 3”) providing for:

(i)    An additional secured delayed draw term loans in the aggregate amount of $6,000,000, bearing interest of 12.75% per annum for the purchase of equipment in connection with the Company's project to expand its fiber network in the region of West Texas (the “Fourth ICON Loan”),

(ii)   Revised amortization schedules of the First ICON Loan, Second ICON Loan and Third ICON Loan (as described below), and

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

On March 28, 2013, we entered into Amendment No. 4 to the Original ICON Agreement which contains some definitional clarifications. On the same day, we drew down on the Fourth ICON Loan in the aggregate amount of $1,700,000 which was the first drew down under the Fourth ICON Loan. The principal amount of the Fourth ICON Loan is payable in 51 consecutive monthly installments with the first nine monthly payments being payments of accrued interest only.

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

The Company is required to maintain fixed charge coverage ratio of not less than 1.15 to 1.00 for the trailing four fiscal quarter period most recently ended if at any time cash was less than $3,000,000 as of the last day of any fiscal quarter. Pursuant to Amendment No. 3, senior leverage ratio should not exceed 2.25 to 1.00 from June 30, 2012 through March 31, 2013, 2.00 to 1.00 from June 30, 2013 through December 31, 2013, and 1.75 to 1.00 from March 31, 2014 and thereafter. As of March 31, 2013, the Company complied with the foregoing financial covenants.

The total outstanding amount of the loans as of March 31, 2013 is $15,800,000. As of March 31, 2013, the total amount of loan available in the future on the Fourth ICON Loan was $4,300,000.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2013 (Unaudited)

Note 3 – Notes payable (cont.)

2.
NTS Telephone Company, LLC, a wholly owned subsidiary of NTSC, received from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, $11.5 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the initial advance date until full repayment after 17 years. Each advance bears interest that will become fixed at the date of advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by NTS Telephone's assets which were $14.4 million at March 31, 2013. As of March 31, 2013, the current average weighted interest rate on the outstanding advances was 3.52%.

The total outstanding amount of these loans as of March 31, 2013 and December 31, 2012 are $9,403,646 and $9,589,321, respectively. The loans are to be repaid in monthly installments until 2023.

3.
PRIDE Network, Inc., a wholly owned subsidiary of NTSC, received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total of $99.9 million funding in the form of $45.9 million in grants and $54 million in 19 to 20 year loans. The aggregate amount of these loans and grants received by the Company as of March 31, 2013 is $33,151,444 and $27,444,703, respectively. Each advance bears interest that will become fixed at the date of the advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. The funding created an opportunity for the Company to expand the rollout of its FTTP infrastructure, known as the PRIDE Network, and bring broadband services to northwestern Texas and southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by PRIDE Network's assets which were $47.2 million at March 31, 2013. As of March 31, 2013, the current average weighted interest rate on the outstanding advances was 2.88%. As of March 31, 2013, the total amount of loans and grants available in the future was $20,841,595 and $18,432,217, respectively.

The loans are to be repaid in monthly installments until 2030. The total outstanding amounts of these loans as of March 31, 2013 and December 31, 2012 are $31,873,483 and $27,748,342, respectively.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2013 (Unaudited)

Note 4 – Bonds payable

On December 13, 2007, the Company issued a total of NIS 100,382,100 (approximately $25,562,032, based on the exchange rate as of December 13, 2007) unsecured Series A Bonds (the “Bonds”) to Israeli institutional investors. The principal of the Bonds is repaid in 8 equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). On November 11, 2008 (the “Date of Listing”), the Bonds commenced trading on the TASE. From the date of issuance until the Date of Listing, the Bonds accrued annual interest at a rate of 9%. As of the Date of Listing, the interest rate for the unpaid balance of the Bonds was reduced by 1% to an annual interest rate of 8%. The interest on the Bonds is paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Bonds are linked to the Israeli Consumer Price Index (“CPI”). The known CPI at March 31, 2013 was 117.7.

The components of the bonds payable are as follows:

March 31, 2013

Outstanding balance (in NIS)	37,643,288
Accrued Interest (in NIS)	990,070
Increase in debt due to CPI adjustments (in NIS)	6,151,499
Unearned gain due to hedging (in NIS)	(162,371)
Total outstanding debt (in NIS)	44,622,486

Exchange rate for year end	3.648

Total outstanding debt (USD)	$12,232,041
Debt discount related to warrants	(328,890)
Bonds held by subsidiary	(719,402)
Total outstanding debt	11,183,749

Less current portion	3,906,923

Long-term portion	$7,276,826

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

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), our former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to us (collectively with Xfone 018, the “Defendants”), in the Central District Court, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by customers to the Defendants’ respective technical support centers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,055,921) which reflects the Petitioners’ estimation of damages caused to all customers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.

On February 22, 2012, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the instructions of the Israeli Court was supplemented on May 3, 2011 and amended on July 18, 2011 and on March 21, 2012 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services who called its telephone service center from July 4, 2004 until February 21, 2010, due to a problem with the international calling services, and were charged for such calls. The Compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one-time special reward in the amount of NIS 10,000 (approximately $2,741) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $10,965) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court. On April 30, 2012, the Israeli Court appointed a CPA as an examiner to review and assess the Settlement Agreement (the “Examiner”). The Examiner was instructed to advise the Israeli Court whether in his opinion the Settlement Agreement is reasonable. On October 18, 2012 the Examiner submitted his assessment to the Israeli Court. According to the Examiner's assessment, there are a number of impediments that will deter the Represented Group from making use of the right to a free call described above including the low value of the call and its limited utility. According to the Examiner, the appropriate solution would have been to compensate the specific affected customers for the damage caused. However, since the Examiner recognizes that, pursuant to Xfone 018's claims, the foregoing solution is impractical, the Examiner proposes to consider revising the manner in which the alleged damage, which he estimates at NIS 98,000 (approximately $26,864), will be paid for by Xfone 018. Following the Examiner's assessment, Xfone 018 and Mr. Sharvit have agreed to amend the Settlement Agreement, by giving the Israeli Court the discretion to decide whether Xfone 018 shall grant the free call benefit described above or donate a sum of NIS 49,000 (approximately $13,432) to Ezer  Mizion, a non-profit organization (“Ezer Mizion”) (the “Amended Settlement Agreement”). The Amended Settlement Agreement has been submitted to the Israeli Court, which ruled that a notice to the general public concerning the Amended Settlement Agreement shall be published in two daily papers. The said notices have been published and the period for submitting objections to the Amended Settlement Agreement has expired. The Company is awaiting a final decision from the Israeli Court regarding the two foregoing alternatives and expects the Israeli Court to approve the Amended Settlement Agreement.

On May 14, 2010, the Company entered into an agreement (including any amendment and supplement thereto, the “Agreement”) with Marathon Telecom Ltd. for the sale of our majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, the Company is fully and exclusively liable for any and all amounts, payments or expenses incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Agreement provides that the Company shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, we shall bear only the cost of such services). Section 10 of the Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with the Company and with mutual assistance. It is agreed between the Company and Xfone 018 that subject to and upon the approval of the Amended Settlement Agreement by the Israeli Court, the Company shall bear and/or pay: (i) the costs of the free call benefit or donation described above; (ii) the Reward; (iii) the Attorneys Fee; and (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $20,559); and (v) any other related costs (such as publication expenses and the Examiner's fees).

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

You should read the following discussion and analysis in conjunction with the Condensed Consolidated Financial Statements and Notesattached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

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

RESULTS OF OPERATIONS

Financial Information – Percentage of Revenues:

	Three months ended March 31,
	2013	2012
Revenues:
Services on Fiber-To-The-Premise network	35.8%	27.3%
Leased local loop services and other	64.2%	72.7%
Total Revenues	100%	100%

Expenses:
Cost of services (excluding depreciation and amortization)	44.5%	47.7%
Selling, general and administrative	33.4%	34.4%
Depreciation and amortization	11.1%	10.3%
Financing expenses, net	8.0%	9.7%
Other expenses	1.4%	1.3%
Total expenses	98.4%	103.4%

Income (loss) before taxes	1.6%	(3.4)%

Income tax benefit (expense)	(0.3)%	1.1%

Net income (loss)	1.3%	(2.3)%

COMPARISON OF THE THREE MONTHS PERIODS ENDED MARCH 31, 2013 AND MARCH 31, 2012

Revenues. Revenues for the quarter ended March 31, 2013 increased 0.1% to $14,936,236 from $14,923,829 for the same period in 2012. Revenues from our FTTP network in the quarter ended March 31, 2013 increased 31.3% to $5,346,152 from $4,072,667 in the same period in 2012. As percentage of total sales, FTTP revenues in the quarter ended March 31, 2013 increased to 35.8% from 27.3% for the quarter ended March 31, 2012. The growth of FTTP revenues is expected to continue due to the progress in the build out of our FTTP network in the communities which are located in the areas of the PRIDE Network projects in Texas and Louisiana as well as the expansion of our fiber network in selected areas in Wichita Falls and other markets in west Texas.

Revenues from our leased local loop include revenues from wholesale, other carriers and other non-FTTP customers. Revenues from leased local loop in the quarter ended March 31, 2013 decreased 11.6% to $9,590,084 from $10,851,162 for the same period in 2012. As percentage of total sales, leased local loop revenues in the quarter ended March 31, 2013 decreased to 64.2% from 72.7% for the same period in 2012. We expect that the decline in revenues from non-FTTP residential customer will continue in 2013, but will be offset by the increase in revenues in FTTP from business and residential customers.

Cost of Services (excluding depreciation and amortization). Cost of services consists primarily of facilities and traffic time purchased from other telephone companies and content for our video services. Cost of services for the quarter ended March 31, 2013 decreased 6.8% to $6,640,418 from $7,122,654 for the same period in 2012. Cost of services, as a percentage of revenues in the quarter ended March 31, 2013, decreased to 44.5% from 47.7% in the same period in 2012. We expect that the cost of services, as a percentage of revenues, will decline as we increase the portion of revenues generated from our high-margin FTTP services. FTTP services are provided over our fully owned fiber network and therefore we do not incur third party costs for leased network lines. As the revenue mix changes towards greater percentage of the high-margin FTTP revenues, and a lesser percentage of the low-margin revenues from non-FTTP residential customers and wholesale, the cost of services, as a percentage of revenues, is expected to decline.

Selling, General and Administrative Expenses. Selling expenses consist primarily of compensation costs for our sales, administrative and management employees. Selling, general and administrative expenses for the quarter ended March 31, 2013, decreased 2.9% to $4,987,133 from $5,136,761 for the same period in 2012. The decrease in the expenses resulted mainly from outsourcing most of our installation and maintenance work in the FTTP markets to subcontractors, which was offset by an increase in sales commission related to the increase in new FTTP revenues. As a percentage of revenues, selling, general and administrative expenses decreased by 1.0%. We expect that these changes will allow us to be more efficient on our operations and construction work.

Depreciation and Amortization. Depreciation and amortization expense for the quarter ended March 31, 2013 increased 8.5% to $1,664,842 from $1,533,973 for the same period in 2012. The increase was due to the large investments in the development of the FTTP networks and is offset by retirement of equipment related to our non-fiber network.

Financing Expenses. Financing expenses, net, for the quarter ended March 31, 2013, decreased 16.6% to $1,201,690 from $1,441,699 for the same period in 2012. Financing expenses consist of interest payable on our financial obligations, and the measurement of the Bonds, which are stated in NIS and linked to the Israeli Consumer Price Index (“CPI”). The decrease in financing expenses is mainly due the decrease in principal of our outstanding bonds and the buy-back of NIS 2,401,838 in par value of our Bonds which represents 6.4% of the outstanding NIS 37,643,288 in par value during the first quarter of 2012. The decrease in the financial expenses is offset by an increase in financing expenses incurred for an additional advances from the United States Department of Agriculture in the amount of $4,456,619 during the quarter ended March 31, 2013 and additional loans from ICON of $1,700,000 during the quarter ended March 31, 2013. The financing expenses are presented net of unearned gain on the hedging of interest and principal bond payments in 2013.

Other Expenses. Other expenses for the quarter ended March 31, 2013 increased 5.8% to $210,245 from $198,669 for the same period in 2012. Other expenses consist of real estate taxes. We expect that real estate taxes will increase as we continue to expand our operations in the PRIDE Network markets.

Income taxes. We conduct our business in several states in the US. Therefore, our operating income is subject to varying rates of state tax in the US. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses. However, we expect that our income taxes will not materially vary in relation to the geographic distribution of our profits inside the US. Due to non-deductible compensation related to stock options and non-deductible amortization of intangible assets, our effective tax rate was 19.37% and 33.52% for the quarter ended March 31, 2013 and 2012, respectively.

Net Income (loss). Net income for the quarter ended March 31, 2013 increased 155.2% to $186,981 from net loss of $339,001 for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of March 31, 2013 amounted to $6,872,540 compared to $3,908,620 as of December 31, 2012, an increase of $2,963,920. Net cash provided by operating activities in the quarter ended March 31, 2013 was $2,999,638, an increase of $1,630,373 compared to $1,369,265 which was provided by operating activities in the quarter ended March 31, 2012. The increase in cash flow from operating activities is mostly related to the following changes in working capital: (1) an increase in accounts receivable of $262,455 during the quarter ended March 31, 2013, compared to an increase of $378,856 in the same period of 2012; (2) an increase in prepaid expenses and other receivables of $510,891 in the quarter ended March 31, 2013, compared to an increase of $349,831 in the same period of 2012; (3) a decrease in the provision for bad debt of $168,047 during the quarter ended March 31, 2013, compared to an increase of $140,524 in the same period of 2012; (4) an increase in other liabilities and accrued expenses of $289,182 in the quarter ended March 31, 2013, compared to an increase of $212,460 during the same period of 2012 and (5) an increase in trade payables of $1,838,366 during the quarter ended March 31, 2013, compared to an increase of 558,232 during the same period of 2012. Net cash used by investing activities in the quarter ended March 31, 2013 was $3,732,690 compared to $3,309,512 in the same period of 2012. Of that amount, $725,115 is attributable to the build out of our FTTP projects in Levelland, Texas and the PRIDE Network projects and $3,007,575 to the purchase of other equipment. Net cash provided by financing activities for the quarter ended March 31, 2013 was $3,696,972 compared to $3,048,925 in the same period of 2012. Net cash provided by financing activities in 2013 is primarily attributable to proceeds from long-term loans from the United States Department of Agriculture, and the Loan Agreement with ICON, which are offset by repayment of the long-term loans from the United States Department of Agriculture and capital lease obligations.

Capital lease obligations: We are the lessee of switching and other telecom equipment under capital leases expiring on various dates through 2017.

As of March 31, 2013, we reported a working capital deficit of $8,227,723 compared to a working capital deficit of $6,248,721 on December 31, 2012. On February 12, 2013, we entered into a further amendment to the Original ICON Agreement providing for an additional secured delayed draw term loan in the amount of $6,000,000 for the purchase of equipment in connection with our project to expand our fiber network in the region of West Texas and the delay of amortization schedules of the previously drawn down loans by six months. On March 28, 2013, we drew down an aggregate amount of $1,700,000 under the additional secured delayed draw term loan.

We believe that increased revenues from the higher margin Fiber-To-The-Premise network together with increasing operating efficiency will result in increased profitability and cash flows, which will lead to improvement in the working capital deficit to meet our anticipated cash requirements for at least the next 12 months. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities or we are unable to renew and/or extend a portion of our short-term liabilities, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that we will be able to meet our liquidity needs for at least the next 12 months, no assurance can be given that we will be able to do so.

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of March 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic Note Payable	$16,590,326	$975,964	$4,949,362	$10,665,000	$-
Notes Payable from the United States Department of Agriculture	41,277,130	2,025,074	4,050,149	4,050,149	31,151,758
Bonds	11,183,749	3,906,923	7,276,826	-	-
Capital leases	542,105	373,593	141,559	26,953	-
Operating leases	1,062,750	655,831	380,097	26,822	-

Total contractual cash obligations	$70,656,060	$7,937,385	$16,797,993	$14,768,924	$31,151,758

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

On February 12, 2013, we entered into Amendment No. 3 to the Original ICON Agreement (“Amendment No. 3”) providing for (i) an additional secured delayed draw term loans in the aggregate amount of $6,000,000, bearing interest of 12.75% per annum for the purchase of equipment in connection with our project to expand our fiber network in the region of West Texas (the “Fourth ICON Loan”), (ii) revised amortization schedules of the First ICON Loan, Second ICON Loan and Third ICON Loan (as described below), and (iii) certain other amendments to the Original ICON Agreement (as amended by Amendment No. 1 and Amendment No. 2), described in Amendment No. 3.

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

On March 28, 2013, we entered into Amendment No. 4 to the Original ICON Agreement which contains some definitional clarifications. On the same day, we drew down on the Fourth ICON Loan in the aggregate amount of $1,700,000 which was the first drew down under the Fourth ICON Loan. The principal amount of the Fourth ICON Loan is payable in 51 consecutive monthly installments with the first nine monthly payments being payments of accrued interest only.

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

We are required maintain fixed charge coverage ratio of not less than 1.15 to 1.00 for the trailing four fiscal quarter period most recently ended if at any time cash was less than $3,000,000 as of the last day of any fiscal quarter. Pursuant to Amendment No. 3, senior leverage ratio should not exceed 2.25 to 1.00 from June 30, 2012 through March 31, 2013, 2.00 to 1.00 from June 30, 2013 through December 31, 2013, and 1.75 to 1.00 from March 31, 2014 and thereafter. As of March 31, 2013, we complied with the foregoing financial covenants.

The total outstanding amount of the loans as of March 31, 2013 is $15,800,000. As of March 31, 2013, the total amount of loan available in the future on the Fourth ICON Loan was $4,300,000.

US subsidiaries

NTS Telephone Company, LLC (d/b/a NTS of Levelland), a wholly owned subsidiary of NTSC, received from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, a $11.5 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the initial advance date until full repayment after 17 years. Each advance bears interest that will become fixed at the date of the advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by NTS Telephone’s assets which were $14.4 million at March 31, 2013. As of March 31, 2013, the current average weighted interest rate on the outstanding advances was 3.52%. The total outstanding amount of these loans as of March 31, 2013 is $9,403,646. The loans are to be repaid in monthly installments until 2023.

PRIDE Network, Inc., a wholly owned subsidiary of NTSC, has received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total $99.9 million funding in form of $45.9 million in grants and $54 million in 19 to 20-year loans. The aggregate amount of these loans and grants received by the Company as of March 31, 2013 is $33,151,444 and $27,444,703, respectively. Each advance bears interest that will become fixed at the date of the advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. The funding created an opportunity for us to expand the roll out of our FTTP infrastructure, known as the PRIDE Network projects, in northwestern Texas and in southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by PRIDE Network's assets which were $47.2 million at March 31, 2013. As of March 31, 2013, the current average weighted interest rate on the outstanding advances was 2.88%. As of March 31, 2013, the total amount of loans and grants available in the future was $20,841,595 and $18,432,217, respectively.

The loans are to be repaid in monthly installments until 2030. The total outstanding amount of these loans as of March 31, 2013 and December 31, 2012 are $31,873,483 and $27,748,342, respectively.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

All of our assets, liabilities (except the Series A Bonds and other insignificant costs), revenues and expenditures are in USD.

Notwithstanding having our Series A Bonds stated in NIS and linked to the Israeli Consumer Price Index, during the quarter ended March 31, 2013, our outstanding liability was increased by $275,902 as a result of the adjustment to the Israeli CPI and revaluation of the NIS in relation with the USD. We may use foreign currency exchange contracts and other derivatives instruments to be the appropriate tool for managing such exposure

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

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), our former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to us (collectively with Xfone 018, the “Defendants”), in the Central District Court, Israel (the “Israeli Court”). The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by customers to the Defendants’ respective technical support centers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,055,921) which reflects the Petitioners’ estimation of damages caused to all customers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the instructions of the Israeli Court was supplemented on May 3, 2011 and amended on July 18, 2011 and on March 21, 2012 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services who called its telephone service center from July 4, 2004 until February 21, 2010, due to a problem with the international calling services, and were charged for such calls. The compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one-time special reward in the amount of NIS 10,000 (approximately $2,741) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $10,965) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court. On April 30, 2012, the Israeli Court appointed a CPA as an examiner to review and assess the Settlement Agreement (the “Examiner”). The Examiner was instructed to advise the Israeli Court whether in his opinion the Settlement Agreement is reasonable. On October 18, 2012 the Examiner submitted his assessment to the Israeli Court. According to the Examiner's assessment, there are a number of impediments that will deter the Represented Group from making use of the right to a free call described above including the low value of the call and its limited utility. According to the Examiner, the appropriate solution would have been to compensate the specific affected customers for the damage caused. However, since the Examiner recognizes that, pursuant to Xfone 018's claims, the foregoing solution is impractical, the Examiner proposes to consider revising the manner in which the alleged damage, which he estimates at NIS 98,000 (approximately $26,864), will be paid for by Xfone 018. Following the Examiner's assessment, Xfone 018 and Mr. Sharvit have agreed to amend the Settlement Agreement, by giving the Israeli Court the discretion to decide whether Xfone 018 shall grant the free call benefit described above or donate a sum of NIS 49,000 (approximately $13,432) to Ezer Mizion, a non-profit organization (“Ezer Mizion”) (the “Amended Settlement Agreement”). The Amended Settlement Agreement has been submitted to the Israeli Court, which ruled that a notice to the general public concerning the Amended Settlement Agreement shall be published in two daily papers. The said notices have been published and the period for submitting objections to the Amended Settlement Agreement has expired. We are awaiting a final decision from the Israeli Court regarding the two foregoing alternatives and expect the Israeli Court to approve the Amended Settlement Agreement.

On May 14, 2010, we entered into an agreement (including any amendment and supplement thereto, the “Agreement”) with Marathon Telecom Ltd. for the sale of our majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, we are fully and exclusively liable for any and all amounts, payments or expenses incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Agreement provides that we shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, we shall bear only the cost of such services). Section 10 of the Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with us and with mutual assistance. It is agreed between us and Xfone 018 that subject to and upon the approval of the Amended Settlement Agreement by the Israeli Court, we shall bear and/or pay: (i) the costs of the free call benefit or donation described above; (ii) the Reward; (iii) the Attorneys Fee; (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $20,559); and (v) any other related costs (such as publication expenses and the Examiner's fees).

In the event the Amended Settlement Agreement is not approved by the Israeli Court, Xfone 018 intends to vigorously defend the Class Action Request.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
101
The following materials from NTS, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements. *

________________________
* The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS, INC.

Date: May 14, 2013	By:	/s/ Guy Nissenson
Guy Nissenson
President, Chief Executive Officer and Chairman of the Board
(principal executive officer)

Date: May 14, 2013	By:	/s/ Niv Krikov
Niv Krikov
Principal Accounting Officer, Treasurer and Chief Financial Officer
(principal accounting and financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
101
The following materials from NTS, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements. *

________________________
* The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.