Form 10-Q
period 2013-06-30
NTS, INC.
filed 2013-08-14
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 13, 2013, 41,463,879 shares of the Company’s common stock, $0.001 par value, were outstanding.

 NTS, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED) - PERIOD ENDED JUNE 30, 2013

NTS, Inc. and Subsidiaries

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2013

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)

CURRENT ASSETS:
Cash	$9,937,102	$3,908,620
Accounts receivable, net	4,531,672	5,156,598
Prepaid expenses and other receivables	3,400,397	3,808,718
Deferred taxes	928,607	815,563
Inventory	211,384	222,735

Total current assets	19,009,162	13,912,234

BONDS ISSUANCE COSTS, NET	420,267	853,847

OTHER LONG-TERM ASSETS	2,704,470	2,783,083

RESTRICTED CASH	252,059	-

FIXED ASSETS, NET	98,295,252	89,468,282

INTANGIBLE ASSETS, NET	1,278,086	1,465,553

Total assets	$121,959,296	$108,482,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)

CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$3,860,782	$2,541,703
Trade payables	12,344,959	8,498,688
Other liabilities and accrued expenses	4,643,686	5,068,640
Current maturities of obligations under capital leases	296,832	424,719
Current maturities of bonds	3,752,577	3,627,205

Total current liabilities	24,898,836	20,160,955

DEFERRED TAXES, NET	1,572,289	2,073,530

NOTES PAYABLE TO THE UNITED STATES DEPARTMENT OF AGRICULTURE, NET OF CURRENT MATURITIES	41,310,422	35,519,847

NOTES PAYABLE, NET OF CURRENT MATURITIES	18,950,068	14,410,774

BONDS PAYABLES, NET OF CURRENT MATURITIES	7,586,551	7,026,523

OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT MATURITIES	128,170	207,883

OTHER LONG-TERM LIABILITIES	532,912	1,679,619

Total liabilities	94,979,248	81,079,131

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value per share: 150,000,000 shares authorized; 41,369,894 and 41,186,596, issued and outstanding at June 30, 2013 and December 31, 2012, respectively	41,370	41,187
Additional paid-in capital	55,043,641	54,669,894
Foreign currency translation adjustment	(1,805,791)	(1,805,791)
Retained earnings (deficit)	(26,299,172)	(25,501,422)

Total Equity	26,980,048	27,403,868

Total liabilities and shareholders' equity	$121,959,296	$108,482,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended			Six months ended
	June 30,			June 30,
	2013	2012		2013	2012
Revenues
Services on Fiber-To-The-Premise network	$5,652,618	$4,513,105		$10,998,770	$8,585,772
Leased local loop services and other	9,533,566	10,571,454		19,123,650	21,422,616
Total Revenues	15,186,184	15,084,559		30,122,420	30,008,388

Expenses
Cost of services (excluding depreciation and amortization shown below)	6,730,847	6,820,276		13,371,265	13,942,930
Selling, general and administrative	6,400,964	5,436,522		11,388,097	10,573,283
Depreciation and amortization	1,683,128	1,452,468		3,347,970	2,986,441
Financing expenses, net	1,661,283	1,119,237		2,862,973	2,560,936
Other expenses	223,428	179,207		433,673	377,876
Total Expenses	16,699,650	15,007,710		31,403,978	30,441,466

Income (loss) before taxes	(1,513,466)	76,849		(1,281,558)	(433,078)

Income tax benefit (expense)	528,735	(4,104)		483,808	166,822

Net income (loss)	$(984,731)	$72,745		$(797,750)	$(266,256)

Basic and diluted income (loss) per share	$(0.02)	$0.00	*	$(0.02)	$(0.01)

Basic and diluted weighted average number of shares outstanding	41,237,618	41,186,596		41,212,249	41,186,596

* Represents amount less than $0.01.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2013	2012
Cash flow from operating activities:
Net loss	$(797,750)	$(266,256)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,347,970	2,986,441
Compensation in connection with the issuance of warrants and options issued for professional services	172,302	79,146
Increase (decrease) in bad debt provision	239,701	228,184
Accrued interest and exchange rate on bonds	685,400	(151,274)
Unearned Loss due to hedging	-	97,109
Expense of discounted debt from related party and related warrants	-	237,454
Decrease (increase) in bonds issuance cost, net	433,580	144,690
Decrease (increase) in account receivables	385,225	(693,773)
Decrease (increase) in inventories	11,351	2,582
Decrease (increase) in long-term receivables	78,613	(21,783)
Decrease (increase) in prepaid expenses and other receivables	408,321	(182,200)
Increase ( decrease) in other long-term liabilities	(1,146,707)	(29,189)
Increase (decrease) in trade payables	3,846,271	(459,354)
Increase (decrease) in other liabilities and accrued expenses	(424,954)	(385,474)
Deferred tax provision	(614,285)	(285,985)

Net cash provided by operating activities	6,625,038	1,300,318

Cash flow from investing activities:
Purchase of equipment	(4,715,411)	(1,178,723)
Purchase of equipment for the projects under the United States Department of Agriculture, net of grants received	(7,244,291)	(6,491,382)

Net cash used in investing activities	(11,959,702)	(7,670,105)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six months ended
	June 30,
	2013	2012
Cash flow from financing activities:
Repayment of short-term loans from banks and others	(490,200)	(3,946,730)
Proceeds from long-term loans	6,000,000	3,500,000
Repayment of capital lease obligation	(235,371)	(295,753)
Proceeds from long-term loans from the United States Department of Agriculture	7,236,532	9,249,827
Repayment of long term loans from United States Department of Agriculture	(1,097,384)	(685,769)
Decrease (increase) in restricted cash	(252,059)	(352,601)
Proceeds from exercise of options	201,628	-

Net cash provided by financing activities	11,363,146	7,468,974

Net increase (decrease) in cash and cash equivalents	6,028,482	1,099,187

Cash and cash equivalents at the beginning of the period	3,908,620	6,563,514

Cash and cash equivalents at the end of period	$9,937,102	$7,662,701

Supplemental disclosure of cash flows activities:

Cash paid for:

Interest	$1,975,734	$1,693,105

Taxes	$98,387	$166,000

Purchase of fixed assets by capital lease arrangements	$27,771	$245,461

Purchase of fixed assets included in accounts payable	$1,779,122	$2,452,968

The accompanying notes are an integral part of these condensed consolidated financial statements

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

NTSI’s wholly owned subsidiaries as of June 30, 2013 were as follows:

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

As of June 30, 2013, the Company reported a working capital deficit of $5,889,674 compared to a working capital deficit of $6,248,721 as of December 31, 2012. On February 12, 2013, the Company entered into a further amendment to the Original ICON Agreement providing for an additional secured delayed draw term loan in the amount of $6,000,000 for the purchase of equipment in connection with the Company's project to expand its fiber network in the region of West Texas and the delay of the amortization schedules of the previously drawn down loans by six months. As of June 30, 2013 the Company drew down the full amount of the term loan.

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
JUNE 30, 2013
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

In management’s opinion, the condensed consolidated balance sheet as of June 30, 2013 (unaudited) and December 31, 2012 (audited), the unaudited condensed consolidated statements of operations for the six months ended June 30, 2013 and 2012, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company's financial position, results of operations and cash flows on a basis consistent with that of the Company's prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2012.

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
JUNE 30, 2013
(Unaudited)

Note 2 - Significant Accounting Policies (cont.)

D.	Restricted Cash

Restricted cash includes proceeds held by PRIDE Network, Inc. that were received from the United States Department of Agriculture to develop its FTTP infrastructure in northwestern Texas and southern Louisiana and for which the equipment and\or services were not received.

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

Accounts receivable are presented net of an allowance for doubtful accounts of $1,320,661 and $1,080,960 at June 30, 2013 and December 31, 2012, respectively.

F.	Other Intangible Assets

Other intangible assets consist of a license to provide communication services in the US.

Customer relations related to mergers and acquisitions are amortized over a period between 2-13 years from the date of the purchase.

G.	Earnings Per Share

Basic earning per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Warrants and options were excluded from the calculation of diluted loss per share since they would have an anti-dilutive effect due to the Company's loss from continued operations and net loss to shareholders which were reported for the six months ended June 30, 2013 and 2012.

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
JUNE 30, 2013
(Unaudited)

Note 2 - Significant Accounting Policies (cont.)

I.	Income Taxes

The Company and its subsidiaries account for income taxes in accordance with FASB ASC No. 740, “Income Taxes.” This topic prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

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
JUNE 30, 2013
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

The Company recognizes all of its derivative instruments as either assets or liabilities on the balance sheet at fair value. For derivative instruments that are designated and qualify as a cash flows hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. For the period ended June 30, 2013, the Company’s forward contracts did not qualify for hedge accounting and as such, changes in the fair value of the derivative instrument were reported in current period earnings. During January 2012, the Company entered into two foreign currency hedging transactions of $596,842 maturing on May 29, 2012 to buy NIS 2,303,809 and $4,306,570 maturing on November 28, 2012 to buy NIS 16,640,591 in order to hedge against the risk of principal and interest payments of its bonds during 2012. The Company hedged its forecasted principal and interest payments denominated in NIS with currency forwards contracts.

K.	Recent Accounting Pronouncements

Balance Sheet (Topic 210). In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-11 “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities" which require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is effective for annual reporting periods beginning on or after January 1, 2013, with interim periods therein, and is to be implemented retrospectively. Accordingly, adoption of the new guidance has not impacted the Company’s financial statements.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

(iii)  Certain other amendments to the Original ICON Agreement (as amended by Amendment No. 1 and Amendment No. 2), described in Amendment No. 3.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

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

On March 28, 2013, the Company entered into Amendment No. 4 to the Original ICON Agreement which contains some definitional clarifications. On the same day, the Company drew down under the Fourth ICON Loan in the aggregate amount of $1,700,000 which was the first draw down under the Fourth ICON Loan. The principal amount of the first draw down under the Fourth ICON Loan is payable in 51 consecutive monthly installments with the first nine monthly payments being payments of accrued interest only.

On June 27, 2013, the Company entered into Amendment No. 5 to the Original ICON Agreement which makes certain technical amendments to the Original ICON Agreement and waives a certain condition for the availability of the Fourth ICON Loan.

In addition, on June 27, 2013, the Company drew down on the Fourth ICON Loan in the aggregate amount of $4,300,000 which was the second draw down under the Fourth ICON Loan. The principal amount of the second draw down under the Fourth ICON Loan is payable in 48 consecutive monthly installments with the first six monthly payments being payments of accrued interest only.

Each of the foregoing loans are secured by a lien against all of each Borrower's and Guarantor's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title, or interest; provided, however, that none of the assets of PRIDE Network, Inc. and NTS Telephone Company, LLC are being used as collateral for the loans and are specifically excluded.

Pursuant to the Original ICON Agreement (as amended), the Company is required to maintain fixed charge coverage ratio of not less than 1.15 to 1.00 for the trailing four fiscal quarter period most recently ended if at any time cash was less than $3,000,000 as of the last day of any fiscal quarter. In addition, senior leverage ratio should not exceed 2.25 to 1.00 from June 30, 2012 through March 31, 2013, 2.00 to 1.00 from June 30, 2013 through December 31, 2013, and 1.75 to 1.00 from March 31, 2014 and thereafter. As of June 30, 2013, the Company complied with the foregoing financial covenants.

The total outstanding amount of the loans as of June 30, 2013 is $20,100,000. As of June 30, 2013, there are no amounts available for future draws.

2.
NTS Telephone Company, LLC, a wholly owned subsidiary of NTSC, received from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, $11.5 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the initial advance date until full repayment after 17 years. Each advance bears interest that will become fixed at the date of advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by NTS Telephone's assets which were $14.7 million at June 30, 2013. As of June 30, 2013, the current average weighted interest rate on the outstanding advances was 3.52%.

The total outstanding amount of these loans as of June 30, 2013 and December 31, 2012 are $9,217,244 and $9,589,321, respectively. The loans are to be repaid in monthly installments until 2023.

3.
PRIDE Network, Inc., a wholly owned subsidiary of NTSC, received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total of $99.9 million funding in the form of $45.9 million in grants and $54 million in 19 to 20 year loans. The aggregate amount of these loans and grants received by the Company as of June 30, 2013 is $35,931,355 and $30,016,269, respectively. Each advance bears interest that will become fixed at the date of the advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. The funding created an opportunity for the Company to expand the rollout of its FTTP infrastructure, known as the PRIDE Network, and bring broadband services to northwestern Texas and southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by PRIDE Network's assets which were $50.2 million at June 30, 2013. As of June 30, 2013, the current average weighted interest rate on the outstanding advances was 2.84%. As of June 30, 2013, the total amount of loans and grants available in the future was $18,061,683 and $15,860,291, respectively.

The loans are to be repaid in monthly installments until 2030. The total outstanding amounts of these loans as of June 30, 2013 and December 31, 2012 are $34,259,567 and $27,748,342, respectively.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

Note 4- Bonds payable

On December 13, 2007, the Company issued a total of NIS 100,382,100 (approximately $25,562,032, based on the exchange rate as of December 13, 2007) unsecured Series A Bonds (the “Bonds”) to Israeli institutional investors. The principal of the Bonds is repaid in 8 equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). On November 11, 2008 (the “Date of Listing”), the Bonds commenced trading on the TASE. From the date of issuance until the Date of Listing, the Bonds accrued annual interest at a rate of 9%. As of the Date of Listing, the interest rate for the unpaid balance of the Bonds was reduced by 1% to an annual interest rate of 8%. The interest on the Bonds is paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Bonds are linked to the Israeli Consumer Price Index ("CPI"). The known adjusted CPI at June 30, 2013 was 118.5.

The components of the bonds payable are as follows:

June 30, 2013
Outstanding balance (in NIS)	37,643,288
Accrued Interest (in NIS)	239,267
Increase in debt due to CPI adjustments (in NIS)	6,338,432
Total outstanding debt (in NIS)	44,220,987

Exchange rate	3.618

Total outstanding debt (USD)	$12,222,495
Debt discount related to warrants	(298,473)
Bonds held by subsidiary	(584,894)

Total outstanding debt	11,339,128

Less current portion	3,752,577

Long-term portion	$7,586,551

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

Note 4- Bonds payable (Cont.)

The Company issued the holders of the Bonds, for no additional consideration, 956,020 (non-tradable) Warrants, each exercisable at an exercise price of $3.50 with a term of 4 years, beginning on September 2, 2008. In November 2011, following the completion of a rights offering, the exercise price of these warrants was adjusted to $2.04 per share. The warrants expired in September 2012.

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

Note 5 – Capital Structure

On May 8, 2013, the Company granted, under and subject to the Company's 2007 Stock Incentive Plan, to several of the Company’s directors and employee options to purchase 269,780 shares of common stock (the "Options"). The Options are exercisable at $1.10 per share and expire five years from the date of grant. Commencing on June 8, 2013, 250,000 options vest in equal monthly installments of 10,000. The remaining 19,780 vest over a period of 4 years, 25% of the options after 12 months from the grant date and the remaining 75% of the options shall vest over the following 3 years in equal quarterly installments beginning 15 months from the grant date.

During the second quarter of 2013, options holder exercised their right to purchase 183,298 of the Company’s Common Stocks at an average exercise price of $1.10 per share. At June 30, 2013, the total issued and outstanding Common stock of $0.001 par value per share is 41,369,894.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

Note 6 – Legal proceedings

Eliezer Tzur et al. vs. 012 Telecom Ltd. et al.

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), the Company’s former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to us (collectively with Xfone 018, the “Defendants”), in the Central District Court, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by customers to the Defendants’ respective technical support centers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,099,076) which reflects the Petitioners’ estimation of damages caused to all customers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the instructions of the Israeli Court was supplemented on May 3, 2011 and amended on July 18, 2011 and on March 21, 2012 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services who called its telephone service center from July 4, 2004 until February 21, 2010, due to a problem with the international calling services, and were charged for such calls. The compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one-time special reward in the amount of NIS 10,000 (approximately $2,798) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $11,195) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court. On April 30, 2012, the Israeli Court appointed a CPA as an examiner to review and assess the Settlement Agreement (the “Examiner”). The Examiner was instructed to advise the Israeli Court whether in his opinion the Settlement Agreement is reasonable. On October 18, 2012 the Examiner submitted his assessment to the Israeli Court. According to the Examiner's assessment, there are a number of impediments that will deter the Represented Group from making use of the right to a free call described above including the low value of the call and its limited utility. According to the Examiner, the appropriate solution would have been to compensate the specific affected customers for the damage caused. However, since the Examiner recognizes that, pursuant to Xfone 018's claims, the foregoing solution is impractical, the Examiner proposes to consider revising the manner in which the alleged damage, which he estimates at NIS 98,000 (approximately $27,428), will be paid for by Xfone 018. Following the Examiner's assessment, Xfone 018 and Mr. Sharvit have agreed to amend the Settlement Agreement, by giving the Israeli Court the discretion to decide whether Xfone 018 shall grant the free call benefit described above or donate a sum of NIS 49,000 (approximately $13,714) to Ezer Mizion, a non-profit organization (“Ezer Mizion”) (the “Amended Settlement Agreement”). The Amended Settlement Agreement has been submitted to the Israeli Court, which ruled that a notice to the general public concerning the Amended Settlement Agreement shall be published in two daily papers. The said notices have been published and the period for submitting objections to the Amended Settlement Agreement has expired. On July 2, 2013, the Israeli Court requested that the Attorney General submit its position with respect to the Amended Settlement Agreement, after which it is expected that the Israeli Court will issue its final decision.

On May 14, 2010, the Company entered into an agreement (including any amendment and supplement thereto, the “Agreement”) with Marathon Telecom Ltd. for the sale of the Company’s majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, the Company is fully and exclusively liable for any and all amounts, payments or expenses incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Agreement provides that the Company shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, we shall bear only the cost of such services). Section 10 of the Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with the Company and with mutual assistance. It is agreed between the Company and Xfone 018 that subject to and upon the approval of the Amended Settlement Agreement by the Israeli Court, the Company shall bear and/or pay: (i) the costs of the free call benefit or donation described above; (ii) the Reward; (iii) the Attorneys Fee; (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $20,991); and (v) any other related costs (such as publication expenses and the Examiner's fees).

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

RESULTS OF OPERATIONS

Financial Information – Percentage of Revenues:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Services on Fiber-To-The-Premise network	37.2%	29.9%	36.5%	28.6%
Leased local loop services and other	62.8%	70.1%	63.5%	71.4%
Total Revenues	100%	100%	100%	100%

Expenses:
Cost of services (excluding depreciation and amortization)	44.3%	45.2%	44.4%	46.5%
Selling, general and administrative	42.1%	36.0%	37.8%	35.2%
Depreciation and amortization	11.1%	9.6%	11.1%	10.0%
Financing expenses, net	10.9%	7.4%	9.5%	8.5%
Other expenses	1.6%	1.3%	1.4%	1.2%
Total expenses	110%	99.5%	104.2%	101.4%

Income (loss) before taxes	(10)%	0.5%	(4.2)%	(1.4)%

Income tax benefit (expense)	3.5%	0%	1.6%	0.5%

Net Income (loss)	(6.5)%	0.5%	(2.6)%	(0.9)%

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2013 AND JUNE 30, 2012

Revenues. Revenues for the six month period ended June 30, 2013 increased by 0.4% to $30,122,420 from $30,008,388 for the same period in 2012.

Revenues from our Fiber-To-The-Premise ("FTTP") network include revenues from the delivery of products and services via our fully owned FTTP network. These products and services include video, high speed Internet and voice as well as broadband connectivity for private network within the footprint of our FTTP network. Revenues from our FTTP network in the six months ended June 30, 2013 increased 28.1% to $10,998,770 from $8,585,772 in the same period in 2012. As a percentage of total sales, FTTP revenues in the six months period ended June 30, 2013 increased to 36.5% from 28.6% for the same period in 2012. The growth of FTTP revenues is expected to continue due to the progress in the build out of our FTTP network in the communities which are located in the areas of the PRIDE Network projects, a subsidiary of NTSC.

Revenues from our leased local loop services include revenues from wholesale, other carriers and other non-FTTP customers. Revenues from leased local loop services in the six month period ended June 30, 2013 decreased 10.7% to $19,123,650 from $21,422,616 for the same period in 2012. As a percentage of total sales, leased local loop revenues in the six month period ended June 30, 2013 decreased to 63.5% from 71.4% for the same period in 2012. The decrease in revenues was caused by the aggressive competition in our non-FTTP markets. We expect that the decline in revenues from non-FTTP residential customer will continue in 2013, but will be offset by the increase in revenues in FTTP from business and residential customers.

Cost of services (excluding depreciation and amortization). Cost of services consists primarily of facilities and traffic time purchased from other telephone companies and content for our video services. Cost of services for the six month period ended June 30, 2013 decreased 4.1% to $13,371,265 from $13,942,930 for the same period in 2012. Cost of services, as a percentage of revenues in the six month period ended June 30, 2013, decreased to 44.4% from 46.5% in the same period in 2012. We expect that the trend of decline in cost of services, as a percentage of revenues, will continue as we increase the portion of revenues generated from our high-margin FTTP services. FTTP services are provided over our fully owned fiber optic network and therefore we do not incur third party costs for leased network lines. As the revenue mix changes towards higher percentage of the high-margin FTTP revenues and lesser percentage of the low-margin revenues from non-FTTP residential customers and wholesale, the cost of services, as a percentage of revenues, is expected to decline.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses consist primarily of compensation costs for our sales, administrative and management employees. Selling, general and administrative expenses for the six month period ended June 30, 2013 increased 7.7% to $11,388,097 from $10,573,283 for the same period in 2012. The increase was the results of the write-off of $519,435 of assets acquired during various acquisitions in which management had determined they would not be able to obtain successful resolution and the continued assessment by management of the allowance for doubtful accounts which resulted in an increase of bad debt expense of $921,379 over the prior period. This was offset by a decrease in payroll expenses resulted mainly from outsourcing most of our installation and maintenance work in the FTTP markets to subcontractors, which was offset by an increase in sales commission related to the increase in new FTTP revenues and increase in compensation in connection with the issuance of options to our directors and employees. As a percentage of revenues, selling, general and administrative expenses increased by 2.6%. We expect that these changes will allow us to be more efficient on our operations and construction work.

Depreciation and amortization. Depreciation and amortization expenses for the six month period ended June 30, 2013, increased 12.1% to $3,347,970 from $2,986,441 for the same period in 2012. The increase was due to the large investments in the development of the FTTP networks.

Financing Expenses. Financing expenses, net, for the six month period ended June 30, 2013, increased 11.8% to $2,862,973 from $2,560,936 for the same period in 2012. Financing expenses consist of interest payable on our financial obligations, and the measurement of the Bonds, which are stated in NIS and linked to the Israeli Consumer Price Index (the “CPI”). The increase in financing expenses is a result of the increase in outstanding loans from the United States Department of Agriculture and ICON Agent, LLC which was offset by a non-recurring amortization of deferred compensation related to the repayment of term loan from Burlingame Equity Investors LP.

Other Expenses. Other expenses for the six month period ended June 30, 2013, increased 14.8% to $433,673 from $377,876 for the same period in 2012. Other expenses consist of real estate taxes. The increase in other expenses is due to the increase in property tax for our additional facilities in the new FTTP markets.

Income taxes. We conduct our business in several states in the US. Therefore, our operating income is subject to varying rates of state tax in the US. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses. However, we expect that our income taxes will not materially vary in relation to the geographic distribution of our profits inside the US. Due to non-deductible expenses, non-deductible compensation related to stock options and non-deductible amortization of intangible assets, we had a tax benefit for the six month period ended June 30, 2013 and 2012 and our effective tax rate was 37.8% and 38.5% for the six month period ended June 30, 2013 and 2012, respectively.

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2013 AND JUNE 30, 2012

Revenues. Revenues for the quarter ended June 30, 2013, increased 0.7% to $15,186,184 from $15,084,559 for the same period in 2012.

Revenues from our Fiber-To-The-Premise ("FTTP") network include revenues from the delivery of products and services via our fully owned FTTP network. These products and services include video, high speed Internet and voice as well as broadband connectivity for private network within the footprint of our FTTP network. Revenues from our FTTP network for the quarter ended June 30, 2013, increased 25.2% to $5,652,618 from $4,513,105 in the same period in 2012. As percentage of total sales, FTTP revenues in the quarter ended June 30, 2013 increased to 37.2% from 29.9% for the same period in 2012. The growth of FTTP revenues is expected to continue due to the progress in the build out of our FTTP network in the communities which are located in the areas of the PRIDE Network projects, a subsidiary of NTSC.

Revenues from our leased local loop services include revenues from wholesale, other carriers and other non-FTTP customers. Revenues from leased local loop services for the quarter ended June 30, 2013, decreased 9.8% to $9,533,566 from $10,571,454 for the same period in 2012. As percentage of total sales, leased local loop revenues in the quarter ended June 30, 2013 decreased to 62.8% from 70.1% for the same period in 2012. The decrease in revenues was caused by the aggressive competition in our non-FTTP markets. We expect that the decline in revenues from non-FTTP customer will continue in the second half of 2013, but will be offset by the increase in revenues in FTTP from business and residential customers.

Cost of services (excluding depreciation and amortization). Cost of services consists primarily of facilities and traffic time purchased from other telephone companies and content for our video services. Cost of services for the quarter ended June 30, 2013, decreased 1.3% to $6,730,847 from $6,820,276 for the same period in 2012. Cost of services, as a percentage of revenues for the quarter ended June 30, 2013, decreased to 44.3% from 45.2% in the same period in 2012. We expect that the cost of services, as percentage of revenues, will decline as we increase the portion of revenues generated from our high-margin FTTP services. FTTP services are provided over our fully owned fiber optic network and therefore we do not incur third party costs for leased network lines. As the revenue mix changes towards higher percentage of the high-margin FTTP revenues and lesser percentage of the low-margin revenues from non-FTTP residential customers and wholesale, the cost of services, as a percentage of revenues, is expected to decline.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses consist primarily of compensation costs for our sales, administrative and management employees. Selling, general and administrative expenses for the quarter ended June 30, 2013, increased 17.7% to $6,400,964 from $5,436,522 for the same period in 2012. The increase was the results of the write-off of $519,435 of assets acquired during various acquisitions in which management had determined they would not be able to obtain successful resolution and the continued assessment by management of the allowance for doubtful accounts which resulted in an increase of bad debt expense of $1,028,538 over the prior period. This was offset by a decrease in payroll expenses resulted mainly from outsourcing most of our installation and maintenance work in the FTTP markets to subcontractors, which was offset by an increase in sales commission related to the increase in new FTTP revenues and increase in compensation in connection with the issuance of options to our directors and employees. As a percentage of revenues, selling, general and administrative expenses increased 6.1%. We expect that these changes will allow us to be more efficient on our operations and construction work.

Depreciation and amortization. Depreciation and amortization expenses for the quarter ended June 30, 2013, increased 15.9% to $1,683,128 from $1,452,468 for the same period in 2012. The increase was due to the large investments in the development of the FTTP networks.

Financing Expenses. Financing expenses, net, for the quarter ended June 30, 2013, increased 48.4% to $1,661,283 from $1,119,237 for the same period in 2012. Financing expenses consist of interest payable on our financial obligations, and the measurement of the Bonds, which are stated in NIS and linked to the Israeli Consumer Price Index (the “CPI”). The increase in financing expenses is a result of the increase in outstanding loans from the United States Department of Agriculture and ICON Agent, LLC.

Other Expenses. Other expenses for the quarter ended June 30, 2013, increased 24.7% to $223,428 from $179,207 for the same period in 2012. Other expenses consist of real estate taxes. The increase in other expenses is due to the increase in property tax for our additional facilities in the new FTTP markets.

Income taxes. We conduct our business in several states in the US. Therefore, our operating income is subject to varying rates of state tax in the US. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses. However, we expect that our income taxes will not materially vary in relation to the geographic distribution of our profits inside the US. Due to non-deductible expenses, non-deductible compensation related to stock options and non-deductible amortization of intangible assets, our effective tax rate was 34.9% and 5.3% for the quarters ended June 30, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of June 30, 2013 amounted to $9,937,102, compared to $3,908,620 as of December 31, 2012, an increase of $6,028,482. Net cash provided by operating activities in the six months ended June 30, 2013, was $6,625,038, an increase of $5,324,720 compared to $1,300,318 which was provided by operating activities for the six months ended June 30, 2012. The increase in cash flow provided by operating activities is related to the following changes in working capital: (1) a decrease in accounts receivable of $385,225 for the six months ended June 30, 2013 compared to an increase of $693,773 for the same period of 2012; (2) a decrease in prepaid expenses and other receivables of 408,321 for the six months ended June 30, 2013 compared to an increase of $182,200 for the same period of 2012; (3) an increase in trade payables of $3,846,271 for the six months ended June 30, 2013 compared to a decrease of $459,354 for the same period of 2012 and (4) a decrease in other liabilities and accrued expenses of $424,954 for the six months ended June 30, 2013 compared to a decrease of $385,474 for the same period of 2012 . Cash used in investing activities for the six months ended June 30, 2013, was $11,959,702 compared to $7,670,105 for the same period of 2012. Of that amount, $7,244,291 is attributable to the build out of our PRIDE Network projects and FTTP projects in Levelland, TX in six months ended June 30, 2013, compared to $6,491,382 in the same period of 2012 and $4,715,411 is attributable to the purchase of other equipment in six months ended June 30, 2013, compared to  $1,178,723 for the same period of 2012. Net cash provided by financing activities for the six months ended June 30, 2013, was $11,363,146 compared to $7,468,974 for the same period of 2012 and is primarily attributable to proceeds from long-term loan from ICON.

Capital lease obligations. We are the lessee of switching, other telecom equipment and vehicles under capital leases expiring on various dates through 2016.

As of June 30, 2013, we reported a working capital deficit of $5,889,694 compared to a working capital deficit of $6,248,721 as of December 31, 2012. On February 12, 2013, we entered into a further amendment to the Original ICON Agreement providing for an additional secured delayed draw term loan in the amount of $6,000,000 for the purchase of equipment in connection with our project to expand our fiber network in the region of West Texas and the delay of the amortization schedules of the previously drawn down loans by six months. As of June 30, 2013 we drew down the full amount of the term loan.

We believe that increased revenues from our high margin Fiber-To-The-Premise network together with increasing operating efficiency will result in increased profitability and cash flows, which will lead to improvement in the working capital deficit to meet our anticipated cash requirements for at least the next 12 months. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities or we are unable to renew and/or extend a portion of our short-term liabilities, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as it could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that we will be able to meet our liquidity needs for at least the next 12 months, no assurance can be given that we will be able to do so.

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of June 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic Note Payable	$20,644,462	$1,694,394	$6,136,318	$12,813,750	$-
Notes Payable from the United States Department of Agriculture	43,476,810	2,166,388	4,332,777	4,332,777	32,644,868
Bonds	11,924,022	4,934,078	6,989,944	-	-
Capital leases	424,993	296,823	122,888	5,282	-
Operating leases	823,364	467,247	345,135	10,982	-

Total contractual cash obligations	$77,293,651	$9,558,930	$17,927,062	$17,162,791	$32,644,868

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

On March 25, 2008, we issued the holders of the Series A Bonds, for no additional consideration, 956,020 (non-tradable) warrants, each exercisable at an exercise price of $2.04 (as adjusted in November 2011) with a term of 4 years, commencing on September 2, 2008. These warrants expired in September 2012.

The Series A Bonds may only be traded in Israel. As of August 6, 2012, the Series A Bonds are rated Ba1 with a stable outlook by Midroog Limited, an Israeli rating company which is a subsidiary of Moody’s Investor Services.

Loan agreement with ICON Agent, LLC

On October 6, 2011, we entered into a term loan, guarantee and security agreement (the “Original ICON Agreement”), as amended by the Amended & Restated Consent, Waiver & Amendment Agreement dated November 1, 2011 by and between the following: (1) ICON Agent, LLC (the “Agent”), acting as agent for the Lenders signatory thereto; (2) us, as Guarantor; (3) Xfone USA, Inc., NTS Communications, Inc., Gulf Coast Utilities, Inc., eXpeTel Communications, Inc., NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers, Inc., and NTS Management Company, LLC, acting as Borrowers and Guarantors; and (4) PRIDE Network, Inc., and NTS Telephone Company, LLC (together with the Borrowers and Guarantors acting as Credit Parties) that provided for a secured term loan in the amount of $7,500,000 (the “First ICON Loan”).

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

On March 28, 2013, we entered into Amendment No. 4 to the Original ICON Agreement which contains some definitional clarifications. On the same day, we drew down under the Fourth ICON Loan in the aggregate amount of $1,700,000 which was the first draw down under the Fourth ICON Loan. The principal amount of the first draw down under the Fourth ICON Loan is payable in 51 consecutive monthly installments with the first nine monthly payments being payments of accrued interest only.

On June 27, 2013, we entered into Amendment No. 5 to the Original ICON Agreement which makes certain technical amendments to the Original ICON Agreement and waives a certain condition for the availability of the Fourth ICON Loan.

In addition, on June 27, 2013, we drew down on the Fourth ICON Loan in the aggregate amount of $4,300,000 which was the second draw down under the Fourth ICON Loan. The principal amount of the second draw down under the Fourth ICON Loan is payable in 48 consecutive monthly installments with the first six monthly payments being payments of accrued interest only.

Each of the foregoing loans are secured by a lien against all of each Borrower's and Guarantor's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title, or interest; provided, however, that none of the assets of PRIDE Network, Inc. and NTS Telephone Company, LLC are being used as collateral for the loans and are specifically excluded.

Pursuant to the Original ICON Agreement (as amended), we are required to maintain fixed charge coverage ratio of not less than 1.15 to 1.00 for the trailing four fiscal quarter period most recently ended if at any time cash was less than $3,000,000 as of the last day of any fiscal quarter. In addition, senior leverage ratio should not exceed 2.25 to 1.00 from June 30, 2012 through March 31, 2013, 2.00 to 1.00 from June 30, 2013 through December 31, 2013, and 1.75 to 1.00 from March 31, 2014 and thereafter. As of June 30, 2013, we complied with the foregoing financial covenants.

The total outstanding amount of the loans as of June 30, 2013 is $20,100,000. As of June 30, 2013, there are no amounts available for future draws.

US subsidiaries

NTS Telephone Company, LLC, a wholly owned subsidiary of NTSC, received from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, $11.5 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the initial advance date until full repayment after 17 years. Each advance bears interest that will become fixed at the date of advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by NTS Telephone's assets which were $14.7 million at June 30, 2013. As of June 30, 2013, the current average weighted interest rate on the outstanding advances was 3.52%.

The total outstanding amount of these loans as of June 30, 2013 and December 31, 2012 are $9,217,244 and $9,589,321, respectively. The loans are to be repaid in monthly installments until 2023.

PRIDE Network, Inc., a wholly owned subsidiary of NTSC, received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total of $99.9 million funding in the form of $45.9 million in grants and $54 million in 19 to 20 year loans. The aggregate amount of these loans and grants received by the Company as of June 30, 2013 is $35,931,355 and $30,016,269, respectively. Each advance bears interest that will become fixed at the date of the advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. The funding created an opportunity for the Company to expand the rollout of its FTTP infrastructure, known as the PRIDE Network, and bring broadband services to northwestern Texas and southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by PRIDE Network's assets which were $50.2 million at June 30, 2013. As of June 30, 2013, the current average weighted interest rate on the outstanding advances was 2.84%. As of June 30, 2013, the total amount of loans and grants available in the future was $18,061,683 and $15,860,291, respectively.

The loans are to be repaid in monthly installments until 2030. The total outstanding amounts of these loans as of June 30, 2013 and December 31, 2012 are $34,259,567 and $27,748,342, respectively.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

All of our assets, liabilities (except the Series A Bonds and other insignificant costs), revenues and expenditures are in USD.

Notwithstanding having our Series A Bonds stated in NIS and linked to the Israeli Consumer Price Index, during the six months ended June 30, 2013, our outstanding liability was increased by 3.08%  as a result of the devaluation of the NIS in relation with the USD and an increase of 0.71% adjustment to the Israeli CPI. We may use foreign currency exchange contracts and other derivatives instruments to be the appropriate tool for managing such exposure.

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

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), our former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to us (collectively with Xfone 018, the “Defendants”), in the Central District Court, Israel (the “Israeli Court”). The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by customers to the Defendants’ respective technical support centers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,099,076) which reflects the Petitioners’ estimation of damages caused to all customers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the instructions of the Israeli Court was supplemented on May 3, 2011 and amended on July 18, 2011 and on March 21, 2012 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services who called its telephone service center from July 4, 2004 until February 21, 2010, due to a problem with the international calling services, and were charged for such calls. The compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one-time special reward in the amount of NIS 10,000 (approximately $2,798) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $11,195) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court. On April 30, 2012, the Israeli Court appointed a CPA as an examiner to review and assess the Settlement Agreement (the “Examiner”). The Examiner was instructed to advise the Israeli Court whether in his opinion the Settlement Agreement is reasonable. On October 18, 2012 the Examiner submitted his assessment to the Israeli Court. According to the Examiner's assessment, there are a number of impediments that will deter the Represented Group from making use of the right to a free call described above including the low value of the call and its limited utility. According to the Examiner, the appropriate solution would have been to compensate the specific affected customers for the damage caused. However, since the Examiner recognizes that, pursuant to Xfone 018's claims, the foregoing solution is impractical, the Examiner proposes to consider revising the manner in which the alleged damage, which he estimates at NIS 98,000 (approximately $27,428), will be paid for by Xfone 018. Following the Examiner's assessment, Xfone 018 and Mr. Sharvit have agreed to amend the Settlement Agreement, by giving the Israeli Court the discretion to decide whether Xfone 018 shall grant the free call benefit described above or donate a sum of NIS 49,000 (approximately $13,714) to Ezer Mizion, a non-profit organization (“Ezer Mizion”) (the “Amended Settlement Agreement”). The Amended Settlement Agreement has been submitted to the Israeli Court, which ruled that a notice to the general public concerning the Amended Settlement Agreement shall be published in two daily papers. The said notices have been published and the period for submitting objections to the Amended Settlement Agreement has expired. On July 2, 2013, the Israeli Court requested that the Attorney General submit its position with respect to the Amended Settlement Agreement, after which it is expected that the Israeli Court will issue its final decision.

On May 14, 2010, we entered into an agreement (including any amendment and supplement thereto, the “Agreement”) with Marathon Telecom Ltd. for the sale of our majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, we are fully and exclusively liable for any and all amounts, payments or expenses incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Agreement provides that we shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, we shall bear only the cost of such services). Section 10 of the Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with us and with mutual assistance. It is agreed between us and Xfone 018 that subject to and upon the approval of the Amended Settlement Agreement by the Israeli Court, we shall bear and/or pay: (i) the costs of the free call benefit or donation described above; (ii) the Reward; (iii) the Attorneys Fee; (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $20,991); and (v) any other related costs (such as publication expenses and the Examiner's fees).

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
101
The following materials from NTS, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements. *

________________________
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

NTS, INC.

Date: August 14, 2013	By:	/s/ Guy Nissenson
Guy Nissenson
President, Chief Executive Officer and Chairman of the Board
(principal executive officer)

Date: August 14, 2013	By:	/s/ Niv Krikov
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
101
The following materials from NTS, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements. *

________________________
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