Form 10-Q
period 2013-09-30
NTS, INC.
filed 2013-11-14
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-32521

NTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	11-3618510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 Broadway
Lubbock, Texas 79401
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

As of November 13, 2013, 42,068,055 shares of the Company’s common stock, $0.001 par value, were outstanding.

NTS, INC. AND SUBSIDIARIES

 PART I:  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED) - PERIOD ENDED SEPTEMBER 30, 2013

NTS, Inc. and Subsidiaries

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2013

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$3,301,783	$3,908,620
Accounts receivable, net	4,726,938	5,156,598
Prepaid expenses and other receivables	3,983,837	3,808,718
Deferred taxes	984,922	815,563
Inventories	189,582	222,735

Total current assets	13,187,062	13,912,234

BONDS ISSUANCE COSTS, NET	347,708	853,847

OTHER LONG-TERM ASSETS	2,400,886	2,783,083

FIXED ASSETS, NET	100,222,077	89,468,282

INTANGIBLE ASSETS, NET	1,184,352	1,465,553

Total assets	$117,342,085	$108,482,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)

CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$4,933,522	$2,541,703
Trade payables	7,624,977	8,498,688
Other liabilities and accrued expenses	4,814,026	5,068,640
Current maturities of obligations under capital leases	305,716	424,719
Current maturities of bonds	4,367,838	3,627,205

Total current liabilities	22,046,079	20,160,955

DEFERRED TAXES, NET	1,280,311	2,073,530

NOTES PAYABLE TO THE UNITED STATES DEPARTMENT OF AGRICULTURE, NET OF CURRENT MATURITIES	40,699,208	35,519,847

NOTES PAYABLE, NET OF CURRENT MATURITIES	18,132,659	14,410,774

BONDS PAYABLES, NET OF CURRENT MATURITIES	7,696,269	7,026,523

OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT MATURITIES	444,402	207,883

OTHER LONG-TERM LIABILITIES	26,931	1,679,619

Total liabilities	90,325,859	81,079,131

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value per share: 150,000,000 shares authorized; 41,641,266 and 41,186,596 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	41,641	41,187
Additional paid-in capital	55,407,820	54,669,894
Foreign currency translation adjustment	(1,805,791)	(1,805,791)
Retained earnings (deficit)	(26,627,444)	(25,501,422)

Total Equity	27,016,226	27,403,868

Total liabilities and shareholders' equity	$117,342,085	$108,482,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Services on Fiber-To-The-Premise network	$6,095,658	$4,755,779	$17,094,428	$13,341,551
Leased local loop services and other	8,710,044	10,170,267	27,833,694	31,592,883
Total Revenues	14,805,702	14,926,046	44,928,122	44,934,434

Expenses
Cost of services (excluding depreciation and amortization shown below)	6,085,114	6,734,583	19,456,379	20,677,513
Selling, general and administrative	5,121,467	5,165,190	16,509,564	15,738,473
Depreciation and amortization	2,078,396	1,813,006	5,426,366	4,799,447
Financing expenses, net	1,930,333	1,324,054	4,793,306	3,884,990
Other expenses, net	205,031	69,701	638,704	447,577
Total Expenses	15,420,341	15,106,534	46,824,319	45,548,000

Loss before taxes	(614,639)	(180,488)	(1,896,197)	(613,566)

Income tax benefit	286,367	148,913	770,175	315,735

Net loss	$(328,272)	$(31,575)	$(1,126,022)	$(297,831)

Basic and diluted loss per share	$(0.01)	$(0.00)*	$(0.03)	$(0.01)

Basic and diluted weighted average number of shares outstanding	41,571,167	41,186,596	41,316,192	41,186,596

* Represents amount less than $0.01.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2013	2012
Cash flow from operating activities:
Net loss	$(1,126,022)	$(297,831)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,426,366	4,799,447
Compensation in connection with the issuance of warrants and options issued for professional services	282,033	143,535
Increase in bad debt provision	300,868	295,903
Accrued interest and exchange rate on bonds	1,410,379	(147,219)
Unearned loss due to hedging	-	56,648
Expense of discounted debt from related party and related warrants	-	237,454
Gain on buy back of bonds	-	(221,643)
Amortization of bonds issuance cost	506,139	217,035

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	128,792	(2,094,475)
Decrease (increase) in inventories	33,153	(23,972)
Decrease (increase) in long-term receivables	382,197	(12,880)
Increase in prepaid expenses and other receivables	(175,119)	(887,704)
Increase (decrease) in other long-term liabilities	(1,652,688)	598,597
Decrease in trade payables	(873,711)	(2,191,948)
Decrease in other liabilities and accrued expenses	(254,614)	(270,356)
Deferred tax provision	(962,578)	(493,906)

Net cash provided by (used in) operating activities	3,425,195	(293,315)

Cash flow from investing activities:
Purchase of equipment	(6,745,403)	(2,571,638)
Purchase of equipment for the projects under the United States Department of Agriculture, net of grants received	(8,659,745)	(8,994,079)

Net cash used in investing activities	(15,405,148)	(11,565,717)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine months ended
	September 30,
	2013	2012

Cash flow from financing activities:
Repayment of short-term loans from banks and others	(615,183)	(4,112,329)
Proceeds from long-term loans	6,374,087	7,178,742
Repayment of capital lease obligation	(376,296)	(420,358)
Proceeds from long-term loans from the United States Department of Agriculture	7,236,532	14,203,853
Repayment of long-term loans from United States Department of Agriculture	(1,702,371)	(1,111,706)
Proceeds from exercise of options	456,347	-
Decrease (increase) in restricted cash	-	(1,756,982)

Net cash provided by financing activities	11,373,116	13,981,220

Net increase (decrease) in cash and cash equivalents	(606,837)	2,122,188

Cash and cash equivalents at the beginning of the period	3,908,620	6,563,514

Cash and cash equivalents at the end of period	$3,301,783	$8,685,702

Supplemental disclosure of cash flows activities:

Cash paid for:

Interest	$3,134,302	$2,339,289

Tax	$98,387	$166,000

Purchase of fixed assets by capital lease arrangements	$493,812	$298,532

Purchase of fixed assets included in accounts payable	$1,753,317	$4,484,615

The accompanying notes are an integral part of these condensed consolidated financial statements

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

NTSI’s wholly-owned subsidiaries as of September 30, 2013 were as follows:

●
NTSC and its seven wholly-owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers Inc., NTS Telephone Company, LLC, NTS Management Company, LLC and PRIDE Network, Inc.

●	Xfone USA, Inc. and its two wholly-owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. (collectively, “Xfone USA”).

B.	Liquidity

As of September 30, 2013, the Company reported a working capital deficit of $8,859,017 compared to a working capital deficit of $6,248,721 as of December 31, 2012. On February 12, 2013, the Company entered into a further amendment to the Original ICON Agreement providing for an additional secured delayed draw term loan in the amount of $6,000,000 for the purchase of equipment in connection with the Company’s project to expand its fiber network in the region of West Texas and the delay of the amortization schedules of the previously drawn down loans by six months. As of September 30, 2013 the Company drew down the full amount of the term loan.

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
SEPTEMBER 30, 2013
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

In management’s opinion, the condensed consolidated balance sheets as of September 30, 2013 (unaudited) and December 31, 2012 (audited), the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2013 and 2012, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company's financial position, results of operations and cash flows on a basis consistent with that of the Company's prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2012.

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
SEPTEMBER 30, 2013
 (Unaudited)

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

Accounts receivable are presented net of an allowance for doubtful accounts of $1,381,828 and $1,080,960 at September 30, 2013 and December 31, 2012, respectively.

E.	Other Intangible Assets

Other intangible assets consist of a license to provide communication services in the US.

Customer relations related to mergers and acquisitions are amortized over a period between 2-13 years from the date of the purchase.

F.	Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Warrants and options were excluded from the calculation of diluted loss per share since they would have an anti-dilutive effect due to the Company's net loss which were reported for the nine months and three months ended September 30, 2013 and 2012.

G.	Stock-Based Compensation

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

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
 (Unaudited)

Note 2 - Significant Accounting Policies (cont.)

H.	Income Taxes

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

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
 (Unaudited)

Note 2 - Significant Accounting Policies (cont.)

I.	Derivative Instruments

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

The Company recognizes all of its derivative instruments as either assets or liabilities on the balance sheet at fair value. For derivative instruments that are designated and qualify as a cash flows hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. For the period ended September 30, 2013, the Company’s forward contracts did not qualify for hedge accounting and as such, changes in the fair value of the derivative instrument were reported in current period earnings. During January 2012, the Company entered into two foreign currency hedging transactions of $596,842 maturing on May 29, 2012 to buy NIS 2,303,809, and $4,306,570 maturing on November 28, 2012 to buy NIS 16,640,591, in order to hedge against the risk of principal and interest payments of its bonds during 2012.

J.	Recent Accounting Pronouncements

Balance Sheet (Topic 210). In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-11 “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities” which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is effective for annual reporting periods beginning on or after January 1, 2013, with interim periods therein, and is to be implemented retrospectively.  Accordingly, adoption of the new guidance has not impacted the Company’s consolidated financial statements.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

On June 22, 2012, the Company entered into Amendment No. 1 to the Original ICON Agreement (“Amendment No. 1”) providing for:

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

Each of the First ICON Loan, Second ICON Loan and Third ICON Loan bear interest at 12.75% per annum.

The fundings of the First ICON Loan and Second ICON Loan were made on October 27, 2011 and June 22, 2012, respectively.

On August 9, 2012, the Company entered into Amendment No. 2 to the Original ICON Agreement providing for revised amortization schedules of the First ICON Loan and the Second ICON Loan (“Amendment No. 2”).

On September 27, 2012, the Company drew down the Third ICON Loan in the amount of $3,100,000.

On February 12, 2013, the Company entered into Amendment No. 3 to the Original ICON Agreement (“Amendment No. 3”) providing for:

(i) An additional secured delayed draw term loan in the aggregate amount of $6,000,000, bearing interest of 12.75% per annum for the purchase of equipment in connection with the Company’s project to expand its fiber network in the region of West Texas (the “Fourth ICON Loan”),

(ii) Revised amortization schedules of the First ICON Loan, Second ICON Loan and Third ICON Loan (as described below), and

(iii) Certain other amendments to the Original ICON Agreement (as amended by Amendment No. 1 and Amendment No. 2), described in Amendment No. 3.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
 (Unaudited)

Note 3 - Notes payable (Cont.)

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

Pursuant to the Original ICON Agreement (as amended), the Company is required to maintain fixed charge coverage ratio of not less than 1.15 to 1.00 for the trailing four fiscal quarter period most recently ended if at any time cash was less than $3,000,000 as of the last day of any fiscal quarter. In addition, senior leverage ratio should not exceed 2.25 to 1.00 from June 30, 2012 through March 31, 2013, 2.00 to 1.00 from June 30, 2013 through December 31, 2013, and 1.75 to 1.00 from March 31, 2014 and thereafter.  As of September 30, 2013, the Company complied with the foregoing financial covenants.

The total outstanding amount of the loans as of September 30, 2013 is $20,100,000.  As of September 30, 2013, there are no amounts available for future draws.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

Note 3 - Notes payable (Cont.)

2.
NTS Telephone Company, LLC, a wholly-owned subsidiary of NTSC, received from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, $11.5 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the advance date until full repayment after 17 years. Each advance bears interest that will become fixed at the date of advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by NTS Telephone's assets which were $15.0 million at September 30, 2013. As of September 30, 2013, the current average weighted interest rate on the outstanding advances was 3.52%.

The total outstanding amount of these loans as of September 30, 2013 and December 31, 2012 are $9,030,097 and $9,589,321, respectively. The loans are to be repaid in monthly installments until 2023.

3.
PRIDE Network, Inc., a wholly-owned subsidiary of NTSC, received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total $99.9 million funding in the form of $45.9 million in grants and $54 million in 19 to 20 year loans. The total aggregate amount of these loans and grants as of September 30, 2013 is $35,931,355 and $30,016,629, respectively.  Each advance bears interest that will become fixed at the date of the advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance.  The funding created an opportunity for the Company to expand the rollout of its FTTP infrastructure, known as the PRIDE Network to northwestern Texas and southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by PRIDE Network's assets which were $48.9 million at September 30, 2013. As of September 30, 2013, the current average weighted interest rate on the outstanding advances was 2.84%. As of September 30, 2013, the total amount of loans and grants available in the future was $18,061,683 and $15,860,291, respectively.

The loans are to be repaid in monthly installments until 2030.  The total outstanding amounts of these loans as of September 30, 2013 and December 31, 2012 are $33,841,727 and $27,748,342, respectively.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
 (Unaudited)

Note 4- Bonds payable

On December 13, 2007, the Company issued a total of NIS 100,382,100 (approximately $25,562,032, based on the exchange rate as of December 13, 2007) unsecured Series A Bonds (the “Bonds”) to Israeli institutional investors. The principal of the Bonds is repaid in 8 equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). On November 11, 2008 (the “Date of Listing”), the Bonds commenced trading on the TASE. From the date of issuance until the Date of Listing, the Bonds accrued annual interest at a rate of 9%. As of the Date of Listing, the interest rate for the unpaid balance of the Bonds was reduced by 1% to an annual interest rate of 8%. The interest on the Bonds is paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Bonds are linked to the Israeli Consumer Price Index (“CPI”). The known adjusted CPI at September 30, 2013 was 120.0.

The components of the bonds payable are as follows:

September 30, 2013

Outstanding balance (in NIS)	37,643,288
Accrued Interest (in NIS)	998,321
Increase in debt due to CPI adjustments (in NIS)	7,046,021
Total outstanding debt (in NIS)	45,687,630

Exchange rate	3.537

Total outstanding debt (USD)	$12,917,057
Debt discount related to warrants	(268,056)
Bonds held by subsidiary	(584,894)

Total outstanding debt	12,064,107

Less current portion	4,367,838

Long-term portion	$7,696,269

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

On November 5, 2013, Midroog Limited, an Israeli rating company which is a subsidiary of Moody’s Investor Services (“Midroog”) filed with the TASE an annual monitoring report, reaffirming the Ba1 rating of the Series A Bonds, however, Midroog’s rating committee decided on a developing outlook on the rating of the Series A Bonds in light of the Company’s recently announced merger agreement entered into with Tower Three as described in Note 7 below.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
 (Unaudited)

Note 5 – Capital Structure

On May 8, 2013, the Company granted, under and subject to the Company’s 2007 Stock Incentive Plan, to several of the Company’s directors and employee options to purchase 269,780 shares of common stock (the “Options”).  The Options are exercisable at $1.10 per share and expire five years from the date of grant.  Commencing on June 8, 2013, 250,000 options vest in equal monthly installments of 10,000.  The remaining 19,780 vest over a period of 4 years, 25% of the options after 12 months from the grant date and the remaining 75% of the options shall vest over the following 3 years in equal quarterly installments beginning 15 months from the grant date.

During the second and third quarters of 2013, options holders exercised their right to purchase 271,372 and 183,298, respectively, of the Company’s Common Stocks at an average exercise price of $1.10 per share. At September 30, 2013, the total issued and outstanding Common Stock of $0.001 par value per share is 41,641,266.

 Note 6 – Legal proceedings

1. Eliezer Tzur et al. vs. 012 Telecom Ltd. et al.

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), the Company’s former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to the Company (collectively with Xfone 018, the “Defendants”), in the Central District Court, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by customers to the Defendants’ respective technical support centers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,099,076) which reflects the Petitioners’ estimation of damages caused to all customers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
 (Unaudited)
Note 6 – Legal proceedings (Cont.)

1. Eliezer Tzur et al. vs. 012 Telecom Ltd. et al. (Cont.)

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the instructions of the Israeli Court was supplemented on May 3, 2011 and amended on July 18, 2011 and on March 21, 2012 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services who called its telephone service center from July 4, 2004 until February 21, 2010, due to a problem with the international calling services, and were charged for such calls. The compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one-time special reward in the amount of NIS 10,000 (approximately $2,827) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $11,309) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court. On April 30, 2012, the Israeli Court appointed a CPA as an examiner to review and assess the Settlement Agreement (the “Examiner”). The Examiner was instructed to advise the Israeli Court whether in his opinion the Settlement Agreement is reasonable. On October 18, 2012 the Examiner submitted his assessment to the Israeli Court. According to the Examiner's assessment, there are a number of impediments that will deter the Represented Group from making use of the right to a free call described above including the low value of the call and its limited utility. According to the Examiner, the appropriate solution would have been to compensate the specific affected customers for the damage caused. However, since the Examiner recognizes that, pursuant to Xfone 018's claims, the foregoing solution is impractical, the Examiner proposes to consider revising the manner in which the alleged damage, which he estimates at NIS 98,000 (approximately $27,707), will be paid for by Xfone 018. Following the Examiner’s assessment, Xfone 018 and Mr. Sharvit have agreed to amend the Settlement Agreement, by giving the Israeli Court the discretion to decide whether Xfone 018 shall grant the free call benefit described above or donate a sum of NIS 49,000 (approximately $13,854) to Ezer Mizion, a non-profit organization (“Ezer Mizion”) (the “Amended Settlement Agreement”).  The Amended Settlement Agreement has been submitted to the Israeli Court, which ruled that a notice to the general public concerning the Amended Settlement Agreement shall be published in two daily papers.  The said notices have been published and the period for submitting objections to the Amended Settlement Agreement has expired.  On July 2, 2013, the Israeli Court requested that the Attorney General submit its position with respect to the Amended Settlement Agreement, after which it is expected that the Israeli Court will issue its final decision.

On May 14, 2010, the Company entered into an agreement (including any amendment and supplement thereto, the “Agreement”) with Marathon Telecom Ltd. for the sale of the Company’s majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, the Company is fully and exclusively liable for any and all amounts, payments or expenses incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Agreement provides that the Company shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, the Company shall bear only the cost of such services). Section 10 of the Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with the Company and with mutual assistance. It is agreed between the Company and Xfone 018 that subject to and upon the approval of the Settlement Agreement by the Israeli Court, the Company shall bear and/or pay: (i) the costs of the free call benefit or donation described above; (ii) the Reward; (iii) the Attorneys Fee; (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $21,204); (v) any other related costs (such as publication expenses and the Examiner’s fees).

In the event the Amended Settlement Agreement is not approved by the Israeli Court, Xfone 018 intends to vigorously defend the Class Action Request.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
 (Unaudited)

Note 7 – Subsequent Event

Merger Agreement

On October 20, 2013, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with T3 North Intermediate Holdings, LLC, a Nevada limited liability company (“Holdings”) and North Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Holdings (“Merger Sub”).  Upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will become a wholly-owned subsidiary of Holdings through a merger of Merger Sub with and into the Company, with the Company as the surviving corporation (the “Merger”).  Holdings and Merger Sub are affiliates of Tower Three Partners LLC (“Tower Three”).

Upon the terms and subject to the conditions set forth in the Merger Agreement, by virtue of the Merger, each share of the Company’s common stock, par value $0.001 per share (the “Company Common Stock”), issued and outstanding  immediately prior to the effective time of the Merger (other than the Rollover Shares, as described below), shall be cancelled and the holders thereof shall be entitled to receive $2.00 with respect to each such share (the “Merger Consideration”), without interest and subject to any applicable tax withholding.  Guy Nissenson, the Company’s chairman, President and Chief Executive Officer, has entered into a separate rollover agreement (the “Rollover Agreement”) whereby certain shares of Company Common Stock beneficially owned by Mr. Nissenson (the “Rollover Shares”) will be contributed to or exchanged with an affiliate of Holdings immediately prior to the effective time of the Merger in exchange for shares of capital stock of such entity in accordance with the Rollover Agreement.

Consummation of the Merger  is subject to a number of closing conditions, including, among other things: (i) the adoption and approval of the Merger Agreement by the requisite vote of the Company’s stockholders; (ii) receipt of certain third party consents; (iii) the absence of any law or order prohibiting the Merger; (iv) the accuracy of the representations and warranties, subject to customary materiality qualifiers; and (v) the absence of a Material Adverse Effect (as defined in the Merger Agreement).  The Merger Agreement does not contain a financing condition.

Class Actions Related to the Merger Agreement

Between October 23, 2013 and November 5, 2013, four complaints styled as class actions and relating to the Merger were filed in Nevada state court (Eighth Judicial District, Clark County) against some or all of the following: Guy Nissenson, Niv Kirkov, Shemer S. Schwarz, Arie Rosenfeld, Timothy M. Farrar, Alan Bazaar, Don Carlos Bell III, Andrew J. Macmillan, Jeffery E. Eberwein, Richard K. Coleman, Jr., the Company, Tower Three, Holdings and Merger Sub.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
 (Unaudited)

The cases are captioned Wender v. NTS, Case No. Case No. A-13-690634-C (referred to herein as the "Wender Complaint"), Cowart v. NTS, Inc., Case No. A-13-690982-C (referred to herein as the "Cowart Complaint"), Billet v. NTS, Case No. A-13-691059-B (referred to herein as the "Billet Complaint") and Albritton v. NTS, Inc., Case No. A-13-691247-C (referred to herein as the "Albritton Complaint") (the Wender Complaint, the Cowart Complaint, the Billet Complaint and the Albritton Complaint are collectively referred to herein as the "Shareholder Complaints").

Each of the Shareholder Complaints is a putative class action filed on behalf of the shareholders of the Company (other than the defendants and their affiliates), and alleges breaches of fiduciary duties by the individual defendants and aiding and abetting breaches of fiduciary duty by one or more of the Company, Tower Three, Holdings and Merger Sub.

Each of the Shareholder Complaints presents essentially the same allegations and seeks the same relief. The Wender Complaint alleges, among other things, that (i) the individual defendants failed to exercise due care and breached their duties of loyalty, good faith and independence owed to the Company’s shareholders by ignoring alleged conflicts of interest posed by the merger and by failing to get fair consideration for the Company’s shareholders in the Merger, and (ii) Merger Sub aided and abetted these alleged breaches of fiduciary duty. The Wender Complaint seeks, among other relief, a declaration that the action may be prosecuted as a class action and that the plaintiff be certified as the class representative, a declaration that the merger is unjust, unfair and inequitable to the Company's shareholders, preliminary and permanent injunctive relief against the Merger or, in the alternative, rescission and rescissory damages if the Merger proceeds, an accounting of damages and an award of counsel and expert fees.

The Cowart Complaint alleges, among other things, that (i) the individual defendants breached their fiduciary duties by placing their personal interests ahead of those of the Company's shareholders, and by failing to maximize the value of the Company, taking steps to avoid competitive bidding and ignoring alleged conflicts of interest, and (ii) the Company, Tower Three, Holdings and Merger Sub  aided and abetted these alleged breaches of fiduciary duty. The Cowart Complaint seeks, among other relief, a declaration that the action may be prosecuted as a class action and that the plaintiff be certified as the class representative, preliminary and permanent injunctive relief against the Merger or, in the alternative, rescission and rescissory damages if the merger proceeds, an accounting of damages and an award of counsel and expert fees.

The Billet Complaint alleges, among other things, that (i) the individual defendants acted in bad faith and breached their fiduciary duties of care, loyalty, good faith, independence and candor by putting their personal interests ahead of the Company's shareholders and by failing to properly value NTS and (ii) Tower Three, Holdings and Merger Sub aided and abetted these alleged breaches of fiduciary duty. The Billet Complaint seeks, among other relief, a declaration that the action may be prosecuted as a class action and that the plaintiff be certified as the class representative, preliminary and permanent injunctive relief against the Merger or, in the alternative, rescission and rescissory damages if the merger proceeds, a jury trial, an accounting of damages and an award of counsel and expert fees.

The Albritton Complaint alleges, among other things, that (i) the individual defendants breached their fiduciary duties of care, loyalty, candor and good faith by failing to properly value the Company, ignoring alleged conflicts of interest and failing to disclose material information to the shareholders and (ii) Tower Three, Holdings and Merger Sub aided and abetting these alleged breaches of fiduciary duty. The Albritton Complaint seeks, among other relief, a declaration that the action may be prosecuted as a class action and that the plaintiff be certified as the class representative, a declaration that the defendants have committed or participated in a breach of fiduciary duty, an order to the individual defendants to adopt and implement procedures and processes to obtain the highest available price for the Company’s shares, preliminary and permanent injunctive relief against the Merger or, in the alternative, rescission and rescissory damages if the Merger proceeds, a jury trial, an accounting of damages and an award of counsel and expert fees.

The Company believes that the claims in the Shareholder Complaints are without merit and intends to defend against them vigorously. As with all litigation, the outcome of these lawsuits is not certain. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger. An adverse judgment for monetary damages could have an adverse effect on the operations and liquidity of the Company.

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

US Dollars are denoted herein by “USD”, New Israeli Shekels are denoted herein by “NIS”.

OVERVIEW

NTSI was incorporated in the State of Nevada, U.S.A. in September 2000 under the name Xfone, Inc. We provide, through our subsidiaries, integrated communications services which include voice, video and data over our Fiber-To-The-Premise (“FTTP”) and other networks. We currently have operations in Texas, Mississippi and Louisiana. Effective as of February 1, 2012, we changed our name to “NTS, Inc.” and as of February 2, 2012 our shares of Common Stock are traded on the NYSE MKT and the TASE under the new ticker symbol “NTS”. The name change is a reflection of our refined and enhanced business strategy which began with our acquisition of NTSC in 2008 and our focus on the build out of our high-speed FTTP network.

RESULTS OF OPERATIONS

Financial Information – Percentage of Revenues:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Services on Fiber-To-The-Premise network	41.2%	31.9%	38.0%	29.7%
Leased local loop services and other	58.8%	68.1%	62.0%	70.3%
Total Revenues	100%	100%	100%	100%

Expenses:
Cost of services (excluding depreciation and amortization)	41.1%	45.1%	43.3%	46.0%
Selling, general and administrative	34.6%	34.6%	36.7%	35.0%
Depreciation and amortization	14.1%	12.1%	12.1%	10.7%
Financing expenses, net	13.0%	8.9%	10.7%	8.6%
Other expenses, net	1.4%	0.5%	1.4%	1.1%
Total expenses	104.2%	101.2%	104.2%	101.4%

Loss before taxes	(4.2)%	(1.2)%	(4.2)%	(1.4)%

Income tax benefit	2.0%	1.0%	1.7%	0.7%

Net loss	(2.2)%	(0.2)%	(2.5)%	(0.7)%

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

Revenues. Revenues for the nine month period ended September 30, 2013 decreased slightly to $44,928,122 from $44,934,434 for the same period in 2012.

Revenues from our Fiber-To-The-Premise ("FTTP") network include revenues from the delivery of products and services via our fully owned FTTP network.  These products and services include video, high speed Internet and voice as well as broadband connectivity for private network within the footprint of our FTTP network.  Revenues from our FTTP network in the nine months ended September 30, 2013 increased 28.1% to $17,094,428 from $13,341,551 in the same period in 2012. As percentage of total sales, FTTP revenues in the nine months period ended September 30, 2013 increased to 38.0% from 29.7% for the same period in 2012. The growth of FTTP revenues is expected to continue due to the progress in the build out of our FTTP network in the communities which are located in the areas of the PRIDE Network projects, a subsidiary of NTSC and other communities in the region of West Texas.

Revenues from our leased local loop services include revenues from wholesale, other carriers and other non-FTTP customers. Revenues from leased local loop in the nine month period ended September 30, 2013 decreased 11.9% to $27,833,694 from $31,592,883 for the same period in 2012. As percentage of total sales, leased local loop revenues in the nine months period ended September 30, 2013 decreased to 62.0% from 70.3% for the same period in 2012. The decrease in revenues was caused by the aggressive competition in our non-FTTP markets. We expect that the decline in revenues from non-FTTP residential customers will continue in 2013, but will be offset by the increase in revenues in FTTP from business and residential customers.

Cost of services (excluding depreciation and amortization). Cost of services consists primarily of facilities and traffic time purchased from other telephone companies and content for our video services. Cost of services for the nine month period ended September 30, 2013, decreased 5.9% to $19,456,379 from $20,677,513 for the same period in 2012. Cost of services, as a percentage of revenues in the nine month period ended September 30, 2013, decreased to 43.3% from 46.0% in the same period in 2012. We expect that the trend of decline in cost of services, as a percentage of revenues, will continue as we increase the portion of revenues generated from our high-margin FTTP services. FTTP services are provided over our fully owned fiber network and therefore we do not incur third party costs for leased network lines. As the revenue mix changes towards greater percentage of the high-margin FTTP revenues, and a lesser percentage of the low-margin revenues from non-FTTP residential customers and wholesale, the cost of services, as a percentage of revenues, is expected to decline.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses consist primarily of compensation costs for our sales, administrative and management employees. Selling, general and administrative expenses for the nine month period ended September 30, 2013 increased 4.9% to $16,509,564 from $15,738,473 for the same period in 2012. The increase was the result of the write-off of $519,435 of assets acquired during various acquisitions in which management had determined they would not be able to obtain successful resolution and the continued assessment by management of the allowance for doubtful accounts which resulted in an increase of bad debt expense of $921,379 during the second quarter of 2013. This was offset by a decrease in payroll expenses which resulted mainly from outsourcing most of our installation and maintenance work in the FTTP markets to subcontractors, which was offset by an increase in sales commission related to the increase in new FTTP revenues and an increase in compensation in connection with the issuance of options to our directors and employees.  As a percentage of revenues, selling, general and administrative expense increased by 1.7%.

Depreciation and amortization. Depreciation and amortization expense for the nine month period ended September 30, 2013, increased 13.1% to $5,426,366 from $4,799,447 for the same period in 2012. The increase was due to the large investments in the development of the FTTP networks.

Financing Expenses. Financing expenses, net, for the nine month period ended September 30, 2013, increased 23.4% to $4,793,306 from $3,884,990 for the same period in 2012. Financing expenses consist of interest payable on our financial obligations, and the measurement of the Bonds, which are stated in NIS and linked to the Israeli Consumer Price Index (the “CPI”).  The increase in financing expense is a result of the increase in outstanding loans from the United States Department of Agriculture and ICON Agent, LLC which was offset by a non-recurring amortization of deferred compensation related to the repayment of the term loan from Burlingame Equity Investors LP.

Other Expenses. Other expenses, net for the nine month period ended September 30, 2013, increased 42.7% to $638,704 from $447,577 for the same period in 2012. Other expenses consist of real estate taxes, which were offset in 2012 with the gain of $221,643 from the purchase of our bonds by NTSC and expense of $88,400 due to adjustment of the final purchase price of Cobridge. We expect that real estate taxes will increase as we continue to expand our operations in the PRIDE Network markets.

Income taxes. We conduct our business in several states in the US. Therefore, our operating income is subject to varying rates of state tax in the US. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses. However, we expect that our income taxes will not materially vary in relation to the geographic distribution of our profits inside the US. Due to non-deductible expenses, non-deductible compensation related to stock options and non-deductible amortization of intangible assets, we had a tax benefit for the nine month period ended September 30, 2013 and 2012 and our effective tax rate was 40.6% and 51.5% for the nine month period ended September 30, 2013 and 2012, respectively.

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

Revenues. Revenues for the quarter ended September 30, 2013, decreased 0.8% to $14,805,702 from $14,926,046 for the same period in 2012.

Revenues from our Fiber-To-The-Premise ("FTTP") network include revenues from the delivery of products and services via our fully owned FTTP network.  These products and services include video, high speed Internet and voice as well as broadband connectivity for private network within the footprint of our FTTP network.  Revenues from our FTTP network for the quarter ended September 30, 2013, increased 28.2% to $6,095,658 from $4,755,779 in the same period in 2012. As percentage of total sales, FTTP revenues in the quarter ended September 30, 2013, increased to 41.2% from 31.9% for the same period in 2012. The growth of FTTP revenues is expected to continue due to the progress in the build out of our FTTP network in the communities which are located in the areas of the PRIDE Network projects and other communities in the region of West Texas.

Revenues from our leased local loop include revenues from wholesale, other carriers and other non-FTTP customers. Revenues from leased local loop services for the quarter ended September 30, 2013, decreased 14.4% to $8,710,044 from $10,170,267 for the same period in 2012. As a percentage of total sales, leased local loop revenues in the quarter ended September 30, 2013 decreased to 58.8% from 68.1% for the same period in 2012. The decrease in revenues was caused by the aggressive competition in our non-FTTP markets. We expect that the decline in revenues from non-FTTP customers will continue in the last quarter of 2013, but will be offset by the increase in revenues in FTTP from business and residential customers.

Cost of services (excluding depreciation and amortization). Cost of services consists primarily of facilities and traffic time purchased from other telephone companies and content for our video services. Cost of services for the quarter ended September 30, 2013, decreased 9.6% to $6,085,114 from $6,734,583 for the same period in 2012. Cost of services, as a percentage of revenues in the quarter ended September 30, 2013, decreased to 41.1% from 45.1% in the same period in 2012. We expect that the cost of services, as a percentage of revenues, will decline as we increase the portion of revenues generated from our high-margin FTTP services. FTTP services are provided over our fully owned fiber optic network and therefore we do not incur third party costs for leased network lines. As the revenue mix changes towards a higher percentage of the high-margin FTTP revenues and a lesser percentage of the low-margin revenues from non-FTTP residential customers and wholesale, the cost of services, as a percentage of revenues, is expected to decline.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses consist primarily of compensation costs for our sales, administrative and management employees. Selling, general and administrative expenses for the quarter ended September 30, 2013, decreased 0.8% to $5,121,467 from $5,165,190 for the same period in 2012. The decrease in the expenses resulted mainly from outsourcing most of our installation and maintenance work in the FTTP markets to subcontractors, which was offset by an increase in sales commission related to the increase in new FTTP revenues. As a percentage of revenues, selling, general and administrative expenses stayed consistent at 34.6%. We expect that these changes will allow us to be more efficient on our operations and construction work.

Depreciation and amortization. Depreciation and amortization expenses for the quarter ended September 30, 2013, increased 14.6% to $2,078,396 from $1,813,006 for the same period in 2012. The increase was due to the large investments in the development of the FTTP networks.

Financing Expenses. Financing expenses, net, for the quarter ended September 30, 2013, increased 45.8% to $1,930,333 from $1,324,054 for the same period in 2012. Financing expenses consist of interest payable on our financial obligations, and the measurement of the Bonds, which are stated in NIS and linked to the Israeli CPI. The increase in financing expenses is a result of the increase in outstanding loans from the United States Department of Agriculture and ICON Agent, LLC.

Other Expenses. Other expenses for the quarter ended September 30, 2013, increased to $205,031 from $69,701 for the same period in 2012.  Other expenses consist of real estate taxes, which were offset in 2012 with the gain of $221,643 from the purchase of our bonds by NTSC and expense of $88,400 due to adjustment of the final purchase price of Cobridge. We expect that real estate taxes will increase as we continue to expand our operations in the PRIDE Network markets.

Income taxes. We conduct our business in several states in the US. Therefore, our operating income is subject to varying rates of state tax in the US. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses. However, we expect that our income taxes will not materially vary in relation to the geographic distribution of our profits inside the US. Due to non-deductible expenses, non-deductible compensation related to stock options and non-deductible amortization of intangible assets, we had a tax benefit for the quarter ended September 30, 2013 and 2012 and our effective tax rate was 46.6% and 82.5% for the quarter ended September 30, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of September 30, 2013, amounted to $3,301,783, compared to $3,908,620 as of December 31, 2012, a decrease of $606,837. Net cash provided by operating activities during the nine months ended September 30, 2013, was $3,425,195, an increase of $3,718,510 compared to net cash used in operating activities of $293,315 for the nine months ended September 30, 2012. The increase in cash flow provided by operating activities is related to the following changes in working capital: (1) a decrease in accounts receivable of $128,792 during the nine months ended September 30, 2013, compared to an increase of $2,094,475 in the same period of 2012; (2) an increase in prepaid expenses and other receivables of $175,119 in the nine months ended September 30, 2013, compared to an increase of $887,704 in the same period of 2012; (3) a decrease in trade payables of $873,711 during the nine months ended September 30, 2013, compared to a decrease of $2,191,948 during the same period of 2012. Cash used in investing activities for the nine months ended September 30, 2013, was $15,405,148 compared to $11,565,717 for the same period of 2012. Of that amount, $8,659,745 is attributable to the build out of our PRIDE Network projects and FTTP projects in Levelland, TX in nine months ended September 30, 2013, compared to $8,994,079 for the same period of 2012 and $6,745,403 is attributable to the purchase of other equipment in nine months ended September 30, 2013, compared to $2,571,638 for the same period of 2012. Net cash provided by financing activities for the nine months ended September 30, 2013, was $11,373,116 compared to $13,981,220 for the same period of 2012 and is primarily attributable to proceeds from long-term loans from the United States Department of Agriculture, and the Loan Agreement with ICON, which are offset by repayment of the long-term loans from the United States Department of Agriculture.

Capital lease obligations. We are the lessee of switching, other telecom equipment and vehicles under capital leases expiring on various dates through 2016.

As of September 30, 2013, we reported a working capital deficit of $8,859,017 compared to a working capital deficit of $6,248,721 on December 31, 2012. On February 12, 2013, we entered into a further amendment to the Original ICON Agreement providing for an additional secured delayed draw term loan in the amount of $6,000,000 for the purchase of equipment in connection with our project to expand our fiber network in the region of West Texas and the delay of the amortization schedules of the previously drawn down loans by six months. As of September 30, 2013, we drew down the full amount of the term loan.

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

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of September 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic Note Payable	$20,893,565	$2,760,907	$6,072,658	$12,060,000	$-
Notes Payable from the United States Department of Agriculture	42,871,824	2,172,616	4,345,233	4,345,233	32,008,742
Bonds	12,064,838	4,367,838	7,696,269	-	-
Capital leases	750,118	305,716	270,029	174,373	-
Operating leases	789,793	325,875	397,935	65,982	-

Total contractual cash obligations	$77,369,407	$9,932,952	$18,782,124	$16,645,588	$32,008,742

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

The Series A Bonds may only be traded in Israel. On November 5, 2013, Midroog Limited, an Israeli rating company which is a subsidiary of Moody’s Investor Services (“Midroog”) filed with the TASE an annual monitoring report, reaffirming the Ba1 rating of the Series A Bonds, however, Midroog’s rating committee decided on a developing outlook on the rating of the Series A Bonds in light of the Company’s recently announced merger agreement entered into with Tower Three as described in Note 7 of the Condensed Consolidated Financial Statements for the period ended September 30, 2013.

Loan agreement with ICON Agent, LLC

On October 6, 2011, we entered into a term loan, guarantee and security agreement (the “Original ICON Agreement”) as amended by the Amended & Restated Consent, Waiver & Amendment Agreement dated November 1, 2011 by and between the following: (1) ICON Agent, LLC (the “Agent”), acting as agent for the Lenders signatory thereto; (2) us, as Guarantor; (3) Xfone USA, Inc., NTS Communications, Inc., Gulf Coast Utilities, Inc., eXpeTel Communications, Inc., NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers, Inc., and NTS Management Company, LLC, acting as Borrowers and Guarantors; and (4) PRIDE Network, Inc., and NTS Telephone Company, LLC (together with the Borrowers and Guarantors acting as Credit Parties) that provided for a secured term loan in the amount of $7,500,000 (the “First ICON Loan”).

On June 22, 2012, we entered into Amendment No. 1 to the Original ICON Agreement (“Amendment No. 1”) providing for:

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

Each of the First ICON Loan, Second ICON Loan and Third ICON Loan bear interest at 12.75% per annum.

The fundings of the First ICON Loan and Second ICON Loan were made on October 27, 2011 and June 22, 2012, respectively.

On August 9, 2012, we entered into Amendment No. 2 to the Original ICON Agreement providing for revised amortization schedules of the First ICON Loan and the Second ICON Loan (“Amendment No. 2”).

On September 27, 2012, we drew down the Third ICON Loan in the amount of $3,100,000.

On February 12, 2013, we entered into Amendment No. 3 to the Original ICON Agreement (“Amendment No. 3”) providing for:

(i)
 An additional secured delayed draw term loan in the aggregate amount of $6,000,000, bearing interest of 12.75% per annum for the purchase of equipment in connection with our project to expand our fiber network in the region of West Texas (the “Fourth ICON Loan”),

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

On June 27, 2013, we entered into Amendment No. 5 to the Original ICON Agreement which makes certain technical amendments to the Original ICON Loan Agreement and waives a certain condition for the availability of the Fourth ICON Loan.

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

Pursuant to the Original ICON Agreement (as amended), we are required to maintain a fixed charge coverage ratio of not less than 1.15 to 1.00 for the trailing four fiscal quarter period most recently ended if at any time cash was less than $3,000,000 as of the last day of any fiscal quarter. In addition, senior leverage ratio should not exceed 2.25 to 1.00 from June 30, 2012 through March 31, 2013, 2.00 to 1.00 from June 30, 2013 through December 31, 2013, and 1.75 to 1.00 from March 31, 2014 and thereafter.  As of September 30, 2013, we complied with the foregoing financial covenants.

The total outstanding amount of the loans as of September 30, 2013 is $20,100,000. As of September 30, 2013, there are no amounts available for future draws.

US subsidiaries

NTS Telephone Company, LLC, a wholly-owned subsidiary of NTSC, received from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, $11.5 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the initial advance date until full repayment after 17 years. Each advance bears interest that will become fixed at the date of the advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by NTS Telephone’s assets which were $15.0 million at September 30, 2013. As of September 30, 2013, the annual average weighted interest rate on the outstanding advances was 3.52%.

The total outstanding amount of these loans as of September 30, 2013 and December 31, 2012 is $9,030,097 and $9,589,321, respectively. The loans are to be repaid in monthly installments until 2023.

PRIDE Network, Inc., a wholly-owned subsidiary of NTSC has received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total $99.9 million funding in the form of $45.9 million in grants and $54 million in 19 to 20-year loans. The aggregate amount of these loans and grants received by the Company as of September 30, 2013 is $35,931,355 and $30,016,629, respectively.  Each advance bears interest that will become fixed at the date of the advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance.  The funding created an opportunity for the Company to expand the rollout of its FTTP infrastructure, known as the PRIDE Network, and bring broadband services to northwestern Texas southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by PRIDE Network's assets which were $48.9 million at September 30, 2013. As of September 30, 2013, the annual average weighted interest rate on the outstanding advances was 2.84%. As of September 30, 2013, the total amount of loan and grant to be available in the future is $18,061,683 and $15,860,291, respectively.

The loans are to be repaid in monthly installments until 2030. The total outstanding amounts of these loans as of September 30, 2013 and December 31, 2012 are $33,841,727 and $27,748,342, respectively.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

All of our assets, liabilities (except the Series A Bonds and other insignificant costs), revenues and expenditures are in USD.

Notwithstanding having our Series A Bonds stated in NIS and linked to the Israeli CPI, during the nine months ended September 30, 2013, our outstanding liability was increased by 5.3% as a result of the devaluation of the NIS in relation with the USD and an increase of 2.0% adjustment to the Israeli CPI.  We may use foreign currency exchange contracts and other derivative instruments to be the appropriate tool for managing such exposure.

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

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), the Company’s former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to the Company (collectively with Xfone 018, the “Defendants”), in the Central District Court, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by customers to the Defendants’ respective technical support centers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,099,076) which reflects the Petitioners’ estimation of damages caused to all customers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the instructions of the Israeli Court was supplemented on May 3, 2011 and amended on July 18, 2011 and on March 21, 2012 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services who called its telephone service center from July 4, 2004 until February 21, 2010, due to a problem with the international calling services, and were charged for such calls. The compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one-time special reward in the amount of NIS 10,000 (approximately $2,827) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $11,309) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court. On April 30, 2012, the Israeli Court appointed a CPA as an examiner to review and assess the Settlement Agreement (the “Examiner”). The Examiner was instructed to advise the Israeli Court whether in his opinion the Settlement Agreement is reasonable. On October 18, 2012 the Examiner submitted his assessment to the Israeli Court. According to the Examiner's assessment, there are a number of impediments that will deter the Represented Group from making use of the right to a free call described above including the low value of the call and its limited utility. According to the Examiner, the appropriate solution would have been to compensate the specific affected customers for the damage caused. However, since the Examiner recognizes that, pursuant to Xfone 018's claims, the foregoing solution is impractical, the Examiner proposes to consider revising the manner in which the alleged damage, which he estimates at NIS 98,000 (approximately $27,707), will be paid for by Xfone 018. Following the Examiner’s assessment, Xfone 018 and Mr. Sharvit have agreed to amend the Settlement Agreement, by giving the Israeli Court the discretion to decide whether Xfone 018 shall grant the free call benefit described above or donate a sum of NIS 49,000 (approximately $13,854) to Ezer Mizion, a non-profit organization (“Ezer Mizion”) (the “Amended Settlement Agreement”).  The Amended Settlement Agreement has been submitted to the Israeli Court, which ruled that a notice to the general public concerning the Amended Settlement Agreement shall be published in two daily papers.  The said notices have been published and the period for submitting objections to the Amended Settlement Agreement has expired.  On July 2, 2013, the Israeli Court requested that the Attorney General submit its position with respect to the Amended Settlement Agreement, after which it is expected that the Israeli Court will issue its final decision.

On May 14, 2010, the Company entered into an agreement (including any amendment and supplement thereto, the “Agreement”) with Marathon Telecom Ltd. for the sale of the Company’s majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Agreement, the Company is fully and exclusively liable for any and all amounts, payments or expenses incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Agreement provides that the Company shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, the Company shall bear only the cost of such services). Section 10 of the Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with the Company and with mutual assistance. It is agreed between the Company and Xfone 018 that subject to and upon the approval of the Settlement Agreement by the Israeli Court, the Company shall bear and/or pay: (i) the costs of the free call benefit or donation described above; (ii) the Reward; (iii) the Attorneys Fee; (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $21,204); (v) any other related costs (such as publication expenses and the Examiner’s fees).

In the event the Amended Settlement Agreement is not approved by the Israeli Court, Xfone 018 intends to vigorously defend the Class Action Request.

Class Actions Related to the Merger Agreement

As reported in our Current Report on Form 8-K filed with the SEC on October 21, 2013, on October 20, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with T3 North Intermediate Holdings, LLC, a Nevada limited liability company (“Holdings”) and North Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Holdings (“Merger Sub”).  Upon the terms and subject to the conditions set forth in the Merger Agreement, we will become a wholly-owned subsidiary of Holdings through a merger of Merger Sub with and into the Company, with the Company as the surviving corporation (the “Merger”). Holdings and Merger Sub are affliates of Tower Three Partners, LLC ("Tower Three").

Between October 23, 2013 and November 5, 2013, four complaints styled as class actions and relating to the Merger were filed in Nevada state court (Eighth Judicial District, Clark County) against some or all of the following: Guy Nissenson, Niv Kirkov, Shemer S. Schwarz, Arie Rosenfeld, Timothy M. Farrar, Alan Bazaar, Don Carlos Bell III, Andrew J. Macmillan, Jeffery E. Eberwein, Richard K. Coleman, Jr., the Company, Tower Three, Holdings and North Merger Sub.

The cases are captioned Wender v. NTS, Case No. Case No. A-13-690634-C (referred to herein as the "Wender Complaint"), Cowart v. NTS, Inc., Case No. A-13-690982-C (referred to herein as the "Cowart Complaint"), Billet v. NTS, Case No. A-13-691059-B (referred to herein as the "Billet Complaint") and Albritton v. NTS, Inc., Case No. A-13-691247-C (referred to herein as the "Albritton Complaint") (the Wender Complaint, the Cowart Complaint, the Billet Complaint and the Albritton Complaint are collectively referred to herein as the "Shareholder Complaints").

Each of the Shareholder Complaints is a putative class action filed on behalf of our shareholders (other than the defendants and their affiliates), and alleges breaches of fiduciary duties by the individual defendants and aiding and abetting breaches of fiduciary duty by one or more of us, Tower Three, Holdings and Merger Sub.

Each of the Shareholder Complaints presents essentially the same allegations and seeks the same relief. The Wender Complaint alleges, among other things, that (i) the individual defendants failed to exercise due care and breached their duties of loyalty, good faith and independence owed to our shareholders by ignoring alleged conflicts of interest posed by the merger and by failing to get fair consideration for our shareholders in the Merger, and (ii) Merger Sub aided and abetted these alleged breaches of fiduciary duty. The Wender Complaint seeks, among other relief, a declaration that the action may be prosecuted as a class action and that the plaintiff be certified as the class representative, a declaration that the merger is unjust, unfair and inequitable to our shareholders, preliminary and permanent injunctive relief against the Merger or, in the alternative, rescission and rescissory damages if the Merger proceeds, an accounting of damages and an award of counsel and expert fees.

The Cowart Complaint alleges, among other things, that (i) the individual defendants breached their fiduciary duties by placing their personal interests ahead of those of our shareholders, and by failing to maximize our value, taking steps to avoid competitive bidding and ignoring alleged conflicts of interest, and (ii) we, Tower Three, Holdings and Merger Sub  aided and abetted these alleged breaches of fiduciary duty. The Cowart Complaint seeks, among other relief, a declaration that the action may be prosecuted as a class action and that the plaintiff be certified as the class representative, preliminary and permanent injunctive relief against the Merger or, in the alternative, rescission and rescissory damages if the merger proceeds, an accounting of damages and an award of counsel and expert fees.

The Billet Complaint alleges, among other things, that (i) the individual defendants acted in bad faith and breached their fiduciary duties of care, loyalty, good faith, independence and candor by putting their personal interests ahead of our shareholders and by failing to properly value us and (ii) Tower Three, Holdings and Merger Sub aided and abetted these alleged breaches of fiduciary duty. The Billet Complaint seeks, among other relief, a declaration that the action may be prosecuted as a class action and that the plaintiff be certified as the class representative, preliminary and permanent injunctive relief against the Merger or, in the alternative, rescission and rescissory damages if the merger proceeds, a jury trial, an accounting of damages and an award of counsel and expert fees.

The Albritton Complaint alleges, among other things, that (i) the individual defendants breached their fiduciary duties of care, loyalty, candor and good faith by failing to properly value us, ignoring alleged conflicts of interest and failing to disclose material information to the shareholders and (ii) Tower Three, Holdings and Merger Sub aided and abetting these alleged breaches of fiduciary duty. The Albritton Complaint seeks, among other relief, a declaration that the action may be prosecuted as a class action and that the plaintiff be certified as the class representative, a declaration that the defendants have committed or participated in a breach of fiduciary duty, an order to the individual defendants to adopt and implement procedures and processes to obtain the highest available price for our shares, preliminary and permanent injunctive relief against the Merger or, in the alternative, rescission and rescissory damages if the Merger proceeds, a jury trial, an accounting of damages and an award of counsel and expert fees.

We believe that the claims in the Shareholder Complaints are without merit and intends to defend against them vigorously. As with all litigation, the outcome of these lawsuits is not certain. A preliminary junction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger. An adverse judgment for monetary damages could have an adverse effect on our operations and liquidity.

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
101
The following materials from NTS, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements. *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS, INC.

Date: November 14, 2013	By:	/s/ Guy Nissenson
Guy Nissenson
President, Chief Executive Officer and Chairman of the Board
(principal executive officer)

Date: November 14, 2013	By:	/s/ Niv Krikov
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
101
The following materials from NTS, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements. *