Form 10-K
period 2013-12-31
NTS, INC.
filed 2014-03-27
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

1220 Broadway, Lubbock, Texas 79401
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 28, 2013, the last business day of the second fiscal quarter, was approximately $34,257,619.80 based on the closing price of $1.57 for the registrant’s common stock as reported on the NYSE MKT LLC. Shares of common stock held by each director, each officer and each person who beneficially owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive and we have relied on information available to us regarding beneficial holder ownership as of the most recent practical date prior to June 28, 2013.

As of March 1, 2014, there were 43,452,272 shares of our common stock outstanding.

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

On March 25, 2014, the closing price of our common stock was $1.99 (NYSE MKT) / NIS 6.946 (TASE).

Our principal executive offices are located at 1220 Broadway, Lubbock, Texas 79401 and our telephone number is (806) 771-5212.

Our offices in Israel are located at 11 Rabbi Akiva Street, Modi'in Illit, 7183811 and our telephone number there is + 972 (0)8-622-9582.

For our corporate website please visit www.ntscom.com. Our website is not part of this Annual Report.

Proposed Merger

As reported in our Current Report on Form 8-K filed with the SEC on October 21, 2013, on October 20, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with T3 North Intermediate Holdings, LLC, a Nevada limited liability company (“Holdings”) and North Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Holdings (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will become a wholly-owned subsidiary of Holdings through a merger of Merger Sub with and into the Company, with the Company as the surviving corporation (the “Merger”). Holdings and Merger Sub are affiliates of Tower Three Partners LLC (“Tower Three”). Consummation of the Merger is subject to a number of closing conditions, including, among other things: (i) the adoption and approval of the Merger Agreement by the requisite vote of the Company’s stockholders; (ii) receipt of certain third party consents; (iii) the absence of any law or order prohibiting the Merger; (iv) the accuracy of the representations and warranties, subject to customary materiality qualifiers; and (v) the absence of a Material Adverse Effect (as defined in the Merger Agreement). Consummation of the Merger is not subject to a financing condition.

Simultaneously with the execution of the Merger Agreement, Guy Nissenson, our Chairman, President and Chief Executive Officer, entered into a Voting Agreement with Holdings and us (the “Voting Agreement”). Pursuant to the Voting Agreement, Mr. Nissenson has agreed, among other things, to vote the shares of our common stock held by him:

●	in favor of the Merger Agreement proposal;

●	against alternative transactions; and

●	in favor of any action in furtherance of the transactions contemplated by the Merger Agreement.

The Voting Agreement generally prohibits Mr. Nissenson from transferring his shares of common stock prior to the consummation of the Merger. The Voting Agreement will automatically terminate upon the first to occur of (i) the consummation of the Merger, or (ii) the termination of the Merger Agreement in accordance with its terms.

In addition, the sole member of Holdings and Mr. Nissenson have entered into a Rollover Agreement (the “Rollover Agreement”), whereby Mr. Nissenson has committed to contribute, immediately prior to the effective time of the Merger, an aggregate of 1,390,871 shares of our common stock to the sole member of Holdings in exchange for equity interests of such entity. Mr. Nissenson’s commitments pursuant to such agreement are conditioned upon the satisfaction or waiver of the conditions to closing contained in the Merger Agreement and will take place immediately prior to the consummation of the Merger. In addition, it is expected that Mr. Nissenson will enter into an equityholders agreement that will, among other things, provide that Mr. Nissenson may serve on the board of directors of the sole member of Holdings for so long as he continues to own a specified amount of equity in such entity.

The parties to the Merger Agreement intend to complete the Merger in the second quarter of 2014. However, the Merger is subject to approvals and other conditions, and it is possible that factors outside the control of the parties could result in the Merger being completed at a later time, or not at all.

Our Organizational Structure

Following the sale of our UK and Israeli operations in 2010, we have two wholly owned subsidiaries in the United States. These subsidiaries, and their consolidated subsidiaries, are shown in the following diagram:

NTS Communications, Inc.

Background

On August 22, 2007, we entered into a Stock Purchase Agreement (the “NTSC Purchase Agreement”) with NTS Communications, Inc., a provider of integrated telecommunications solutions headquartered in Lubbock, Texas, and the owners of approximately 85% of the equity interests in NTSC, to acquire NTSC. Subsequently, all of the remaining shareholders of NTSC executed the NTSC Purchase Agreement, bringing the total percentage of equity interests in NTSC owned by NTSC shareholders that entered into the NTSC Purchase Agreement (the “NTSC Sellers”) to 100%. On February 14, 2008, we entered into a First Amendment to the NTSC Purchase Agreement to amend the agreement to further extend the expiration date for the closing of our acquisition of NTSC. On February 26, 2008, we entered into a Second Amendment to the NTSC Purchase Agreement which amended, among other things, the definition and elements of Working Capital, as such term is defined in the NTSC Purchase Agreement, and increased the escrow amount. On April 25, 2008, we entered into a Third Amendment to the NTSC Purchase Agreement, pursuant to which we agreed to an extension of time for the calculation and payment of the post-closing working capital adjustment under the NTSC Purchase Agreement.

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

FTTP Network Extensions / Stimulus Fundings

Levelland/Smyer, Texas

NTSC, through its wholly owned subsidiary, NTS Telephone Company, LLC (d/b/a NTS of Levelland), has extended its FTTP network to the nearby communities of Levelland (located approximately 30 miles west of Lubbock) and Smyer (approximately 15 miles west of Lubbock). An “FTTP passing” represents the number of premises capable of being served by the Company’s deployed fiber optic distribution plant, with or without the addition of a fiber optic drop cable from the closest network access point to the premises. NTS Telephone Company, LLC received from the Rural Utilities Service (“RUS”), a division of the U.S. Department of Agriculture an $11.5 million debt facility to complete this build-out. The RUS loan is non-recourse to NTSC and all other NTSC subsidiaries and interest is charged at the average rate of U.S. government obligations. NTSC’s initial capital investment in the project was a $2.5 million equity contribution. NTSC provides voice, data, and video services for NTS Telephone Company and also provides billing, sales and marketing, back and front offices services to this subsidiary. NTSC receives a management fee from NTS Telephone Company equal to 15% of its revenues. NTSC began marketing its triple-play service in limited areas of Levelland in 2009 and construction was completed on April 8, 2010. NTSC intends to continue to work diligently to secure sales and complete installations in pursuit of its take rate goals.

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

This funding was a significant milestone in our strategy to grow the FTTP business. The grants and loans created an opportunity for us to expand the rollout of our state-of-the-art FTTP infrastructure to bring broadband services to the Texas south plains, to the communities of Burkburnett and Iowa Park, Texas, and to St. Helena, Washington, and Tangipahoa Parishes in Southern Louisiana. Additionally, it is anticipated that these projects will help stimulate the economic growth of these communities by creating hundreds of new jobs associated with the network build out.

When completed, the PRIDE Network is expected to add 30,000 FTTP passings to the NTSC network bringing Company-wide FTTP passings to over 50,000. To date, we completed our FTTP PRIDE network in Lamesa, Littlefield, Plainview, Burkburnett, Iowa Park, Brownfield, Slaton, and Whitharral, Texas and in Hammond, Louisiana, and started to record revenues from these markets which are expected to increase during 2014.

The fundings are contingent upon PRIDE Network meeting the terms of the loans, grants or loans/grants agreement.

NTSC also commenced 3 metro build projects in Abilene, Amarillo, Wichita Falls, all located in Texas. The builds are focused primarily on business customers and should add more than 3,500 passings to our network by 2014. The builds are financed through a delayed draw down term loan with ICON Agent, LLC.

Services provided by Xfone USA

●
Local Telephone Service: Using its own network in concentrated local areas throughout Mississippi and Louisiana and utilizing the underlying network of BellSouth Telecommunications, Inc. (the new ATT), outside of Xfone USA’s local areas, Xfone USA provides local dial tone and calling features, such as hunting, call forwarding and call waiting to both business and residential customers throughout Louisiana and Mississippi, including T-1 and PRI local telephone services to business customers.

●
Long Distance Service: Xfone USA uses its own network where available and QWEST, a nationwide long distance carrier, as its underlying long distance network provider. In conjunction with Local Telephone Services, Xfone USA provides Long Distance Services to its residential and business customers. Xfone USA provides two different categories of long distance services - Switched Services to both residential and small business customers, which include 1+ Outbound Service, Toll Free Inbound Service and Calling Card Service. For larger business customers Xfone USA also provides Dedicated Services such as T-1 and PRI Services. Xfone USA’s long distance services are only available to customers who use its local telephone services.

●
Internet/Data Service: Xfone USA provides high-speed broadband Internet access to residential and business customers utilizing its own integrated digital data network and utilizing the broadband gateway network of the new ATT. Xfone USA’s DSL service provides up to 3 Mbps of streaming speed combined with Dynamic IP addresses, as well as multiple mailboxes and Web space. Xfone USA DSL services also include spam filter, instant messaging, pop-up blocking, web mail access, and parental controls. Xfone USA also provides dial-up Internet access service for quick and dependable connection to the web. Xfone USA’s Internet/Data services are stand-alone products or are bundled with its voice services for residential and business customers.

●
Customer Service: Customer Service is paramount at Xfone USA and is one of its major differentiating characteristics, thus tantamount to being one of its product offerings. Customers have been conditioned to accept poor customer service from the larger monopoly companies because they have never had any real choice in service providers, especially in the residential market. Xfone USA’s attentive customer service department is an additional “product offering” which sells - as well as retains - customers. The full scope of communications service entails network service, customer service, and repair service.

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

●
We utilize traditional agents & Value Added Resellers (“VAR’s”) that sell our services directly to end-users at our established prices; these agents receive an ongoing residual commission of approximately 5%-12% of the total Monthly Recurring Charges (“MRC’s” ) based on their individual contracts on collected revenues less any bad debt;

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

Principal Suppliers

In fiscal year 2013, our principal supplier of telephone routing and switching services constituted 36% of our costs of revenues.

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

The Mark, “NTS Communications (with design)” related to the provision of telephone communications services in the United States, was registered by the USPTO on October 12, 1993, and has been renewed through October 2023.

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

The Mark, “XFONE” related to the provision of telephone communications services and multiple user dial-up and dedicated access to the Internet in the United States, was registered by the USPTO on July 15, 2008. The registration expired on July 15, 2013, and we elected not to file an application for renewal.

On January 9, 2004, we received notification from the Trademarks Registry Office of Great Britain that as of August 8, 2003, our trademark, “ XFONE ”, was registered by that government agency. The registration expired on August 8, 2013, and the Company elected not to file an application for renewal.

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

The FCC’s reform of intercarrier compensation continues progress toward implementation of a uniform national bill-and-keep framework for all telecommunications exchange traffic. These reforms continue to be subject to court challenges and further rulemaking. The final impact thereof remains unclear and we will continue to monitor developments carefully.

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

Employees

We currently have 196 employees in the United States and 3 employees in Israel.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Principal Executive Offices

Our principal executive offices are located at 1220 Broadway, Lubbock, Texas 79401, USA.

Material Properties in the U.S.

Real Property Owned by NTS Communications and subsidiaries

NTS Communications and its subsidiaries own the following properties subject to liens on certain properties securing indebtedness owed to certain of our creditors:

●
NTSC’s video headend and operations center is located at 8902 Alcove Avenue, Wolfforth, Texas 79382. This is a single story 3,500 sq. ft. building built in 2004. The building is used for equipment storage warehouse, office space, and the video and data headend. A satellite farm is located adjacent to the building. The building sits on two fenced acres within a ten acre lot.

●
NTSC’s corporate offices, Network Control Center, Customer Care, Internet help desk, retail and Toshiba sales offices are located in the Metro Tower, which is a 20-story building located at 1220 Broadway, Lubbock, Texas 79401. The building also houses local switching, local provisioning and outside technicians. Each floor of the building measures approximately 5,000 sq. ft. NTSC leases office space in the building to various businesses including many technology and telecommunications companies. NTSC also leases roof space to companies to house communications antennas.

●	NTSC owns a 7,700 sq. ft. single story building at 601 College Avenue, Levelland, Texas, 79336. The building houses NTSC’s operations in Levelland.

●	NTSC owns a 3,000 sq. ft. single story building at 510 West 7th, Littlefield, Texas, 79339. The building houses NTSC’s operations in Littlefield.

●	NTSC owns a 3,087 sq. ft. building at 312 E. 3rd, Burkburnett, Texas 76354. The building houses NTSC’s operations in Burkburnett.

●	NTSC owns a 416 sq. ft. building at 770 W. 1-20 North 208, Colorado City, Texas 79512. The building houses NTSC’s equipment in Colorado City.

●	NTSC owns a 1,463 sq. ft. building at 704 W. Highway St, Iowa Park, Texas 76367. The building houses PRIDE Network’s operations in Iowa Park.

●	NTSC owns a 3,750 sq. ft. building at 321 W. Broadway, Brownfield, Texas 79316. The building houses PRIDE Network’s operations in Brownfield.

●
NTSC also owns properties in a number of communities that house offices and cable head end equipment for NTSC’s traditional cable television network in a number of communities: Abernathy, Brownfield, Hale Center, Idalou, Lamesa, Midland, O’Donnell, Plainview, and Tahoka, Texas, and Hammond, Louisiana.

Real Property Leased through NTS Communications and subsidiaries

NTS Communications and its subsidiaries lease the following properties:

●
Point of Presence (“POP”) site and fiber node located at 201 E Main, Ste. 104, El Paso Texas, measuring 950 sq. ft. (including 850 linear feet of conduit) with annual rent of $54,070. The lease expires on March 31, 2015 and contains no option to renew.

●
POP, switch site and fiber node located at 500 Chestnut, Suite 936, Abilene, TX, measuring 4,763 sq. ft. (including roof space for one GPS antenna) with annual rent of $52,392. The lease expires on December 31, 2016 and contains one option for a three year renewal term.

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

●
NTSC also leases property that is used to house the equipment, offices, and facilities necessary for the operation of NTSC’s traditional cable television network in the following communities: Abernathy, Amarillo, Anton, Brownfield, Colorado City, Hale Center, Idalou, Levelland, Opdyke, Littlefield, Lubbock, Meadow, New Deal, Olton, Ropesville, Shallowater, Slaton, Smyer, Tahoka, and Wolfforth, Texas; and Hammond, Louisiana.

Easements and Private Rights of Way through NTS Communications and subsidiaries

NTS Communications and subsidiaries properties are encumbered by the following easement:

●	Perpetual Construction and Utility Easement from Benny Judah for facility hut at 10508 Topeka, Lubbock, Texas, 79424.

Israeli Office

Our Israeli office is located at 11 Rabbi Akiva Street, Modi'in Illit, Israel, measuring 516 sq. ft. The monthly rent (including municipal rate) is NIS 2,230 (approximately $632). The lease expires on June 3, 2014.

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

ITEM 3. LEGAL PROCEEDINGS

Class Actions Related to the Merger Agreement

Between October 23, 2013 and November 20, 2013, six complaints styled as class actions and relating to the Merger were filed in Nevada state court (Eighth Judicial District, Clark County) against us, our officers and directors, Tower Three, Holdings and Merger Sub. On December 20, 2013, plaintiffs filed a Consolidated Amended Class Action Complaint (the “Consolidated Amended Complaint”) alleging that the individual defendants breached their fiduciary duties of care, good faith, fair dealing, loyalty and full and candid disclosure in connection with the process surrounding the Merger and that Tower Three, Holdings and Merger Sub aided and abetted these alleged breaches of fiduciary duty. The Consolidated Amended Complaint seeks, among other things, preliminary and permanent injunctive relief against the Merger.

On February 19, 2014, the parties to the litigation entered into a memorandum of understanding (the “MOU”) reflecting an agreement in principle to resolve the claims asserted in the litigation (the “Settled Claims”). The MOU provides, among other things, that Plaintiffs will withdraw their motion for preliminary injunction and will not seek to enjoin consummation of the Merger or any transactions contemplated by the Merger Agreement and that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval. If the settlement is finally approved, the Settled Claims will be dismissed with prejudice. As part of the settlement, the defendants in the litigation deny all allegations of wrongdoing and deny that the disclosures in the Proxy Statement were inadequate, but NTS has agreed to provide certain supplemental disclosures. The settlement will not affect the timing of the Special Meeting of NTS stockholders or the Merger, or the amount of consideration to be paid in the Merger.

The defendants believe that no further disclosure is required under applicable laws; however, to avoid the risk of the litigation delaying or adversely affecting the Merger and to minimize the expense of defending such action, we have agreed, pursuant to the terms of the MOU, to make certain supplemental disclosures related to the Merger. We and the other named defendants have vigorously denied, and continue vigorously to deny, that we have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts that were or could have been alleged in the litigation, and expressly maintain that, to the extent applicable, we diligently and scrupulously complied with their fiduciary and other legal duties and are providing these supplemental disclosures solely to seek to eliminate the burden and expense of further litigation, to put to rest claims relating to the Merger that have been or could have been asserted, and to avoid any possible delay to the closing of the Merger that might arise from further litigation.

Eliezer Tzur et al. vs. 012 Telecom Ltd. et al.

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), NTS’ former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to NTS (collectively with Xfone 018, the “Defendants”), in the Central District Court, Israel (the “Israeli Court”). The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by customers to the Defendants’ respective technical support centers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,099,076) which reflects the Petitioners’ estimation of damages caused to all customers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.

On February 22, 2011, Xfone 018 and Mr. Sharvit entered into a settlement agreement, which following the instructions of the Israeli Court was supplemented on May 3, 2011 and amended on July 18, 2011 and on March 21, 2012 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Xfone 018 agreed to compensate its current and past registered customers of international calling services who called its telephone service center from July 4, 2004 until February 21, 2010, due to a problem with the international calling services, and were charged for such calls. The compensation includes a right for a single, up to ten minutes, free of charge, international call to one landline destination around the world, and shall be valid for a period of six months. In addition, Xfone 018 agreed to pay Mr. Sharvit a one-time special reward in the amount of NIS 10,000 (approximately $2,827) (the “Reward”). Xfone 018 further agreed to pay Mr. Sharvit attorneys' fee for professional services in the amount of NIS 40,000 (approximately $11,309) plus VAT (the “Attorneys Fee”). In return, Mr. Sharvit and the members of the Represented Group (as defined in the Settlement Agreement) agreed to waive any and all claims in connection with the Class Action Request. As required by Israeli law in such cases, the Settlement Agreement is subject to the approval of the Israeli Court. On April 30, 2012, the Israeli Court appointed a CPA as an examiner to review and assess the Settlement Agreement (the “Examiner”). The Examiner was instructed to advise the Israeli Court whether in his opinion the Settlement Agreement is reasonable. On October 18, 2012 the Examiner submitted his assessment to the Israeli Court. According to the Examiner's assessment, there are a number of impediments that will deter the Represented Group from making use of the right to a free call described above including the low value of the call and its limited utility. According to the Examiner, the appropriate solution would have been to compensate the specific affected customers for the damage caused. However, since the Examiner recognizes that, pursuant to Xfone 018's claims, the foregoing solution is impractical, the Examiner proposes to consider revising the manner in which the alleged damage, which he estimates at NIS 98,000 (approximately $27,707), will be paid for by Xfone 018. Following the Examiner’s assessment, Xfone 018 and Mr. Sharvit have agreed to amend the Settlement Agreement, by giving the Israeli Court the discretion to decide whether Xfone 018 shall grant the free call benefit described above or donate a sum of NIS 49,000 (approximately $13,854) to Ezer Mizion, a non-profit organization (“Ezer Mizion”) (the “Amended Settlement Agreement”). The Amended Settlement Agreement has been submitted to the Israeli Court, which ruled that a notice to the general public concerning the Amended Settlement Agreement shall be published in two daily papers. The said notices have been published and the period for submitting objections to the Amended Settlement Agreement has expired. On July 2, 2013, the Israeli Court requested that the Attorney General submit its position with respect to the Amended Settlement Agreement, after which it is expected that the Israeli Court will issue its final decision. In the response submitted by the Attorney General to the Court, the Attorney General stated that he leaves to the Court`s discretion to decide whether or not to approve the Amended Settlement Agreement. The Attorney General further noted that: (i) the first alternative for compensation (free call benefit) is dissatisfactory; (ii) per the second alternative for compensation (a donation of NIS 49,000), there is a significant gap between the damages assessed by the Examiner (NIS 98,000) and the sum of the donation; the Attorney General noted that the sum of the compensation should be reviewed based on the fact that, according to the Attorney General, the Petitioners have a good cause for their claim; (iii) in the event that the court will approve a compensation by way of donation (the second alternative), Xfone 018 should not be entitled to a claim for any tax credits in connection with the sum of the donation; and (iv) the Attorneys Fee is disproportionate to the sum of the donation (NIS 49,000).

On May 14, 2010, we entered into an agreement (including any amendment and supplement thereto, the “Marathon Agreement”) with Marathon Telecom Ltd. for the sale of our majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Marathon Agreement, we are fully and exclusively liable for any and all amounts, payments or expenses incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Marathon Agreement provides that we shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, we shall bear only the cost of such services). Section 10 of the Marathon Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with us and with mutual assistance. It is agreed between us and Xfone 018 that subject to and upon the approval of the Settlement Agreement by the Israeli Court, we shall bear and/or pay: (i) the costs of the free call benefit or donation described above; (ii) the Reward; (iii) the Attorneys Fee; (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $21,204); and (v) any other related costs (such as publication expenses and the Examiner’s fees).

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

On March 25, 2014, the closing price of our common stock was $1.99 (NYSE MKT) / NIS 6.946 (TASE).

Below is the market information pertaining to the range of the high and low closing price of our common stock for each quarter in 2013 and 2012. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	Low	High

2013
Fourth Quarter	$1.55	$1.98
Third Quarter	$1.45	$1.80
Second Quarter	$1.00	$1.57
First Quarter	$0.92	$1.09

2012
Fourth Quarter	$0.83	$1.42
Third Quarter	$0.62	$0.93
Second Quarter	$0.45	$0.72
First Quarter	$0.36	$0.68

Holders

On March 1, 2014, there were 240 holders of record of our common stock.

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

Securities Authorized For Issuance under Equity Compensation Plans

Equity Compensation Plan Information
as of December 31, 2013

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan
Compensation plans approved by security holders(1) (2) (3)	11,300,799	$1.46	4,663,887
Compensation plans not approved by security holders	-	-	-
Total	11,300,799	$1.46	4,663,887
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

Proposed Merger

As reported in our Current Report on Form 8-K filed with the SEC on October 21, 2013, on October 20, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with T3 North Intermediate Holdings, LLC, a Nevada limited liability company (“Holdings”) and North Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Holdings (“Merger Sub”).  Upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will become a wholly-owned subsidiary of Holdings through a merger of Merger Sub with and into the Company, with the Company as the surviving corporation (the “Merger”). Holdings and Merger Sub are affiliates of Tower Three Partners LLC (“Tower Three”). Consummation of the Merger is subject to a number of closing conditions, including, among other things: (i) the adoption and approval of the Merger Agreement by the requisite vote of our stockholders; (ii) receipt of certain third party consents; (iii) the absence of any law or order prohibiting the Merger; (iv) the accuracy of the representations and warranties, subject to customary materiality qualifiers; and (v) the absence of a Material Adverse Effect (as defined in the Merger Agreement). Consummation of the Merger is not subject to a financing condition.

Simultaneously with the execution of the Merger Agreement, Guy Nissenson, our Chairman, President and Chief Executive Officer, entered into a Voting Agreement with Holdings and us (the “Voting Agreement”). Pursuant to the Voting Agreement, Mr. Nissenson has agreed, among other things, to vote the shares of our common stock held by him:

●	in favor of the Merger Agreement proposal;

●	against alternative transactions; and

●	in favor of any action in furtherance of the transactions contemplated by the Merger Agreement.

The Voting Agreement generally prohibits Mr. Nissenson from transferring his shares of common stock prior to the consummation of the Merger. The Voting Agreement will automatically terminate upon the first to occur of (i) the consummation of the Merger, or (ii) the termination of the Merger Agreement in accordance with its terms.

In addition, the sole member of Holdings and Mr. Nissenson have entered into a Rollover Agreement (the “Rollover Agreement”), whereby Mr. Nissenson has committed to contribute, immediately prior to the effective time of the Merger, an aggregate of 1,390,871 shares of our common stock to the sole member of Holdings in exchange for equity interests of such entity. Mr. Nissenson’s commitments pursuant to such agreement are conditioned upon the satisfaction or waiver of the conditions to closing contained in the Merger Agreement and will take place immediately prior to the consummation of the Merger. In addition, it is expected that Mr. Nissenson will enter into an equityholders agreement that will, among other things, provide that Mr. Nissenson may serve on the board of directors of the sole member of Holdings for so long as he continues to own a specified amount of equity in such entity.

The parties to the Merger Agreement intend to complete the Merger in the second quarter of 2014. However, the Merger is subject to approvals and other conditions, and it is possible that factors outside the control of the parties could result in the Merger being completed at a later time, or not at all. See also Note 22 - Merger Agreement.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013

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

Levelland/Smyer, Texas

NTSC, through its wholly owned subsidiary, NTS Telephone Company, LLC (d/b/a NTS of Levelland), has extended its FTTP network to the nearby communities of Levelland (located approximately 30 miles west of Lubbock) and Smyer (approximately 15 miles west of Lubbock). An “FTTP passing” represents the number of premises capable of being served by the Company’s deployed fiber optic distribution plant, with or without the addition of a fiber optic drop cable from the closest network access point to the premises. NTS Telephone Company, LLC received from the Rural Utilities Service (“RUS”), a division of the U.S. Department of Agriculture an $11.5 million debt facility to complete this build-out. The RUS loan is non-recourse to NTSC and all other NTSC subsidiaries and interest is charged at the average rate of U.S. government obligations. NTSC’s initial capital investment in the project was a $2.5 million equity contribution. NTSC provides voice, data, and video services for NTS Telephone Company and also provides billing, sales and marketing, back and front offices services to this subsidiary. NTSC receives a management fee from NTS Telephone Company equal to 15% of its revenues. NTSC began marketing its triple-play service in limited areas of Levelland in 2009 and construction was completed on April 8, 2010. NTSC intends to continue to work diligently to secure sales and complete installations in pursuit of its take rate goals.

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

This funding was a significant milestone in our strategy to grow the FTTP business. The grants and loans created an opportunity for us to expand the rollout of our state-of-the-art FTTP infrastructure to bring broadband services to the Texas south plains, to the communities of Burkburnett and Iowa Park, Texas, and to St. Helena, Washington, and Tangipahoa Parishes in Southern Louisiana. Additionally, it is anticipated that these projects will help stimulate the economic growth of these communities by creating hundreds of new jobs associated with the network build out.

When completed, the PRIDE Network is expected to add 30,000 FTTP passings to the NTSC network bringing Company-wide FTTP passings to over 50,000. To date, we completed our FTTP PRIDE network in Lamesa, Littlefield, Plainview, Burkburnett, Iowa Park, Brownfield, Slaton, and Whitharral, Texas and in Hammond, Louisiana, and started to record revenues from these markets which are expected to increase during 2014.

The fundings are contingent upon PRIDE Network meeting the terms of the loans, grants or loans/grants agreement.

NTSC also commenced 3 metro build projects in Abilene, Amarillo, Wichita Falls, all located in Texas. The builds are focused primarily on business customers and should add more than 3,500 passings to our network by 2014.  The builds are financed through a delayed draw down term loan with ICON Agent, LLC.

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

COMPARISON FINANCIAL INFORMATION YEARS ENDED DECEMBER 31, 2013 AND 2012 - PERCENTAGE OF REVENUES:

	Year Ended December 31,
	2013	2012
Revenues:
Services on Fiber-To-The-Premise network	39.4%	30.4%
Leased local loop services and other	60.6%	69.6%
Total Revenues	100%	100%

Expenses:
Cost of services (excluding depreciation and amortization)	43.0%	45.9%
Selling, general and administrative	37.3%	34.8%
Depreciation and amortization	12.4%	10.5%
Financing expenses, net	10.7%	9.3%
Other expenses	1.4%	1.1%
Total expenses	104.9%	101.6%

Loss before taxes	(4.9)%	(1.6)%

Income tax benefit	1.6%	0.7%

Net loss	(3.3)%	(0.9)%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Revenues. Revenues for the year ended December 31, 2013 decreased 0.5% to $59,587,246 from $59,870,468 for the same period in 2012.

Revenues from NTS’ Fiber-To-The-Premise ("FTTP") network include revenues from the delivery of products and services via its fully owned FTTP network.  These products and services include video, high speed Internet and voice as well as broadband connectivity for private network within the footprint of NTS’ FTTP network.  Revenues from our FTTP network in the year ended December 31, 2013 increased 28.7% to $23,454,091 from $18,219,615 in the same period in 2012. As percentage of total sales, FTTP revenues in the year ended December 31, 2013 increased to 39.4% from 30.4% for the year ended December 31, 2012. The growth of FTTP revenues is expected to continue due to the progress in the build out of our FTTP network in the communities which are located in the areas of the PRIDE Network projects, a subsidiary of NTSC and other communities in the region of West Texas.

Revenues from our leased local loop include revenues from wholesale, other carriers and other non-FTTP customers. Revenues from leased local loop in the year ended December 31, 2013 decreased 13.2% to $36,133,155 from $41,650,853 for the same period in 2012. As a percentage of total sales, leased local loop revenues in the year ended December 31, 2013 decreased to 60.6% from 69.6% for the same period in 2012. The decrease in revenues was caused by the aggressive competition in NTS’ non-FTTP markets. NTS expects that the decline in revenues from non-FTTP residential customers will continue in 2014, but will be offset by the increase in revenues in FTTP from business and residential customers.

Cost of Services (excluding depreciation and amortization).  Cost of services consists primarily of facilities and traffic time purchased from other telephone companies and content for our video services. Cost of services for the year ended December 31, 2013 decreased 6.7% to $25,643,381 from $27,489,743 for the same period in 2012. Cost of services, as a percentage of revenues in the year ended December 31, 2013, decreased to 43.0% from 45.9% in the same period in 2012. We expect that the trend of decline in cost of services, as a percentage of revenues, will continue as we increase the portion of revenues generated from our high-margin FTTP services. FTTP services are provided over our fully owned fiber network and therefore we do not incur third party costs for leased network lines. As the revenue mix changes towards greater percentage of the high-margin FTTP revenues, and a lesser percentage of the low-margin revenues from non-FTTP residential customers and wholesale, the cost of services, as a percentage of revenues, is expected to decline.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses consist primarily of compensation costs for our sales, administrative and management employees. Selling, general and administrative expenses for the year ended December 31, 2013, increased 6.9% to $22,246,333 from $20,802,001 for the same period in 2012. The increase was the result of the write-off of $519,435 of assets acquired during various acquisitions in which management had determined they would not be able to obtain successful resolution and the continued assessment by management of the allowance for doubtful accounts which resulted in an increase of bad debt expense of $921,379 during the second quarter of 2013. This was offset by a decrease in payroll expenses which resulted mainly from outsourcing most of our installation and maintenance work in the FTTP markets to subcontractors, which was offset by an increase in sales commission related to the increase in new FTTP revenues and an increase in compensation in connection with the issuance of options to NTS’ directors and employees.  As a percentage of revenues, selling, general and administrative expense increased by 2.6%.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2013 increased 17.6% to $7,380,483 from $6,274,488 for the same period in 2012. The increase was due to the large investments in the development of the FTTP networks.

Financing Expenses. Financing expenses, net, for the year ended December 31, 2013, increased 15.1% to $6,388,327 from $5,551,080 for the same period in 2012. Financing expenses consist of interest payable on NTS’ financial obligations, and the measurement of the Bonds, which are stated in NIS and linked to the Israeli Consumer Price Index (the “CPI”).  The increase in financing expense is a result of the increase in outstanding loans from the United States Department of Agriculture and ICON Agent, LLC which was offset by a non-recurring amortization of deferred compensation related to the repayment of the term loan from Burlingame Equity Investors LP.

Other Expenses. Other expenses for the year ended December 31, 2013 increased 23.1% to $845,035 from $686,519 for the same period in 2012. Other expenses consist of real estate taxes, which were offset in 2012 with the gain of $221,643 from the purchase of our bonds by NTSC and expense of $88,400 due to adjustment of the final purchase price of Cobridge. We expect that real estate taxes will increase as we continue to expand our operations in the PRIDE Network markets.

Income taxes. We conduct our business in several states in the US. Therefore, our operating income is subject to varying rates of state tax in the US. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses. However, we expect that our income taxes will not materially vary in relation to the geographic distribution of our profits inside the US. Due to non-deductible expenses, non-deductible compensation related to stock options and non-deductible amortization of intangible assets, we had a tax benefit for the year ended December 31, 2013 and 2012 and our effective tax rate was 33.0% and 41.4% for the years ended December 2013 and 2012, respectively.

Net Loss. As a result of the foregoing, net loss for the year ended December 31, 2013 increased 257.3% to $1,954,347 from $546,993 for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of December 31, 2013 amounted to $4,981,942 compared to $3,908,620 as of December 31, 2012, an increase of $1,073,322. Net cash provided by operating activities in the year ended December 31, 2013 was $7,425,690, an increase of $3,899,866 compared to $3,525,824 which was provided by operating activities in the year ended December 31, 2012. The increase in cash flow from operating activities is mostly related to the following changes: (1) an increase in accounts receivable of $762,351 during the year ended December 31, 2013, compared to an increase of $1,669,435 in the same period of 2012; (2) a decrease in prepaid expenses and other receivables of $750,248 in the year ended December 31, 2013, compared to an increase of $8,782 in the same period of 2012; (3) an increase in trade payables of $2,033,922 during the year ended December 31, 2013, compared to a decrease of $1,482,871 during the same period of 2012. Cash used in investing activities for the year ended December 31, 2013, was $17,111,832 compared to $20,413,286 for the same period of 2012. Of that amount, $8,553,249 is attributable to the build out of our PRIDE Network projects and FTTP projects in Levelland, TX in year ended December 31, 2013, compared to $17,187,267 for the same period of 2012 and $8,558,583 is attributable to the purchase of other equipment in year ended December 31, 2013, compared to $3,226,019 for the same period of 2012. Net cash provided by financing activities for the year ended December 31, 2013, was $10,759,464 compared to $14,232,568 for the same period of 2012 and is primarily attributable to proceeds from long-term loans from the United States Department of Agriculture, and the Loan Agreement with ICON, which are offset by repayment of the long-term loans from the United States Department of Agriculture.

Capital lease obligations: We are the lessee of switching, other telecom equipment and vehicles under capital leases expiring on various dates through 2018.

As of December 31, 2013, we reported a working capital deficit of $15,480,918 compared to a working capital deficit of $6,774,208 on December 31, 2012. On February 12, 2013, we entered into a further amendment to the Original ICON Agreement providing for an additional secured delayed draw term loan in the amount of $6,000,000 for the purchase of equipment in connection with our project to expand our fiber network in the region of West Texas and the delay of the amortization schedules of the previously drawn down loans by six months. As of December 31, 2013, we drew down the full amount of the term loan.

We believe that increased revenues from our high margin Fiber-To-The-Premise network together with increasing operating efficiency will result in profitability and cash flows, which will lead to improvement in the working capital deficit to meet our anticipated cash requirements for at least the next 12 months. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities or we are unable to renew and/or extend a portion of our short-term liabilities, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that we will be able to meet our liquidity needs for at least the next 12 months, no assurance can be given that we will be able to do so.

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic Note Payable	$20,749,346	$3,413,096	$6,030,000	$11,306,250	$-
Notes Payable from the United States Department of Agriculture	44,186,615	2,266,361	4,532,721	4,532,721	32,854,812
Bonds	7,725,559	4,197,510	3,528,049	-	-
Capital leases	746,827	261,894	292,614	192,319	-
Operating leases	907,205	444,206	446,962	16,037	-

Total contractual cash obligations	$74,315,552	$10,583,067	$14,830,346	$16,047,327	$32,854,812

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

The Series A Bonds may only be traded in Israel. On November 5, 2013, Midroog Limited, an Israeli rating company which is a subsidiary of Moody’s Investor Services (“Midroog”) filed with the TASE an annual monitoring report, reaffirming the Ba1 rating of the Series A Bonds, however, Midroog’s rating committee decided on a developing outlook on the rating of the Series A Bonds in light of the recently announced Merger Agreement.

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

Pursuant to the Original ICON Agreement (as amended), we are required to maintain a fixed charge coverage ratio of not less than 1.15 to 1.00 for the trailing four fiscal quarter period most recently ended if at any time cash was less than $3,000,000 as of the last day of any fiscal quarter. In addition, senior leverage ratio should not exceed 2.25 to 1.00 from June 30, 2012 through March 31, 2013, 2.00 to 1.00 from June 30, 2013 through December 31, 2013, and 1.75 to 1.00 from March 31, 2014 and thereafter.  As of December 31, 2013, we complied with the foregoing financial covenants.

The total outstanding amount of the loans as of December 31, 2013 is $20,100,000. As of December 31, 2013, there are no amounts available for future draws.

US subsidiaries

NTS Telephone Company, LLC, a wholly-owned subsidiary of NTSC, received from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, $11.5 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the initial advance date until full repayment after 17 years. Each advance bears interest that will become fixed at the date of the advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by NTS Telephone’s assets which were $16.1 million at December 31, 2013. As of December 31, 2013, the annual average weighted interest rate on the outstanding advances was 3.52%.

The total outstanding amount of these loans as of December 31, 2013 and December 31, 2012 is $8,839,862 and $9,589,321, respectively. The loans are to be repaid in monthly installments until 2023.

PRIDE Network, Inc., a wholly-owned subsidiary of NTSC has received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total $99.9 million funding in the form of $45.9 million in grants and $54 million in 19 to 20-year loans. The aggregate amount of these loans and grants received by the Company as of December 31, 2013 is $37,861,612 and $31,871,189, respectively.  Each advance bears interest that will become fixed at the date of the advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance.  The funding created an opportunity for us to expand the rollout of our FTTP infrastructure, known as the PRIDE Network, and bring broadband services to northwestern Texas and southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by PRIDE Network's assets which were $56.9 million at December 31, 2013. As of December 31, 2013, the annual average weighted interest rate on the outstanding advances was 2.69%. As of December 31, 2013, the total amount of loan and grant to be available in the future is $16,131,426 and $14,005,730, respectively.

The loans are to be repaid in monthly installments until 2030. The total outstanding amounts of these loans as of December 31, 2013 and December 31, 2012 are $35,346,753 and $27,748,342, respectively.

As of December 31, 2013 and 2012, we recorded grants receivable of $1,008,733 and $974,120, respectively.  Accounts payable of $1,350,006 and $1,013,880 that was financed by a long-term loan received during 2014 and 2013, respectively, is included in long-term liabilities.

On April 25, 2011, NTSC, our wholly-owned subsidiary, entered into an Asset Purchase Agreement with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which CoBridge agreed to sell NTSC all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of the agreement. As part of the agreement, a note for $1,010,101 was issued on July 1, 2011 at an interest rate of 6% per annum and is payable in 36 equal monthly installments of $20,626. The total outstanding amount of the note as of December 31, 2013 is $141,833.

On September 16, 2011, NTSC, our wholly-owned subsidiary, entered into an Asset Purchase Agreement with RB3, LLC, and Arklaoktex, LLC, each doing business as Reach Broadband (“Reach”), pursuant to which Reach agreed to sell NTSC all of Reach’s assets in and around the communities of Abernathy, Anton, Brownfield, Hale Center, Idalou, Levelland, Littlefield, Meadow, New Deal, O’Donnell, Olton, Reese, Ropesville, Shallowater, Smyer, Tahoka, and Wolfforth Texas pursuant to the terms of the agreement. As part of the agreement, a note for $475,093 was issued on December 1, 2011 at an interest rate of 7% per annum and is payable in 36 equal monthly installments of $14,693. The total outstanding amount of the note as of December 31, 2013 is $168,941.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

All of our assets, liabilities (except the Series A Bonds and other insignificant costs), revenues and expenditures are in USD.

Notwithstanding having our Series A Bonds stated in NIS and linked to the Israeli Consumer Price Index, during the year ended December 31, 2013, our outstanding liability was increased by 7.02% as a result of the devaluation of the NIS in relation with the USD and an increase of 1.9% adjustment to the Israeli CPI.  We may use foreign currency exchange contracts and other derivative instruments to be the appropriate tool for managing such exposure.

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

Long-lived Assets

The carrying value of long-lived assets is periodically assessed to ensure their carrying value does not exceed their estimated net realizable future value. This assessment includes certain assumptions related to future needs for the asset to help generate future cash flow. Changes in those assessments, future economic conditions or technological changes could have a material adverse impact on the carrying value of these assets.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

NTS, Inc. and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2013
CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
NTS, Inc.
Lubbock, Texas

We have audited the accompanying consolidated balance sheets of NTS, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTS, Inc. as of December 31, 2013 and 2012 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP
Baker Tilly Virchow Krause, LLP
Minneapolis, Minnesota
March 27, 2014

NTS, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$4,981,942	$3,908,620
Accounts receivable, net	5,465,724	5,156,598
Prepaid expenses and other receivables	3,554,645	3,283,231
Deferred taxes	1,063,237	815,563
Inventories	202,746	222,735

Total current assets	15,268,294	13,386,747

BONDS ISSUANCE AND FINANCE COSTS, NET	1,054,701	1,379,334

OTHER LONG-TERM ASSETS	2,392,796	2,783,083

FIXED ASSETS, NET	105,174,830	89,468,282

INTANGIBLE ASSETS, NET	1,090,618	1,465,553

Total assets	$124,981,239	$108,482,999

The accompanying notes are an integral part of these consolidated financial statements

NTS, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$5,679,457	$2,541,703
Trade payables	14,969,482	8,498,688
Other liabilities and accrued expenses	5,640,869	5,068,640
Current maturities of obligations under capital leases	261,894	424,719
Current maturities of bonds	4,197,510	3,627,205

Total current liabilities	30,749,212	20,160,955

DEFERRED TAXES, NET	1,187,370	2,073,530

NOTES PAYABLE TO THE UNITED STATES DEPARTMENT OF AGRICULTURE, NET OF CURRENT MATURITIES	41,920,254	35,519,847

NOTES PAYABLE, NET OF CURRENT MATURITIES	17,336,250	14,410,774

BONDS PAYABLE, NET OF CURRENT MATURITIES	3,528,049	7,026,523

OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT MATURITIES	484,933	207,883

OTHER LONG-TERM LIABILITIES	1,499,794	1,679,619

Total liabilities	96,705,862	81,079,131

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value per share: 75,000,000 shares authorized at December 31, 2013 and 2012; 43,418,847 and 41,186,596 issued and outstanding at December 31, 2013 and 2012, respectively	43,419	41,187
Additional paid-in capital	57,493,518	54,669,894
Foreign currency translation adjustment	(1,805,791)	(1,805,791)
Retained deficit	(27,455,769)	(25,501,422)

Total equity	28,275,377	27,403,868

Total liabilities and shareholders' equity	$124,981,239	$108,482,999

The accompanying notes are an integral part of these consolidated financial statements

NTS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended
	December 31,
	2013	2012
Revenues
Services on Fiber-To-The-Premise network	$23,454,091	$18,219,615
Leased local loop services and other	36,133,155	41,650,853

Total Revenues	59,587,246	59,870,468

Expenses
Cost of services (excluding depreciation and amortization shown below)	25,643,381	27,489,743
Selling, general and administrative	22,246,333	20,802,001
Depreciation and amortization	7,380,483	6,274,488
Financing expenses, net	6,388,327	5,551,080
Other expenses	845,035	686,519

Total Expenses	62,503,559	60,803,831

Loss before taxes	(2,916,313)	(933,363)

Income tax benefit	961,966	386,370

Net loss	$(1,954,347)	$(546,993)

Basic and diluted loss per share:	$(0.05)	$(0.01)

Basic and diluted weighted average number of shares outstanding:	43,418,847	41,186,596

The accompanying notes are an integral part of these consolidated financial statements

NTS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2013 and 2012

	Number of Ordinary Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Equity

Balance at January 1, 2012	41,186,596	$41,187	$54,386,459	$(1,805,791)	$(24,954,429)	$27,667,426
Equity-based compensation expenses resulting from ASC 718-10-35	-	-	283,435	-	-	283,435
Net loss	-	-	-	-	(546,993)	(546,993)

Balance at December 31, 2012	41,186,596	$41,187	$54,669,894	$(1,805,791)	$(25,501,422)	$27,403,868

Balance at January 1, 2013	41,186,596	$41,187	$54,669,894	$(1,805,791)	$(25,501,422)	$27,403,868
Equity-based compensation expenses resulting from ASC 718-10-35	-	-	391,372	-	-	391,372
Options exercised during the period, net of issuance expenses	2,232,251	2,232	2,432,252	-	-	2,434,484
Net loss	-	-	-	-	(1,954,347)	(1,954,347)

Balance at December 31, 2013	43,418,847	$43,419	$57,493,518	$(1,805,791)	$(27,455,769)	$28,275,377

The accompanying notes are an integral part of these consolidated financial statements

NTS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2013	2012
Cash flow from operating activities:
Net loss	$(1,954,347)	$(546,993)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,380,483	6,274,488
Amortization of bonds issuance and finance costs	533,401	468,685
Compensation in connection with the issuance of warrants and options issued for professional services	391,372	283,435
Increase in bad debt provision	453,225	275,087
Accrued interest and exchange rate on bonds	502,595	62,224
Unearned gain due to hedging	-	(32,250)
Expense of discounted debt from related party and related warrants	-	237,454
Gain on buy back of bonds	-	(221,643)
Deferred tax provision	(1,133,834)	(682,114)
Changes in assets and liabilities:
Increase in accounts receivable	(762,351)	(1,669,435)
Decrease (increase) in inventories	19,989	(29,658)
Decrease (increase) in long-term receivables	390,287	(13,851)
Decrease (increase) in prepaid expenses and other receivables	750,248	(8,782)
Increase in prepaid financing costs	(221,698)	(427,764)
Increase (decrease) in other long-term liabilities	(1,529,831)	593,035
Increase (decrease) in trade payables	2,033,922	(1,482,871)
Increase in other liabilities and accrued expenses	572,229	446,777

Net cash provided by operating activities	7,425,690	3,525,824

Cash flow from investing activities:
Purchase of equipment	(8,558,583)	(3,226,019)
Purchase of equipment for the projects under the United States Department of Agriculture, net of grants received	(8,553,249)	(17,187,267)

Net cash used by investing activities	(17,111,832)	(20,413,286)

The accompanying notes are an integral part of these consolidated financial statements

NTS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2013	2012
Cash flow from financing activities:
Repayment of short-term loans from banks and others	-	(4,385,735)
Repayment of capital lease obligation	(540,117)	(536,939)
Proceeds from long-term loans from the United States Department of Agriculture	9,166,790	16,477,528
Repayment of principal on bonds	(3,430,764)	(3,780,722)
Repayment of long-term loans from United States Department of Agriculture	(2,317,838)	(1,578,817)
Repayment of note payable	(800,966)	-
Decrease in restricted cash	-	769,331
Proceeds from exercise of options	2,266,707	-
Proceeds from loans from banks and others	6,415,652	7,267,922

Net cash provided by financing activities	10,759,464	14,232,568

Net increase (decrease) in cash and cash equivalents	1,073,322	(2,654,894)

Cash and cash equivalents at the beginning of the year	3,908,620	6,563,514

Cash and cash equivalents at the end of year	$4,981,942	$3,908,620

Supplemental disclosure of cash flows activities:

Cash paid for:

Interest	$4,327,438	$3,703,404

Taxes	$98,387	$167,138

Purchase of fixed assets by capital lease arrangements	$654,342	$298,532

Purchase of fixed assets included in accounts payable	$5,954,656	$4,304,999

Grants receivable from the United States Department of Agriculture	$1,008,733	$974,120

Proceeds from exercise of options after December 31, 2013	$167,778	$-

The accompanying notes are an integral part of these consolidated financial statements

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

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

NTSI’s wholly owned subsidiaries as of December 31, 2013 were as follows:

●
NTSC and its seven wholly owned subsidiaries, NTS Construction Company, Garey M. Wallace Company, Inc., Midcom of Arizona, Inc., Communications Brokers Inc., NTS Telephone Company, LLC, NTS Management Company, LLC and PRIDE Network, Inc.

●	Xfone USA, Inc. and its two wholly owned subsidiaries, eXpeTel Communications, Inc. and Gulf Coast Utilities, Inc. (collectively, “Xfone USA”).

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 1 - Organization and Nature of Business (Cont.)

B.	Liquidity

As of December 31, 2013, the Company reported a working capital deficit of $15,480,918 compared to a working capital deficit of $6,774,208 as of December 31, 2012. On February 12, 2013, the Company entered into an amendment to the Original ICON Agreement providing for an additional secured delayed draw term loan in the amount of $6,000,000 for the purchase of equipment in connection with the Company's project to expand its fiber network in the region of West Texas and the delay of the amortization schedules of the previously drawn down loans by six months.

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
DECEMBER 31, 2013 and 2012

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

The Company uses the allowance method to account for uncollectible and unsecured accounts receivable balances. Under the allowance method, estimate of uncollectible customer balances is made using factors such as the credit quality of the customer and the economic conditions in the market. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. When an account balance is past due and attempts have been made to collect the receivable through legal or other means the amount is considered uncollectible and is written off against the allowance balance.

Accounts receivable are presented net of an allowance for doubtful accounts of $1,534,185 and $1,080,960 at December 31, 2013 and 2012, respectively.

F.	Inventories

Inventory consists primarily of fiber optic equipment and telephone equipment to be installed at the Company's customers, which is carried at the lower of cost (determined principally on either an average cost or first-in, first-out basis) or market.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 2 - Significant Accounting Policies (Cont.)

G.	Fixed Assets

Fixed Assets are stated at cost. Depreciation is calculated based on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated at the shorter of the estimated useful lives or lease term. Annual lives of depreciation are as follows:

Useful Life
Communication equipment	3-20 years
Fiber network	13-30 years
Construction equipment	5 years
Equipment held under lease	4-15 years
Office furniture and equipment	5-15 years
Development costs	3 years
Computer equipment	5-7 years
Motor vehicles	4-5 years
Building and plant	4-35 years

Depreciation expenses amounted to $7,005,548 and $5,824,486 for the years ended December 31, 2013 and 2012, respectively.

The Company charges the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, principally to cost of revenues as these costs are incurred.

H.	Intangible Assets

Other intangible assets with determinable lives consist of customer relations related to mergers and acquisitions are amortized over a period between 2-13 years from the date of the purchase.

I.	Long-Lived Assets

The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including fixed assets and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends, and economic projections and anticipated cash flows. Impairment, if any, is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and periodically revises such estimates based on current events. No impairment loss was recorded for the years ended December 31, 2013 and 2012. At December 31, 2013, the Company believes its long- lived assets are recoverable.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 2 - Significant Accounting Policies (Cont.)

J.	Revenue Recognition

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

K.	Advertising expenses

Advertising expenses are carried to the statement of operations as incurred. Advertising expenses for the years ended December 31, 2013 and 2012 were $235,753 and $237,420, respectively.

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

Examples of significant estimates include: the allowance for doubtful accounts, the recoverability of fixed assets, the recoverability of intangible assets and other long-lived assets, unbilled revenues, fair values of financial instruments, unrecognized tax benefits, valuation allowances on tax assets, accrued expenses, and contingencies.

M.	Loss Per Share

Basic loss per share (EPS) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Warrants and options were excluded from the calculation of diluted loss per share since they would have an anti-dilutive effect due to the Company's net loss, which was reported for both years ended December 31, 2013 and 2012.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 2 - Significant Accounting Policies (Cont.)

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

The carrying amounts of the Company’s financial instruments, including cash equivalents, prepaid expenses and other receivables, and other liabilities and accrued expenses approximate fair value due to their short maturities.  The Company’s notes payable and capital lease obligations are carried at historical cost, which approximates fair value.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 2 - Significant Accounting Policies (Cont.)

P.	Stock-Based Compensation

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

The Company recognizes all of its derivative instruments as either assets or liabilities on the balance sheet at fair value. For derivative instruments that are designated and qualify as a cash flows hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. For the years ended December 31, 2013 and 2012, the forward contracts did not qualify for hedge accounting and as such, changes in the fair value of the derivative instrument were reported in current period earnings. During January 2012, the Company entered into two foreign currency hedging transactions of $596,842 maturing on May 29, 2012 to buy NIS 2,303,809, and $4,306,570 maturing on November 28, 2012 to buy NIS 16,640,591, in order to hedge against the risk of principal and interest payments of its bonds during 2012. The Company hedged some of its forecasted interest payments denominated in NIS with currency forward contracts. As of December 31, 2012, the Company recognized an unearned gain of $32,250 in financing expenses in the Consolidated Statements of Operations against an increase in its Current Maturities of Bonds in the Consolidated Balance Sheet.

R.	Grants

Grants from United States Department of Agriculture are recognized at their fair value when there is reasonable assurance that the grant will be received and all attaching conditions will be complied with. The grants are credited to the cost of the assets and are released to the statement of operations over the expected useful life in a consistent manner with the depreciation method for the relevant asset.

S.	Reclassification

Certain prior period balances have been reclassified to conform to the current year presentation.  Such reclassifications did not impact the Company’s net loss or stockholders' equity.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 3 - Prepaid Expenses and Other Receivables

Prepaid Expenses and Other Receivables consisted of the following:

	December 31,
	2013	2012
Prepaid expenses	$1,160,406	$1,072,417
Grant receivables from United States Department of Agriculture	1,008,733	974,120
Other receivables	1,385,506	1,236,694
	$3,554,645	$3,283,231

Note 4 - Fixed Assets

Fixed Assets consisted of the following:

	December 31,
	2013	2012
Cost
Communication equipment	$86,124,427	$80,649,694
Fiber network	85,094,060	70,168,573
Office furniture and equipment	3,827,299	3,823,563
Computer equipment	10,605,973	10,435,430
Construction equipment	544,691	531,612
Motor vehicles	1,707,827	1,553,566
Building and plant	11,923,780	10,851,254
Work in Progress	8,467,622	7,569,891
	208,295,679	185,583,583
Accumulated Depreciation
Communication equipment	65,615,540	63,318,762
Fiber network	17,257,242	13,774,412
Office furniture and equipment	3,533,795	3,521,850
Computer equipment	10,287,617	9,720,225
Construction equipment	483,829	451,237
Motor vehicles	1,158,462	967,029
Building	4,784,364	4,361,786
	103,120,849	96,115,301

Fixed assets, net	$105,174,830	$89,468,282

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 5 - Intangible Assets

The breakdown of intangible assets as of December 31, 2013 and 2012 was as follows:

	Customer Relationships	License	Total
December 31, 2013
Cost	$4,463,474	$250,000	$4,713,474
Accumulated amortization	3,622,856	-	3,622,856

Net	$840,618	$250,000	$1,090,618

December 31, 2012
Cost	$4,463,474	$250,000	$4,713,474
Accumulated amortization	3,247,921	-	3,247,921

Net	$1,215,553	$250,000	$1,465,553

Based on the intangible assets in service as of December 31, 2013, estimated amortization expense for each of the next three years ending December 31 is as follows:

	2014	2015	2016
Amortization expense	$319,193	$307,797	$213,628

Amortization expenses amounted to $374,935 and $450,002 for the years ended December 31, 2013 and 2012, respectively.

Note 6 - Other Liabilities and Accrued Expenses

Other Liabilities and Accrued Expenses consisted of the following:

	December 31,
	2013	2012

Payroll and payroll related	$608,220	$807,978
Accrued expenses	2,533,903	2,477,213
Accrued merger and acquisition costs	667,361	-
Deferred revenues	961,321	1,060,237
Tax authorities	551,400	551,400
Others	318,664	171,812
	$5,640,869	$5,068,640

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 7 - Notes Payable to the United States Department of Agriculture

Long-term and short-term portions of the notes payable to the United States Department of Agriculture are presented in the following table:

	December 31,
	2013	2012

Notes Payable to the United States Department of Agriculture	$44,186,615	$37,337,663

Less current portion	2,266,361	1,817,816

Long-term portion	$41,920,254	$35,519,847

The notes payable from the United States Department of Agriculture mature as follows:

Year
2014	$2,266,361
2015	2,266,360
2016	2,266,361
2017	2,266,360
2018	2,266,361
2019 and thereafter	32,854,812
$44,186,615

A.	NTS Telephone Company, LLC

NTS Telephone Company, LLC, a wholly owned subsidiary of NTSC, received from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, an $11.5 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the advance date until full repayment after 17 years from each advance date. Each advance bears interest that will become fixed at the date of the advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. The note is non-recourse to NTSC and all other NTSC subsidiaries and is secured by NTS Telephone's assets which were $16.1 million at December 31, 2013. As of December 31, 2013, the annual average weighted interest rate on the outstanding advances was 3.52%.

The total outstanding amount of these loans as of December 31, 2013 and December 31, 2012 were $8,839,862 and $9,589,321, respectively. The loans are to be repaid in monthly installments until 2024.

B.	PRIDE Network, Inc.

PRIDE Network, Inc., a wholly owned subsidiary of NTSC, received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act for a total of $99.9 million funding in the form of $45.9 million in grants and $54 million in 19 to 20-year loans. The aggregate amount of these loans and grants received by the Company as of December 31, 2013 is $37,861,612 and $31,871,189, respectively. Each advance bears interest that will become fixed at the date of the advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. The funding created an opportunity for the Company to expand the rollout of its FTTP infrastructure, known as the PRIDE Network, and bring broadband services to northwestern Texas and southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010.The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by PRIDE Network's assets which were $56.9 million at December 31, 2013. As of December 31, 2013, the annual average weighted interest rate on the outstanding advances was 2.69%. As of December 31, 2013, the total amount of loans and grants available in the future was $16,131,426 and $14,005,730, respectively.

The loans are to be repaid in monthly installments until 2030. The total outstanding amounts of these loans as of December 31, 2013 and December 31, 2012 are $35,346,753 and $27,748,342, respectively.

As of December 31, 2013 and 2012, the Company recorded grants receivable at the amount of $1,008,733 and $974,120, respectively, (see also Note 3 above). Accounts payable in the amount of $1,350,006 and $1,013,880 that was financed by long-term loans received during 2014 and 2013, respectively, is included in other long-term liabilities.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 8 - Notes Payable

Notes payable consisted of the following:

	Annual Interest	December 31,
	Rate	2013	2012
Promissory note to ICON Agent, LLC (1)	12.75%	20,100,000	14,100,000
Promissory note to CoBridge Telecom, LLC (2)	6.0%	141,833	373,244
Promissory note to Reach Broadband (3)	7.0%	168,941	327,357
Note to a finance company	3.99%	249,392	244,880
Others		89,180	89,180
		20,749,346	15,134,661

Less current portion		3,413,096	723,887

Long-term portion		17,336,250	14,410,774

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
DECEMBER 31, 2013 and 2012

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

The Company is required to maintain fixed charge coverage ratio of not less than 1.15 to 1.00 for the trailing four fiscal quarter period most recently ended if at any time cash was less than $3,000,000 as of the last day of any fiscal quarter. Pursuant to Amendment No. 3, senior leverage ratio should not exceed 2.25 to 1.00 from June 30, 2012 through March 31, 2013, 2.00 to 1.00 from June 30, 2013 through December 31, 2013, and 1.75 to 1.00 from March 31, 2014 and thereafter. As of December 31, 2013, the Company complied with the foregoing financial covenants.

The total outstanding amount of the loans as of December 31, 2013 is $20,100,000.

2.
On April 25, 2011, NTSC entered into an Asset Purchase Agreement with CoBridge Telecom, LLC, (“CoBridge”), pursuant to which CoBridge agreed to sell NTSC all of CoBridge’s assets in and around the communities of Colorado City, Levelland, Littlefield, Morton, and Slaton Texas pursuant to the terms of that agreement. As part of the agreement, a note for $1,010,101 was issued on July 1, 2011 at an interest rate of 6% per annum and is payable in 36 equal monthly installments of $20,626.The total outstanding amount of the note as of December 31, 2013 was $141,833.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 8 - Notes Payable (Cont.)

3.
On September 16, 2011, NTSC entered into an Asset Purchase Agreement  with RB3, LLC, and Arklaoktex, LLC, each doing business as Reach Broadband (“Reach”), pursuant to which Reach agreed to sell NTSC all of Reach’s assets in and around the communities of Abernathy, Anton, Brownfield, Hale Center, Idalou, Levelland, Littlefield, Meadow, New Deal, O’Donnell, Olton, Reese, Ropesville, Shallowater, Smyer, Tahoka, and Wollforth Texas pursuant to the terms of that agreement. As part of the agreement, a note for $475,093 was issued on December 1, 2011 at an interest rate of 7% per annum and is payable in 36 equal monthly installments of $14,693. The total outstanding amount of the note as of December 31, 2013 was $168,941.

The notes payable mature as follows:

Year
2014	$3,413,096
2015	3,015,000
2016	3,015,000
2017	11,306,250
$20,749,346

Note 9 - Bonds Payable

A.	Issuance of Bonds

On December 13, 2007, the Company issued a total of NIS 100,382,100 (approximately $25,562,032, based on the exchange rate as of December 13, 2007) unsecured Series A Bonds (the “Bonds”) to Israeli institutional investors. The principal of the Bonds is repaid in 8 equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). On November 11, 2008 (the “Date of Listing”), the Bonds commenced trading on the TASE. From the date of issuance until the Date of Listing, the Bonds accrued annual interest at a rate of 9%. As of the Date of Listing, the interest rate for the unpaid balance of the Bonds was reduced by 1% to an annual interest rate of 8%. The interest on the Bonds is paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Bonds are linked to the Israeli Consumer Price Index (“CPI”). The known CPI at December 31, 2013 was 119.9.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 9- Bonds Payable (Cont.)

The components of the bonds payable are as follows:

	December 31,
	2013	2012

Outstanding balance (in NIS)	25,095,525	37,643,288
Accrued interest (in NIS)	165,012	247,518
Increase in debt due to CPI adjustments (in NIS)	4,576,883	6,026,770
Unearned gain due to hedging (in NIS)	-	(120,389)
Total outstanding debt (in NIS)	29,837,420	43,797,187

Exchange rate for year end	3.471	3.733

Total outstanding debt (USD)	$8,596,203	$11,732,437
Debt discount related to warrants	(237,639)	(359,307
Bonds held by subsidiary	(633,005)	(719,402)
Total outstanding debt	7,725,559	10,653,728

Less current portion	4,197,510	3,627,205

Long-term portion	$3,528,049	$7,026,523

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
DECEMBER 31, 2013 and 2012

Note 9- Bonds Payable (Cont.)

The Company attributed the composition of the proceeds from the Bonds offering as follows:

Bonds Series A	$24,588,726
Stock Purchase Warrants (1)	973,306
Total	$25,562,032

(1)	Presented as part of Additional Paid-in Capital.

The resulting debt discount and bonds issuance costs are being amortized into interest expense over the life of the Bonds.

On November 5, 2013, Midroog Limited, an Israeli rating company which is a subsidiary of Moody’s Investor Services (“Midroog”) filed with the TASE an annual monitoring report, reaffirming the Ba1 rating of the Series A Bonds, however, Midroog’s rating committee decided on a developing outlook on the rating of the Series A Bonds in light of the Company’s pending merger agreement with Tower Three as described in Note 21 below.

B.	Aggregate maturities are as follows:

2014	$4,150,721
2015	3,528,049
7,678,770
Accrued interest	46,789

$7,725,559

During 2013, principal and interest payments (including CPI adjustments) on the Bonds were $3,430,764 and $983,650, respectively. During 2012, principal and interest payments on the Bonds were $3,780,722 and $1,122,504, respectively.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 10 - Capital Lease Obligations

The Company is the lessee of switching and other telecom equipment and motor vehicles under capital leases expiring on various dates from 2014 through 2018. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized (or depreciated) over the lower of their related lease terms or their estimated productive lives.

Future minimum lease payments under capital leases as of December 31, 2013 are:

2014	$261,894
2015	158,645
2016	133,967
2017	108,145
2018	84,176

Total	$746,827

Total minimum lease payments	$810,459

Less: amount representing interest at average rate of 8.5%	(63,632)

Present value of net minimum lease payment	$746,827

At December 31, 2013 and 2012, fixed assets held under capital leases had a cost of $1,426,331 and $1,385,174, respectively, and accumulated depreciation of $477,071 and $529,154, respectively.

Note 11 - Employee Benefit Plan

The Company maintains an employee's savings and retirement plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees who have completed six months of service become eligible to participate in the semi-annual plan that is nearest to their entry dates. The Company's contribution to the plan, as determined by the Board of Directors, is discretionary and is limited to a portion of the employee's contribution. The Company contributed $49,355 and $60,016 during the years ended December 31, 2013 and 2012, respectively.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 12 - Income Taxes

The benefit from income taxes is based on loss before income taxes reported for financial statement purposes. The loss before income taxes for the year 2013 and 2012 was $2,916,313 and $933,363 respectively.

The income tax benefit was as follows:

	December 31,
	2013	2012
Current:
Federal	$-	$-
State	(171,868)	(295,744)
Deferred:
Federal	1,133,834	682,114
State	-	-

Total benefit	$961,966	$386,370

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

	December 31,
	2013	2012
Deferred Tax Liabilities:
Accelerated tax depreciation of fixed assets	$11,050,028	$10,075,757

Deferred Tax Assets:
Carry forward losses	9,357,105	7,291,609
Allowance for bad debts	537,432	378,665
Evaluation of bonds payable to the Israeli Consumer Price Index and exchange rate	462,176	566,305
Accrued vacation and severance pay	147,668	189,960
Expenses related to warrants and non qualified stock options	421,514	391,251

Net deferred taxes liabilities	$124,133	$1,257,967

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

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 12 - Income Taxes (Cont.)

The benefit from income taxes differs from the amount computed by applying the statutory income tax rates to loss before taxes as follows:

	December 31,
	2013	2012

Income tax benefit computed at statutory rate	$(839,017)	$(317,343)
State income taxes, net of Federal benefit	113,433	158,448
Difference between income reported for tax purposes and income for financial reporting purposes	(59,305)	(72,334)
Adjustment to deferred tax items	(177,077)	(155,141)

Benefit for income taxes	$(961,966)	$(386,370)

The Company has not recorded a liability as of December 31, 2013 and 2012 for uncertain tax positions as it does not believe there will be any differences between the tax positions taken by the Company and expected to be taken by the tax authorities. The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense (benefit) in the consolidated statement of operations. During the years ended December 31, 2013 and 2012, the Company did not recognize income tax expense related to interest and penalties.

It is reasonably possible that the unrecognized tax benefits could increase or decrease significantly during the next twelve months due to the resolution of certain U.S. and international tax uncertainties; however it is not possible to estimate the potential change at this time.

As of December 31, 2013, the Company had federal net operation loss, or NOL, carryforwards of approximately $27 million, which will begin to expire in 2024. The Company also has various state net operating loss carryforwards for income tax purposes of approximately $3.5 million, which will begin to expire in 2027.  The utilization of a portion of the Company’s NOLs and carryforwards is subject to annual limitations under Internal Revenue Code Section 382 (“382”).  Subsequent equity changes could limit the utilization of these NOLs and credit carryforwards including the proposed merger as noted in Note 22.  The Company had not undertaken a 382 study as of December 31, 2013.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  With respect to U.S. federal, state and local jurisdictions, the Company is no longer subject to income tax audits for years before 2009.

Note 13 – Fair Value Measurements

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

The fair value of our bonds payable is primarily determined by adjusting the principal and interest amounts payable by a published consumer price index and applicable NIS to USD currency exchange rate.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 13 – Fair Value Measurements (Cont.)

The following table describes, by level within the hierarchy, the fair value of our financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012:

	Level 1	Level 2	Level 3	Total
December 31, 2013
Bonds payable	$-	$7,725,559	$-	$7,725,559
December 31, 2012
Bonds payable	$-	$10,653,728	$-	$10,653,728

Note 14 - Contingent Liabilities and Commitments

The Company leases its facilities in the USA under operating lease agreements expiring on various dates through 2018. The minimum lease payments under non-cancelable operating leases are as follows:

Year ended December 31,

2014	$444,206
2015	262,496
2016	157,629
2017	26,837
2018	16,037
$907,205

Total operating lease and rent expenses for the years ended December 31, 2013 and 2012, were $2,170,973 and $2,641,848, respectively.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 15 - Capital Structure

1. Shares and Warrants

A.
The holders of the Company's shares of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The common stock has no pre-emptive or conversion rights or other subscription rights. There are no sinking fund provisions applicable to the common stock.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 15 - Capital Structure (Cont.)

B.
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

C.
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

D.
On May 8, 2013, the Company granted, under and subject to the Company's 2007 Stock Incentive Plan, to several of the Company’s directors and employee options to purchase 269,780 shares of common stock. The options are exercisable at $1.10 per share and expire five years from the date of grant. Commencing on June 8, 2013, 250,000 options vest in equal monthly installments of 10,000. The remaining 19,780 vest over a period of 4 years, 25% of the options after 12 months from the grant date and the remaining 75% of the options shall vest over the following 3 years in equal quarterly installments beginning 15 months from the grant date.

The following table presents warrant activity as of December 31, 2013 and changes during years then ended:

	Number of warrants	Weighted average exercise price

Warrants outstanding and exercisable at December 31, 2011	3,670,384	$1.67
Cancelled or expired	(2,270,384)	$1.87

Warrants outstanding and exercisable at December 31, 2012	1,400,000	$1.35
Cancelled or expired	-	$-

Warrants outstanding and exercisable at December 31, 2013	1,400,000	$1.35

The following table summarizes information about warrants vested and exercisable at December 31, 2013:

	Warrants vested and exercisable
Range price ($)	Number of warrants	Weighted average remaining contractual life (years)	Weighted average exercise price
$1.10	950,000	3.84	$1.10
$1.87	450,000	0.33	$1.87

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 15 - Capital Structure (Cont.)

2. Stock Option Plan

The Company has two stock option plans allowing the issuance of 13,500,000 shares. As of December 31, 2013, there were 4,663,887 shares available to be granted under these plans. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the valuation model are supported primarily by historical indicators and current market conditions. Volatility was calculated using the historical weekly close rate for a period of time equal to the expected term. The risk-free rate of return was determined by using the U.S. Treasury yield curve in effect at the time of grant. The expected term was calculated on an aggregated basis and estimated based on an analysis of options already exercised and any foreseeable trends or changes in recipients’ behavior. In determining the expected term, the Company considered the vesting period of the awards, the contractual term of the awards, historical average holding periods, stock price history, impacts from recent restructuring initiatives and the relative weight for each of these factors. The dividend yield was based on the latest dividend payments made on or announced by the date of the grant.

The following table summarizes the Company's weighted average assumptions used in the valuation of options for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012

Volatility	91.2%	62.25%
Risk-free interest rate	0.75%	0.70%
Dividend yield	0%	0%
Forfeiture rate	20%	20%
Expected life (years)	5	6.3

The Company's aggregate compensation cost for the years ended December 31, 2013 and 2012 totaled $391,372 and $283,435, respectively.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 15 - Capital Structure (Cont.)

The following table presents option activity under the Company's stock option plans as of December 31, 2013 and changes during years then ended:

	Number of options	Weighted average exercise price	Aggregate Intrinsic value

Options outstanding at December 31, 2011	9,344,856	$1.63	$-
Granted	944,680	$1.10
Exercised	-	$-
Cancelled or expired	(388,737)	$1.26

Options outstanding at December 31, 2012	9,900,799	$1.59	$-
Granted	269,780	$1.10
Exercised	(2,250,216)	$1.12
Cancelled or expired	(1,414,371)	$2.71

Options outstanding at December 31, 2013	6,505,992	$1.49	$4,987,900

Options vested and exercisable as of December 31, 2012	8,301,035	$1.68	$-

Options vested and exercisable as of December 31, 2013	5,800,956	$1.54	$4,375,086

Weighted average fair value of options granted in 2012		0.31

Weighted average fair value of options granted in 2013		0.77

On December 31, 2013 the Company’s stock price was $1.97, reflecting an intrinsic value at December 31, 2013 of $4,987,900. There was no aggregate intrinsic value at December 31, 2012 as the Company's stock price of $0.86 on December 31, 2012 was below the exercise price of the outstanding stock options. As of December 31, 2013, there was $78,752 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted average period of 0.88 years.

The following table summarizes information about options vested and exercisable at December 31, 2013:

	Options vested and exercisable
Range price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
$1.10-$1.50	5,066,956	2.87	$1.11
$3.15	200,000	0.25	$3.15
$5.00	534,000	1.16	$5.00

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 15 - Capital Structure (Cont.)

The following table summarizes information about options expected to vest after December 31, 2013:

	Options expected to vest
Range price ($)	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price
$1.10-$1.50	705,036	5.18	$1.10

Note 16 - Earnings Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31, 2013
	Net loss	Weighted Average Shares	Per share amounts

Basic EPS:
Net loss	$(1,954,347)	43,418,847	$(0.05)

Effect of dilutive securities:
Options and warrants (*)	-	-	-
Diluted EPS:
Net loss	$(1,954,347)	43,418,847	$(0.05)

	Year Ended December 31 , 2012
	Net loss	Weighted Average Shares	Per share amounts
Basic EPS:
Net loss	$(546,993)	41,186,596	$(0.01)

Effect of dilutive securities:
Options and warrants (*)	-	-	-
Diluted EPS:
Net loss	$(546,993)	41,186,596	$(0.01)

(*) As of December 31, 2013 and 2012 the Company did not have any dilutive securities.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 17 - Related Party Transactions

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

Note 18 - Economic Dependency and Credit Risk

Approximately 37.4% and 56.4% of the Company's purchases are from one supplier for the years ended December 31, 2013 and 2012, respectively.

The Company’s cash and cash equivalents are maintained with financial institutions located in the United States and Israel. Deposits in these institutions may exceed the amount of insurance provided on such deposits. The Company has not recognized any losses from credit risks during the periods presented and management does not believe that the Company is exposed to significant credit risk from its cash and cash equivalents.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 19 – Buy-back Plan

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

On July 4, 2012, NTSC, the Company’s wholly-owned subsidiary, purchased pursuant to the Plan, in a single transaction outside the TASE, NIS 1,339,310 in par value of Bonds at an aggregate purchase price of NIS 1,091,538 (approximately $314,474). On September 23, 2012, NTSC purchased pursuant to the Plan, in several transactions on the TASE, additional NIS 1,062,528 in par value of Bonds at an aggregate purchase price of NIS 838,228 (approximately $241,495). Pursuant to the indenture governing the Bonds, any Bonds purchased by a subsidiary of the Company (as opposed to Bonds repurchased by the Company itself) are not canceled or removed from trading on the TASE. The gain on the Bonds purchased by NTSC is $221,643.

The Plan expired on December 31, 2012.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 20- Legal Proceedings

1.	Class Actions Related to the Merger Agreement

Between October 23, 2013 and November 20, 2013, six complaints styled as class actions and relating to the Merger were filed in Nevada state court (Eighth Judicial District, Clark County) against us, our officers and directors, Tower Three, Holdings and Merger Sub. On December 20, 2013, plaintiffs filed a Consolidated Amended Class Action Complaint (the “Consolidated Amended Complaint”) alleging that the individual defendants breached their fiduciary duties of care, good faith, fair dealing, loyalty and full and candid disclosure in connection with the process surrounding the Merger and that Tower Three, Holdings and Merger Sub aided and abetted these alleged breaches of fiduciary duty. The Consolidated Amended Complaint seeks, among other things, preliminary and permanent injunctive relief against the Merger.

On February 19, 2014, the parties to the litigation entered into a memorandum of understanding (the “MOU”) reflecting an agreement in principle to resolve the claims asserted in the litigation (the “Settled Claims”). The MOU provides, among other things, that Plaintiffs will withdraw their motion for preliminary injunction and will not seek to enjoin consummation of the Merger or any transactions contemplated by the Merger Agreement and that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval. If the settlement is finally approved, the Settled Claims will be dismissed with prejudice. As part of the settlement, the defendants in the litigation deny all allegations of wrongdoing and deny that the disclosures in the Proxy Statement were inadequate, but NTS has agreed to provide certain supplemental disclosures. The settlement will not affect the timing of the Special Meeting of NTS stockholders or the Merger, or the amount of consideration to be paid in the Merger.

The defendants believe that no further disclosure is required under applicable laws; however, to avoid the risk of the litigation delaying or adversely affecting the Merger and to minimize the expense of defending such action, we have agreed, pursuant to the terms of the MOU, to make certain supplemental disclosures related to the Merger. We and the other named defendants have vigorously denied, and continue to vigorously to deny, that we have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts that were or could have been alleged in the litigation, and expressly maintain that, to the extent applicable, we diligently and scrupulously complied with their fiduciary and other legal duties and are providing these supplemental disclosures solely to seek to eliminate the burden and expense of further litigation, to put to rest claims relating to the Merger that have been or could have been asserted, and to avoid any possible delay to the closing of the Merger that might arise from further litigation.

2.	Eliezer Tzur et al. vs. 012 Telecom Ltd. et al.

On January 19, 2010, Eliezer Tzur et al. (the “Petitioners”) filed a request to approve a claim as a class action (the “Class Action Request”) against Xfone 018 Ltd. (“Xfone 018”), NTS’ former 69% Israel-based subsidiary, and four other Israeli telecom companies, all of which are entities unrelated to NTS (collectively with Xfone 018, the “Defendants”), in the Central District Court, Israel (the “Israeli Court”).  The Petitioners’ claim alleges that the Defendants have not fully fulfilled their alleged legal requirement to bear the cost of telephone calls by customers to the Defendants’ respective technical support centers. One of the Petitioners, Mr. Eli Sharvit (“Mr. Sharvit”), seeks damages from Xfone 018 for the cost such telephone calls allegedly made by him during the 5.5-year period preceding the filing of the Class Action Request, which he assessed at NIS 54.45 (approximately $15). The Class Action Request, to the extent it pertains to Xfone 018, states total damages of NIS 7,500,000 (approximately $2,099,076) which reflects the Petitioners’ estimation of damages caused to all customers that (pursuant to the Class Action Request) allegedly called Xfone 018’s technical support number during a certain period defined in the Class Action Request.

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

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 20- Legal Proceedings (Cont.)

In the response submitted by the Attorney General to the Court, the Attorney General stated that he leaves to the Court`s discretion to decide whether or not to approve the Amended Settlement Agreement. The Attorney General further noted that: (i) the first alternative for compensation (free call benefit) is dissatisfactory; (ii) per the second alternative for compensation (a donation of NIS 49,000), there is a significant gap between the damages assessed by the Examiner (NIS 98,000) and the sum of the donation; the Attorney General noted that the sum of the compensation should be reviewed based on the fact that, according to the Attorney General, the Petitioners have a good cause for their claim; (iii) in the event that the court will approve a compensation by way of donation (the second alternative), Xfone 018 should not be entitled to a claim for any tax credits in connection with the sum of the donation;  and (iv) the Attorneys Fee is disproportionate to the sum of the donation (NIS 49,000).

On May 14, 2010, we entered into an agreement (including any amendment and supplement thereto, the “Marathon Agreement”) with Marathon Telecom Ltd. for the sale of our majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Marathon Agreement, we are fully and exclusively liable for any and all amounts, payments or expenses incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Marathon Agreement provides that we shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, we shall bear only the cost of such services). Section 10 of the Marathon Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with us and with mutual assistance. It is agreed between us and Xfone 018 that subject to and upon the approval of the Settlement Agreement by the Israeli Court, we shall bear and/or pay: (i) the costs of the free call benefit or donation described above; (ii) the Reward; (iii) the Attorneys Fee; (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $21,204); and (v) any other related costs (such as publication expenses and the Examiner’s fees).

In the event the Amended Settlement Agreement is not approved by the Israeli Court, Xfone 018 intends to vigorously defend the Class Action Request.

The Company is subject to various legal matters in the normal course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 21 – UK Earnout Proceeds

On January 29, 2010, the Company entered into an agreement (the “Agreement”) with Abraham Keinan, a significant shareholder and Chairman of the Board of Xfone (“Keinan”), and AMIT K LTD, a company registered in England & Wales which is wholly owned and controlled by Keinan (“Buyer”), pursuant to which Keinan, through Buyer, agreed to purchase from the Company, and the Company agreed to sell, 100% of the entire issued share capital of Swiftnet Limited (“Swiftnet”), Auracall Limited, Equitalk.co.uk Limited, Story Telecom, Inc. and Story Telecom Limited (the “UK Subsidiaries”), which the Company owned (the “Transaction”).

Pursuant to the Agreement, the Company shall be entitled to an annual earn-out payment, commencing after the accumulative EBITDA of the UK Subsidiaries, over the years beginning on the consummation of the Transaction (the “Closing”), has reached an aggregate amount equal to the first payment and payable not later than March 31 of each successive year, calculated as follows: the product of (A) twenty percent (20%) and (B) the accumulative EBITDA of the UK Subsidiaries for the applicable year (the “Earn-Out Payments”). The aggregate Earn-Out Payments shall be equal to but shall not exceed $1,858,325 in the aggregate (the “Earn-Out Consideration”). In the event that Buyer and/or Keinan sell the UK Subsidiaries after the Closing and before the Earn-Out Consideration has been paid to the Company in full and therefore Buyer and/or Keinan cannot pay the Earn-Out Payments out of the accumulative EBITDA of the UK Subsidiaries, Buyer and/or Keinan shall immediately pay to the Company, upon the Company’s demand, in cash, $1,858,325, less any amounts previously paid to the Company as Earn-Out Consideration.  As of December 31, 2013, no amounts have been received toward the Earn-Out Consideration.

Note 22 – Merger Agreement

As reported in the Current Report on Form 8-K filed with the SEC on October 21, 2013, on October 20, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with T3 North Intermediate Holdings, LLC, a Nevada limited liability company (“Holdings”) and North Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidary of Holdings (“Merger Sub”).  Upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will become a wholly-owned subsidiary of Holdings through a merger of Merger Sub with and into the Company, with the Company as the surviving corporation (the “Merger”).  Holdings and Merger Sub are affiliates of Tower Three Partners LLC (“Tower Three”).  Consummation of the Merger is subject to a number of closing conditions, including, among other things, (i) the adoption and approval of the Merger Agreement by the requisite vote of the Company’s stockholders; (ii) receipt of certain third party consents; (iii) the absence of any law or order prohibiting the Merger; (iv)  the accuracy of the representations and warranties, subject to customary materiality qualifiers; and (v) the absence of a Material Adverse Effect (as defined in the Merger Agreement).  Consummation of the Merger  is not subject to a financing condition.

NTS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012
Note 22 – Merger Agreement (Cont.)

Simultaneously with the execution of the Merger Agreement, Guy Nissenson, the Company’s Chairman, President and Chief Executive Officer, entered into a Voting Agreement with Holdings and the Company (the “Voting Agreement”). Pursuant to the Voting Agreement, Mr. Nissenson has agreed, among other things, to vote the shares of the Company’s common stock held by him:

☐	in favor of the Merger Agreement proposal;

☐	against alternative transactions; and

☐	in favor of any action in furtherance of the transactions contemplated by the Merger Agreement.

The Voting Agreement generally prohibits Mr. Nissenson from transferring his shares of common stock prior to the consummation of the Merger. The Voting Agreement will automatically terminate upon the first to occur of (i) the consummation of the Merger, or (ii) the termination of the Merger Agreement in accordance with its terms.

In addition, the sole member of Holdings and Mr. Nissenson have entered into a Rollover Agreement (the “Rollover Agreement”), whereby Mr. Nissenson has committed to contribute, immediately prior to the effective time of the Merger, an aggregate of 1,390,871 shares of the Company’s common stock to the sole member of Holdings in exchange for equity interests of such entity. Mr. Nissenson’s commitments pursuant to such agreement are conditioned upon the satisfaction or waiver of the conditions to closing contained in the Merger Agreement and will take place immediately prior to the consummation of the Merger. In addition, it is expected that Mr. Nissenson will enter into an equityholders agreement that will, among other things, provide that Mr. Nissenson may serve on the board of directors of the sole member of Holdings for so long as he continues to own a specified amount of equity in such entity.

The parties to the Merger Agreement intend to complete the Merger in the second quarter of 2014. However, the Merger is subject to approvals and other conditions, and it is possible that factors outside the control of the parties could result in the Merger being completed at a later time, or not at all.

The Company and Tower Three have had discussions related to assistance with financing after the closing of the Merger Agreement, if necessary. While there is no formal or legal commitment from Tower Three to provide assistance, it is the Company's belief financing will be available after the closing of the Merger Agreement, if needed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Management’s Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer have concluded that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, to allow for timely decisions regarding required disclosure of material information required to be disclosed in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives and our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All incumbent directors stood for re-election at the 2013 annual meeting held on December 18, 2013. All were re-elected.

Directors and Executive Officers

The following table lists the current members of the Board and executive officers and their current positions with us as of March 1, 2014. Our Board elects our executive officers. Biographical information for each such person is provided below.

Name	Age	Director / Officer

Guy Nissenson	39	Director, President and Chief Executive Officer since our inception and Chairman of the Board since March 12, 2012. A non-voting member of our Nominating and Corporate Governance Committee.
Niv Krikov	42	Treasurer and Chief Financial Officer since August 13, 2007 and Principal Accounting Officer since May 9, 2007.
Shemer S. Schwarz*	39	Director since December 19, 2002 and a member of our Audit Committee and our Nominating and Corporate Governance Committee.
Arie Rosenfeld*	69	Director since January 16, 2009 and the Chairman of our Compensation Committee.
Timothy M. Farrar*	45	Director since December 27, 2010 and a member of our Compensation Committee.
Alan L. Bazaar*	43	Director since December 20, 2012 and the Chairman of our Audit Committee.
Don Carlos Bell III*	44	Director since December 20, 2012 and a member of our Audit Committee and Special Committee.
Andrew J. MacMillan*	65	Director since December 20, 2012 and the Chairman of our Nominating and Corporate Governance Committee.
Jeffrey E. Eberwein*	43	Director since December 20, 2012 and a member of our Compensation Committee and Nominating and Corporate Governance Committee and Chairman of our Special Committee
Richard K. Coleman, Jr.*	56	Director since December 20, 2012 and member of our Special Committee.
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

Mr. Niv Krikov has served as our Principal Accounting Officer since May 9, 2007, and on August 13, 2007 he was also appointed as our Treasurer and Chief Financial Officer. From December 27, 2010 until December 20, 2012, he served as a member of our Board. From March 2007 until August 2007, Mr. Krikov served as our Vice President Finance. Since August 15, 2009, Mr. Krikov has served as an Executive Vice President of NTS Communications and on April 1, 2012 he also became the Treasurer and Chief Financial Officer of NTS Communications. Since October 19, 2012 Mr. Krikov has served as Treasurer and Chief Financial Officer of Xfone USA. On July 29, 2010, Mr. Krikov became a member of the Board of Directors of NTS Communications and Xfone USA. Mr. Krikov also serves as a director and/or officer or in other equivalent capacities of certain subsidiaries of Xfone USA and NTS Communications. Prior to joining us, Mr. Krikov held diverse financial and accounting positions in various companies. Mr. Krikov was a Corporate Controller of Nur Macroprinter Ltd. from 2005 to 2007. Mr. Krikov served as a Controller and later Credit and Revenues Manager of Alvarion Ltd. (NASDAQ: ALVR) from 2002 to 2005. Prior to that, from 1997 to 2001, Mr. Krikov was an Auditor at the Israeli public accounting firm of Kost Forer Gabbay & Kasierer, an affiliate of Ernst & Young LLP. Mr. Krikov holds a Bachelor of Arts in Economics and Accounting from the Tel Aviv University and a Master of Arts in Law from the Faculty of Law at the Bar Ilan University in Israel. Mr. Krikov is a CPA in Israel.

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

Mr. Alan L. Bazaar has been a member of our Board since December 20, 2012 and since December 27, 2012 serves as the Chairman of our Audit Committee. Mr. Bazaar is a Partner and CEO of Hollow Brook Wealth Management LLC where he is responsible for investment research and portfolio management as well as firmwide operations. Mr. Bazaar also serves as a director of Wireless Telecom Group, Inc. (NYSE MKT: WTT). From 1999 until 2010, Mr. Bazaar was a Managing Director and Portfolio Manager at Richard L. Scott Investments, LLC where he co-managed the public equity portfolio and was responsible for all aspects of the investment decision-making process including all elements of due diligence. From 2004 until 2008, Mr. Bazaar served on the board of Media Sciences International, Inc. and during his tenure served at various times on its Audit Committee, Compensation Committee and Nominating and Governance Committee. Mr. Bazaar was formerly a director of Airco Industries, Inc., a privately held manufacturer of aerospace products and was with Arthur Andersen LLP in the Assurance and Financial Buyer's Practices group and in their Business Fraud and Investigation Services Unit. Mr. Bazaar received an undergraduate degree in History from Bucknell University and a Master of Business Administration from the Stern School of Business at New York University. Mr. Bazaar is also a Certified Public Accountant. Mr. Bazaar’s financial and accounting expertise qualify him to serve as a director.

Mr. Don Carlos Bell III has been a member of our Board since December 20, 2012 and since December 27, 2012 serves as a member of our Audit Committee. In addition, since August 6, 2013, Mr. Bell serves as a member of our Special Committee established in connection with the merger. Mr. Bell is a telecom and technology entrepreneur and investor. Since 2011, Mr. Bell has been a private investor. From 2007 until 2011, Mr. Bell served as the President/CEO and owner of Tidal Research, an Internet advertising company he founded and subsequently sold. During the ten years prior to launching Tidal Research, Mr. Bell was a senior executive with two portfolio companies of Goldman Sachs Capital Partners (IPC Systems and Clearwire), and a member of the Investment Banking Division of Goldman Sachs Group. At IPC Systems, a telecom products and services company serving clients in 40 countries, Mr. Bell served as Senior Vice President of Marketing and Corporate Development and as head of worldwide product development. At Clearwire, a wireless broadband services provider, Mr. Bell served as Vice President and led the company’s business development and product development functions prior to the sale of the company from Goldman Sachs Capital Partners to Craig McCaw. Mr. Bell holds a BA in Classics from St. John’s College and a Master of Business Administration in Finance from the Wharton School, University of Pennsylvania. Mr. Bell’s investment banking experience together with his experience serving in senior executive positions in Goldman Sachs portfolio companies in the telecom field as well as his experience as a technology entrepreneur and investor qualify him to serve as a director.

Mr. Andrew J. MacMillan has been a member of our Board since December 20, 2012 and since December 27, 2012 serves as the Chairman of our Nominating and Corporate Governance Committee. Mr. MacMillan is a corporate communications professional with 20 years of corporate communications experience in the global securities industry, plus 18 years of direct investment banking and related experience. Since 2010, Mr. MacMillan serves as an independent management consultant providing marketing and communications advisory to clients. Prior to that from 2007 until 2010 Mr. MacMillan served as Director, Global Communications & Marketing of AXA Rosenberg, a leading equity asset management firm. Prior to that Mr. MacMillan served in a variety of corporate communication roles including Senior Vice President of Corporate Communications & Government Affairs at Ameriprise Financial, Head of Corporate Communications (Americas) at Barclays Capital, Senior Vice President of Corporate Communications of The Nasdaq Stock Market and Director of Corporate Communications at Credit Suisse First Boston. Mr. MacMillan previously served as an investment banker, acquisition officer, and consultant directly involved with capital raising, acquisitions, and financial feasibility studies. Mr. MacMillan holds a BS in Industrial Engineering from the University of Iowa and a Masters in Business Administration from Harvard. Mr. MacMillan’s corporate communications and investment banking expertise qualify him to serve as a director.

Mr. Jeffrey E. Eberwein has been a member of our Board since December 20, 2012 and since December 27, 2012 serves as a member of our Compensation Committee and Nominating and Corporate Governance Committee. In addition, since August 6, 2013, Mr. Eberwein serves as a member (and as Chairman since September 17, 2013) of our Special Committee established in connection with the Merger. Mr. Eberwein is the founder and chief executive officer of Lone Star Value Management, LLC, an investment firm. Prior to founding Lone Star in January 2013, Mr. Eberwein was a private investor from January 2012 to January 2013. He was a portfolio manager at Soros Fund Management from January 2009 to December 2011 and Viking Global Investors from March 2005 to September 2008. Mr. Eberwein is Chairman of the Board of Digirad Corporation, Crossroads Systems, Inc., and Aetrium, Inc. Mr. Eberwein is a director at On-Track Innovations, Ltd. and he served on the board of The Goldfield Corporation from May 2012 to May 2013, all five of which are public companies. Mr. Eberwein is also the treasurer and serves on the executive committee of the Board of Hope for New York, a 501(c)(3) organization dedicated to serving the poor in New York City. Mr. Eberwein earned an MBA from The Wharton School, University of Pennsylvania and a BBA with high honors from The University of Texas at Austin. Mr. Eberwein’s valuable public company and financial expertise, gained from both his employment history and directorships qualify him to serve as a director.

Mr. Richard K. Coleman, Jr. has been a member of our Board since December 20, 2012. In addition, since August 6, 2013, Mr. Coleman serves as a member of our Special Committee established in connection with the Merger. Mr. Coleman is a private investor and technological advisor. Since 1998 Mr., Coleman has been the founder and President of Rocky Mountain Venture Services (RMVS) assisting multiple technology companies to plan and launch new business ventures and restructuring initiatives. Mr. Coleman currently serves as CEO & President of Crossroads Systems, Inc. (Nasdaq: CRDS) and is a director on the boards of Aetrium, Inc. (Nasdaq: ATRM), On Track Innovations, Inc. (Nasdaq: OTIV), and Crossroads Systems, Inc. Mr. Coleman served in a variety of senior operational roles including CEO of Vroom Technologies, COO of Metronet Communications, and President of US West Long Distance. He also held significant officer level positions with Frontier Communications, Centex Telemanagement, and Sprint Communications. Mr. Coleman served on a number of private, public, and non-profit boards including Colorado’s Internet and Telecommunications Alliance, ZenAstra Photonics and NxGen Networks, Inc. Mr. Coleman is a graduate of the USAF Academy and the USAF Communications Systems Officer School and also holds a Masters in Business Administration from Golden Gate University. Mr. Coleman's operational telecom experience and expertise qualify him to serve as a director.

Significant Employees

Mr. Brad Worthington 48 years of age, is Executive Vice President and Chief Operating Officer of NTS Communications. Mr. Worthington had been a member of the board of directors of NTS Communications from 1994 through 2008, and its President and Chief Executive Officer from 2009 through 2012. Excluding the period from 2009 through 2012 when he served as Chief Executive Officer, Mr. Worthington has served as Executive Vice President and Chief Operating Officer from 2000 until the present. From 1990 until 2000, Mr. Worthington served as General Counsel for NTS and its affiliates. Mr. Worthington received his B.S. Ed. From Texas State University in 1987 and his J.D. from Texas Tech University School of Law in 1990. He is licensed to practice law in the State of Texas. Mr. Worthington is a member of the State Bar of Texas, the American Bar Association, and the Lubbock County Bar Association. He is admitted to practice in the Federal District Court for the Northern District of Texas. During his tenure as General Counsel, Mr. Worthington was responsible for advising senior staff on various legal and regulatory issues, negotiation, preparation and review of contracts, merger and acquisition activities, and general business development.

Mr. Tal Sheynfeld 33 years of age, is Executive Vice President - Business Development of NTS Communications. Mr. Sheynfeld joined NTS Communications in 2012. From September 2005 until February 2012, Mr. Sheynfeld served in various capacities with ICON Investments including most recently as a Director. At ICON Investments Mr. Sheynfeld was responsible for sourcing, analyzing, and managing portfolio investments. Through the tenure at ICON Investments Mr. Sheynfeld worked with various telecommunications, precious metals, flexible packaging, and other manufacturing companies. Mr. Sheynfeld received a Bachelor of Science Degree in Finance from Adelphi University.

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

During the fiscal year ended December 31, 2013, the Audit Committee held 7 meetings. All incumbent directors serving on the Audit Committee attended, either in person or via telephone, at least 75% of all meetings of the Audit Committee that were held in the fiscal year ended December 31, 2013, except for Mr. Shemer Schwarz.

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

Stockholders may recommend director candidates by submitting the recommendation in writing by letter to NTS, Inc., Attention: Corporate Secretary, at our offices at 1220 Broadway, Lubbock, Texas 79401, Fax: (806)-788-3398 / Email: info@ntscominc.com. Such written letter must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, information regarding any relationships between us and the candidate within the last 3 years, and a written indication by the recommended candidate of her/his willingness to serve. Such recommendations must also include a statement from the recommending shareholder in support of the candidate, particularly within the context of the criteria for Board membership, as described in the charter, including issues of character, integrity, judgment, diversity of experience, independence, area(s) of expertise, corporate experience, length of service, potential conflict(s) of interest and other commitments, and personal references.

During the fiscal year ended December 31, 2013, the Nominating Committee held 2 meetings. All incumbent directors serving on the Nominating and Corporate Governance Committee attended the meeting.

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

The Compensation Committee was created to assist the Board in the discharge of its responsibilities with respect to the compensation of our directors and executive officers. The Compensation Committee reviews and recommends to the Board the corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other executive officers as well appropriate compensation programs for members of the Board, reviews and recommends to the Board employment agreements and other significant transactions with executive officers and assesses our compensation policies applicable to executive officers and directors. The Compensation Committee has full authority to hire independent compensation consultants and other advisors to assist in the design, formulation, analysis and implementation of compensation programs for our executive officers. The Compensation Committee did not engage compensation consultants during the fiscal year ended December 31, 2013.

The Compensation Committee is governed by a charter which was originally adopted by the Board on December 30, 2007 and most recently amended on January 17, 2013. A copy of the charter of the Compensation Committee (as amended) is available on our website, at www.ntscom.com.

During the fiscal year ended December 31, 2013, the Compensation Committee held 3 meetings. All incumbent directors serving on the Compensation Committee attended the meetings.

Special Committee

On August 6, 2013, our Board established a special committee, consisting of three independent directors, Messrs. Eberwein, Bell III and Coleman Jr. to evaluate the potential strategic transaction with Tower Three and any other strategic alternatives available to us.

The special committee was authorized, among other things, to (i) explore and evaluate the proposed transaction with Holdings, (ii) review, and hold meetings and discussions regarding alternate proposals for business combinations or other strategic transactions involving us and evaluate potential counterparties, (iii) make recommendations to the board regarding the foregoing, and (iv) retain, at our expense, such financial, legal and other advisors and/or seek fairness or other professional opinions as it deemed appropriate.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding 10% or more of our common stock must report on their ownership of the common stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2013, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

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

The Code was previously filed on a Current Report on Form 8-K which we filed with the Commission on August 15, 2006, and is also available on our website at www.ntscom.com. A copy of the Code will be provided at no cost upon written request to: NTS, Inc., 1220 Broadway, Lubbock, TX 79401 USA.

Whistleblower Policy

Our Board adopted a whistleblower policy (the “Whistleblower Policy”) effective as of August 15, 2006 and amended on May 9, 2007. The Whistleblower Policy establishes procedures for employees, stockholders, or other interested parties of the Company to submit accounting, audit, legal or regulatory concerns. The Whistleblower Policy provides for submission of such concerns to the Audit Committee or designated members of management who will forward the concern to the Audit Committee. After consulting with management of the Company, the Audit Committee will then determine whether to investigate the concerns and forward that determination to the Chief Executive Officer and management of the Company. The Whistleblower Policy stipulates that the Audit Committee and management may not discriminate or retaliate against an individual who submits such concerns. The Whistleblower Policy is available on our website at www.ntscom.com. A copy of the Whistleblower Policy will be provided at no cost upon written request to: NTS, Inc., 1220 Broadway, Lubbock, TX 79401USA.

Insider Trading Policy

Our Board adopted an insider trading policy (the “Insider Trading Policy”) effective as of January 26, 2011. The Insider Trading Policy establishes guidelines and procedures for the trading of Company securities by officers, directors, employees and consultants (“Insiders”). Among others, the Insider Trading Policy establishes prohibitions on insider trading, tipping, short term trading and short sales; provides for quarterly black-out restrictions on trading and guidelines for establishment of Rule 10b5-1 trading plans. The Insider Trading Policy encourages Insiders who wish to trade in Company securities to consult with the General Counsel of the Company prior to trading. The Insider Trading Policy is available on our website at www.ntscom.com. A copy of the Insider Trading Policy will be provided at no cost upon written request to: NTS, Inc., 1220 Broadway, Lubbock, TX 79401USA.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation earned during fiscal 2013 and 2012 by our named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Guy Nissenson ,
Chairman of the
Board,
President,
and CEO	2013	571,725	(1)	-	-	-	-	-	14,884	(2)	586,609
	2012	415,083	(1)	-	-			-	85,500	(2)	500,583

Niv Krikov,
Treasurer, CFO
and Principal
Accounting
Officer	2013	241,983	(3)	-	-		-	-	-		241,983
	2012	196,822	(3)	-	-		-	-	-		196,822
___________________

(1)
On June 30, 2010, we and Mr. Nissenson entered into an employment agreement (the “2010 Employment Agreement”) pursuant to which Mr. Nissenson was employed by us as its President and CEO, effective as of April 1, 2010. Pursuant to the 2010 Employment Agreement, Mr. Nissenson was paid an annual gross salary of $78,000 in equal monthly payments of $6,500 each. The 2010 Employment Agreement was terminated and replaced on April 1, 2012, as more fully described in Section A under the Section captioned "Certain Relationships and Related Transactions".

(2)
In 2007, we entered into a consulting agreement with Mr. Nissenson (as amended in 2010 by the First Amendment, the “Nissenson Consulting Agreement”). In consideration of the performance of the services pursuant to the Nissenson Consulting Agreement, effective as of April 1, 2010, NTS agreed to pay Mr. Nissenson a fee of $28,500 per month. In 2012 Mr. Nissenson was paid fees in the aggregate amount of $85,500. Under the Nissenson Consulting Agreement, we acknowledged that in order to render the services pursuant to the Nissenson Consulting Agreement, Mr. Nissenson may be required to travel frequently around the world. Therefore, in order to enable Mr. Nissenson to have a normal family life we agreed to bear certain expenses which are related to Mr. Nissenson's spouse and children. In 2013 and 2012 we incurred airfare expenses for the travels of Mr. Nissenson’s wife and children in amounts of $14,884 and less than $10,000, respectively. The Nissenson Consulting Agreement was terminated and replaced on April 1, 2012, as more fully described in Section A under the Section captioned "Certain Relationships and Related Transactions".

(3)	Mr. Krikov's employment agreement is described below.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table sets forth certain information concerning option awards and stock awards held by NTS’ named executive officers as of December 31, 2013. NTS’ named executive officers did not hold any stock awards as of December 31, 2013.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)

Guy Nissenson	1,500,000	(1)	–		–	1.10	February 15, 2015	–	–	–	–
	1,642,379	(2)				1.10	November 2, 2016

Niv Krikov	160,000	(3)	25,000	(3)	–	1.10	February 15, 2017	–	–	–	–
	366,761	(4)	24,451	(4)		1.10	November 2, 2018

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

(3)
On February 15, 2010, Mr. Krikov was granted, under and subject to our 2007 Plan, options to purchase 400,000 shares of our common stock, exercisable at $1.10 per share and expiring 7 years from the grant date. 25% of the options vested 12 months from the date of grant. The remaining 75% of the options shall vest over 4 years in equal quarterly installments beginning 15 months from the date of grant. In the event of termination of Mr. Krikov’s employment by us without cause, termination by Mr. Krikov for good reason or termination by Mr. Krikov within 30 days from an event of change of control, all his outstanding unvested options shall immediately and fully vest, which options shall remain outstanding for 1 year from the date of termination. On November 25, 2013 Mr. Krikov exercised 215,000 options.

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

Employment Agreements; Termination of Employment and Change-in-Control Arrangements

Executive Officers

Guy Nissenson
The employment arrangements of Mr. Guy Nissenson, our Chairman of the Board, President, and Chief Executive Officer are described below in detail under the Section captioned "Certain Relationships and Related Transactions".

Niv Krikov
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

On July 1, 2009, NTSC entered into an employment agreement with Mr. Krikov. The employment agreement was subsequently renewed and amended by NTSC, NTS and Mr. Krikov on December 17, 2012.

Mr. Krikov’s term of employment is indefinite subject to certain termination provisions. Mr. Krikov is entitled to an annual salary of $110,800, which was increased from $90,800 in January 2013, a per diem allowance at a monthly rate of $4,100 and is eligible to participate in and receive benefits under the applicable NTSC benefit plans for similarly situated employees. In addition, we may consider the grant of an annual success bonus in its discretion. Additionally, NTSC has agreed to bear expenses for housing and a motor vehicle for Mr. Krikov and his family, including all expenses associated therewith, as well as travel expenses and medical and life insurance coverage.

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

In connection with the consummation of our Rights Offering on November 2, 2011, Mr. Krikov was granted, under and subject to NTS’ 2007 Plan, options to purchase 391,212 shares of our common stock, exercisable at $1.10 per share and expiring 7 years from the grant date. 37.5% of the options vested on the date of grant. The remaining 62.5% of the options shall vest in equal installments over a period of 10 quarters beginning with the first quarterly installment on November 14, 2011.

Director Compensation for 2013

Compensation for Board Services and Reimbursement of Expenses

We compensate our independent directors who serve on our board of directors or any committees thereof for participation at meetings of the board and committees, pursuant to the following schedule: (a) $1,000 (plus VAT, if applicable) per calendar month, for up to two meetings per calendar month; plus (b) $250 for each additional meeting of the board or committee at which such independent director is physically present; plus (c) $100 for each additional meeting of the board or committee at which such independent director participates via telephone or video conference. Each director shall receive $1,000 per month payable on a quarterly basis, and a reconciliation shall be made at the end of each quarter to determine the additional amounts due to each director pursuant to clauses (b) and (c) above; provided, however, that (1) if fewer than two meetings are held during any one calendar month, the balance of such meetings will be carried forward as a credit for succeeding months against payments under clauses (b) and (c) (the “Credit”); and (2) the Credit shall be reset to zero at the beginning of each fiscal year. For example, if one meeting is held in January, two meetings are held in February, and three meetings are held in March, the independent directors will not receive any additional payments under clauses (b) and/or (c); however if one meeting is held in January, two meetings are held in February, and four meetings are held in March, the independent directors will receive one additional payment under clauses (b) and/or (c), as applicable.

Compensation for services on Special Committee

In connection with evaluation of the potential strategic transaction with Tower Three, our Board formed a special committee, consisting of three independent directors: Messrs. Jeffrey E. Eberwein, Don Carlos Bell III and Richard K. Coleman Jr. The Board deemed it to be in the best interest of the Company that each member of the Special Committee be paid a flat fee of $15,000, over and above the regular compensation which we pays our directors.

The following table reflects all compensation awarded to or earned by our directors for the fiscal year ended December 31, 2013.

Name	Fees Earned ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Guy Nissenson (1)	-	-	-	-	-	-	-
Shemer S. Schwarz (2)	12,000	-	-	-	-		12,000
Arie Rosenfeld (3)	12,000	-	-	-	-	-	12,000
Timothy M. Farrar (4)	12,000	-	-	-	-	-	12,000
Alan L. Bazaar (5)	12,000	-	38,380	-	-	-	50,380
Don Carlos Bell III (6)	27,100	-	38,380	-	-	-	65,480
Andrew J. MacMillan (7)	12,000	-	38,380	-	-	-	50,380
Jeffrey E. Eberwein (8)	27,000	-	38,380	-	-	-	65,380
Richard K. Coleman Jr. (9)	27,000	-	38,380	-	-	-	65,380
___________________

(1)
We do not compensate directors who are also employed by it for their services on the board. Accordingly, Mr. Nissenson did not receive any compensation for his services on the board during the fiscal year ended December 31, 2013.

(2)
As of December 31, 2013, Mr. Schwarz held: (i) 90,000 options, fully vested, at an exercise price of $1.22 per share and with expiration date of September 20, 2015; and (ii) 76,581 options, fully vested, at an exercise price of $1.10 per share and with an expiration date of November 2, 2018.

(3)
As of December 31, 2013, Mr. Rosenfeld held: (i) 90,000 options, fully vested, at an exercise price of $1.22 per share and with expiration date of September 20, 2015; and (ii) 76,581 options, fully vested, at an exercise price of $1.10 per share and with an expiration date of November 2, 2018.

(4)
As of December 31, 2013, Mr. Farrar held: (i) 90,000 options, fully vested, at an exercise price of $1.22 per share and with expiration date of December 15, 2016; and (ii) 76,581 options, fully vested, at an exercise price of $1.10 per share and with an expiration date of December 15, 2018.

(5)	As of December 31, 2013, Mr. Bazaar held 50,000 options, fully vested, at an exercise price of $1.10 per share and with an expiration date of May 8, 2018.

(6)	As of December 31, 2013, Mr. Bell held 50,000 options, fully vested, at an exercise price of $1.10 per share and with an expiration date of May 8, 2018.

(7)	As of December 31, 2013, Mr. MacMillan held 50,000 options, fully vested, at an exercise price of $1.10 per share and with an expiration date of May 8, 2018.

(8)	As of December 31, 2013, Mr. Eberwein held 50,000 options, fully vested, at an exercise price of $1.10 per share and with an expiration date of May 8, 2018.

(9)	As of December 31, 2013, Mr. Coleman held 50,000 options, fully vested, at an exercise price of $1.10 per share and with an expiration date of May 8, 2018.

Assumptions for the valuation of the grants are disclosed in Note 15.2 of Item 8.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 1, 2014, certain information with respect to the beneficial ownership of our common stock by each stockholder known to us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information filed with the SEC and/or furnished to us by each person, using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose or to direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The following table assumes, based on our stock records, that there are 43,452,272 shares issued and outstanding as of March 1, 2014.

Name, Title & Address of Beneficial Owner	Amount of Beneficial Ownership (Common Stock)	Nature of Ownership	Percent of Class

Guy Nissenson (1)(2) Chairman of the Board, President and Chief Executive Officer 4711 106th Street Lubbock, Texas, 79424 United States	6,575,244	Direct/Indirect	14.1%
Niv Krikov (3) Treasurer, Chief Financial Officer and Principal Accounting Officer 7908 Vicksburg Ave. Lubbock, TX 79424 United States	576,212	Direct	1.3%
Shemer S. Schwarz (4) Director 43 Vitkin St. Ramat Hasharon Israel	242,143	Direct	*
Arie Rosenfeld (5) Director 9, Clos de Wagram 1180 Brussels Belgium	166,581	Direct	*
Timothy M. Farrar (6) Director 572 South Oak Park Way, Redwood City, CA 94062 United States	166,581	Direct	*
Alan L. Bazaar (7) Director 9 Bedford Road Katonah, NY 10536 United States	5,117,514	Direct/Indirect	11.8%
Don Bell III (8) Director 3713 Southwestern Boulevard Dallas, TX 75225 United States	50,000	Direct	*
Andrew MacMillan (9) Director 130 Colonial Parkway, Apt 2K Yonkers, NY 10710 United States	50,000	Direct	*
Jeffrey E. Eberwein (10) Director Lone Star Value Management, LLC 53 Forest Avenue Old Greenwich, CT 06870United States	2,861,960	Indirect	6.6%
Richard K Coleman, Jr. (11) Director 43 Glenmoor Drive Cherry Hills Village, CO 80113 United States	75,000	Direct	*
Hollow Brook Wealth Management LLC (12) 410 Park Avenue - 17th Floor, New York, NY 10022 United States	5,011,966	Direct/Indirect	11.5%
Richard L. Scott (13) 568 9th Street S., Suite 276, Naples, FL 34102 United States	5,011,966	Indirect	11.5%
Burlingame Asset Management, LLC and Blair E. Sanford (14) One Montgomery Street, 33rd Floor San Francisco, CA 94104 United States	8,850,436	Indirect	19.9%
AQR Capital Management, LLC (15) Two Greenwich Plaza, 3rd Floor Greenwich, CT 06830 United States	2,484,652	Indirect	5.7%
Current Directors and Executive Officers as a Group (10 persons)	15,881,235	Direct/Indirect	33.2%
___________________
* Less than one percent

(1)
Mr. Guy Nissenson holds 3,222,165 shares of our common stock and has direct beneficial ownership of 3,142,379 shares of our common stock issuable upon the exercise of options. In addition, certain stockholders provided Mr. Nissenson with irrevocable proxies representing a total of 50,000 shares of our common stock. Mr. Nissenson is deemed to be a beneficial owner of the foregoing 50,000 shares of our common stock.

(2)
On July 29, 2010, Mr. Abraham Keinan (our former Chairman of the Board of Directors and former significant shareholder) appointed Mr. Nissenson to act as Mr. Keinan’s proxy in respect of all shares of OUR common stock that Mr. Keinan owns or holds, now or in the future, directly and/or indirectly, or over which Mr. Keinan has proxy authority (the “Keinan Proxy”). The Keinan Proxy is irrevocable, and subject to NRS 78.355, will remain in effect for as long as Mr. Nissenson is the record or beneficial holder of 100,000 or more shares of NTS common stock or is a director or an executive officer of the Company. Considering the Keinan Proxy, Mr. Nissenson is deemed to be a beneficial owner of 160,700 shares of our common stock which are owned by Mr. Keinan.

(3)	Mr. Niv Krikov has direct beneficial ownership of 576,212 shares of our common stock issuable upon the exercise of options.

(4)	Mr. Shemer S. Schwarz holds 75,562 shares of our common stock and has direct beneficial ownership of 166,581 shares issuable upon the exercise of options.

(5)	Mr. Arie Rosenfeld has direct beneficial ownership of 166,581 shares of our common stock issuable upon the exercise of options.

(6)	Mr. Timothy M. Farrar has direct beneficial ownership of 166,581 shares of our common stock issuable upon the exercise of options.

(7)
Mr. Bazaar has sole voting and dispositive power over 55,548 shares of our common stock and has direct beneficial ownership of 50,000 shares issuable upon the exercise of options. In addition, Mr. Bazaar has shared voting and dispositive power over 5,011,966 shares of our common stock as Chief Executive Officer of Hollow Brook Wealth Management LLC (“HBWM”) which acts as trustee of a blind trust for the benefit of Mr. Richard L. Scott (the “Scott Blind Trust”), investment adviser of a family partnership controlled by Richard L. Scott’s spouse (the “Scott Family Partnership”) and a revocable trust for the benefit of Mr. Scott’s spouse (the “Scott Revocable Trust”). The Scott Blind Trust, Scott Family Partnership and Scott Revocable Trust (together, the “Scott Trusts”) collectively own 5,011,966 shares of our common stock. Mr. Bazaar disclaims beneficial ownership of all securities held by the Scott Trusts.

(8)	Mr. Don Bell has direct beneficial ownership of 50,000 shares of our common stock issuable upon the exercise of options.

(9)	Mr. Andrew MacMillan has direct beneficial ownership of 50,000 shares of our common stock issuable upon the exercise of options.

(10)
The following information is based in part on Schedule 13D/A filed with the SEC on October 28, 2013 with the SEC by Lone Star Value Investors, LP (“Lone Star Value Investors”), Lone Star Value Investors GP, LLC (“Lone Star Value GP”) Lone Star Value Management, LLC (“Lone Star Value Management”) and Mr. Jeffrey Eberwein. Lone Star Value Investors directly owns 2,811,960 shares of our common stock. Lone Star Value GP is the general partner of Lone Star Value Investors and Lone Star Value Management is the investment manager of Lone Star Value Investors. Mr. Eberwein is the manager of Lone Star Value GP and the sole member of Lone Star Value Management. By virtue of their respective positions, each of Lone Star Value GP, Lone Star Value Management and Mr. Eberwein may be deemed to have beneficial ownership of the securities held by Lone Star Value Investors. In addition, Mr. Eberwein directly owns 50,000 shares issuable upon the exercise of options.

(11)	Mr. Richard Coleman holds 25,000 shares of our common stock and has direct beneficial ownership of 50,000 shares issuable upon the exercise of options.

(12)	The following information is based in part on Schedule 13D filed with the SEC on February 14, 2013 by HBWM, E. Wayne Nordberg, Phillip E. Richter and Mr. Bazaar: HBWM has shared voting and dispositive power over 5,011,966 shares of our common stock collectively owned by the Scott Trusts. Mr. Nordberg as Chairman and Chief Investment Officer of HBWM which acts as trustee of the Scott Blind Trust, investment adviser of the Scott Family Partnership and a revocable trust for the benefit the Scott Revocable Trust has shared voting and dispositive power over 5,011,966 shares of common stock collectively owned by the Scott Trusts. In addition, Mr. Richter has sole voting and dispositive power over 21,739 shares of our common stock and as President of HBWM which acts as trustee of the Scott Blind Trust, investment adviser of the Scott Family Partnership and a revocable trust for the benefit the Scott Revocable Trust has shared voting and dispositive power over 5,011,966 shares of our common stock collectively owned by the Scott Trusts. HBWM, Mr. Nordberg and Mr. Richter disclaim beneficial ownership of all securities held by the Scott Trusts.

(13)	Based in part on Schedule 13D/A filed with the SEC on November 16, 2011 by Mr. Richard L. Scott (“Mr. Scott”), Mr. Scott may be deemed to beneficially own 5,011,966 shares of common stock, which are owned collectively by the Scott Trusts.

(14)	The following information is based in part on Schedule 13G/A filed with the SEC on February 14, 2014 by Burlingame Equity Investors Master Fund LP (“Master Fund”), Burlingame Equity Investors II, LP (“Onshore Fund II” and together with the Master Fund, the “Funds”), Burlingame Asset Management, LLC (“BAM”) and Blair E. Sanford (“Mr. Sanford”): BAM is the general partner of the Funds. Mr. Sanford is the managing member of BAM. The 8,850,436 shares of our common stock consist of 7,921,436 shares of common stock, and Warrants (the “Warrants”) exercisable for 929,000 shares of our common stock. The Master Fund, BAM and Mr. Sanford have shared voting power and shared dispositive power over 8,144,676 shares of our common stock consisting of 7,264,654 shares of our common stock and Warrants exercisable for 850,022 shares of our common stock. The Onshore Fund II, BAM and Mr. Sanford have shared voting power and shared dispositive power over 735,760 shares of our common stock consisting of 656,782 shares of our common stock and Warrants exercisable for 78,978 shares of our common stock. BAM may be deemed to beneficially own 8,850,436 shares of our common stock (which include Warrants exercisable for 929,000 shares of our common stock) which are owned by the Funds and Mr. Sanford may be deemed to beneficially own the 8,850,436 shares of our common stock which are owned by BAM. Due to a 19.99% ownership limitation in the Warrants, BAM, Mr. Sanford and the Funds disclaim beneficial ownership with respect to 46,000 shares of our common stock into which the Warrants are exercisable.

(15)	The following information is based in part on Schedule 13G filed with the SEC on February 11, 2014 by AQR Capital Management, LLC (“AQR”): AQR has shared power to vote or dispose of 2,484,652 shares of our common stock.

Equity Compensation Plans

The information with respect to our equity compensation plan is incorporated herein by reference to Item 5 of Part II above.

Changes in Control

Except with respect to the Merger described elsewhere in this Annual Report on 10-K, we are unaware of any contract or arrangement which could result in a change in our control.

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

The Employment and Severance Agreement terminated the Nissenson Employment Agreement, effective as of April 1, 2012.

6. Merger-Related Agreements

The Merger-related agreements entered into by Mr. Nissenson are more fully described under the Section captioned "Proposed Merger” in Item 1.

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

C. Securities Purchase Agreement with Burlingame Equity Investors, LP

On March 23, 2010, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an existing shareholder, Burlingame Equity Investors, LP (“Burlingame”), pursuant to which Burlingame agreed to purchase from us and we agreed to sell and issue to Burlingame our following securities for an aggregate purchase price of $6,000,000 (the “Purchase Price”) (the “Burlingame Transaction”):

(1) Senior Promissory Note (as amended on May 2, 2011): A senior promissory note in the aggregate principal amount of $3,500,000, maturing on March 22, 2013 (the “Note”). Interest accrued at an annual rate of 10% and was payable quarterly (commencing on June 30, 2010 and on the 15 th of each September, December, March and June thereafter) in cash. The Note ranked pari passu in rights of liquidation with our Series A Bonds issued in Israel on December 13, 2007.

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

E. Shareholder Value, Ltd.

Shareholder Value, Ltd. is a Texas limited partnership which owns 100% of the building in Lubbock, Texas, from which NTSC leased space for its corporate offices, Network Control Center, Customer Care and Internet help desk locations until the lease expired on September 30, 2013, and we moved our offices to 1220 Broadway in Lubbock, Texas. To our knowledge, NTS Properties, LLC is a Texas limited liability company that serves as the general partner of Shareholder Value and, in that capacity, owns 1% of Shareholder Value. The remaining 99% of Shareholder Value is owned by a small group of investors, which includes several former shareholders of NTSC who sold their respective interests in NTSC to us in connection with our acquisition of NTSC in February 2008. To our knowledge, during 2012, Brad Worthington (EVP and COO of NTSC), Jerry Hoover (former executive officer of NTSC), and Barbara Baldwin (former executive officer of NTSC) sold all their interests in Shareholder Value.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Independent Certified Public Accountants

We have appointed Baker Tilly Virchow Krause, LLP, independent members of Baker Tilly International (“Baker Tilly”) as our independent certified public accountants for the fiscal year ended December 31, 2013. Baker Tilly has acted in such capacity since its engagement in May 2009.

Audit and Non -Audit Fees

Our Audit Committee pre-approved all audit and non-audit services provided to us during the periods listed below. The Audit Committee approves discrete projects on a case-by-case basis that may have a material effect on our operations and also considers whether proposed services are compatible with the independence of the public accountants.

Aggregate fees for professional services rendered to us by Baker Tilly for the fiscal years ended December 31, 2013 and 2012 are:

	Fiscal Year
	2013	2012

Audit Fees (1)	$198,500	$180,750
Audit-Related Fees (2)	13,000	12,500
Tax Fees (3)	21,500	20,000
All Other (4)	17,073	12,085
Total	$250,073	$225,335
___________________

(1)
Audit Fees consisted of audit work and review services, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits, comfort letters, consents, and assistance with and review of documents filed with the Commission.

(2)	Audit-related Fees consisted principally of the audit of our employee benefit plan and other attest services.

(3)	Tax Fees consisted of fees incurred in connection with tax compliance services

(4)	All Other Reimbursement for expenses in connection with professional services rendered to us.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1.1	Articles of Incorporation of the Company (1)
3.1.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007 (2)
3.1.3	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 25, 2012 (3)
3.2	Reamended and Restated Bylaws of NTS, Inc. dated November 5, 2012 (4)
21.1	List of Subsidiaries
23.1	Consent of Baker Tilly Virchow Krause, LLP dated March 27, 2014 *
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002 *
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002 *
32.1	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002 *
32.2	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002 *
101
The following materials from NTS, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. (6) *

___________________
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

NTS, INC.

Date: March 27, 2014	By:	/s/ Guy Nissenson
Guy Nissenson
President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Nissenson	President, Chief Executive Officer and Chairman of the Board of Directors	March 27, 2014
Guy Nissenson	(Principal Executive Officer)

/s/ Niv Krikov	Treasurer and Chief Financial Officer	March 27, 2014
Niv Krikov	(Principal Financial and Accounting Officer)

/s/ Shemer Schwarz	Director	March 27, 2014
Shemer S. Schwarz

/s/ Arie Rosenfeld	Director	March 27, 2014
Arie Rosenfeld

/s/ Timothy Farrar	Director	March 27, 2014
Timothy M. Farrar

/s/ Alan Bazaar	Director	March 27, 2014
Alan L. Bazaar

/s/ Don Bell III	Director	March 27, 2014
Don Carlos Bell III

/s/ Andrew MacMillan	Director	March 27, 2014
Andrew J. MacMillan

/s/ Jeffrey Eberwein	Director	March 27, 2014
Jeffrey E. Eberwein

/s/ Richard Coleman, Jr.	Director	March 27, 2014
Richard K. Coleman, Jr.

EXHIBIT INDEX

Exhibit Number	Description

3.1.1	Articles of Incorporation of the Company (1)
3.1.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 18, 2007 (2)
3.1.3	Certificate of Amendment to the Articles of Incorporation of the Company, dated January 25, 2012 (3)
3.2	Reamended and Restated Bylaws of NTS, Inc. dated November 5, 2012 (4)
21.1	List of Subsidiaries
23.1	Consent of Baker Tilly Virchow Krause, LLP dated March 27, 2014 *
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002 *
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002 *
32.1	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002 *
32.2	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002 *
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

___________________
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