Form 10-Q
period 2014-03-31
NTS, INC.
filed 2014-05-15
CIK 1126216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 13, 2014, 43,847,272 shares of the Company’s common stock, $0.001 par value, were outstanding.

NTS, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED) - PERIOD ENDED MARCH 31, 2014

NTS, Inc. and Subsidiaries

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$2,130,938	$4,981,942
Accounts receivable, net	4,072,951	5,465,724
Prepaid expenses and other receivables	2,949,592	3,554,645
Deferred taxes	1,032,703	1,063,237
Inventories	233,677	202,746

Total current assets	10,419,861	15,268,294

BONDS ISSUANCE AND FINANCE COSTS, NET	918,501	1,054,701

OTHER LONG-TERM ASSETS	2,392,023	2,392,796

FIXED ASSETS, NET	104,048,396	105,174,830

INTANGIBLE ASSETS, NET	961,012	1,090,618

Total assets	$118,739,793	$124,981,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)

CURRENT LIABILITIES:
Short-term bank credit and current maturities of notes payable	$6,172,171	$5,679,457
Trade payables	11,664,283	14,969,482
Other liabilities and accrued expenses	4,490,787	5,640,869
Current maturities of obligations under capital leases	278,705	261,894
Current maturities of bonds	4,318,599	4,197,510

Total current liabilities	26,924,545	30,749,212

DEFERRED TAXES, NET	902,454	1,187,370

NOTES PAYABLE TO THE UNITED STATES DEPARTMENT OF AGRICULTURE, NET OF CURRENT MATURITIES	41,996,826	41,920,254

NOTES PAYABLE, NET OF CURRENT MATURITIES	16,582,500	17,336,250

BONDS PAYABLE, NET OF CURRENT MATURITIES	3,505,865	3,528,049

OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT MATURITIES	628,532	484,933

OTHER LONG-TERM LIABILITIES	149,788	1,499,794

Total liabilities	90,690,510	96,705,862

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Common stock of $0.001 par value per share: 75,000,000 shares authorized at March 31, 2014 and December 31, 2013; 43,452,272 and 43,418,847 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	43,452	43,419
Additional paid-in capital	57,555,292	57,493,518
Foreign currency translation adjustment	(1,805,791)	(1,805,791)
Retained deficit	(27,743,670)	(27,455,769)

Total equity	28,049,283	28,275,377

Total liabilities and shareholders' equity	$118,739,793	$124,981,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2014	2013
Revenues
Services on Fiber-To-The-Premise network	$6,632,302	$5,346,152
Leased local loop services and other	7,357,829	9,590,084
Total Revenues	13,990,131	14,936,236

Expenses
Cost of services (excluding depreciation and amortization shown below)	6,093,741	6,640,418
Selling, general and administrative	4,763,862	4,987,133
Depreciation and amortization	2,033,529	1,664,842
Financing expenses, net	1,351,164	1,201,690
Other expenses	221,903	210,245
Total Expenses	14,464,199	14,704,328

Income (loss) before taxes	(474,068)	231,908

Income tax benefit (expense)	186,167	(44,927)

Net income (loss)	$(287,901)	$186,981

Basic and diluted income (loss) per share	$(0.01)	$0.00	*

Basic and diluted weighted average number of shares outstanding	43,443,456	41,186,596

* Represents amount less than $0.01.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2014	2013
Cash flow from operating activities:
Net income (loss)	$(287,901)	$186,981
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,033,529	1,664,842
Compensation in connection with the issuance of warrants and options issued for professional services	31,690	53,085
Decrease in bad debt provision	(93,153)	(168,047)
Accrued interest and exchange rate on bonds	98,905	574,530
Unearned gain due to hedging	-	(44,509)
Amortization of bonds issuance and finance costs	136,200	72,345
Deferred tax provision	(254,382)	(21,220)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,485,926	(262,455)
Decrease (increase) in inventories	(30,931)	2,005
Decrease (increase) in long-term receivables	773	(79,904)
Decrease (increase) in prepaid expenses and other receivables	605,053	(510,891)
Decrease in other long-term liabilities	(1,350,006)	(16,308)
Decrease in trade payables	1,051,075	1,838,366
Decrease in other liabilities and accrued expenses	(1,150,082)	(289,182)
Net cash provided by operating activities	2,276,696	2,999,638

Cash flow from investing activities:
Purchases of equipment	(1,960,986)	(3,007,575)
Purchases of equipment for the projects under the United States Department of Agriculture, net of grants received	(2,913,388)	(725,115)

Net cash used in investing activities	(4,874,374)	(3,732,690)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NTS, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three months ended March 31,
	2014	2013

Cash flow from financing activities:
Repayment of short-term loans from banks and others	-	(244,335)
Repayment of long-term loans	(477,358)	-
Proceeds from long-term loans	-	1,700,000
Repayment of capital lease obligation	(98,979)	(118,268)
Proceeds from long-term loans from the United States Department of Agriculture	725,030	4,456,619
Repayment of long-term loans from United States Department of Agriculture	(432,136)	(517,153)
Proceeds from exercise of options	30,117	-
Increase in restricted cash	-	(1,579,891)

Net cash provided by (used in) financing activities	(253,326)	3,696,972

Net increase (decrease) in cash and cash equivalents	(2,851,004)	2,963,920

Cash and cash equivalents at the beginning of the period	4,981,942	3,908,620

Cash and cash equivalents at the end of period	$2,130,938	$6,872,540

Supplemental disclosure of cash flows activities:

Cash paid for:

Interest	$1,025,323	$746,277

Purchase of fixed assets by capital lease arrangements	$259,389	$-

Purchase of fixed assets included in accounts payable	$-	$1,665,418

The accompanying notes are an integral part of these condensed consolidated financial statements

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
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

NTSI’s wholly-owned subsidiaries as of March 31, 2014 were as follows:

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

As of March 31, 2014, the Company reported a working capital deficit of $16,504,684 compared to a working capital deficit of $15,480,918 as of December 31, 2013.

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
MARCH 31, 2014
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

In management’s opinion, the condensed consolidated balance sheets as of March 31, 2014 (unaudited) and December 31, 2013 (audited), the unaudited condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company's financial position, results of operations and cash flows on a basis consistent with that of the Company's prior audited consolidated financial statements. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. Therefore these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2013.

The Company has evaluated subsequent events occurring through the date on which this Quarterly Report on Form 10-Q was filed.

B.	Cash and Cash Equivalents

Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
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

Accounts receivable are presented net of an allowance for doubtful accounts of $1,441,032 and $1,534,185 at March 31, 2014 and December 31, 2013, respectively.

D.	Other Intangible Assets

Other intangible assets consist of a license to provide communication services in the US.

Customer relations related to mergers and acquisitions are amortized over a period between 2-13 years from the date of the purchase.

E.	Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Warrants and options were excluded from the calculation of diluted income per share for the three months ended March 31, 2013 since they would have an anti-dilutive effect, in that the sum of the stock option prices and unrecognized compensation expense in the treasury stock method was greater than the average closing market price for the common shares during this period.  Warrants and options were excluded from the calculation of diluted loss per share for the three months ended March 31, 2014 since they would have an anti-dilutive effect due to the Company's net loss which was reported for the three months ended March 31, 2014.

F.	Stock-Based Compensation

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
MARCH 31, 2014
 (Unaudited)

Note 2 - Significant Accounting Policies (cont.)

G.	Income Taxes

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

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
 (Unaudited)

Note 2 - Significant Accounting Policies (cont.)

H.	Derivative Instruments

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

The Company recognizes all of its derivative instruments as either assets or liabilities on the balance sheet at fair value. For derivative instruments that are designated and qualify as a cash flows hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gain or loss on a derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item is recognized in current earnings during the period of change. For the period ended March 31, 2014, the Company’s forward contracts did not qualify for hedge accounting and as such, changes in the fair value of the derivative instrument were reported in current period earnings. During January 2012, the Company entered into two foreign currency hedging transactions of $596,842 maturing on May 29, 2012 to buy NIS 2,303,809, and $4,306,570 maturing on November 28, 2012 to buy NIS 16,640,591, in order to hedge against the risk of principal and interest payments of its bonds during 2012 and June 2013.  As of March 31, 2013, the Company recognized the unearned gain of $44,509 in financing expenses in the Condensed Consolidated Statement of Operations against an increase in its Current maturities of bonds in the Condensed Consolidated Balance Sheet.

I.	Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which clarifies the presentation requirements of unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. The adoption of this standard did not have a material impact to the Company's consolidated financial statements.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
 (Unaudited)

Note 3 - Notes payable

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
MARCH 31, 2014
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

On March 28, 2013, the Company entered into Amendment No. 4 to the Original ICON Agreement which contains some definitional clarifications.  On the same day, the Company drew down on the Fourth ICON Loan in the aggregate amount of $1,700,000 which was the first draw down under the Fourth ICON Loan.  The principal amount of the first draw down under the Fourth ICON Loan is payable in 51 consecutive monthly installments with the first nine monthly payments being payments of accrued interest only.

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

On May 15, 2014, the Company entered into Amendment No. 6 to the Original ICON Agreement which makes certain technical amendments to the Original ICON Loan Agreement.

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

The Company is required to maintain fixed charge coverage ratio of not less than 1.15 to 1.00 for the trailing four fiscal quarter period most recently ended if at any time cash was less than $2,000,000 at March 31, 2014 or $3,000,000 as of the last day of any other fiscal quarter.  Pursuant to Amendment No. 3, senior leverage ratio should not exceed 2.25 to 1.00 from June 30, 2012 through March 31, 2013, 2.00 to 1.00 from June 30, 2013 through December 31, 2013, and 1.75 to 1.00 from March 31, 2014 and thereafter. As of March 31, 2014, the Company complied with the foregoing financial covenants.

The total outstanding amount of the loans as of March 31, 2014 is $19,848,750.  As of March 31, 2014, there are no amounts available for future draws.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

Note 3 - Notes payable (Cont.)

2.
NTS Telephone Company, LLC, a wholly-owned subsidiary of NTSC, received from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, $11.5 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the advance date until full repayment after 17 years. Each advance bears interest that will become fixed at the date of advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by NTS Telephone's assets which were $15.5 million at March 31, 2014. As of March 31, 2014, the current average weighted interest rate on the outstanding advances was 3.52%.

The total outstanding amount of these loans as of March 31, 2014 and December 31, 2013 are $8,711,118 and $8,839,862, respectively. The loans are to be repaid in monthly installments until 2024.

3.
PRIDE Network, Inc., a wholly-owned subsidiary of NTSC, received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total $99.9 million funding in the form of $45.9 million in grants and $54 million in 19 to 20 year loans. The total aggregate amount of these loans and grants as of March 31, 2014 is $38,586,644 and $32,228,292, respectively.  Each advance bears interest that will become fixed at the date of the advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance.  The funding created an opportunity for the Company to expand the rollout of its FTTP infrastructure, known as the PRIDE Network to northwestern Texas and southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by PRIDE Network's assets which were $50.8 million at March 31, 2014. As of March 31, 2014, the current average weighted interest rate on the outstanding advances was 2.69%. As of March 31, 2014, the total amount of loans and grants available in the future was $15,406,395 and $13,648,626, respectively.

The loans are to be repaid in monthly installments until 2030. The total outstanding amounts of these loans as of March 31, 2014 and December 31, 2013 are $35,768,390 and $35,346,753, respectively.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
 (Unaudited)

Note 4 - Bonds payable

On December 13, 2007, the Company issued a total of NIS 100,382,100 (approximately $25,562,032, based on the exchange rate as of December 13, 2007) unsecured Series A Bonds (the “Bonds”) to Israeli institutional investors. The principal of the Bonds is repaid in 8 equal annual payments on the 1st of December of every year from 2008 until 2015 (inclusive). On November 11, 2008 (the “Date of Listing”), the Bonds commenced trading on the TASE. From the date of issuance until the Date of Listing, the Bonds accrued annual interest at a rate of 9%. As of the Date of Listing, the interest rate for the unpaid balance of the Bonds was reduced by 1% to an annual interest rate of 8%. The interest on the Bonds is paid semi-annually on the 1st of June and on the 1st of December of every year from 2008 until 2015 (inclusive). The principal and interest of the Bonds are linked to the Israeli Consumer Price Index (“CPI”). The known adjusted CPI at March 31, 2014 was 119.1.

The components of the bonds payable are as follows:

March 31, 2014

Outstanding balance (in NIS)	25,095,525
Accrued interest (in NIS)	660,047
Increase in debt due to CPI adjustments (in NIS)	4,458,206
Total outstanding debt (in NIS)	30,213,778

Exchange rate	3.487

Total outstanding debt (USD)	$8,664,691
Debt discount related to warrants	(207,222)
Bonds held by subsidiary	(633,005)

Total outstanding debt	7,824,464

Less current portion	4,318,599

Long-term portion	$3,505,865

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
 (Unaudited)

Note 4 - Bonds payable (Cont.)

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

On November 5, 2013, Midroog Limited, an Israeli rating company which is a subsidiary of Moody’s Investor Services (“Midroog”) filed with the TASE an annual monitoring report, reaffirming the Ba1 rating of the Series A Bonds, however, Midroog’s rating committee decided on a developing outlook on the rating of the Series A Bonds in light of the Company’s pending merger agreement with Tower Three Partners LLC ("Tower Three") as described in Note 7 below.

Note 5 - Capital Structure

During the first quarter of 2014, options holders exercised their right to purchase 33,425 of the Company’s Common Stocks at an average exercise price of $1.10 per share. At March 31, 2014, the total issued and outstanding Common Stock of $0.001 par value per share is 43,452,272.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
 (Unaudited)

Note 6 - Legal proceedings

Class Actions Related to the Merger Agreement

Between October 23, 2013 and November 20, 2013, six complaints styled as class actions and relating to the Merger were filed in Nevada state court (Eighth Judicial District, Clark County) against the Company, its officers and directors, Tower Three, T3 North Intermediate Holdings, LLC ("Holdings"), a Nevada limited liability company and North Merger Sub, Inc. ("Merger Sub"), a Nevada corporation and wholly owned subsidiary of Holdings. On December 20, 2013, plaintiffs filed a Consolidated Amended Class Action Complaint (the “Consolidated Amended Complaint”) alleging that the individual defendants breached their fiduciary duties of care, good faith, fair dealing, loyalty and full and candid disclosure in connection with the process surrounding the Merger and that Tower Three, Holdings and Merger Sub aided and abetted these alleged breaches of fiduciary duty. The Consolidated Amended Complaint seeks, among other things, preliminary and permanent injunctive relief against the Merger.

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

The defendants believe that no further disclosure is required under applicable laws; however, to avoid the risk of the litigation delaying or adversely affecting the Merger and to minimize the expense of defending such action, the Company has agreed, pursuant to the terms of the MOU, to make certain supplemental disclosures related to the Merger. The Company and the other named defendants have vigorously denied, and continue vigorously to deny, that it has committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts that were or could have been alleged in the litigation, and expressly maintain that, to the extent applicable, it diligently and scrupulously complied with its fiduciary and other legal duties and are providing these supplemental disclosures solely to seek to eliminate the burden and expense of further litigation, to put to rest claims relating to the Merger that have been or could have been asserted, and to avoid any possible delay to the closing of the Merger that might arise from further litigation.

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
MARCH 31, 2014
 (Unaudited)
Note 6 - Legal proceedings (Cont.)

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

On May 14, 2010, the Company entered into an agreement (including any amendment and supplement thereto, the “Marathon Agreement”) with Marathon Telecom Ltd. for the sale of our majority (69%) holdings in Xfone 018. Pursuant to Section 10 of the Marathon Agreement, the Company is fully and exclusively liable for any and all amounts, payments or expenses incurred by Xfone 018 as a result of the Class Action Request. Section 10 of the Marathon Agreement provides that the Company shall bear any and all expenses or financial costs which are entailed by conducting the defense on behalf of Xfone 018 and/or the financial results thereof, including pursuant to a judgment or settlement (it was agreed that in the event that Xfone 018 will be obligated to provide services at a reduced price, the Company shall bear only the cost of such services). Section 10 of the Marathon Agreement further provides that the defense by Xfone 018 shall be performed in full cooperation with the Company and with mutual assistance. It is agreed between the Company and Xfone 018 that subject to and upon the approval of the Settlement Agreement by the Israeli Court, the Company shall bear and/or pay: (i) the costs of the free call benefit or donation described above; (ii) the Reward; (iii) the Attorneys Fee; (iv) Xfone 018 attorneys' fees for professional services in connection with the Class Action Request, estimated at approximately NIS 75,000 (approximately $21,204); and (v) any other related costs (such as publication expenses and the Examiner’s fees).

In the event the Amended Settlement Agreement is not approved by the Israeli Court, Xfone 018 intends to vigorously defend the Class Action Request.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
 (Unaudited)

Note 7 - Merger Agreement

As reported in the Current Report on Form 8-K filed with the SEC on October 21, 2013, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with T3 North Intermediate Holdings, LLC, a Nevada limited liability company (“Holdings”) and North Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Holdings (“Merger Sub”).  Upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will become a wholly-owned subsidiary of Holdings through a merger of Merger Sub with and into the Company, with the Company as the surviving corporation (the “Merger”).  Holdings and Merger Sub are affiliates of Tower Three Partners LLC (“Tower Three”).  Consummation of the Merger is subject to a number of closing conditions, including, among other things, (i) the adoption and approval of the Merger Agreement by the requisite vote of the Company’s stockholders; (ii) receipt of certain third party consents; (iii) the absence of any law or order prohibiting the Merger; (iv) the accuracy of the representations and warranties, subject to customary materiality qualifiers; and (v) the absence of a Material Adverse Effect (as defined in the Merger Agreement).  Consummation of the Merger is not subject to a financing condition.

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

In addition, the sole member of Holdings and Mr. Nissenson have entered into a Rollover Agreement (the “Rollover Agreement”), whereby Mr. Nissenson has committed to contribute, immediately prior to the effective time of the Merger, an aggregate of 1,390,871 shares of the Company’s common stock to the sole member of Holdings in exchange for equity interests of such entity.  Mr. Nissenson‘s commitments pursuant to such agreement are conditioned upon the satisfaction or waiver of the conditions to closing contained in the Merger Agreement and will take place immediately prior to the consummation of the Merger.  In addition, it is expected that Mr. Nissenson will enter into an equity holders agreement that will, among other things, provide that Mr. Nissenson may serve on the board of directors of the sole member of Holdings for so long as he continues to own a specified amount of equity in such entity.

The parties to the Merger Agreement intend to complete the Merger in the second quarter of 2014.  However, the Merger is subject to approvals and other conditions, and it is possible that factors outside the control of the parties could result in the Merger being completed at a later time, or not at all.

The Company and Tower Three have had discussions related to assistance with financing after the closing of the Merger Agreement, if necessary.  While there is no formal or legal commitment from Tower Three to provide assistance, it is the Company’s belief financing will be available after the closing of the Merger Agreement, if needed.

NTS, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
 (Unaudited)

Note 8 - Subsequent Event

Between April 28, 2014 and May 1, 2014, certain warrant holders exercised their right to purchase 395,000 of the Company’s Common Stocks at an exercise price of $1.865 per share. In addition, warrants to purchase 55,000 of the Company’s Common Stocks at an exercise price of $1.865 per share expired at the end of business day of May 1, 2014.

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

RESULTS OF OPERATIONS

Financial Information – Percentage of Revenues:

	Three months ended March 31,
	2014	2013
Revenues:
Services on Fiber-To-The-Premise network	47.4%	35.8%
Leased local loop services and other	52.6%	64.2%
Total Revenues	100%	100%

Expenses:
Cost of services (excluding depreciation and amortization)	43.6%	44.5%
Selling, general and administrative	34.1%	33.4%
Depreciation and amortization	14.5%	11.1%
Financing expenses, net	9.6%	8.0%
Other expenses	1.6%	1.4%
Total expenses	103.4%	98.4%

Income (loss) before taxes	(3.4)%	1.6%

Income tax benefit (expense)	1.3%	(0.3)%

Net income (loss)	(2.1)%	1.3%

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2014 AND MARCH 31, 2013

Revenues. Revenues for the three month period ended March 31, 2014 decreased 6.3% to $13,990,131 from $14,936,236 for the same period in 2013.

Revenues from our Fiber-To-The-Premise ("FTTP") network include revenues from the delivery of products and services via our fully owned FTTP network.  These products and services include video, high speed Internet and voice as well as broadband connectivity for private network within the footprint of our FTTP network.  Revenues from our FTTP network in the three months ended March 31, 2014 increased 24.1% to $6,632,302 from $5,346,152 in the same period in 2013. As percentage of total sales, FTTP revenues in the three month period ended March 31, 2014 increased to 47.4% from 35.8% for the same period in 2013. The growth of FTTP revenues is expected to continue due to the progress in the build out of our FTTP network in the communities which are located in the areas of the PRIDE Network projects, a subsidiary of NTSC and other communities in the region of West Texas.

Revenues from our leased local loop services include revenues from wholesale, other carriers and other non-FTTP customers. Revenues from leased local loop in the three month period ended March 31, 2014 decreased 23.3% to $7,357,829 from $9,590,084 for the same period in 2013. As percentage of total sales, leased local loop revenues in the three month period ended March 31, 2014 decreased to 52.6% from 64.2% for the same period in 2013. The decrease in revenues was caused by the aggressive competition in our non-FTTP markets as well as a one-time decrease in non-FTTP wholesale revenues of $509,227 due to changes in the billing process. We expect that the decline in revenues from non-FTTP residential customers will continue in 2014, but will be offset by the increase in revenues in FTTP from business and residential customers.

Cost of services (excluding depreciation and amortization). Cost of services consists primarily of facilities and traffic time purchased from other telephone companies and content for our video services. Cost of services for the three month period ended March 31, 2014, decreased 8.2% to $6,093,741 from $6,640,418 for the same period in 2013. Cost of services, as a percentage of revenues in the three month period ended March 31, 2014, decreased to 43.6% from 44.5% in the same period in 2013. We expect that the trend of decline in cost of services, as a percentage of revenues, will continue as we increase the portion of revenues generated from our high-margin FTTP services. FTTP services are provided over our fully owned fiber network and therefore we do not incur third party costs for leased network lines. As the revenue mix changes towards greater percentage of the high-margin FTTP revenues, and a lesser percentage of the low-margin revenues from non-FTTP residential customers and wholesale, the cost of services, as a percentage of revenues, is expected to decline.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses consist primarily of compensation costs for our sales, administrative and management employees. Selling, general and administrative expenses for the three month period ended March 31, 2014 decreased 4.5% to $4,763,862 from $4,987,133 for the same period in 2013. The decrease was the result of a decrease in payroll expenses which resulted mainly from outsourcing most of our installation and maintenance work in the FTTP markets to subcontractors, which was offset by an increase in sales commission related to the increase in new FTTP revenues.  As a percentage of revenues, selling, general and administrative expense increased by 0.7%.

Depreciation and amortization. Depreciation and amortization expense for the three month period ended March 31, 2014, increased 22.1% to $2,033,529 from $1,664,842 for the same period in 2013. The increase was due to the large investments in the development of the FTTP networks.

Financing Expenses. Financing expenses, net, for the three month period ended March 31, 2014, increased 12.4% to $1,351,164 from $1,201,690 for the same period in 2013. Financing expenses consist of interest payable on our financial obligations, and the measurement of the Bonds, which are stated in NIS and linked to the Israeli Consumer Price Index (the “CPI”).  The increase in financing expense is a result of the increase in outstanding loans from the United States Department of Agriculture and ICON Agent, LLC. The financing expenses are presented net of unearned gain on the hedging of interest and principal bond payments in 2013.

Other Expenses. Other expenses for the three month period ended March 31, 2014, increased 5.5% to $221,903 from $210,245 for the same period in 2013. Other expenses consist of real estate taxes. We expect that real estate taxes will increase as we continue to expand our operations in the PRIDE Network markets.

Income taxes. We conduct our business in several states in the US. Therefore, our operating income is subject to varying rates of state tax in the US. Consequently, our effective tax rate is dependent upon the geographic distribution of our earnings or losses. However, we expect that our income taxes will not materially vary in relation to the geographic distribution of our profits inside the US. Due to non-deductible expenses, non-deductible compensation related to stock options and non-deductible amortization of intangible assets, we had a tax benefit for the three months ended March 31, 2014 and our effective tax rate was 39.27%.  Our effective tax rate for the three months ended March 31, 2013 was 19.37%.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of March 31, 2014, amounted to $2,130,938, compared to $4,981,942 as of December 31, 2013, a decrease of $2,851,004. Net cash provided by operating activities during the three months ended March 31, 2014, was $2,276,696, a decrease of $722,942 compared to net cash provided by operating activities of $2,999,638 for the three months ended March 31, 2013. The decrease in cash flow provided by operating activities is mostly related to the following changes: (1) a decrease in accounts receivable of $1,485,926 during the three months ended March 31, 2014, compared to an increase of $262,455 in the same period of 2013; (2) a decrease in prepaid expenses and other receivables of $605,053 in the three months ended March 31, 2014, compared to an increase of $510,891 in the same period of 2013; (3) a decrease in other long-term liabilities of $1,350,006 during the three months ended March 31, 2014, compared to a decrease of $16,308 during the same period of 2014; (4) a decrease in trade payables of $1,051,075 during the three months ended March 31, 2014, compared to a decrease of $1,838,366 during the same period of 2013; (5) a decrease in other liabilities and accrued expenses of $1,150,082 during the three months ended March 31, 2014, compared to a decrease of $289,182 during the same period of 2014.  Cash used in investing activities for the three months ended March 31, 2014, was $4,874,374 compared to $3,732,690 for the same period of 2013. Of that amount, $2,913,388 is attributable to the build out of our PRIDE Network projects and FTTP projects in Levelland, TX in three months ended March 31, 2014, compared to $725,115 for the same period of 2013 and $1,960,986 is attributable to the purchase of other equipment in three months ended March 31, 2014, compared to $3,007,575 for the same period of 2013. Net cash used in financing activities for the three months ended March 31, 2014, was $253,326 compared to $3,696,972 provided by financing activities for the same period of 2013 and is primarily attributable to proceeds from long-term loans from the United States Department of Agriculture, which are offset by repayment of the long-term loans from the United States Department of Agriculture and ICON.

Capital lease obligations. We are the lessee of switching, other telecom equipment and vehicles under capital leases expiring on various dates through 2019.

As of March 31, 2014, we reported a working capital deficit of $16,504,684 compared to a working capital deficit of $15,480,918 on December 31, 2013.

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

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of March 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic Notes Payable	$20,271,989	$3,689,489	$6,030,000	$10,552,500	$-
Notes Payable from the United States Department of Agriculture	44,479,508	2,482,682	4,965,364	4,965,364	32,066,098
Bonds	7,824,464	4,318,599	3,505,865	-	-
Capital leases	907,237	278,705	397,047	231,485	-
Operating leases	1,165,188	496,394	625,919	42,875	-

Total contractual cash obligations	$74,648,386	$11,265,869	$15,524,195	$15,792,224	$32,066,098

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

The Series A Bonds may only be traded in Israel. On November 5, 2013, Midroog Limited, an Israeli rating company which is a subsidiary of Moody’s Investor Services (“Midroog”) filed with the TASE an annual monitoring report, reaffirming the Ba1 rating of the Series A Bonds, however, Midroog’s rating committee decided on a developing outlook on the rating of the Series A Bonds in light of the Company’s pending merger agreement with Tower Three as described in Note 7 of the Condensed Consolidated Financial Statements for the period ended March 31, 2014.

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

On May 15, 2014, we entered into Amendment No. 6 to the Original ICON Agreement which makes certain technical amendments to the Original ICON Loan Agreement.

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

We are required to maintain a fixed charge coverage ratio of not less than 1.15 to 1.00 for the trailing four fiscal quarter period most recently ended if at any time cash was less than $2,000,000 at March 31, 2014 or $3,000,000 as of the last day of any other fiscal quarter. Pursuant to Amendment No. 3, senior leverage ratio should not exceed 2.25 to 1.00 from June 30, 2012 through March 31, 2013, 2.00 to 1.00 from June 30, 2013 through December 31, 2013, and 1.75 to 1.00 from March 31, 2014 and thereafter. As of March 31, 2014, we complied with the foregoing financial covenants.

The total outstanding amount of the loans as of March 31, 2014 is $19,848,750. As of March 31, 2014, there are no amounts available for future draws.

US subsidiaries

NTS Telephone Company, LLC, a wholly-owned subsidiary of NTSC, received from the Rural Utilities Service (“RUS”), a division of the United States Department of Agriculture, $11.5 million debt facility to complete a telecommunications overbuild project in Levelland, Texas. The principal of the RUS loan is repaid monthly starting one year from the initial advance date until full repayment after 17 years. Each advance bears interest that will become fixed at the date of the advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by NTS Telephone’s assets which were $15.5 million at March 31, 2014. As of March 31, 2014, the annual average weighted interest rate on the outstanding advances was 3.52%.

The total outstanding amount of these loans as of March 31, 2014 and December 31, 2013 is $8,711,118 and $8,839,862, respectively. The loans are to be repaid in monthly installments until 2023.

PRIDE Network, Inc., a wholly-owned subsidiary of NTSC has received approval from the Broadband Initiative Program of the American Recovery and Reinvestment Act, for a total $99.9 million funding in the form of $45.9 million in grants and $54 million in 19 to 20-year loans. The aggregate amount of these loans and grants received by the Company as of March 31, 2014 is $38,586,644 and $32,228,292, respectively.  Each advance bears interest that will become fixed at the date of the advance at the average yield on outstanding marketable obligations of the United States having the final maturity comparable to the final maturity of the advance.  The funding created an opportunity for the Company to expand the rollout of its FTTP infrastructure, known as the PRIDE Network, and bring broadband services to northwestern Texas southern Louisiana. Construction work of PRIDE Network's FTTP infrastructure started in October 2010. The loans are non-recourse to NTSC and all other NTSC subsidiaries and are secured by PRIDE Network's assets which were $50.8 million at March 31, 2014. As of March 31, 2014, the annual average weighted interest rate on the outstanding advances was 2.69%. As of March 31, 2014, the total amount of loan and grant to be available in the future is $15,406,395 and $13,648,626, respectively.

The loans are to be repaid in monthly installments until 2030. The total outstanding amounts of these loans as of March 31, 2014 and December 31, 2013 are $35,768,390 and $35,346,753, respectively.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

All of our assets, liabilities (except the Series A Bonds and other insignificant costs), revenues and expenditures are in USD.

Notwithstanding having our Series A Bonds stated in NIS and linked to the Israeli CPI, during the three months ended March 31, 2014, our outstanding liability was decreased by 0.46% as a result of the devaluation of the NIS in relation with the USD and a decrease of 0.7% adjustment to the Israeli CPI. We may use foreign currency exchange contracts and other derivative instruments to be the appropriate tool for managing such exposure.

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

Class Actions Related to the Merger Agreement

Between October 23, 2013 and November 20, 2013, six complaints styled as class actions and relating to the merger described in Note 7 of the Condensed Consolidated Financial Statements (the "Merger") were filed in Nevada state court (Eighth Judicial District, Clark County) against us, our officers and directors, Tower Three Partners, LLC ("Tower Three"), T3 North Intermediate Holdings, LLC ("Holdings") and North Merger Sub, Inc. ("Merger Sub"). On December 20, 2013, plaintiffs filed a Consolidated Amended Class Action Complaint (the “Consolidated Amended Complaint”) alleging that the individual defendants breached their fiduciary duties of care, good faith, fair dealing, loyalty and full and candid disclosure in connection with the process surrounding the Merger and that Tower Three, Holdings and Merger Sub aided and abetted these alleged breaches of fiduciary duty. The Consolidated Amended Complaint seeks, among other things, preliminary and permanent injunctive relief against the Merger.

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

In the event the Amended Settlement Agreement is not approved by the Israeli Court, Xfone 018 intends to vigorously defend the Class Action Request.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.157	Amendment No. 6 to The Term Loan, Guarantee and Security Agreement dated as of May 15, 2014.
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
101
The following materials from NTS, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS, INC.

Date: May 15, 2014	By:	/s/ Guy Nissenson
Guy Nissenson
President, Chief Executive Officer and Chairman of the Board
(principal executive officer)

Date: May 15, 2014	By:	/s/ Niv Krikov
Niv Krikov
Principal Accounting Officer, Treasurer and Chief Financial Officer
(principal accounting and financial officer)

EXHIBIT INDEX

Exhibit Number	Description

10.157	Amendment No. 6 to The Term Loan, Guarantee and Security Agreement dated as of May 15, 2014.
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
101
The following materials from NTS, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.